Form 10QSB
period 1997-09-30
RETROSPETTIVA INC
filed 1997-11-12
CIK 1015383

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________ to ___________________

     For the quarterly period ended September 30, 1997

                       Commission file number:  333-29295


                                RETROSPETTIVA, INC.
       (Exact name of small business issuer as specified in its charter)

              California                                   95-4298051
      (State or other jurisdiction                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)


                         8825 West Olympic Boulevard
                           Beverly Hills, CA 90211
                  (Address of principal executive offices)


                               (310) 657-1745
                         (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [ ]


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court.  Yes  [ ]    No  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, No Par Value, 2,900,000 shares as of November 5, 1997.

Transitional Small Business Disclosure Format:  Yes  [ ]    No  [X]

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RETROSPETTIVA, INC
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                                     December 31,       September 30,
                                                        1996                1997
                                                    --------------------------------
CURRENT ASSETS
    Cash                                             $   110,777         $4,335,895
    Accounts receivable, net, pledged                    760,495            862,397
    Accounts receivable, related party, pledged        1,182,202                -
    Note receivable, current portion                     140,000            130,442
    Note receivable, stockholder                             -              243,887
    Inventories, pledged                               3,112,678          3,723,969
    Deferred tax assets, current portion                  11,000             16,000
    Deferred offering costs                              101,354                -
    Other                                                 14,825             30,638
                                                    --------------------------------
        Total Current Assets                           5,433,331          9,343,228
    PROPERTY AND EQUIPMENT, at cost, net                  61,386             58,675
    NOTE RECEIVABLE, net of current portion               47,583                -
    DEFERRED TAX ASSETS, net of current portion            5,000
    OTHER ASSETS                                          80,666              4,610
                                                    --------------------------------
                                                      $5,627,966         $9,406,513
                                                    --------------------------------
                                                    --------------------------------

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable, trade                           $2,806,812         $1,502,452
    Note payable                                         237,580                -
    Note payable, bridge loans                           250,000                -
    Note payable, supplier                                     -            131,124
    Accrued expenses                                      51,070             31,194
    Accrued income taxes                                 443,080            173,964
    Customer advances                                    909,681            500,000
                                                    --------------------------------
        Total Current Liabilities                      4,698,223          2,338,734
                                                    --------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - authorized 1,000,000 shares -
 none issued or outstanding                                    0
Common stock - authorized 15,000,000 shares,
 no par value; issued and outstanding 1,750,000
 and 2,750,000 shares, respectively                      154,000          5,537,013
Additional paid-in capital                               230,000            230,000
Retained earnings                                        545,743          1,300,766
                                                    --------------------------------
    Total Stockholders Equity                            929,743          7,067,779
                                                    --------------------------------
                                                      $5,627,966         $9,406,513
                                                    --------------------------------
                                                    --------------------------------


                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              RETROSPETTIVA, INC
                             STATEMENTS OF INCOME
                                 (Unaudited)

                                           Nine Months Ended           Three Months Ended
                                             September 30,                 September 30,
                                         1996           1997           1996          1997
                                     ---------------------------------------------------------
SALES                                  $7,295,368    $13,026,900     $3,166,390    $5,105,601
SALES, related party                    1,776,927            -          225,209           -
                                     ---------------------------------------------------------
    Total Sales                         9,072,295     13,026,900      3,391,599     5,105,601

COST OF SALES                           7,831,032     11,124,972      2,912,691     4,366,641

                                     ---------------------------------------------------------
GROSS PROFIT                            1,241,263      1,901,928        478,908       738,960

OPERATING EXPENSES
    Selling expenses                      147,465        172,735          1,204         78,167
    General and administrative            440,216        424,952         79,274        206,011

                                     ---------------------------------------------------------
    Total Operating Expenses              587,681        597,687         80,478        284,178

                                     ---------------------------------------------------------
INCOME FROM OPERATIONS                    653,582      1,304,241        398,430        454,782

OTHER INCOME (EXPENSES)
    Interest income                                        8,154                         3,677
    Interest expense                      (41,379)       (50,501)       (23,355)       (26,717)
                                     ---------------------------------------------------------
Net Other Income (Expenses)               (41,379)       (42,347)       (23,355)       (23,040)

                                     ---------------------------------------------------------
INCOME BEFORE INCOME TAXES                612,203      1,261,894        375,075        431,742

PROVISION FOR INCOME TAXES                217,565        506,871        121,339        174,001
                                     ---------------------------------------------------------

NET INCOME                             $  394,638    $   755,023     $  253,736    $   257,741
                                     ---------------------------------------------------------

NET INCOME PER COMMON SHARE            $     0.23    $      0.43     $     0.14    $      0.14
                                     ---------------------------------------------------------
                                     ---------------------------------------------------------

Weighted Average Numbers of Shares
    Outstanding                         1,750,000      1,775,641      1,750,000      1,826,087
                                     ---------------------------------------------------------
                                     ---------------------------------------------------------


                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              RETROSPETTIVA, INC
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Nine Months Ended September 30,
                                                                   1996           1997
                                                             -------------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net income                                                     $   394,638    $   755,023
    Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                                    8,581         13,442
    Stock issued for compensation                                   34,000            -
    Deferred income taxes                                           23,000            -
    Services provided to reduce note receivable                        -           57,141
    Stock issued for loan                                          100,000            -
    Utilization of deferred offering costs                             -         (181,183)
    Changes in:
        Accounts receivable                                       (197,507)      (101,902)
        Accounts receivable, related party                             -        1,182,202
        Inventories                                                846,888       (611,291)
        Other                                                          -           60,243
        Accounts payable and accrued expenses                   (1,481,727)    (1,324,236)
        Accrued income taxes                                       216,982       (269,116)
        Customer advances                                          200,000       (409,681)
                                                             -------------------------------
            Cash flows provided (used) by
             operating activities                                  144,855       (829,358)
                                                             -------------------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
    Purchase of property and equipment                              (4,836)       (10,731)
                                                             -------------------------------
            Cash flows provided (used) by
             investing activities                                   (4,836)       (10,731)
                                                             -------------------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
    Loans to stockholder                                               -         (288,043)
    Collections on note receivable, stockholder                        -           44,156
    Proceeds from note payable, stockholder                        149,319            -
    Payments on note payable, stockholder                         (245,141)           -
    Proceeds from notes payable, bridge loans                      250,000            -
    Payments on notes payable, bridge loans                                      (250,000)
    Proceeds from note payable                                                    131,124
    Payments on note payable                                        (9,725)      (237,580)
    Payments for deferred offering costs                          (101,186)           -
    Payments for offering costs                                                  (898,263)
    Proceeds from issuance of common stock                             -        6,563,813
                                                             -------------------------------
            Cash flows provided (used) by
             financing activities                                   43,267      5,065,207
                                                             -------------------------------

NET INCREASE (DECREASE) IN CASH                                    183,286      4,225,118
CASH IN BANK, beginning of period                                   38,297        110,777
                                                             -------------------------------
CASH IN BANK, end of period                                    $   221,583    $ 4,335,895
                                                             -------------------------------
                                                             -------------------------------


                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             RETROSPETTIVA, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations for the full year.
These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's form SB-2/A filed on September 10, 1997, the Prospectus dated September 23, 1997 and form 424B4 filed on September 24, 1997 with the Securities and Exchange Commission for the year ended December 31, 1996 and the six months ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company contracts for the manufacture of a variety of garments, primarily basic women's activewear, sportswear and businesswear which include skirts, blouses, blazers, pants, shorts, vests and dresses, using assorted fabrics including rayons, linens, cotton and wool. Substantially all of the Company's garments are sold on a "package" basis pursuant to which the Company markets at fixed prices finished garments to the customer's specifications and quantity requirements, arranges for production of the garments and delivers the garments directly to the customer at the port of entry. Since the Company manufactures its finished products only upon receipt of purchase orders from its retail customers, and therefore does not maintain an inventory of finished products, the Company believes that it minimizes the market and fashion risk generally associated with the apparel industry.

The Company purchases fabrics and trim (such as buttons, zippers, shoulder pads, and the like) on behalf of its customers from suppliers in a number of countries, including Australia, China, India, Russia, Romania, Italy and the United States. After dying the fabric, if necessary, the fabric and trim are shipped by the suppliers directly to factories under contract to the Company in Macedonia where they are manufactured into finished garments for delivery to the Company's customers in the United States.

In its marketing, the Company emphasizes its package arrangements and what it believes to be the better quality and lower prices of garments produced by skilled Macedonian workers as compared to lower paid workers in certain other regions The Company offers garments for customers under its own labels, and under private labels selected by its customers and markets its products exclusively in the United States.

Except for historical information contained herein, the matters set forth may include forward-looking statements that are subject to risks and uncertainty that may cause actual results to differ materially. Such forward-looking statements that may be contained in this document could include in particular statements concerning business back-logs, operating efficiencies and capacities, capital spending, and other expenses. Among other factors that could cause actual results to differ materially are the following; dependence upon unaffiliated manufacturers and fabric suppliers, dependence on certain customers, foreign operations, competition, risks associated with significant growth, uncertainties in apparel industry, general economic conditions, seasonality, political instability, concentration of accounts receivable and possible fluctuations in operating results


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's statements;

                                      Three Months Ended       Nine Months Ended
                                          September 30,          September 30,
                                        1996       1997         1996       1997
                                      ------------------------------------------
Revenues                               100.0%     100.0%       100.0%     100.0%
Cost of goods sold                      85.9%      85.5%        86.3%      85.4%
Gross profit                            14.1%      14.5%        13.7%      14.6%
Selling, General and Administrative      2.4%       5.6%         6.5%       4.6%
Operating income                        11.7%       8.9%         7.2%      10.0%

THREE MONTHS ENDED SEPTEMBER 30, 1997 ("1997 PERIOD") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996 ("1996 PERIOD")

SALES

Sales for the 1997 Period were $5,105,601 which represented an increase of $1,714,002 or 50.5% over the 1996 Period net sales of $3,391.599. The growth in sales was primarily attributable to increased purchases by existing customers. Generally, the Company receives relatively small initial orders from new customers. As the relationship with the customer continues, the purchase orders often increase substantially. Net sales increases during the period reflected these increased customer orders.

COST OF GOODS SOLD

Cost of goods sold in the 1997 Period was $4,366,641 or 85.5% of sales, an increase of $1,453,950 from $2,912,691 or 85.9% of sales in the 1996 Period. The decrease in the percentage of cost of goods sold was a result of increased sales and implementation of a system to more tightly control consumption of raw materials used in production of finished goods.

GROSS PROFIT

Gross profit was $738,960 for the 1997 Period, an increase of $260,052 from $478,908 for the 1996 Period. The gross profit percentage was 14.5% in the 1997 Period, an increase from 14.1% in the 1996 Period. Tighter control of consumption of raw materials used in the production of finished goods enabled the Company to produce more units using less raw materials.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $284,178 or 5.6% of sales for the 1997 Period, an increase of $203,700 from $80,478 or 2.4% of sales for the 1996 Period. The increase in SG&A expense levels was primarily the result of increased costs of insurance (including a bad debt write-off of $76,166 related to the destruction of finished goods in a fire at a consolidating warehouse) to cover the exposure associated with increased production and import volume, increase in travel expense to support the additional business, rent, telephone and professional fees.

INTEREST EXPENSE

Interest expense for the 1997 Period was $26,717 compared to $23,355 for the 1996 Period. The increase in interest was primarily attributable to an increase in the utilization of the Company's line of credit facilities.

PROVISION FOR INCOME TAXES

The provision for income taxes was $174,001 and $121,339 for the 1997 and 1996 Periods, respectively. The increase in the provision for income taxes for the 1997 Period was primarily attributable to increased earnings.

NINE MONTHS ENDED SEPTEMBER 30, 1997 ("1997 PERIOD") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996 ("1996 PERIOD")

SALES

Sales for the 1997 Period were $13,026,900 which represented an increase of $3,954,605 or 43.6% over the 1996 Period net sales of $9,072,295. The growth in sales was primarily attributable to increased purchases by existing customers. Generally, the Company receives relatively small initial orders from new customers. As the relationship with the customer continues, the purchase orders often increase substantially.
Net sales increases during the period reflected these increased customer orders.

COST OF GOODS SOLD

Cost of goods sold in the 1997 Period was $11,124,972 or 85.4% of sales, an increase of $3,293,940 from $7,831,032 or 86.3% of sales in the 1996 Period. The decrease in the percentage of cost of goods sold was a result of increased sales and implementation of a system to more tightly control consumption of raw materials used in production of finished goods.

GROSS PROFIT

Gross profit was $1,901,928 for the 1997 Period, an increase of $660,665 from $1,241,263 The gross profit percentage was 14.6% in the 1997 Period, an increase from 13.7% in the 1996 Period. Tighter control of consumption of raw materials used in the production of finished goods enabled the Company to produce more units using less raw materials in addition to more economical sourcing of raw materials and trim.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $597,687 or 4.6% of sales for the 1997 Period, an increase of $10,006 from $587,681 or 6.5% of sales for the 1996 Period. The increase in SG&A expense levels was negligible, but significant relative to the percentage of SG&A expense levels to sales, 4.6% and 6.5% for the 1997 and 1996 Periods, respectively.

INTEREST EXPENSE

Interest expense for the 1997 Period was $50,501 compared to $41,379 for the 1996 Period. The increase in interest was primarily attributable to an increase in the utilization of the Company's line of credit facilities.

PROVISION FOR INCOME TAXES

The provision for income taxes was $506,871 and $217,565 for the 1997 and 1996 Periods, respectively. The increase in the provision for income taxes for the 1997 Period was primarily attributable to increased earnings.

LIQUIDITY AND CAPITAL RESOURCES

Since its formation, the Company has financed its operations and met its capital requirements primarily through cash flows from operations, customer advances, from principals, credit facilities, a bridge loan and private placements. The Company's capital requirements primarily consist of working capital needs.

NINE MONTHS ENDED SEPTEMBER 30, 1997 ("1997 PERIOD") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996 ("1996 PERIOD")

CASH FLOWS FROM (TO) OPERATING ACTIVITIES

Operating activities used net cash of $829,358 in the 1997 Period compared to providing net cash of $144,855 in the 1996 Period. The principal use of operating cash is to purchase fabric, manufacture the Company's products and import finished goods. Cash decreased primarily as a result of increases in inventories to support the increased production, payments made to decrease accounts payable and accrued expenses and the utilization of customer advances and deferred offering costs.

CASH FLOWS PROVIDED (USED) FOR INVESTING ACTIVITIES

The Company's cash flow used by investing activities totaled $10,731 and $4,836 for the 1997 and 1996 Periods, respectively. The Company's capital expenditures were comprised exclusively of purchases of fixed assets.

CASH FLOWS FROM (TO) FINANCING ACTIVITIES

Cash flows from financing activities totaled $5,065,207 for the 1997 Period and cash flows to financing activities totaled $43,267 for the 1996 Period. The majority of the cash from financing activities in the 1997 period was primarily attributable to the issuance of common stock through a private placement and an initial public offering totaling $6,563,813. Cash flows to financing activities in the 1996 Period was primarily attributable to deferred offering costs incurred in the preparation for the initial public offering and increases in the note payable due from stockkholder.

SEASONALITY

The Company's revenues and operating results have exhibited some degree of seasonality in past periods. Typically, the Company experiences its highest sales in the first and fourth quarters and its lowest sales in the second and third quarters. The Company, however, may raise capital through the issuance of long-term or short-term debt, or the issuance of securities in private or public transactions to fund future expansion of its business, either before or after the end of the 12 month period. There can be no assurance that acceptable financing for future transactions can be obtained.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SETTLEMENT AGREEMENT AND RELEASE (THE "AGREEMENT") - In August, 1997, the Company entered into an agreement with a supplier pursuant to which the company settled a disputed amount payable based upon payments of $50,000 on September 15, 1997 (already disbursed), November 14, 1997 and January 15, 1998. The fourth and final payment of $31,124 is due on February 27, 1998.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

COMMON STOCK AND WARRANTS - In October, 1997, the Company completed an initial public offering issuing 1,000,000 shares of no par value Common Stock and 500,000 Warrants with an exercise price of $7.50 expiring in 5 years. Net proceeds to the Company were $5,250,000. Also in October, 1997, the underwriters of the Company's initial public offering exercised their overallotment option and issued an additional 150,000 shares of no par value Common Stock and 75,000 Warrants with terms as noted above. Net proceeds to the Company were $783,000. Total proceeds to the Company for the initial public offering and exercise of the overallotment option were $6,033,000.

USE OF PROCEEDS:

Gross proceeds                                                      $6,000,000
Less: Underwriters discounts and commissions                600,000
      Finders' fees                                               -
      Underwriters commission                               180,000
      Payments to directors and officers                          -
                                                            -------
        Total expenses                                                 780,000
                                                                    ----------
Net proceeds                                                         5,220,000
Use of proceeds:
      Construction of plant, building and facilities              -
      Purchase and installation of machinery and equipment        -
      Purchase of real estate                                     -
      Acquisition of other business(es)                           -
      Repayment of indebtedness                             487,236
      Working capital                                       400,000
      Purchase of raw materials and trim
                                                            -------
        Total use of proceeds                                          887,236
                                                                    ----------
Remaining proceeds                                                  $4,332,764
                                                                    ----------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  Other Information

MERRILL LYNCH LINE OF CREDIT - In July, 1997, the Company entered into a line of credit arrangement with Merrill Lynch Business Financial Services Inc. for $500,000 at 315 basis points over the 30 day commercial paper rate as published in the Wall Street Journal. In October, the Company increased its line of credit to $1,500,000 based on a formula and reducing the rate of interest to 295 basis points per the above parameters.

NOTE RECEIVABLE DUE FROM STOCKHOLDER - As of August 1997, Boro, the Company's president, was indebted to the Company in the amount of $250,000 evidenced by a promissory note bearing interest at 10% per annum payable on demand.

COMMITTEES - During September and October, 1997, the Company created an Audit and a Compensation committee. Both committees consist of a majority of independent directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:    November 10, 1997            RETROSPETTIVA, INC.
                                      -------------------
                                        (Registrant)


                                       /s/ Borivoje Vukadinovic
                                       ------------------------------
                                       Borivoje Vukadinovic
                                       Chief Executive Officer



                                       /s/ Michael D. Silberman
                                       ------------------------------
                                       Michael D. Silberman
                                       Chief Financial Officer
                                       (Principal Accounting Officer)