Form 10KSB
period 1997-12-31
RETROSPETTIVA INC
filed 1998-03-25
CIK 1015383

                               UNITED STATES OF AMERICA
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996] For the calendar year ended December 31, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT [NO FEE REQUIRED] For the transition period from __________ to _________

                          Commission file number:  333-29295

                                RETROSPETTIVA, INC.
         (Exact name of small business issuer as specified in its charter)



                    California                       95-4298051
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification No.)


                            8825 West Olympic Boulevard
                              Beverly Hills, CA  90211
                      (Address of principal executive offices)

                                   (310) 657-1745
                            (Issuer's telephone number)

           Securities registered under Section 12(b) of the Exchange Act:
                                        None

           Securities registered under Section 12(g) of the Exchange Act:
                             No Par Value Common Stock

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No  [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $19,724,751.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of February 27, 1998, 1,831,412 shares of the Registrant's no par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates based on that days market close of $7.813 was approximately $14,308,822.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.     Yes  [ ]   No  [ ]

Transitional Small Business Disclosure Format:  Yes  [ ]   No  [X]

                                  TABLE OF CONTENTS

 PART I                                                                  PAGE
              Item 1   Description of business                              3

              Item 2   Description of property                              8

              Item 3   Legal proceedings                                    8

              Item 4   Submission of matters to a vote of security
                       holders
                       Use of Proceeds                                      8

 PART II
              Item 5   Market for common equity and related stockholder
                       matters                                             10

              Item 6   Selected financial data                             11

              Item 7   Management's discussion and analysis or plan of
                       operation                                           11

              Item 8   Financial statements                                19

              Item 9   Changes in and disagreements with accountants on
                       accounting and financial disclosure                 19

 PART III
              Item 10  Directors, executive officers, promoters and
                       control persons; Compliance with section 16(a)
                       of the exchange act                                 19

              Item 11  Executive compensation                              21

              Item 12  Security ownership of certain beneficial owners
                       and management                                      23

              Item 13  Certain relationships
                       Related transactions                                23

 PART IV
              Item 14  Exhibits
                       Financial statement schedules
                       Reports on form 8-K                                 26

 SIGNATURES                                                                27

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

The Company was organized in November 1990 initially to manufacture and import textile products from Europe including finished garments and fabrics. By 1993, the Company was purchasing fabrics from firms and factories around the world and contracting for the manufacture of finished garments in Macedonia for importation into the United States.

The Company contracts for the manufacture of a variety of garments, primarily basic women's sportswear which includes suits, skirts, blouses, blazers, pants, shorts, vests and dresses, using assorted fabrics including rayons, linens, cotton and wool. The Company arranges for the manufacture of garments for customers under private labels selected by its customers. It markets its products exclusively in the United States directly to large wholesalers
(e.g.; V.S. Sports, David N., Synari, Koret of California, Inc., Arenzano Trading Co. aka Oleg Cassini, Nash International Group aka Herman Geist and Prime Time International aka Focus 2000), directly and indirectly to national retailers and buying organizations (e.g.; J.C. Penney, Belk, Casual Corner, Steinmart, Dillards, Seiferts, Parisian, Atkins et al, Mercantile) and directly to women's chain clothing stores and catalogues (e.g.; Chadwicks, Marshalls, TJ Maxx, Dunlaps Co. et al (MMCohn, Paul Steketee, Clarks, Heironimus, Porteous, Schreiners, The White House), Hollidays, Syms, Winners).

Substantially all of the Company's garments are sold on a "package" basis pursuant to which the Company markets at fixed prices finished garments to the customer's specifications and quantity requirements, arranges for production of the garments and delivers the garments directly to the customer at the port of entry. In its marketing, the Company emphasizes these package arrangements and what it believes to be the better quality and lower prices of garments produced by skilled Macedonian workers as compared to lower paid workers in certain other regions. See Item 1.

As a package provider, the Company sources and purchases fabrics and trims, arranges for cutting and sewing, and coordinates any other services required to provide a completed garment. Since the Company manufactures its finished products only upon receipt of purchase orders from its wholesale and retail customers, it does not maintain an inventory of finished products. The Company believes that it minimizes the marketing and fashion risk generally associated with the apparel industry. Fabrics and trims are purchased from suppliers in China, India, Russia, Romania, Italy and the United States. After dying the fabric, if necessary, the fabric and trim are shipped to factories selected by the Company (primarily located in Macedonia) where they are manufactured into completed garments under the Company's management and quality control guidance. The finished products are then shipped directly to New York City where the Company's customers claim the goods either at the port in New York City or at a consolidating warehouse in Astoria, New York.

In September 1997, the Company completed an initial public offering ("IPO") of its securities pursuant to which the Company sold 575,000 units for $12.00 per unit, each unit consisting of two shares of no par value common stock and one warrant exercisable at $7.50 expiring five years from the date of the IPO. Net proceeds paid to the Company were $6,003,000.

STRATEGY

The Company intends to continue to offer better quality, popular priced women's apparel in a wide variety of styles, patterns, colors and fabrics. The Company's business strategy is as follows:

MAINTAIN FOCUS ON THE COMPANY'S CORE BUSINESS. The Company plans to continue to contract for the manufacture and market basic women's sportswear on a package basis. This strategy emphasizes concentrating on 'cut-to-order' business where the customer provides the specifications and design of the garments which have historically been less fashion oriented. The Company believes that by avoiding the production of trendier fashion apparel ordered by customers it will be able to reduce costs commonly associated in the industry with discounts, returns and allowances. Consistent with this strategy, the Company will focus on the sale of private label apparel using the brand names ordered by its customers. The Company, however, will continue to evaluate the marketplace in an effort to assess its current market strategies and manage those strategies to remain responsive to market demand.

INCREASE PENETRATION OF CURRENT MARKETS. The Company seeks to further penetrate its current markets by offering lower product prices while maintaining a high degree of quality control. The Company's relationships with its Macedonian manufacturers are good. Lower transportation costs compared to other parts of the world (e.g.; the Pacific Rim) offer a competitive advantage. Limited quota importation rules for garments imported from Macedonia also contribute to the Company's ability to offer competitive prices.

Many countries have quotas that can apply to different types of manufactured fabrics, trim and finished goods. These quotas are imposed on goods and components imported to and exported from those countries and contribute to the overall cost of the apparel imported to and exported from those countries. In comparison, Macedonia has a quota imposed on only one category of finished goods which the Company is currently not subject to.

In the event that Macedonia or the United States enacts quota restrictions and charges to export or import apparel, then the costs associated with that quota could increase the unit cost of the goods exported from Macedonia and imported into the United States.

VERTICAL INTEGRATION. The Company has invested in wool manufacturing equipment that was placed in one nonaffiliated manufacturing facility in Macedonia that the Company currently maintains a manufacturing relationship with. The Company believes that the new equipment in this facility will provide reduced costs and increased production. With increased production, the Company further believes that it will be able to consolidate its current wool production (that currently requires four or more factories) into this one factory. The Company believes that having production in one facility will enable it to better control the uniformity and quality of the apparel manufactured.

VIRTUAL INTEGRATION. The Company intends to pursue options that will enable it to create a 'collateral bond' or alliance with its customers in an effort to enhance the stability of its customer portfolio. Virtual integration differs from vertical integration in that a virtual 'alliance' arises from some shared benefit through mutual business interaction not necessarily arising from a direct or indirect financially structured business combination. With this strategy in mind, the Company, in December 1997, unilaterally entered into a licensing agreement allowing the Company the exclusive rights to use of a brand name in the manufacture of specific garments as set forth in that agreement. One of the Company's customers intends to sell goods with that brand name on the label. The Company, therefore, by securing the rights to that brand name has created a bond between the customer and itself which the Company believes will create a more stable and lasting relationship with the customer.

EXPAND DISTRIBUTION CHANNELS AND PRODUCT LINES. The Company plans to explore new geographic markets within the United States for its existing products while expanding its existing product lines within the basic women's sportsware market.

MERGERS AND ACQUISITIONS. In its efforts to continue to focus on enhancing shareholder value, the Company will continue to consider acquisitions and mergers with other companies that may compliment the Company's business from a vertical or horizontal integration perspective.

PRODUCTS

The Company offers to its customers a variety of women's sportswear. Its apparel includes 26 women's garment styles manufactured in rayon, 33 styles manufactured in rayon and linen mixes, 30 styles manufactured in linen and cotton mixes, 25 styles manufactured in all cotton, 23 styles manufactured in wool and two styles manufactured in rayon faille. The Company's garments are moderately priced ranging at retail from $12.99 to $49.99 and are marketed by the Company's customers and the Company to working women.

MARKETING

The apparel industry in general and the women's apparel industry in particular are mature markets. According to the United States Department of Commerce, United States apparel sales increased from approximately $75 billion in 1986 to approximately $113 billion in 1996, however, sales increased only approximately $3 billion between 1995 and 1996. Similarly, women's apparel sales increased from approximately $28 billion in1986 to approximately $33 billion in 1996 but decreased approximately $2 billion from 1995 to 1996. Accordingly, a substantial portion of any growth by individual apparel companies such as the Company must come at the expense of competitors.

The Company arranges for the manufacture of garments for customers under private labels selected by its customers. It markets its products exclusively in the United States directly to large wholesalers (e.g.; V.S. Sports, David N., Synari, Koret of California, Inc., Arenzano Trading Co. aka Oleg Cassini, Nash International Group aka Herman Geist and Prime Time International aka Focus 2000), directly and indirectly to national retailers and buying organizations (e.g.; J.C. Penney, Belk, Casual Corner, Steinmart, Dillards, Seiferts, Parisian, Atkins et al, Mercantile) and directly to women's chain clothing stores and catalogues (e.g.; Chadwicks, Marshalls, TJ Maxx, Dunlaps Co. et al MMCohn, Paul Steketee, Clarks, Heironimus, Porteous, Schreiners, The White House), Hollidays, Syms, Winners).

Marketing is conducted through three in-house salespersons that call directly upon customers, through customer referrals and through the efforts of the Company's executive officers. The Company maintains a sales office in New York.

The Company's customers include large United States retailers and wholesalers as described above. The Company's customers for the year ended December 31, 1997 include two that accounted for more than 10% of sales (David N at 62.7% and V.S. Sports at 28.5% for 91.2% in the aggregate). A loss of either of these customers would have a material adverse effect on the Company's results of operations.

MANUFACTURING AND SUPPLIERS

The Company arranges for the manufacture of garments based on the fabric, design, styling and quality specifications of individual customer orders.
The Company does not own or operate any manufacturing facilities. It obtains its products from manufacturers in Macedonia who contract with the Company to manufacture specific items of apparel in predetermined amounts and for agreed upon unit prices. The Company contracts for the purchase of fabric and the manufacture and sewing of its products with a manufacturing agent (Yucan).

The Company believes that outsourcing allows it to enhance production flexibility and capacity while reducing capital expenditures and avoiding the costs of managing a large production work force. In addition, the Company believes that outsourcing allows the Company to utilize the expertise of its suppliers and manufacturers in fabric selection and manufacturing processes. The Company is currently assessing the viability of expanding and geographically diversifying its manufacturing resources in regions other than Macedonia.

The Company arranges for the production of its products based on orders received. The Company obtains all of its customers' orders prior to placement of its contract manufacturing orders. The Company's customer orders may change with respect to colors, sizes, allotments or assortments prior to commencement of production of the garments, and any costs associated with such a change will be borne by the Company. Accordingly, there is some risk associated with the Company's practice of allowing change orders after fabric is purchased. However, costs associated with change orders have not been material in the past and the Company does not believe that they will be material in the future.

The Company purchases fabric and trim from the manufacturers of these garment components. These manufacturers ship their products directly to the Company's manufacturing agent or to fabric dyers (currently in Slovenia) who in turn ship the fabric per the instructions of the agent. The Company does not have written contracts with any of its fabric or trim suppliers or contractors, however, the Company believes that its relationships with its suppliers and contractors are good.

For the year ended December 31, 1997, Newbel and Yucan accounted for 33% and 28% respectively, of the Company's total fabric and finished goods purchases.

The Company has retained Yucan Trade International ("Yucan") as its manufacturing agent in Macedonia. Yucan is responsible for selecting the factories that will manufacture the Company's finished goods, to oversee this production and to warehouse and arrange for shipping the finished goods to the Company in the United States. Yucan is paid a fee that ranges from $0.15 to $0.50 per garment manufactured. Although Yucan is currently responsible for the manufacture, warehousing and shipping of all of the Company's finished goods, the Company believes that there are other manufacturing agents in Macedonia which the Company could retain for the same purpose on substantially similar terms. The Company does not have written contracts with Yucan or any of its suppliers or contractors. Although the loss of certain suppliers or contractors (including Yucan) could have a significant material adverse effect on the Company's operating results, the Company believes it would be able to replace such suppliers and contractors within a reasonable amount of time if required to do so.

The Company delivers finished goods directly from its manufacturing agent to its customers at the port of entry in New York City or at the Company's consolidating warehouse in Astoria, New York. Since the Company assumes the risk of loss when the finished goods leave its manufacturer, the goods are insured until delivery is made to the customer.

QUALITY CONTROL

The Company's quality control program is designed to provide that all of the Company's products meet the Company's and its customer's standards. The Company maintains a staff of four quality control employees in the United States and seven such employees in Macedonia. The Company develops and inspects samples of each product prior to production, establishes fittings based on the sample and inspects sample fabric prior to cutting and several times during the production process. The Company, Yucan and (in the case of private label products) representatives of the Company's customers inspect final products prior to shipment.

COMPETITION

The apparel industry is highly competitive and consists of numerous manufacturers, importers and distributors. Many of the Company's competitors are significantly larger, more diversified and have significantly greater financial, distribution, marketing, name recognition and other resources than the Company. The Company believes it has certain competitive advantages resulting from its contractual relationships with Macedonian manufacturers. These advantages include the availability in Macedonian factories of highly skilled workers at relatively lower costs than in more economically developed regions. They also include a lack of quotas and lower tariffs in the importation into the United States of finished goods from Macedonia. Finally they also include lower shipping costs as a result of the closer geographical proximity to the United

States of the Company's Macedonian contract manufacturers compared to manufacturers in the Pacific Rim nations.

The Company also encounters competition from department stores and mass merchandisers, including some of the Company's own retail customers who sell apparel under their own private labels. Recently, department stores and mass merchandisers have increased the amount of sportswear and activewear manufactured specifically by them or their contract manufacturers (including the Company), and sold under their own labels.

TRADENAMES

The Company has developed two apparel trade names, "Magellan" and "Retrospettiva" in connection with the marketing of its apparel. The Company regards its trade names as assets although no trade name registrations have been filed in the United States or in foreign countries. While the use of a trade name may provide certain common law rights of further usage, there can be no assurance the Company could prohibit the use of its trade names by others. The Company currently does not actively use either trade name since its current business is private label utilizing the trade names ordered by its customers.

CREDIT POLICY AND CREDIT CONTROL

Prior to accepting a purchase order and purchasing fabric and components, the Company investigates the customer's credit history through traditional credit reporting services, through asset-based lenders of the customer and through other contract partners of the customer. The Company sometimes obtains a deposit or advance payment equal to approximately 10% of the total amount of the order before purchasing fabric or commencing garment production for the customer.

The Company accepts commercial letters of credit for the purchase of raw materials. This is similar to a progress payment from the customer whereby they pay for the cost of the materials used in the manufacture of their order. The Company also accepts arrangements whereby a customer will purchase directly the raw materials and or trim used in the production of their order.

The Company also accepts commercial letters of credits from customers
covering existing orders.   When the order is shipped and all of the
requirements of the letter of credit are met, the Company presents the letter of credit for payment by the customer's authorized bank. The Company also utilizes its own line of credit facility to request commercial documentary letters of credit naming suppliers as beneficiaries in an effort to obtain more favorable credit terms. The line of credit facility enables the Company to receive extended credit terms while not drawing on its line of credit until the supplier presents the letter of credit for payment to the Company's bank.

GOVERNMENT REGULATION

The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements, which have been negotiated bilaterally either under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Agreement, or other applicable statutes, impose quotas on the amounts and types of merchandise which may be imported into the United States from these countries. However, apparel imported from Macedonia is not subject to such quotas. These agreements also allow the signatories to adjust the quantity of imports for categories of merchandise that, under the terms of the agreements, are not currently subject to specific limits. The Company's imported products are also subject to United States customs' duties that may comprise a material portion of the cost of the merchandise.

Apparel products are subject to regulation by the Federal Trade Commission in the United States. Regulations relate principally to the labeling of the Company's products. The Company believes that it is in substantial compliance with such regulations, as well as applicable federal, state, local and foreign rules and regulations governing the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control matters either estimated in the current year or expected in the near future.

EMPLOYEES

As of December 31, 1997, the Company employed 15 individuals in Los Angeles, California, New York, New York and Macedonia including its two executive officers, three inventory management and order control personnel, three administrative personnel and four quality control workers.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 2,200 square feet for its executive and administrative offices at 8825 West Olympic Boulevard, Beverly Hills, California 90211 at $2,300 per month pursuant to a lease expiring December 31, 2000. At the present time, the Company's current facility provides adequate space to conduct its operations.

The Company subleases 2,000 square feet of office and showroom facilities at 1359 Broadway, Suite 2102, New York, New York 10018, on a month to month basis at $2,250 per month. The Company subleases two small New York apartments for use by its employees traveling from Los Angeles, California and Macedonia to New York City.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently the subject of pending litigation, claims or investigations that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, capital resources, liquidity or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND USE OF
         PROCEEDS

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the calendar year ended December 31, 1997.

USE OF PROCEEDS

The effective date of the SB-2 initial public offering registration statement filed with the Exchange Commission was September 23, 1997. The date the offering commenced was September 24, 1997. The commission file number assigned to the registration statement is 333-29295. The offering terminated in October 1997 after all of the securities and the over-allotment were sold. The names of the managing underwriters were Kensington Securities, Inc. and Gunn Allen Financial, Inc.

Total amount of securities sold were 575,000 units made up of two shares of common stock and one warrant exercisable at $7.50 and expiring five years from the effective date of the offering.

USE OF PROCEEDS                            % of proceeds    Sub-Totals    Totals
                                           -------------    ----------    -------
Gross proceeds                                                          $6,900,000
--------------
Less:  Underwriters discounts, commissions     10.0%         690,000
       Finders' fees                                               -
       Underwriters expenses                    3.0%         207,000
       Payments to directors and officers       0.7%          49,376
           Total expenses                                                  946,376
                                               -----                    ----------
Net proceeds                                   13.7%                     5,953,624(1)
Use of proceeds (see note below)
--------------------------------
       Construction of plan, building
       and facilities                                              -
       Purchase and installation of
       machinery and equipment                  0.9%          60,000(2)
       Purchases of real estate                                    -
       Acquisition of other business(es)                           -
       Repayment of indebtedness                8.4%         578,532
       Working capital                          7.0%         483,104
       Temporary investments                                       -
       Purchases of raw materials              60.8%       4,191,988
                                               ---------------------
           Total use of proceeds               86.3%                     5,313,624
                                                                        ----------
REMAINING PROCEEDS                                                      $  640,000
                                                                        ----------
                                                                        ----------

(1) Offering proceeds (net of underwriters discounts, commissions and expenses) of $5,220,000 were received by the Company on September 30, 1997 and the balance, $783,000 were received in October 1997 for a total of $6,003,000.
(2) Relates to the purchase of pressing equipment. Additional purchases of wool manufacturing equipment, such strategy and potential use of proceeds having been disclosed in the Company's Prospectus dated September 23, 1997, are contemplated with a total remaining amount of net proceeds of $640,000 reserved specifically for that purpose. In the event, however, that the Company is not able to purchase equipment as originally anticipated, those proceeds will be used for working capital purposes.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock has been traded on the NASDAQ National Market System ("NASDAQ NMS") under the symbol "RTRO" since September 24, 1997. On March 17, 1998, the closing bid price for the Company's common stock was $6.69 per share. The following table sets forth for the quarters indicated, the range of high and low bid prices of the Company's common stock as reported by NASDAQ.

BY QUARTER ENDED:                                                  COMMON STOCK

                                                                  HIGH       LOW
                                                                  -----     -----
Calendar 1997
          September 30, 1997.............................         $8.00     $6.13
          December 31, 1997..............................         $6.50     $6.13
Calendar 1998
          March 31, 1998 (through March 17, 1998)........         $7.81     $5.50

The above quotations were reported by NASDAQ and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

HOLDERS

The approximate number of record and beneficial stockholders as of March 17, 1998 was approximately 625.

DIVIDENDS

The Company has not paid any dividends on its common stock since inception and does not plan to pay dividends in the foreseeable future. The Company anticipates that any future earnings will be retained to finance growth.

ITEM 6.   SELECTED FINANCIAL DATA

The following financial information is qualified by reference to, and should be read in conjunction with, the Company's Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected financial information presented below is derived from the Company's audited Financial Statements for the years ended December 31, 1997, 1996, 1995 and 1994.


                                              YEAR ENDED DECEMBER 31,
                                                1997            1996             1995              1994
                                                ----            ----             ----              ----
Income Statement Data
        Net sales                           $19,724,751     $12,902,195      $11,379,826        $5,521,802
        Gross profit                               14.2%           14.7%            12.3%             12.6%
        Selling, general and
        administrative expenses                     4.6%            5.6%             4.8%             10.9%
        Provision / (Benefit) for
        income taxes                                3.9%            3.6%             1.5%             (3.3%)
        Net income                          $ 1,138,443     $   656,056      $   666,495        $  269,110

Per Share Data
        Net income per share                $      0.55     $      0.37      $      0.38        $     0.15
        Dividends paid per share                      0               0                0                 0

                                              YEAR ENDED DECEMBER 31,
                                                1997            1996             1995              1994
                                                ----            ----             ----              ----
Balance Sheet Data
        Working capital                     $ 8,717,858     $   735,108      $     5,305        $ (746,502)
        Working capital ratio                     3.3:1           1.2:1            1.0:1              N/A
        Total assets                        $11,645,221     $ 5,627,966      $ 3,584,091        $2,256,131
        Long-term debt                              -               -                       -                       -

Note: There was a significant increase in the Company's working capital position from 1996 to 1997. This was primarily attributable to the Company's private placement and initial public offering. The Company expects any further increases in working capital, if any, to arise from efficiencies and economies of scale related to operations and increases in sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, RELIANCE THEREON AND STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is incorporating this statement it this report in order to do so. This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations of beliefs concerning future events that involve risks and uncertainties.

All statements (other than statements of historical facts) included in the Company's SEC filings, Annual Report and Proxy Statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations" may include forward-looking statements that are subject to risks and uncertainty that may cause actual results to differ materially.

Such forward-looking statements that may be contained in this report could include in particular statements concerning business back-logs, operating efficiencies and capacities, capital spending, and other expenses. Other factors that could also cause actual results to differ materially include dependence upon unaffiliated manufacturers and fabric suppliers, dependence on certain customers, foreign operations, competition, risks associated with significant growth, uncertainties in apparel industry, general economic conditions, seasonality, political instability, inflation and monetary fluctuations, import and other charges or taxes, changes in laws and regulations, other activities of governments, agencies and similar organizations, trade restrictions or prohibitions, concentration of accounts receivable, possible fluctuations in operating results, effects of changes within the Company's organization or in compensation and benefit plans, the amount, type and cost of the Company's financing and any changes to that financing, the amount, and rate of growth in, the Company's selling, general and administrative expenses, changes in accounting policies and practices and the application of such policies and practices and nationalizations and unstable governments and legal systems and intergovernmental disputes. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report to the extent that the Company is currently aware of them. There may be additional factors that could arise that are not listed above that could also result in having a material adverse impact on the Company's liquidity, capital resources and results of operations.

INTRODUCTION

The Company continues to evaluate issues arising from competitive imperatives within the apparel industry. These issues relate to companies engaging in vertical integration, consolidation and overall strategic shifts in the way they do business to accommodate the changing nature and extent of costs (e.g.; design manufacturers becoming marketing and merchandising organizations and outsourcing manufacturing operations - 'un'-integrating operations and de-consolidating).

The Company believes that the apparel industry is undergoing a fundamental shift in how and where it does business in an effort to manage costs and improve margins, and in its opinion believes that it is well positioned in its niche to benefit from that overall market shift. Design manufacturers are becoming marketing and merchandising organizations and are outsourcing production processes to foreign suppliers.

The Company believes that an increasing number of larger retailers are moving more toward private label instead of paying a premium for designer merchandise. The Company further believes that more and more retailers, large and small, will start to develop strategies to create their own premium private label brand merchandise in an effort to capture the margin that currently is spent bringing in-house designer label merchandise whose brand names are owned by unaffiliated businesses.

The apparel industry in general and the women's apparel industry in particular are mature markets. According to the United States Department of Commerce, United States apparel sales increased from approximately $75 billion in 1986 to approximately $113 billion in 1996, however, sales increased only approximately $3 billion between 1995 and 1996. Similarly, women's apparel sales increased from approximately $28 billion in 1986 to approximately $33 billion in 1996 but decreased approximately $2 billion from 1995 to 1996. Accordingly, a substantial portion of any growth by individual apparel companies such as the Company is expected to come at the expense of competitors.

The Company believes, however, that those statistics do not reflect the changes in the number of units being imported. The Company believes its growth in the private label segment is an example of the direction of the overall industry demonstrated by the its increases in units shipped.

The Company believes that the increases in its business will come not only from other competitors but also due to what the Company believes is an absolute unit increase in private label merchandise being produced for import into the United States. The Company believes that this is due to the lower overall cost of private label merchandise enabling distribution channels to accommodate more goods at the same or lower overall costs.

If the Company's assessment of the absolute increase in unit production for apparel imported into the United States is not accurate, then any increase in its business would have to come principally from other competitors. In an effort to enhance the stability of its existing customer relationships and protect against portfolio attrition, the Company in December 1997, entered into a licensing agreement allowing the Company the exclusive rights the use of a brand name in the manufacture of specific garments as set forth in that agreement. One of the Company's customers intends to sell goods with that brand name on the label. The Company, therefore, by securing the rights to that brand name has created a bond between the customer and itself which the Company believes will enhance its existing relationship with the customer.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 1997, 1996, 1995 and 1994. This discussion should be read in conjunction with the Company's financial statements, the notes related thereto, and the other financial data included elsewhere in this filing.

RESULTS OF OPERATIONS

                                YEAR ENDED DECEMBER 31,

NOTE: ALL FIGURES IN PERCENTAGES
EXCEPT EARNINGS PER SHARE                 1997       1996       1995       1994
                                       ------------------------------------------
NET SALES                                100.0%     100.0%     100.0%     100.0%
Cost of goods sold                        85.8       85.3       87.7       87.4
Gross profit                              14.2       14.7       12.3       12.6
Selling, general and admin. Exp.           4.6        5.6        4.8       10.9

Interest expense                          0.02        0.5        0.2        0.0
Net income                                 5.8        5.1        5.9        4.9
Earnings per share                      $ 0.55     $ 0.37     $ 0.38     $ 0.15

OVERVIEW

The Company contracts for the manufacture of a variety of garments, primarily basic women's sportswear which includes suits, skirts, blouses, blazers, pants, shorts, vests and dresses, using assorted fabrics including rayons, linens, cotton and wool. The company arranges for the manufacture of garments for customers under private labels selected by its customers. It markets its products exclusively in the United States directly to large wholesalers
(e.g.; V.S. Sports, David N., Synari, Koret of California, Inc., Arenzano Trading Co. aka Oleg Cassini, Nash International Group aka Herman Geist and Prime Time International aka Focus 2000), directly and indirectly to national retailers and buying organizations (e.g.; J.C. Penney, Belk, Casual Corner, Steinmart, Dillards, Seiferts, Parisian, Atkins et al, Mercantile) and directly to women's chain clothing stores and catalogues (e.g.; Chadwicks, Marshalls, TJ Maxx, Dunlaps Co. et al (MMCohn, Paul Steketee, Clarks, Heironimus, Porteous, Schreiners, The White House), Hollidays, Syms, Winners).

Substantially all of the Company's garments are sold on a "package" basis pursuant to which the Company markets at fixed prices finished garments to the customer's specifications and quantity requirements, arranges for production of the garments and delivers the garments directly to the customer at the port of entry. In its marketing, the Company emphasizes these package arrangements and what it believes to be the better quality and lower prices of garments produced by skilled Macedonian workers as compared to lower paid workers in certain other regions. See Item 1.

As a package provider, the Company sources and purchases fabrics and trims, arranges for cutting and sewing, and coordinates any other services required to provide a completed garment. Since the Company manufactures its finished products only upon receipt of purchase orders from its wholesale and retail customers, it therefore does not maintain an inventory of finished products. The Company believes that in this way it minimizes the marketing and fashion risk generally associated with the apparel industry. Fabrics and trims are purchased from suppliers in China, India, Russia, Romania, Italy and the United States. After dying the fabric, if necessary, the fabric and trim are shipped to factories selected by the Company (primarily located in Macedonia) where they are manufactured into completed garments under the Company's management and quality control guidance. The finished products are then shipped directly to New York City where the Company's customers claim the goods either at the port in New York City or at a consolidating warehouse in Astoria, New York.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (THE "1997 YEAR" AND "1996 YEAR", RESPECTIVELY.)

SALES

Sales for the 1997 Year were $19,724,751 which represented an increase of $6,822,556 or 52.9% over the 1996 Year net sales of $12,902,195. The increase in sales was primarily attributable to the increase in the volume of business ordered by existing customers and new customers. Sales of the Company's own labeled products and private label products were $306,774 and $19,417,977 respectively, in 1997 compared to $3,381,524 and $9,520,671, respectively, in 1996. Effective January 1, 1997 the Company adopted a strategy to focus exclusively on private label production and accordingly stopped production of its own labeled products as of that date forward. The Company intends to continue to evaluate its strategies to remain competitively responsive to the market. The Company may in the future elect to adopt different market strategies.

It is one of the Company's strategies to continue to simultaneously increase production capacity to meet the growth in orders and to create a more diverse and less concentrated portfolio of business. This strategy is designed to reduce the extent of impact, which could be material and adverse, that the loss of any one or more customers might have on the Company's overall results of operations and capital resources. The Company currently can not assess the extent to which this strategy will be successful.

GROSS PROFIT

Gross profit was $2,800,186 for the 1997 Year, an increase of $904,044 from $1,896,142 for the 1996 Year. The gross profit percentage was 14.2% in the 1997 Year, a slight decrease from 14.7% in the 1996 Year. The decrease in gross profit was primarily attributable to an increase in freight forwarding as a result of air freight costs. The Company continues to attempt to increase consumption rates in the utilization of raw materials for the manufacture of finished goods and management of delivery costs. Consumption rates of raw materials refers to the continual process of managing the customer-provided design specs so that the Company can produce the required garment using the least amount of raw material practicable and creating production and cutting methodologies enabling the Company to utilize more of the fabric, minimizing waste.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $909,255 or 4.6% of sales for the 1997 Year, an increase of $181,879 from $727,376 or 5.6% of sales for the 1996 Year. The increase in expenses was attributable to the increase in insurance coverage costs that increase as the number of units and shipments increase. Other cost increases included recognition of bad debts from ECI (see Item 13) and from an uncollectible insurance claim.

INTEREST EXPENSE

Interest expense for the 1997 Year was $45,286, a decrease of $16,171 compared to $61,457 for the 1996 Year. Interest expense was primarily attributable to the Company's bridge loan financing and its utilization of its line of credit facility. The Company expects interest expense to increase as it more fully utilizes this line of credit and to the extent that the Company is able to increase the line of credit. It also expects interest expenses to increase in that it intends to increase the utilization of its factoring arrangement commencing with the 1998 Year. As of the end of the 1997 Year, the Company had not started to utilize its factoring arrangement.

PROVISION FOR INCOME TAXES

The provision for income taxes was $775,000 and $462,455 for the 1997 and 1996 Years, respectively. The marginal tax rate experience of the Company has been approximately 40%.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (THE "1996 YEAR" AND "1995 YEAR", RESPECTIVELY.)

SALES

Sales for the 1996 Year were $12,902,195 which represented an increase of $1,522,369 or 13.4% over the 1995 Year net sales of $11,379,826. The growth in sales was primarily attributable to increased purchases by existing customers. Generally the Company receives relatively small initial orders from new customers. As the relationship with the customer continues, the purchase orders often increase substantially. Net sales increases during the period reflected these increased customer orders. Sales of the Company's own labeled products and private label products were $3,381,524 and $9,520,671, respectively, in 1996 compared to $2,214,378 and $9,165,448, respectively, in 1995.

Increased sales of the Company's own labeled products were attributable to promotion of the Company's Easy Concepts brand during the period. Effective January 1, 1997, however, the Company adopted a strategy to focus exclusively on private label production and accordingly stopped production of its own labeled products as of that date. The Company may evaluate that strategy in the future.

GROSS PROFIT

Gross profit was $1,896,142 for the 1996 Year, an increase of $493,249 from $1,402,893 for the 1995 Period. The gross profit percentage was 14.7% in the 1996 Year, an increase from 12.3% in the 1995 Period. Tighter control of consumption of raw materials used in the production of finished goods enabled the Company to produce more units using less raw materials. This and an increase in sales were the primary reasons for the increase in gross profit and gross profit as a percentage of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $727,376 or 5.6% of sales for the 1996 Year, an increase of $181,259 from $546,117 or 4.8% of sales for the 1995 Year. The increase in SG&A expense levels was primarily the result of increased costs of insurance to cover the exposure associated with increased production and import volume and costs related to the completion of a bridge loan financing of $150,000 and accounting fees.

The increase in SG&A expense also reflects the growth in the Company's management and the expense associated with building the infrastructure necessary to support the growth strategies of the Company. Such infrastructure expenses included costs associated with upgrading computer hardware and software systems, furniture and fixture purchases and adding accounting personnel. Marketing expenses were $170,179 or 1.3% of sales in 1996, a decrease of $60,122 from $230,301 or 2.0% of sales in 1995. The decrease was primarily due to the reduction of sales commissions as the Company's executive officers called directly on more customers.

INTEREST EXPENSE

Interest expense for the 1996 Year was $61,457 compared to $21,241 for the 1995 Year. The increase in interest expense was the result of financing obtained through bridge loans and the increased utilization of the Company's line of credit.

PROVISION FOR INCOME TAXES

The provision for income taxes was $462,455 and $174,000 for the 1996 and 1995 Years, respectively. The increase in the provision for income taxes in 1996 was primarily attributable to increased earnings. The level of increase was also due to the tax benefits employed by the Company in 1995. The Company's effective tax rate increased to 41.3% in 1996 from 20.7% in 1995, principally due to the loss carry forwards used in 1995.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994 (THE "1995 YEAR" AND "1994 YEAR", RESPECTIVELY.)

SALES

Sales for the 1995 Year were $11,379,826 which represented an increase of $5,858,024 or 106.1% over the 1994 Year net sales of $5,521,802. The growth in sales was primarily attributable to increased purchases by existing customers. Generally, the Company receives relatively small initial orders from new customers. As the relationship with the customer continues, the purchase orders often increase substantially. Net sales increases during the period reflected these increased customer orders. Sales of the Company's own labeled products and private label products were $2,214,378 and $9,165,448, respectively, in 1995 compared to $0 and $5,521,802, respectively, in 1994. The Company did not begin marketing and production of its own labeled products until 1995.

GROSS PROFIT

Gross profit was $1,402,893 for the 1995 Year, an increase of $705,802 from $697,091 for the 1994 Year. The gross profit percentage was 12.3% in the 1995 Year, a decrease from 12.6% in the 1994 Year. The slight decrease in gross profit was due primarily to an increase in air freight expense versus transporting goods by ship.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $546,117 or 4.8% of sales for the 1995 Year, a decrease of $57,374 from $603,491or 10.9% of sales for the 1994 Year. The decrease in SG&A expense levels was primarily the result of a decrease in officer's salary.

INTEREST EXPENSE

Interest expense for the 1995 Year was $21,241 compared to $2,430 for the 1994 Year. The increase in interest expense was the result of increased utilization of the Company's line of credit.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

The provision for income taxes was $174,000 and benefit from income taxes was $(179,500) for the 1995 and 1994 Years, respectively. The increase in the provision for income taxes in 1995 was primarily attributable to increased earnings and reduced tax benefits available from prior year. The Company's effective tax rate increased to 20.7% in 1995 from (200.3%) in 1994, principally due to the loss carry forwards used in 1994.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Prior to its IPO the Company had limited cash resources available to it. Cost of sales increased to $16,924,565 in the 1997 Period, an increase of $5,918,512 from $11,006,053 in the 1996 Period. Additional uses of working capital arose from the Company's initial public offering (e.g.; commissions, printing, legal and accounting fees). The expenditures related to the Company's initial public offering while requiring working capital did not impact the Statements of Income pursuant to generally accepted accounting principles but accordingly impacted Stockholders' Equity (see Statement of Changes in Stockholders' Equity).

The Company has 575,000 warrants outstanding with an exercise price of $7.50 per warrant expiring September 23, 2002. The Company has 50,000 underwriter warrants outstanding with an exercise price of $14.40 per unit. Each unit consists of 2 shares of the Company's common stock and one warrant as described above. The Company does not know whether the warrants will be exercised in 1998. Without exercise of those warrants, the Company may need to limit its growth in order to more efficiently manage its available funds and funds generated by operations.

It is the Company's intention, however, to utilize more fully and possibly increase its existing line of credit with a major lending institution and its credit facility arrangement with a New York factoring company. These measures are required due to the significant cash requirements related to increases in revenues.

The Company does not expect its historical rate of increase in sales growth to continue and further expects its rate of growth to be lower in the future as it begins to reach its full operating capacity constraints and utilization of its existing capital resources. In the event the Company is able to obtain additional equity capital through the exercise, if any, of its outstanding warrants or other increases in potential working capital as mentioned above, however, the Company believes that this new working capital may allow it to grow more quickly.

CASH FLOWS TO OPERATING ACTIVITIES

In 1997, operating activities used net cash of $5,312,109. Cash flows to operating activities were primarily attributable to purchases of raw materials, trim and finished goods required to support the Company's corresponding increase in customer orders, increases in accounts receivable, utilization of deferred offering costs and utilization of customer advances.

CASH FLOWS USED FOR INVESTING ACTIVITIES

In 1997, the Company's cash flow used by investing activities totaled $431,730. Cash flows used by investing activities were primarily attributable to the purchase of wool manufacturing equipment and loans to a stockholder. These purchases used some of the proceeds from the Company's initial public offer as set forth more fully in the Use of Proceeds section of the Company's SB-2 initial public offering registration statement filed with the Securities and Exchange Commission in 1997.

CASH FLOWS FROM FINANCING ACTIVITIES

In 1997, cash flows from financing activities totaled $7,202,967. Cash flows from financing activities were primarily attributable to the Company's IPO.

CAPITAL RESOURCES

Since its formation, the Company has financed its operations and met its capital requirements primarily through cash flows from operations, customer advances, from principals, credit facilities, bridge loans, a private placement and its IPO.

The initial use of IPO funds was to repay certain debt and to purchase raw materials, for working capital and the eventual purchase of wool manufacturing equipment. The Company's primary need for cash is for working capital purposes. The Company may raise capital through the issuance of long-term or short-term debt, or the issuance of securities in private or public transactions to fund future expansion of its business. There can be no assurance that acceptable financing for future transactions can be obtained.

INFLATION

The Company does not anticipate a significant increase in inflation in the United States over the short-term. All of the Company's transactions worldwide are conducted on a dollar-denominated basis which is intended to mitigate the possible impact of volatile currencies that may arise as a result of global corporations crowding emerging markets in search of growth.

SEASONALITY

The Company's revenues and operating results have exhibited some degree of seasonality in past periods. Typically, the Company experiences its highest sales in the first and fourth quarters and its lowest sales in the second and third quarters.

YEAR 2000 ISSUES

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company currently uses software and related computer technologies essential to its operations that the Company believes will not be affected by the year 2000 issue.

The Company, however, can not determine the extent to which its vendors and customers may or may not be affected by the year 2000 issue. The Company intends over the next 2 years to establish relationships with customers that may require the use of EDI (electronic data interchange) whereby all invoicing and payments will take place electronically over the internet through computers. The Company believes that since these prospective customers already utilize EDI, that they either have in place now, or will have successfully taken whatever steps are necessary to solve the year 2000 issue.

ITEM 8.  FINANCIAL STATEMENTS

See Part IV, Item 14(a) Financial Statement Schedules

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, KEY EMPLOYEES AND CONTROL PERSONS

               NAME            AGE POSITION                           OFFICER OR
               ----            --- --------                            DIRECTOR
                                                                         SINCE
                                                                      ----------
 DIRECTORS, EXECUTIVE OFFICERS
 Borivoje Vukadinovic          39  Chief Executive Officer, President,     1991
                                   Chairman of the Board (1)
 Michael D. Silberman          41  Chief Financial Officer, Director (2)   1996
 Ivan Zogovic                  38  Manager-Export/Import, Director         1996
 Mojgan Keywanfar              35  Accounting Manager, Director            1996
 S. William Yost               69  Director (1), (2)                       1996
 Donald E. Tormey              66  Director (1), (2)                       1996
 Philip E. Graham              41  Director (1)                            1996

 KEY EMPLOYEES
 Natasha Vukadinovic           34  General Manager-International Quality Control
 Jovica Kecman                 33  General manager-International Quality Control

(1) Member of the compensation committee.
(2) Member of the audit committee.

DIRECTORS AND EXECUTIVE OFFICERS

BORIVOJE VUKADINOVIC has been a director and executive officer of the Company since January 1991, and its Chief Executive Officer since January 1993. From June 1990 to August 1993, he was Vice President and a principal stockholder of Celtex ENT, a Los Angeles, California based company that established and administered production of yarns and raw textiles in Yugoslavia, Turkey and Macedonia. From May 1988 to June 1990, he was founder, owner and President of DUTY OFF, Inc., a Los Angeles, California based company that produced young men's apparel. He earned a Bachelor of Arts degree in Business from the University of Banja Luka in Yugoslavia and a Bachelor of Arts degree in Art from Bern University in Switzerland.

MICHAEL D. SILBERMAN has served as Chief Financial Officer and as a Director of the Company since April 1996. From May 1994 until he joined the Company in April 1996, Mr. Silberman was a financial advisor with Prudential Securities Inc. From April 1992 to February 1994, he was a portfolio manager for Private Investment Fund, a privately held and managed investment fund. From September 1991 to April 1992, Mr. Silberman was president of UMB Commercial Capital, a division of United Mercantile Bank of Pasadena, California, a federally chartered bank, where he administered the division's accounts' receivable finance department. From 1983 to 1991, Mr. Silberman served as the Executive Vice President of Allied Business Capital, a privately held Los Angeles, California based commercial finance company. Mr. Silberman received his Bachelor of Arts degree majoring in Economics from the University of California, Los Angeles (UCLA) and his

MBA (Masters of Business Administration) degree from the Anderson School at the University of California, Los Angeles (UCLA).

IVAN B. ZOGOVIC has been employed by the Company as its Manager-Export/Import since January 1994 and was appointed a director in May 1996. Mr. Zogovic is responsible for the export and import of raw materials and finished goods including customs clearing, scheduling and freight forwarding, between the United States and the Company's contract manufacturers in Eastern Europe. He earned a law degree from the University of Belgrade Law School and practiced law in Yugoslavia from 1984 until 1992.

MOJGAN KEYWANFAR has been employed by the Company as its accounting manager since February 1991 and was appointed a director in December 1996. Ms. Keywanfar manages the Company's bookkeeping and management information systems. She holds a B.A. degree in Economics from the California State University, Northridge.

S. WILLIAM YOST became a director of the Company in May 1996. He has been an adjunct professor of Operations and Technology Management at the Anderson Graduate School of Management of the University of California, Los Angeles, since 1986. During his tenure at Anderson, Dr. Yost has developed two new graduate courses, Managing Service and Managing Entrepreneurial Operations.
In addition, he has over 20 years experience in industrial positions together with four years as a presidential appointee in the executive branch of the federal government. three years in Management Consulting and in the early 1980's as the Assistant Commissioner of the Trademark and Patent Office of the United States Government in Washington, D.C.. Dr. Yost holds a doctorate in Business Administration (DBA) from the Harvard Business School, and MBA from the Anderson Graduate School of Management at the University of California, Los Angeles, and a B.A. from the University of California, Berkeley. He serves on the Board of Directors of a number of small privately held companies and is a consultant to a variety of public and private clients.

DONALD TORMEY became a director of the Company in May 1996. From 1958 until he retired in 1995, Chevron Corporation employed him in a number of positions culminating as the Refinery General Manager in El Segundo, California from 1994 until his retirement. He holds a BSCE degree in engineering from the University of Wisconsin School of Engineering.

PHILIP E. GRAHAM became a director of the Company in May 1996. Since February 1997, he has been the Information Technology Executive at the Avionics and Communications Finance and Information Technology department of Rockwell Avionics and Communications, Inc. From 1989 until February 1997, AirTouch Cellular employed him in a number of positions, culminating as its director of Information Technology from July 1989 to February 1997. Mr. Graham holds an MBA degree from the Anderson Graduate School of Management at the University of California, Los Angeles, and M.S. degree from the California State University at Fullerton and a B.S. degree from the University of California at Irvine.

KEY EMPLOYEES

NATASHA VUKADINOVIC has been employed by the Company since 1990 initially as a designer and subsequently as a manager responsible for quality control and organization of the Company's offshore production. In 1986, Ms. Vukadinovic, who is Borivoje Vukadinovic's sister, earned an advanced degree in textile design from the Textile Design School in Prague, Czechoslovakia.

JOVICA KECMAN has been employed by the Company as general manager of international quality control since 1990. Mr. Kecman earned a degree in economics from the University of Banja Luka. He is Mr. Vukadinovic's brother-in-law.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Michael D. Silberman failed to timely report, on Form 4, the sale of 2,500 shares of common stock in September, 1997 by the required deadline of the 10th of October, 1997(1). The Form 4 was filed in November 1997.

(1) Form 4 requires that transactions (purchases or sales of common stock of the Company) by Officers, Directors or Employees are to be reported using Form
    4 by the 10th of the month following the month in which the transaction occurred.

ITEM 11.  EXECUTIVE COMPENSATION

The following table discloses all compensation awarded to, received by, and paid to the Chief Executive Officer of the Company for the year ended December 31, 1997. No other executive officer's annual compensation exceeded $100,000 in 1997.

                                                             LONG TERM COMPENSATION
                     ANNUAL                             --------------------------------
                  COMPENSATION                            AWARDS               PAYOUTS
                  -------------------------------------------------------------------------------
         (a)           (b)   (c)       (d)       (e)       (f)        (g)       (h)        (j)
                                                OTHER                                      ALL
                                               ANNUAL   RESTRICTED                        OTHER
NAME AND PRINCIPAL                             COMPEN-     STOCK    OPTIONS/    LTIP     COMPEN-
     POSITION         YEAR SALARY($) BONUS($) SATION($) AWARD(S)($)  SARS(#) PAYOUTS($) SATION($)
-------------------------------------------------------------------------------------------------
Borivoje Vukadinovic
 Chief Exe. Officer   1997  80,001    -0-        -0-       -0-           -0-    -0-        -0-
                      1996  40,928    -0-        -0-       -0-     1,358,067(1) -0-        -0-
                      1995  26,500    -0-     34,258(2)    -0-           -0-    -0-        -0-
                      1994  46,576    -0-     25,886(2)    -0-           -0-    -0-        -0-

(1) See "1996 Stock Option Plan" for description of the options and certain re-pricing information.
(2) Represents sales commission paid to Mr. Vukadinovic.

1996 STOCK OPTION PLAN

In May 1996, the Company adopted a stock option plan for officers, directors, employees and consultants (the "Plan") which provides for the grant of options intended to qualify as "incentive stock options" and "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Incentive stock options are issuable only to eligible officers and key employees of the Company, and nonqualified options may be granted to officers, employees, directors and consultants.

The Plan is administered by at least three members of the Board, at least two of whom are not executive officers or salaried employees of the Company. As of May 1996, the Company had reserved 1,786,930 shares of Common Stock for issuance under the Plan. Under the Plan, the Board of Directors determines which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price. Each option granted under the Plan shall be evidenced by a stock option agreement.

The per share exercise price of options granted under the Plan may not be less than the fair market value of the Common Stock on the date the options are granted. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive incentive stock options under the Plan unless the option price is at least 100% of the fair market value of the Common Stock subject to the option on the date of grant.

No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee. Options under the Plan must be granted within 10 years from the effective date of the Plan and the exercise date of an option cannot be later than 10 years from the date of grant. Any options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company become available once again for issuance. Shares issued upon exercise of an option will rank equally with other shares then outstanding.

As of the date of this filing, 1,701,633 options have been granted under the Plan to officers, directors, employees and consultants including 1,477,198 options granted to Messrs. Vukadinovic and Silberman, an aggregated 71,478 options granted to the Company's three non-employee directors and 212,961 options to other employees and consultants. The per share exercise prices range from $0.63 to $6.75, which prices represent at least the fair market value of Company's Common Stock on the respective dates the options were granted, based on prior sales of the Company's Common Stock. The table below sets for the total number of options issued to each executive officer and director of the Company and the exercise price. Messrs. Vukadinovic's and Silberman's options are exercisable until April 2006. The remaining options expire at various times in 2006. All options were granted in 1996 and no options were exercised in 1996.

In May 1996, the Board granted to Mr. Silberman (i) a stock option to purchase 238,440 shares of Common Stock at an exercise price of $3.04 per share, (ii) a stock option to purchase 59,610 shares of Common Stock at an exercise price of $2.91 per share, and (iii) a stock option to purchase 59,610 shares of Common Stock at an exercise price of $3.88 per share.

In November 1996, the Board amended Mr. Silberman's option grant to reduce the number of stock options granted to Mr. Silberman from 357,657 to 119,128 options. 59,564 of these options were re-priced to the exercise price of $3.15 per share. The remaining 59,564 options were re-priced to the exercise price of $3.78 per share. In December 1996, the Company amended Mr. Silberman' stock option grants to provide for an adjustment of the exercise price of both of his stock option grants in the event of an initial public offering of the Company's securities, a merger or acquisition. In June 1997, the Board re-priced all 119,128 of Mr. Silberman's options to the current exercise price of $6.75 per share.

In June 1997, the exercise prices of 1,191,290 of Mr. Vukadinovic's options were re-priced from $2.83 per share to $6.75 per share.

Effective December, 1996 the exercise price of 1,191,290 of Mr. Vukadinovic's options and 119,128 of Mr. Silberman's options were re-priced from $6.75 to $6.25 by the Board per the Minutes of Action taken by Consent of the Board of Directors meeting in December, 1996 whereby Mr. Silberman's and Mr. Vukadinovic's stock option grants were amended to provide for an adjustment of the exercise price in the event of an initial public offering of the Company's securities, a merger or acquisition. Such adjustment was to occur only one time and be a decrease in the exercise price per share equal to the amount that a share of common stock is less than $6.50 at the time of the event requiring adjustment. Since the initial public offering price of the shares of common stock was $6.00 versus $6.50 the option exercise prices have been re-priced accordingly.

     OPTION GRANTS IN 1996

                                                         PERCENT OF
                                                        TOTAL OPTIONS
                                                         GRANTED TO
                                       TOTAL NUMBER OF  EMPLOYEES IN  EXERCISE EXPIRATION
NAME OF EXECUTIVE OFFICER OR DIRECTOR  OPTIONS ISSUED    FISCAL YEAR   PRICE      DATE
-----------------------------------------------------------------------------------------
Borivoje Vukadinovic                     1,358,070[1]        77.1        (1)      2006
Michael D. Silberman                       119,128            6.8      $ 6.25     2006
Ivan Zogovic                                66,712            3.8        [2]       [3]



Mojgan Keywanfar                            66,712            3.8        [2]       [3]
S. William Yost                             23,826            1.4      $ 2.94     2006
Donald E. Tormey                            23,826            1.4      $ 2.94     2006
Philip E. Graham                            23,826            1.4      $ 2.94     2006
                                                          ----------
Totals                                   1,682,100           95.7

(1) Consists of 166,777 options exercisable at $.63 per share and the remaining 1,191,290 options exercisable at $6.25 per share.

(2) Number of options and exercise prices; consists of 35,739 options exercisable at $2.94 per share and 30,973 options exercisable at $1.68 per share as to each individual.

(3) Represents stock options to purchase up to 11,913 shares exercisable until May 2001, 30,973 shares exercisable until April 2006, and 23,826 shares exercisable until April 2006.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the ownership of the Company's common stock as of December 31, 1997, by (i) each person who is known by the Company to own of record of beneficially more than 5% of the Company" common stock, (ii) the Company's Chief Executive Officer and each of the Company's directors and (iii) all directors and officers of the Company as a group. The persons listed in the table have sole voting and investment powers with respect to the shares of common stock and the address of each person is in care of the Company at 8825 West Olympic Boulevard, Beverly Hills, California 90211.

                                                    AMOUNT OF     PERCENT OF
               NAME                                 OWNERSHIP        CLASS
               ----                                 ---------     ----------
Borivoje Vukadinovic(1)                             2,454,051        53.6%
Michael D. Silberman(2)                               194,735         4.3%
Ivan Zogovic(3)                                        66,712         1.5%
Mojgan Keywanfar(3)                                    66,712         1.5%
S. William Yost(4)                                     23,826         0.5%
Donald E. Tormey(4)                                    23,826         0.5%
Philip E. Graham(4)                                    23,826         0.5%
                                                    ---------        ----
All officers and directors as a group (7 persons)   2,853,688(5)     62.4%

(1) Includes stock options to purchase up to 1,191,300 shares of common stock at $6.25 per share and 166,777 shares at $.63 per share exercisable until April 2006.
(2) Includes stock options to purchase up to 119,128 shares of common stock at $6.25 per share exercisable until April 2006.
(3) Represents stock options to purchase up to 30,973 shares at $1.68 per share exercisable until April 2001, 11,913 shares at $2.94 per share exercisable until May 2001, and 23,826 shares at $2.94 per share exercisable until April 2006.
(4) Represents stock options to purchase up to 23,826 shares of common stock at $2.94 per share exercisable until May 2001.
(5) Percentages of class determined by dividing total shares of common stock and shares of common stock underlying options held by officers and directors by the total shares of common stock and shares of common stock underlying options outstanding as follows; as of December 31, 1997, there were 2,900,000 shares of common stock outstanding (note: weighted shares of common stock outstanding as of December 31, 1997 is approximately 2,052,000 due to the Company's IPO and private placements during the year ended December 31, 1997). Total shares of common stock underlying options is 1,682,100 combined with total shares of common stock outstanding results in total of 4,582,100 which was the denominator used in the calculations above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 1996, the Company executed three-year employment agreement with Mr. Vukadinovic, its Chief Executive Officer, and Mr. Silberman, its Chief Financial Officer, providing for annual salaries of $95,000 and $60,000 respectively, upon and IPO or merger of the Company with a publicly-traded company. In connection with their employment, Messrs. Vukadinovic and Silberman received options under the plan to purchase 1,191,300 shares and 119,128 shares, respectively, of the Company's common stock. Mr. Silberman also received 81,007 shares of common stock for services rendered valued at $.0042 per share on the date of grant, or an aggregate value on such date of $34,000.

At December 31, 1997, Mr. Vukadinovic was indebted to the Company in the amount of $288,496.27 advanced by the Company under a credit facility granted to Mr. Vukadinovic in the maximum amount of $350,000 and evidenced by three promissory notes. The three promissory notes are unsecured; bear interest at 10% per annum and are due on demand. The sums advanced to Mr. Vukadinovic were primarily used by him to pay certain medical and related expenses of a family member.

Until December 31, 1996, Mr. Vukadinovic was a 22.5% stockholder in Easy Concepts, Inc. ("ECI"), and apparel customer of the Company. At December 31, 1996 and December 31, 1997, ECI was indebted to the Company for apparel purchases on open account in the amounts of $1,182,202 and $218,457 respectively. On January 1, 1997 Mr. Vukadinovic returned all of his ECI stock to ECI for no consideration. He elected to do so because he had received his ECI stock for nominal consideration in the form of services rendered and he wanted to eliminate any potential for conflict of interest caused by his ECI stockholdings. He was never an officer or director of ECI and ECI is no longer a customer of the Company.

The Company uses a portion of a consolidating warehouse in Astoria, New York for short term storage and for consolidating services in connection with finished goods imported from Macedonia pending pick up by the Company's customer's Positive Influence, Inc. ("PII"), the owner of the warehouse and the provider of the consolidating services, is a non-affiliated former customer of the Company which was indebted to the Company in the amount of $115,210 at December 31, 1997 for goods previously purchased from the Company. The Company is charged an average of approximately $10,000 per month for use of the warehouse and for consolidating services provided by PII which amount is deducted from the amount owed by PII to the Company. PII also provides Easy Concepts, Inc. ("ECI"), a former affiliate of the Company, with warehouse space and consolidating services. Charges due from ECI to PII are also deducted from the amount owed by PII to the Company and ECI pays such amounts directly to the Company. Consolidating services involve accepting finished goods shipments, combining the goods into larger quantities for pickup by, or delivery to, customers and storage of the goods prior to customer acceptance.

In July 1997, Mr. Vukadinovic personally guaranteed the Company's line of credit with Merrill Lynch Business Financial Services Inc. in the amount of up to $500,000. In November 1997, the line of credit was increased to a maximum of $1,500,000 based on a formula.

At December 31, 1997, ECI's indebtedness to the Company was $218,457. The amount relates to apparel purchased through February 1997 and is therefore more than 180 days past due. As the indebtedness was incurred on open account for apparel purchases, the amount is not evidenced by a promissory note, no interest has been charged and there is no maturity date for full payment. However, the Company believed that ECI would pay off the remaining amount due by December 1997 and if it failed to do so, the Company was prepared to take such legal action as was necessary to enforce its claim against ECI. At December 31, 1997, ECI had $106,000 worth of pants at cost in the PII warehouse. The market value of the pants is estimated to be $150,000 and it is ECI's intention to sell those goods to pay indebtedness to the Company. To reflect the partial potential uncollectibility of ECI's indebtedness, the Company elected to take an allowance of $83,000. The Company believes that the goods will be sold by June 30, 1998 and the proceeds will be paid to the Company in its entirety.

The Company believes that the transactions described above were fair, reasonable and consistent with the terms of transactions that the Company could have entered into with non-affiliated third parties. All future transactions with affiliates will be approved by a majority of the Company's disinterested directors.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

(c)  Exhibit Listing




  EXHIBIT   TITLE
    NO.
   1.01     Form of Underwriting Agreement (1)
   1.02     Form of Agreement Among Underwriters(1)
   1.03     Form of Selected Dealer Agreement (1)
   1.04     Form of Representatives' Warrant(1)
   1.05     Form of Amended Underwriting Agreement (1)
   3.01     Restated Articles of Incorporation of the Registrant (1)
   3.02     Bylaws of the Registrant (1)
   4.01     Form of Warrant (1)
   4.02     Form of Common Stock Certificate (1)
   5.01     Opinion of Gary A. Agron, regarding legality of the Units
             (includes Consent) (1)
  10.01     1996 Employee Stock Option Plan (1)
  10.02     Office Lease and Amendments thereto (Beverly Hills, California) (1)
  10.03     Employment Agreement with Mr. Vukadinovic, as amended (1)
  10.04     Employment Agreement with Mr. Silberman, as amended (1)
  10.05     Promissory Note issued by Mr. Vukadinovic (1)
  10.06     License Agreement with J.G. Hook, Inc
  10.07     Consulting Agreement with Kevin Dieball
  10.08     Factoring Agreement with Commodore Factors, Inc.
  10.09     Agreement with David N
  11.01     Computation of Earnings Per Share (1)
  11.02     Computation of Earnings Per Share (1)
  23.01     Consent of AJ. Robbins, P.C. (1)
  23.02     Consent of Gary A. Agron (See 5.01, above) (1)
  23.03     Consent of AJ. Robbins, P.C. (1)
  27.01     Financial Data Schedule
  27.02     Financial Data Schedule/Restated

(1)  Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report be signed on behalf by the undersigned, thereunto duly authorized on March 24, 1998.

                              RETROSPETTIVA, INC.



                              By: /s/ Borivoje Vukadinovic
                                  ---------------------------------------
                                  Borivoje Vukadinovic
                                  President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1998.

           SIGNATURE                                    CAPACITY




/s/ Borivoje Vukadinovic
--------------------------------        Chairman of the Board of Directors,
Borivoje Vukadinovic                    President, Chief Executive Officer

/s/ Michael D. Silberman
--------------------------------        Chief Financial Officer (Principal
Michael D. Silberman                    Accounting Officer), Secretary and
                                        Director
/s/ Ivan Zogovic
--------------------------------        Director
Ivan Zogovic

/s/ Mojgan Keywanfar
--------------------------------        Director
Mojgan Keywanfar

/s/ S. William Yost
--------------------------------        Director
S. William Yost

/s/ Donald Tormey
--------------------------------        Director
Donald Tormey

/s/ Philip E. Graham
--------------------------------        Director
Philip E. Graham

                        INDEX TO FINANCIAL STATEMENTS

                                                           PAGE
                                                           ----
Independent Auditors' Report                               F-2

Balance Sheets                                             F-3

Statements of Income                                       F-5

Statements of Changes in Stockholders' Equity (Deficit)    F-6

Statements of Cash Flows                                   F-7

Notes to Financial Statements                              F-8

                         INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
RETROSPETTIVA, INC.
BEVERLY HILLS, CALIFORNIA

We have audited the accompanying balance sheets of Retrospettiva, Inc. as of December 31, 1994, 1995, 1996 and 1997 and the related statements of income, changes in stockholders' equity (deficit) and cash flows for each of the years in the four years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retrospettiva, Inc. as of December 31, 1994, 1995, 1996 and 1997 and the results of its operations and its cash flows for each of the years in the four years ended December 31, 1997 in conformity with generally accepted accounting principles.

                                   AJ. ROBBINS, P.C.
                                   CERTIFIED PUBLIC ACCOUNTANTS
                                   AND CONSULTANTS

DENVER, COLORADO
FEBRUARY 6, 1998

                              RETROSPETTIVA, INC.
                                BALANCE SHEETS

                                    ASSETS

                                                                             DECEMBER 31,
                                                       -------------------------------------------------------
                                                          1994           1995           1996           1997
                                                       ----------     ----------     ----------    -----------
CURRENT ASSETS:
 Cash                                                  $   68,157     $   38,297     $  110,777    $ 1,569,905
 Accounts receivable, net, pledged                        462,048        187,578        760,495      2,958,770
 Accounts receivable, related party,
   pledged                                                      -        441,830      1,182,202              -
 Note receivable, current portion                               -         20,000        140,000        115,210
 Note receivable, stockholder                                   -              -              -        288,496
 Inventories, pledged                                   1,262,553      2,520,068      3,112,678      6,389,896
 Deferred tax assets, current portion                     160,000         44,000         11,000              -
 Accrued interest receivable - stockholder                      -              -              -         21,042
 Deferred offering costs                                        -              -        101,354              -
 Other                                                      6,200          3,600         14,825         79,999
                                                       ----------     ----------     ----------    -----------

    Total Current Assets                                1,958,958      3,255,373      5,433,331     11,423,318

PROPERTY AND EQUIPMENT, at cost, net                       73,673         72,052         61,386        183,293

NOTE RECEIVABLE, net of current portion                   196,000        176,000         47,583              -

DEFERRED TAX ASSETS, net of current
   portion                                                 23,000              -          5,000         34,000

OTHER ASSETS                                                4,500         80,666         80,666          4,610
                                                       ----------     ----------     ----------    -----------

                                                       $2,256,131     $3,584,091     $5,627,966    $11,645,221
                                                       ----------     ----------     ----------    -----------
                                                       ----------     ----------     ----------    -----------


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              RETROSPETTIVA, INC.
                           BALANCE SHEETS (CONTINUED)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             DECEMBER 31,
                                                       -------------------------------------------------------
                                                          1994           1995           1996           1997
                                                       ----------     ----------     ----------    -----------
CURRENT LIABILITIES:
 Accounts payable, trade                               $2,666,943     $2,917,838     $2,806,812    $ 2,881,620
 Line of credit                                             9,900        257,305              -         95,610
 Note payable                                                   -              -        237,580        131,124
 Notes payable, bridge loans                               28,617         78,403        250,000              -
 Accrued expenses                                               -          7,132         51,070         66,140
 Accrued income taxes                                           -              -        443,080        160,966
 Customer advances                                              -              -        909,681        137,385
                                                       ----------     ----------     ----------    -----------

    Total Current Liabilities                           2,705,460      3,260,678      4,698,223      3,472,845

NOTE PAYABLE - STOCKHOLDER                                 77,479        183,726              -              -
                                                       ----------     ----------     ----------    -----------

    Total Liabilities                                   2,782,939      3,444,404      4,698,223      3,472,845
                                                       ----------     ----------     ----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock - authorized 1,000,000
   shares - none issued or outstanding                          -              -              -              -
 Common stock - authorized 15,000,000
   shares, no par value; issued and
   outstanding 1,095,984, 1,095,984,
   1,415,241 and 2,900,000 shares                          20,000         20,000        154,000      6,258,190
 Additional paid-in capital                               230,000        230,000        230,000        230,000
 Retained earnings (Deficit)                             (776,808)      (110,313)       545,743      1,684,186
                                                       ----------     ----------     ----------    -----------

    Total Stockholders' Equity (Deficit)                 (526,808)       139,687        929,743      8,172,376
                                                       ----------     ----------     ----------    -----------

                                                       $2,256,131     $3,584,091     $5,627,966    $11,645,221
                                                       ----------     ----------     ----------    -----------
                                                       ----------     ----------     ----------    -----------


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              RETROSPETTIVA, INC.
                             STATEMENTS OF INCOME

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------
                                           1994           1995           1996           1997
                                        ----------    -----------    -----------    -----------
SALES                                   $5,521,802    $ 9,165,448    $ 9,520,671    $19,724,751
SALES, related party                             -      2,214,378      3,381,524              -
                                        ----------    -----------    -----------    -----------
  Total Sales                            5,521,802     11,379,826     12,902,195     19,724,751
COST OF SALES                            4,824,711      9,976,933     11,006,053     16,924,565
                                        ----------    -----------    -----------    -----------
GROSS PROFIT                               697,091      1,402,893      1,896,142      2,800,186
                                        ----------    -----------    -----------    -----------
OPERATING EXPENSES:
  Selling expenses                         373,101        230,301        170,179        249,728
  General and administrative               230,390        315,816        557,197        659,527
                                        ----------    -----------    -----------    -----------
  Total Operating Expenses                 603,491        546,117        727,376        909,255
                                        ----------    -----------    -----------    -----------
INCOME FROM OPERATIONS                      93,600        856,776      1,168,766      1,890,931
OTHER INCOME (EXPENSES):
  Other income/(expense)                   (1,560)          4,960         11,202         46,756
  Interest income - related party               -               -              -         21,042
  Interest expense                         (2,430)        (21,241)       (61,457)       (45,286)
                                        ----------    -----------    -----------    -----------
Net Other Income (Expenses)                (3,990)        (16,281)       (50,255)        22,512
                                        ----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                 89,610         840,495      1,118,511      1,913,443
INCOME TAX PROVISION/(BENEFIT)           (179,500)        174,000        462,455        775,000
                                        ----------    -----------    -----------    -----------
NET INCOME                              $ 269,110     $   666,495    $   656,056    $ 1,138,443
                                        ----------    -----------    -----------    -----------
                                        ----------    -----------    -----------    -----------
NET INCOME PER COMMON SHARE             $     .15     $       .38    $       .37    $       .55
                                        ----------    -----------    -----------    -----------
                                        ----------    -----------    -----------    -----------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING              1,750,000      1,750,000      1,750,000      2,052,877
                                        ----------    -----------    -----------    -----------
                                        ----------    -----------    -----------    -----------
NET INCOME PER COMMON
  SHARE - ASSUMING DILUTION            $      .15     $       .38    $       .37    $       .50
                                        ----------    -----------    -----------    -----------
                                        ----------    -----------    -----------    -----------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             1,750,000       1,750,000      1,750,000      2,271,976
                                        ----------    -----------    -----------    -----------
                                        ----------    -----------    -----------    -----------


                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RETROSPETTIVA, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, 1996 AND 1997

                                           COMMON STOCK            ADDITIONAL     RETAINED
                                     ------------------------        PAID IN      EARNINGS
                                       SHARES         AMOUNT         CAPITAL      (DEFICIT)        TOTAL
                                     ---------     ----------      ----------    -----------    -----------
BALANCES,
 DECEMBER 31, 1994                   1,095,984     $   20,000       $230,000     $ (776,808)    $ (526,808)

Net income for the year                      -              -              -        666,495        666,495
                                     ---------     ----------       --------     ----------     ----------
BALANCES,
 DECEMBER 31, 1995                   1,095,984         20,000        230,000       (110,313)       139,687

Stock issued for compensation           81,007         34,000              -              -         34,000

Stock issued for bridge loans          238,250        100,000              -              -        100,000

Net income for the year                      -              -              -        656,056        656,056
                                     ---------     ----------       --------     ----------     ----------
BALANCES,
 DECEMBER 31, 1996                   1,415,241        154,000        230,000        545,743        929,743

Stock issued in private
 offering net of offering
 costs                                 334,759        382,630              -              -        382,630

Stock issued in initial
 public offering net of
 offering costs                      1,150,000      5,721,560              -              -      5,721,560

Net income for the year                      -              -              -      1,138,443      1,138,443
                                     ---------     ----------       --------     ----------     ----------
BALANCES,
 DECEMBER 31, 1997                   2,900,000     $6,258,190       $230,000     $1,684,186     $8,172,376
                                     ---------     ----------       --------     ----------     ----------
                                     ---------     ----------       --------     ----------     ----------

                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              RETROSPETTIVA INC.
                           STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------------
                                                         1994           1995            1996          1997
                                                      -----------    -----------      ---------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income                                            $   269,110    $   666,495      $ 656,056    $ 1,138,443
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization                             5,424         17,792         17,491         21,217
  Stock issued for compensation                                 -              -         34,000             -
  Deferred income taxes                                  (183,000)       160,000          7,000        (18,000)
  Services provided to reduce note receivable                   -              -          8,417         72,373
  Stock issued for loan                                         -              -        100,000              -
  Utilization of deferred offering costs                        -              -              -     (1,258,269)
  Changes in:
   Accounts receivable                                   (140,199)       274,471       (572,917)    (2,198,275)
   Accounts receivable, related party                           -       (441,830)      (740,372)     1,182,202
   Inventories                                         (1,242,553)    (1,257,515)      (592,610)    (3,277,218)
   Accrued interest - related party                             -              -              -        (21,042)
   Other                                                        -        (79,766)       (11,225)        34,181
   Accounts payable and accrued expenses                1,471,100        300,682       (138,765)        89,878
   Accrued income taxes                                    (8,150)        (7,668)       456,948       (305,303)
   Customer advances                                     (300,000)             -        909,681       (772,296)
                                                      -----------    -----------      ---------    -----------

    Cash flows provided (used) by
    operating activities                                 (128,268)      (367,339)       133,704     (5,312,109)
                                                      -----------    -----------      ---------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
 Purchase of property and equipment                       (45,036)       (16,172)        (6,825)      (143,124)
 Issuance of note receivable                             (196,000)             -              -              -
 Loans to stockholder                                           -              -              -       (357,503)
 Collections on note receivable, stockholder                    -              -              -         69,007
 Other assets                                              (4,400)             -              -           (110)
                                                      -----------    -----------      ---------    -----------

    Cash flows provided (used) by
    investing activities                                 (245,436)       (16,172)        (6,825)      (431,730)
                                                      -----------    -----------      ---------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
 Proceeds from note payable, stockholder                  354,719        351,263        170,856              -
 Payments on note payable, stockholder                   (275,671)      (245,015)      (354,176)             -
 Proceeds from notes payable, bridge loans                      -              -        250,000              -
 Payments on notes payable - bridge loans                       -              -              -       (250,000)
 Proceeds from note payable                                10,100        247,403              -        181,124
 Payments on note payable                                    (198)             -        (19,725)      (287,580)
 Proceeds from line of credit                                   -              -              -        577,207
 Payments on line of credit                                     -              -              -       (481,597)
 Payments for deferred offering costs                           -              -       (101,354)             -
 Proceeds from issuance of common stock                         -              -              -      7,463,813
 Contributed capital                                      230,000              -              -             -
                                                      -----------    -----------      ---------    -----------

    Cash flows provided (used)
    by financing activities                               318,950        353,651        (54,399)     7,202,967
                                                      -----------    -----------      ---------    -----------

NET INCREASE (DECREASE) IN CASH                           (54,754)       (29,860)        72,480      1,459,128

CASH IN BANK, beginning of period                         122,911         68,157         38,297        110,777
                                                      -----------    -----------      ---------    -----------

CASH IN BANK, end of period                           $    68,157    $    38,297      $ 110,777    $ 1,569,905
                                                      -----------    -----------      ---------    -----------
                                                      -----------    -----------      ---------    -----------
SEE NOTE 13

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            RETROSPETTIVA, INC.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACTIVITY

Retrospettiva, Inc. (the Company) located in Beverly Hills, California was organized in November 1990 to manufacture and import textile products from Europe including finished garments and fabrics. By 1993, the Company was purchasing fabrics from firms and factories around the world and contracting for the manufacture of the fabrics in Eastern Europe (primarily Macedonia) for importation into the United States.

The Company designs, contracts for manufacture and markets a variety of garments. Fabrics are purchased from suppliers worldwide including firms in China, India, Russia, Romania, Italy and the United States. The fabrics are shipped to contractor factories primarily in Macedonia to be manufactured into finished garments for shipment to the Company's customers in the United States.

STOCK SPLITS

In May 1996, the Company's Board of Directors authorized a 46 for one stock split. In May 1997, the Company's Board of Directors authorized a 2.3826 for one stock split approved by the Company's stockholders in June 1997. The financial statements have been presented as if the splits had occurred at the beginning of each period presented.

CASH AND CASH EQUIVALENT

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts, as needed, for accounts deemed uncollectible. Allowance for uncollectible accounts was recorded at $-0-, $17,196, $17,196 and $100,000 for the years ended December 31, 1994, 1995, 1996 and 1997, respectively.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market.

                            RETROSPETTIVA, INC.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization expense is generally provided on a straight-line basis using estimated useful lives of 5-10 years for equipment. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense of property and equipment was $5,424, $17,792, $17,491, and $21,217 for the years ended December 31, 1994, 1995, 1996 and 1997, respectively.

REVENUE RECOGNITION

Revenue is recognized when sold merchandise has cleared customs in the United States and is available to be shipped to customers from a port of entry or has been segregated in the Company's contract manufacturer's warehouses in Macedonia.

INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS
109), Accounting for Income Taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. The adoption of SFAS 109 did not have a material effect on the Company's financial statements.

EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128) was issued in February 1997 (effective for financial statements issued for periods ending after December 15, 1997). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Common shares issued by the Company in the twelve months immediately preceding a proposed public offering plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of warrants and stock options (using the treasury stock method) at prices substantially less than the initial public offering price have been included in the calculation of common stock and common stock equivalent shares as if they were outstanding for all periods presented. Therefore, for the years ended December 31, 1996, 1995 and 1994, 1,750,000 shares were used in the computation of earnings per share.

                            RETROSPETTIVA, INC.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1997, the FASB issued Statements No. 130, Reporting Comprehensive Income, and No. 131, Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. The adoption by the Company of these Statements in January 1998 is not expected to have a material impact on the Company's financial statements.

RECLASSIFICATION

Certain amounts reported in the Company's financial statements for the years ended December 31, 1994, 1995 and 1996 have been reclassified to conform to the current year presentation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, which principally include cash, trade receivables, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 1994, 1995, 1996 and 1997, respectively, the carrying value of all financial instruments was not materially different from fair value.

YEAR 2000 ISSUES

Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to year 2000 and subsequent years may be misinterpreted by these programs. If present in the computer applications of the Company or its suppliers and customers and not corrected, this problem could cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have a short-term adverse effect on the Company's business and results of operations. The Company will evaluate its principal computer system to determine if they are substantially Year 2000 compliant.

CREDIT RISK

The Company sells its merchandise principally to customers throughout the United States. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented have not exceeded management's estimates.

                            RETROSPETTIVA, INC.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A limited number of customers accounted for 12% (3 customers), 100% (3 customers), 93% (2 customers) and 91% (2 customers) of the accounts receivable balance at December 31, 1994, 1995, 1996 and 1997, respectively.

The Company maintains all cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

SIGNIFICANT CUSTOMERS

Individual customers aggregating in excess of 10% of net sales are as follows:

                                         YEARS ENDED DECEMBER 31,
                            --------------------------------------------------
                               1994          1995         1996         1997
                            ----------   ----------   ----------   -----------
SALES
Customer A                  $2,223,089   $5,413,771   $4,102,545   $       -
Customer B                  $      -     $2,325,851   $3,745,836   $12,368,619
Customer C, related party   $      -     $2,214,378   $3,381,524   $       -
Customer D                  $  833,465   $      -     $      -     $       -
Customer E                  $  631,500   $      -     $      -     $       -
Customer F                  $      -     $      -     $      -     $ 5,614,994

RELATED PARTY TRANSACTIONS

The Company had sales to a related party customer. The Company's officer/ stockholder was part owner of Customer C, above. Effective January 1, 1997, the Company's officer/stockholder relinquished his ownership in Customer C. Accounts receivable for Customer C were $441,829, $1,182,202 and $218,457 at December 31, 1995, 1996 and 1997, respectively.

                            RETROSPETTIVA, INC.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                         YEARS ENDED DECEMBER 31,
                             -------------------------------------------------
                                1994         1995         1996         1997
                             ----------   ----------   ----------   ----------
Finished goods               $   72,377   $1,170,672   $  923,373   $2,875,471
Work-in-process                 695,257      260,084      908,752    1,697,258
Raw materials                   494,919    1,089,312    1,280,553    1,817,167
                             ----------   ----------   ----------   ----------
                             $1,262,553   $2,520,068   $3,112,678   $6,389,896
                             ----------   ----------   ----------   ----------
                             ----------   ----------   ----------   ----------

The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries and can limit or prohibit importation of products on very short notice. The Company's imported products are also subject to United States customs duties which are a material portion of the Company's cost of imported goods. A substantial increase in customs duties or a substantial reduction in quota limits applicable to the Company's imports could have a material adverse effect on the Company's financial condition and results of operations.

NOTE 3 - EARNINGS PER SHARE

                                                     FOR THE YEAR ENDED DECEMBER 31, 1997
                                                    --------------------------------------
                                                                                     PER
                                                       INCOME         SHARES        SHARE
                                                    (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                    -----------    -------------    ------
BASIC EPS
  Income available to common stockholders            $1,138,443      2,052,877      $ 0.55

EFFECT OF DILUTIVE SECURITIES
  Options                                                   -          219,099       (.05)
                                                     ----------      ---------      ------
DILUTED EPS
  Income available to common
  stockholders including assumed
  conversions                                        $1,138,443      2,271,976      $ 0.50
                                                     ----------      ---------      ------
                                                     ----------      ---------      ------

A reconciliation of Basic and Diluted EPS for the years ended December 31, 1994, 1995 and 1996 is not presented as the options are not common stock equivalents during those years.

                              RETROSPETTIVA, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              YEARS ENDED DECEMBER 31,
                             ------------------------------------------------------
                                1994           1995           1996          1997
                             ---------      ---------      ---------     ----------
Manufacturing equipment      $    -         $    -         $    -        $  123,709
Automobile                      20,568         20,568         20,568         20,568
Furniture and fixtures          16,803         28,669         35,494         54,909
Leasehold improvements          46,208         50,514         50,514         50,514
                             ---------      ---------      ---------     ----------
  Total                         83,579         99,751        106,576        249,700

Less accumulated
 depreciation and
 amortization                   (9,906)       (27,699)       (45,190)       (66,407)
                             ---------      ---------      ---------     ----------
                             $  73,673      $  72,052      $  61,386     $  183,293
                             ---------      ---------      ---------     ----------
                             ---------      ---------      ---------     ----------

NOTE 5 - NOTE RECEIVABLE

During 1994, the Company was owed an outstanding trade receivable of $266,000. Approximately $70,000 was written off as uncollectible in 1994. On October 15, 1996, $196,000 was converted to a note receivable, bearing interest at 10%, and requiring 24 monthly payments of $10,000 in consolidation services. Services are valued at the market value of comparative consolidation services in the area. The Company realized $8,417 and $25,519 in services during 1996 and 1997, respectively.

The Company negotiated with a customer (former related party) to also use the consolidation services. The customer reimburses the Company for the services and the note receivable is reduced accordingly. During 1997, the note receivable was reduced by $72,374, by use of the consolidation services by the Company and its customer. The customer is making payments to the Company.

NOTE 6 - NOTE RECEIVABLE FROM STOCKHOLDER

The Company's note receivable ($350,000 maximum) due from an officer/stockholder is unsecured, due on demand and bears interest at 10% per annum. The balance at December 31, 1997 is $288,496.

                              RETROSPETTIVA, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE AND LINE OF CREDIT

On September 27, 1995, the Company obtained a line of credit of $250,000 with a bank due October 10, 1996. The loan was collateralized by accounts receivable, inventory and personal guarantee of an officer/stockholder. Interest was payable monthly at 3% over the financial institutions variable prime rate. During March 1997 the line of credit was refinanced with a variable rate (4% over prime rate, initial rate of 12.25%). Payments were due in four monthly installments of $20,000 principal plus interest beginning April 15, 1997, with one final principal and interest payment due August 15, 1997. The line of credit was paid in July 1997.

On July 18, 1997 the Company refinanced its existing line of credit by obtaining a new line of credit with Merrill Lynch Business Financial Services, Inc. for $500,000 due August 31, 1998. The new debt is collateralized by accounts receivable, inventory, property and equipment, notes receivable and the personal guarantee of an officer/stockholder. Interest is payable at 2.90% over the 30 day commercial paper rate (8.7% at December 31, 1997). The line of credit was increased to $1,500,000 on November 6, 1997, and was subordinated to a factoring agreement in December 1997 (see Note 15).

In August 1997, the Company settled a lawsuit with its former contract manufacturer for $181,000 payable as follows: $50,000 due September 15, 1997, $50,000 due November 14, 1997, $50,000 due January 15, 1998, and $31,000 due
February 27, 1998.

The Company had its first payment of $50,000 due under the agreement, and then discovered that the plaintiff continued to pursue a similar suit against the Company in another jurisdiction. The Company has initiated legal action and has stopped making payments. The Company is currently in default on the note payable. A judgement of $176,000 was entered against the Company on December 23, 1997. The Company has appealed the judgement and is awaiting the results of its appeal prior to resuming payments. The Company believes it will only be liable for the original settlement less payments previously made. At December 31, 1997 the balance was $131,124.

NOTE 8 - NOTES PAYABLE, BRIDGE LOANS

During June 1996 the Company completed an offering of 25 units in a Private Placement. Each unit consisted of one $10,000 promissory note (totaling $250,000) bearing interest at 8% per annum and 9,530 shares of the Company's Common Stock. The notes were payable the earlier of June 30, 1997 or on the closing date of an initial public offering of the Company's stock. The underwriter was paid a commission of $50,000.

Effective July 1, 1997, notes were amended to be payable September 30, 1997 and bear interest at 18% per annum. The notes were paid in September 1997.

                              RETROSPETTIVA, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTION PLAN

STOCK OPTION PLAN
On May 1, 1996 the Company adopted the Stock Option Plan (the Plan) which provides for the granting of options to officers, directors, employees and consultants. 1,786,930 shares of common stock have been reserved under the plan for the granting of options. The Plan will be in effect until April 30, 2006, unless extended by the Company's shareholders. The options are exercisable to purchase stock for a period of ten years from the date of grant.

Incentive Stock Options granted pursuant to this Plan may not have an option price that is less than the fair market value of the stock on the date the option is granted. Incentive stock options granted to significant stockholders shall have an option price of not less than 110% of the fair market value of the stock on the date of the grant. No options were granted during the year ended December 31, 1997.

                                                     OUTSTANDING OPTIONS
                                                   -------------------------
                                       RESERVED                   PRICE PER
                                        SHARES       SHARES         SHARES
                                      ---------    ---------     -----------
Initial reserved shares               1,786,930            -     $     -
Granted during 1996                   1,701,635    1,701,635     $  .63-6.25
                                      ---------    ---------     -----------
Balance, December 31, 1997 and 1996      85,295    1,701,635     $  .63-6.25
                                      ---------    ---------     -----------
                                      ---------    ---------     -----------


At December 31, 1997, 1,701,635 options granted under the plan were exercisable.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
The Company signed a 61 month lease agreement for its offices commencing December 1, 1995. The monthly lease payment is $2,300.

The Company signed a ten-month sublease agreement in New York commencing December 1, 1996, which automatically renews annually. The terms of the sublease agreement require monthly payments of $1,250 plus 50% of the maintenance costs.

The Company has another sublease in New York, with a two year term through April 1, 1998. The terms require monthly payments of $2,175 through January 31, 1997 and monthly payments of $2,285 for the remainder of the agreement.

                              RETROSPETTIVA, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum rental payments under non-cancelable operating leases at December 31, 1997 are as follows:

1998                                                   $   80,175
1999                                                       27,600
2000                                                       27,600
                                                       ----------
  Total                                                $  135,375
                                                       ----------
                                                       ----------

The Company rents office and showroom space from a major supplier in New York on a month to month basis.

Rent expense for the years ended December 31, 1994, 1995, 1996 and 1997 was $11,186, $37,900, $62,920 and $75,082, respectively.

EMPLOYMENT AGREEMENTS

In April 1996, the Company entered into a three year employment agreement with an officer/stockholder which provides for annual salary of $95,000, commencing September 1997 and a non-competition clause for two years following termination of the employment agreement. Stock options to purchase up to 1,191,300 shares of Common Stock at $6.25 per share exercisable for a period of 10 years were issued at the signing of the agreement.

In April 1996, the Company entered into a three year employment agreement with the chief financial officer which provides for annual salary of $60,000 commencing September 1997. As signing compensation he received 81,007 shares of Common Stock and stock options to purchase up to 119,128 shares of Common Stock at $6.25 per share exercisable for a period of 10 years.

LICENSING AGREEMENT

The Company signed a 42 month licensing agreement for the exclusive use of licensee's trademarked brand name on some of the Company's selected apparel commencing January 1, 1998.

The license agreement has certain covenants regarding usage of the license, revenue, royalty payments, renewal and other terms and conditions.

                              RETROSPETTIVA, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Minimum payments under the licensing agreement are as follows:

1998                                                   $   86,667
1999                                                      128,333
2000                                                      190,000
2001                                                      105,000
                                                       ----------
  Total                                                $  510,000
                                                       ----------
                                                       ----------

The Company prepaid $26,000 of royalty payments at the signing of the agreement at December 1997.

LITIGATION

The Company is a party to various claims, complaints, and other legal actions that have arisen in the ordinary course of business. The Company believes that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition or the results of its operations.

NOTE 11 - INCOME TAXES

The components of deferred tax assets and (liabilities) are as follows:

                                                YEARS ENDED DECEMBER 31,
                                    -------------------------------------------------
                                       1994          1995        1996         1997
                                    ----------    ---------    ---------    ---------
Total deferred tax assets           $  183,000    $  44,000    $  16,000    $  34,000

Total deferred tax (liabilities)             -            -            -            -
                                    ----------    ---------    ---------    ---------
Net deferred tax assets             $  183,000    $  44,000    $  16,000    $  34,000
                                    ----------    ---------    ---------    ---------
                                    ----------    ---------    ---------    ---------

                              RETROSPETTIVA, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) are as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------
                                                         1994           1995           1996         1997
                                                       ---------       -------        -------      -------
Temporary differences:
 Allowance for bad
 debts                                                 $       -       $ 7,000        $ 7,000      $40,000
 Property and
 equipment                                                     -             -          5,000        2,000
 Other                                                         -             -          4,000       (8,000)
 Net operating loss
   carryover                                             380,000        37,000              -            -
Less valuation
  allowance                                             (197,000)            -              -            -
                                                       ---------       -------        -------      -------
                                                       $ 183,000       $44,000        $16,000      $34,000
                                                       ---------       -------        -------      -------
                                                       ---------       -------        -------      -------

The provision for income taxes consists of the following:

                                                                      YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------
                                                         1994            1995           1996         1997
                                                       ---------       --------       --------     --------
Current                                                $   3,500       $ 14,000       $455,455     $793,000
Deferred                                                (183,000)       160,000          7,000      (18,000)
                                                       ---------       --------       --------     --------

Provision (Benefit)                                    $(179,500)      $174,000       $462,455     $775,000
                                                       ---------       --------       --------     --------
                                                       ---------       --------       --------     --------

                             RETROSPETTIVA, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (CONTINUED)

Following is a reconciliation of the amount of income tax (benefit) expense that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense for the periods:

                                                                      YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------
                                                         1994            1995          1996         1997
                                                       ---------       ---------     --------     --------
Tax expense at federal
  statutory rates                                      $  30,000       $ 285,000     $375,000     $651,000
State tax, net of federal
  benefit                                                      -          11,000      104,170      121,000
Alternative minimum tax
  (credit)                                                     -           3,000       (3,000)           -
Allowance for bad debt                                         -               -            -       28,000
Depreciation                                                   -               -        3,000       (2,000)
Other                                                      3,500               -        3,285       (5,000)
(Benefit) of net
  operating loss
  carryforward                                           (30,000)       (285,000)     (27,000)           -
                                                       ---------       ---------     --------     --------

                                                        $  3,500       $  14,000     $455,455     $793,000
                                                       ---------       ---------     --------     --------
                                                       ---------       ---------     --------     --------

The components of deferred income tax (benefit) expense are as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------
                                                         1994            1995          1996         1997
                                                       ---------       ---------      -------     --------
Bad debts                                              $       -       $   7,000      $     -     $(33,000)
Depreciation                                                   -           2,000       (3,000)       2,000
Other                                                          -           4,000       (4,000)      13,000
Net operating loss carryover                              45,000         364,000       14,000            -

Valuation allowance                                     (228,000)       (217,000)           -            -
                                                       ---------       ---------      -------     --------

                                                       $(183,000)      $ 160,000      $ 7,000     $(18,000)
                                                       ---------       ---------      -------     --------
                                                       ---------       ---------      -------     --------

                             RETROSPETTIVA, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 12 - STOCK-BASED COMPENSATION

During 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The new standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees.

The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method. Had the Company adopted the fair value method with respect to options issued to employees as well, an additional charge to income of $52,300 would have been required in 1996; proforma net income would have been $319,000 and earnings per share would have been $.18 on both a primary and fully diluted basis.

In estimating the above expense, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 6.2%, volatility was estimated at 31%; the expected life was less than three years.

NOTE 13 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS FOR NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                   YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------
                                                         1994         1995         1996         1997
                                                        ------       -------      -------     --------
Cash paid for interest                                  $2,430       $ 8,180      $26,820     $ 63,817
                                                        ------       -------      -------     --------
                                                        ------       -------      -------     --------

Cash paid for income
 taxes                                                  $2,216       $26,113      $ 2,196     $718,300
                                                        ------       -------      -------     --------
                                                        ------       -------      -------     --------

NOTE 14 - COMMON STOCK

In September 1997, the Company completed an initial public offering of common stock. The Company issued 1,150,000 shares of common stock and warrants to purchase 500,000 shares of common stock for $7.50 per share and received proceeds of $5,721,560, net of offering costs. The value of the warrants was immaterial to the offering.

In March 1997, the Company completed a private placement of common stock. The Company issued 334,759 shares of common stock and received proceeds of $382,630 net of offering costs.

                             RETROSPETTIVA, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 15 - FACTORING AGREEMENT

In December 1997, the Company entered into a factoring agreement with Commodore Factors, to factor its accounts receivable up to $2,000,000. The Company will receive up to 80% of the receivables at the time of factoring. Interest on the factored receivables will be at the prime rate plus 2%, but never less than 10% per annum.

As of December 31, 1997, the Company had not factored any receivables.