Form 10QSB
period 1998-03-31
RETROSPETTIVA INC
filed 1998-05-15
CIK 1015383

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from __________  to ___________

        For the quarterly period ended ________________________

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No  [   ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes   [   ]    No  [   ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, No Par Value, 2,900,000 shares as May 11, 1998

Transitional Small Business Disclosure Format:  Yes  [   ]   No  [ X ]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company contracts for the manufacture of a variety of garments, primarily basic women's sportswear which includes suits, skirts, blouses, blazers, pants, shorts, vests and dresses, using assorted fabrics including rayons, linens, cotton and wool. The Company arranges for the manufacture of garments for customers under private labels selected by its customers. It markets its products exclusively in the United States directly to large wholesalers (e.g.; V.S. Sports, David N., Synari, Koret of California, Inc., Arenzano Trading Co. aka Oleg Cassini, Nash International Group aka Herman Geist and Prime Time International aka Focus 2000), directly and indirectly to national retailers and buying organizations (e.g.; J.C. Penney, Belk, Casual Corner, Steinmart, Dillards, Seiferts, Parisian, Atkins et al, Mercantile, Loehmanns) and directly to women's chain clothing stores and catalogues (e.g.; Chadwicks, Marshalls, TJ Maxx, Dunlaps Co et al (MMCohn, Paul Steketee, Clarks, Heironimus, Porteous, Schreiners, The White House), Hollidays, Syms, Winners).

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

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's statements;

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                             1997               1998
                                            -------------------------
Revenues                                    100.0%             100.0%
Cost of goods sold                           85.3%              86.1%
Gross profit                                 14.7%              13.9%
Selling, General and Administrative           3.7%               6.9%
Operating income                             11.0%               7.0%


THREE MONTHS ENDED MARCH 31, 1998 ("1998") COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 ("1997")

SALES

Sales for 1998 were $8,186,856 which represented an increase of $3,092,999 or 60.7% over 1997 net sales of $5,093,857. Sales of the Company's own labeled products and private label products were $0 and $8,186,856 respectively, in 1998 compared to $306,774 and $4,787,083, respectively, in 1997. The growth in sales was primarily attributable to increased purchases by existing customers and from new customers. Generally, the Company receives relatively small initial orders from new customers. As the relationship with the customer continues, the purchase orders often increase substantially. Net sales increases during the period reflected these increased customer orders.

COST OF GOODS SOLD

Cost of goods sold in 1998 was $7,048,883 or 86.1% of sales, an increase of $2,703,823 from $4,345,060 or 85.3% of sales in 1997. The increase in cost of goods sold was primarily attributable to the increase in sales. The increase in the percentage of cost of goods sold was primarily attributable to increases in freight costs.

GROSS PROFIT

Gross profit was $1,137,973 for 1998, an increase of $389,176 from $748,797 for 1997. The gross profit percentage was 13.9% in 1998, a decrease from 14.7% in 1997. The decrease in the gross profit percentage was primarily attributable to increased cost of materials and freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $563,969 or 6.9% of sales for 1998, an increase of $375,917 from $188,052 or 3.7% of sales for 1997. The increase in SG&A expense levels was primarily attributable to payments related to professional fees, officers salaries, travel expenses, license fees and dues (consisting primarily of the Company's NASDAQ membership fees).

INTEREST EXPENSE

Interest expense for 1998 was $10,161 compared to $13,264 for 1997. The decrease in interest was primarily attributable to the reduction in the utilization of existing financing vehicles.

PROVISION FOR INCOME TAXES

The provision for income taxes was $220,000 and $219,870 for 1998 and 1997, respectively. The increase in the provision for income taxes for the 1998 was primarily attributable to increased earnings.

LIQUIDITY

The Company has 575,000 warrants outstanding with an exercise price of $7.50 per warrant expiring September 23, 2002. The Company has 50,000 underwriter warrants outstanding with an exercise price of $14.40 per unit. Each unit consists of two shares of the Company's common stock and one warrant as described above. The Company does not know whether the warrants will be exercised in 1998. Without exercise of those warrants, the Company may need to limit its growth in order to more efficiently manage its available funds and funds generated by operations.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

Not applicable

USE OF PROCEEDS


USE OF PROCEEDS
                                                             % of
                                                            proceeds    Sub-Totals     Totals
                                                            --------    ----------     ------
GROSS PROCEEDS                                                                       $6,900,000
Less: Underwriters discounts, commissions                     10.0%       690,000
      Finders' fees                                                             -
      Underwriters expenses                                    3.0%       207,000
      Payments to directors and officers                       0.7%        49,376
                                                            ---------------------
          Total expenses                                      13.7%                     946,376
                                                                                     ----------
Net proceeds                                                                          5,953,624

USE OF PROCEEDS
      Construction of plan, building and facilities                             -
      Purchase and installation of machinery and equipment     4.1%       280,000
      Purchases of real estate                                                  -
      Acquisition of other business(es)                                         -
      Repayment of indebtedness                                8.4%       578,532
      Working capital                                          7.0%       483,104
      Temporary investments                                                     -
      Purchases of raw materials                              60.7%     4,191,988
                                                            ---------------------
          Total use of proceeds                               80.2%                   5,533,624
                                                                                     ----------
REMAINING PROCEEDS                                                                   $  420,000
                                                                                     ----------
                                                                                     ----------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Not applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:     May 13, 1998                       RETROSPETTIVA, INC.
                                                (Registrant)


                                             ______________________________
                                             Michael D. Silberman
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

                             RETROSPETTIVA, INC.
                               BALANCE SHEETS
                                 (UNAUDITED)

                                    ASSETS

                                                    MARCH 31,      DECEMBER 31,
                                                      1998            1997
                                                   ----------------------------
CURRENT ASSETS
  Cash                                             $ 2,582,442     $ 1,569,905
  Accounts receivable, net, pledged                  1,936,537       2,958,770
  Due from factor                                      533,670             -
  Note receivable                                       94,622         115,210
  Note receivable, stockholder                         349,290         288,496
  Inventories, pledged                               7,325,585       6,389,896
  Advances to vendor                                   121,204             -
  Advances for sales commissions                        55,000             -
  Accrued interest receivable, stockholder              32,685          21,042
  Other                                                 56,292          79,999
                                                   ----------------------------
     Total Current Assets                           13,087,327      11,423,318
  PROPERTY AND EQUIPMENT, at cost, net                 330,431         183,293
  DEFERRED TAX ASSETS                                   34,000          34,000
  OTHER ASSETS                                           4,850           4,610
                                                   ----------------------------
                                                   $13,456,608     $11,645,221
                                                   ----------------------------
                                                   ----------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, trade                          $ 3,408,684     $ 2,881,620
  Line of credit                                       755,843          95,610
  Note payable                                         131,124         131,124
  Accrued expenses                                      52,645          66,140
  Due to factor                                        354,529             -
  Accrued income taxes                                 249,795         160,966
  Customer advances                                        -           137,385
                                                   ----------------------------
     Total Current Liabilities                       4,952,620       3,472,845
                                                   ----------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - authorized 1,000,000
  shares - none issued or outstanding
Common stock - authorized 15,000,000 shares,
  no par value; issued and outstanding 2,900,000
  and 2,900,000 shares, respectively                 6,258,190       6,258,190
Additional paid-in capital                             230,000         230,000
Retained earnings                                    2,015,798       1,684,186
                                                   ----------------------------
  Total Stockholders Equity                          8,503,988       8,172,376
                                                   ----------------------------
                                                   $13,456,608     $11,645,221
                                                   ----------------------------
                                                   ----------------------------

                             RETROSPETTIVA, INC.
                            STATEMENTS OF INCOME
                                (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     1997              1998
                                                  -----------------------------
SALES                                             $4,787,083        $8,186,856
SALES, related party                                 306,774               -
                                                  -----------------------------
   Total Sales                                     5,093,857         8,186,856

COST OF SALES                                      4,345,060         7,048,883
                                                  -----------------------------

GROSS PROFIT                                         748,797         1,137,973

OPERATING EXPENSES
   Selling expenses                                   47,788            98,918
   General and administrative                        140,264           465,051
                                                  -----------------------------

   Total Operating Expenses                          188,052           563,969
                                                  -----------------------------

INCOME FROM OPERATIONS                               560,745           574,004

OTHER INCOME (EXPENSES)
   Interest income                                                      17,738
   Interest income, related party                                       11,643
   Interest expense                                  (13,264)          (10,161)
   Penalities                                                          (41,612)
                                                  -----------------------------
Net Other Income (Expenses)                          (13,264)          (22,392)
                                                  -----------------------------

INCOME BEFORE INCOME TAXES                           547,481           551,612

PROVISION FOR INCOME TAXES                           219,870           220,000
                                                  -----------------------------

NET INCOME                                        $  327,611        $  331,612
                                                  -----------------------------
                                                  -----------------------------

NET INCOME PER SHARE, BASIC                       $     0.19        $     0.11
                                                  -----------------------------
                                                  -----------------------------
WEIGHTED AVERAGE NUMBERS OF SHARES
   OUTSTANDING, BASIC                              1,750,000         2,900,000
                                                  -----------------------------
                                                  -----------------------------

NET INCOME PER SHARE, DILUTED                     $     0.19        $     0.10
                                                  -----------------------------
                                                  -----------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING, DILUTED                            1,750,000         3,242,528
                                                  -----------------------------
                                                  -----------------------------

                             RETROSPETTIVA, INC.
                           STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                         1997           1998
                                                     ---------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net income                                           $   327,611     $  331,612
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization                            4,407         11,985
  Services provided to reduce note receivable             10,286            -
  Changes in:
    Accounts receivable                                  291,083      1,022,233
    Accounts receivable, related party                   584,707            -
    Due from factor                                          -         (533,670)
    Accrued interest receivable, shareholder                 -          (11,643)
    Advances to vendor                                       -         (121,204)
    Advances for sales commissiosn                           -          (55,000)
    Inventories                                          708,407       (935,689)
    Other                                                (16,738)        23,467
    Accounts payable and accrued expenses             (1,054,769)       513,569
    Accrued income taxes                                 181,630         88,829
    Customer advances                                   (767,410)      (137,385)
                                                     ---------------------------
         Cash flows provided (used) by operating
           activities                                    269,214        197,104
                                                     ---------------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
 Purchase of fixed assets                                    -         (159,123)
 Payments on notes receivable                             44,593         20,588
                                                     ---------------------------
         Cash flows provided (used) by investing
           activities                                     44,593       (138,535)
                                                     ---------------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
 Loans to stockholder                                   (116,027)       (81,841)
 Payments from stockholder                                   -           21,047
 Collections on note receivable, stockholder              10,250            -
 Proceeds from line of credit                                -          660,233
 Due to factor                                               -          354,529
 Payments on note payable                                (32,580)           -
 Payments for deferred offering costs                     72,399            -
 Proceeds from issuance of common stock                  382,630            -
                                                     ---------------------------
         Cash flows provided (used) by financing
           activities                                    316,672        953,968
                                                     ---------------------------

NET INCREASE (DECREASE) IN CASH                          630,479      1,012,537
CASH IN BANK, beginning of period                        110,777      1,569,905
                                                     ---------------------------
CASH IN BANK, end of period                          $   741,256     $2,582,442
                                                     ---------------------------
                                                     ---------------------------

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

The results for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1997.