Form 10QSB
period 1998-06-30
RETROSPETTIVA INC
filed 1998-08-11
CIK 1015383

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______  to ________

        For the quarterly period ended ____________________

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, No Par Value, 2,900,000 shares as July 24, 1998

Transitional Small Business Disclosure Format:  Yes [   ]   No [ X ]

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

The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company contracts for the manufacture of a variety of garments, primarily basic women's sportswear which includes suits, skirts, blouses, blazers, pants, shorts, vests and dresses, using assorted fabrics including rayons, linens, cotton and wool. The Company arranges for the manufacture of garments for customers under private labels selected by its customers. It markets its products exclusively in the United States directly to large wholesalers, directly and indirectly to national retailers and buying organizations and directly to women's chain clothing stores and catalogues.

Substantially all of the Company's garments are sold on a "package" basis pursuant to which the Company markets at fixed prices finished garments to the customer's specifications and quantity requirements, arranges for the production of the garments and delivers the garments directly to the customer at the port of entry. In its marketing, the Company emphasizes these package arrangements and what it believes to be the better quality and lower prices of garments produced by skilled Macedonian workers as compared to lower paid workers in certain other regions.

As a package provider, the Company sources and purchases fabrics and trims, arranges for cutting and sewing, and coordinates any other services required to provide a completed garment. Since the Company manufactures its finished products only upon receipt of purchase orders from its wholesale and retail customers, it therefore does not maintain an inventory of finished products. The Company believes that in this way it minimizes the marketing and fashion risk generally associated with the apparel industry. Fabrics and trims are purchased from suppliers in China, India, Russia, Romania, Italy and the United States. After dying the fabric, if necessary, the fabric and trim are shipped to factories selected by the Company (primarily located in Macedonia with additional production facilities located in Greece, Lithuania and Romania) where they are manufactured into completed garments under the Company's management and quality control guidance. The finished products are then shipped directly to New York City where the Company's customers claim the goods either at the port in New York City or at a consolidating warehouse in Astoria, New York.

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

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's statements;

                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                        1997      1998      1997      1998
                                      --------------------------------------
Revenues                               100.0%    100.0%    100.0%    100.0%
Cost of goods sold                      85.4%     85.9%     85.3%     85.0%
Gross profit                            14.7%     14.1%     14.7%     15.0%
Selling, General and Administrative      4.4%      5.5%      4.0%      6.3%
Operating income                        10.2%      6.6%     10.7%      8.7%


SIX MONTHS ENDED JUNE 30, 1998 ("1998") COMPARED TO SIX MONTHS ENDED JUNE 30, 1997 ("1997")

SALES

Sales for 1998 were $14,777,993 which represented an increase of $6,856,694 or 86.6% over 1997 net sales of $7,921,299. Sales of the Company's own labeled products and private label products were $-0- and $14,777,993 respectively, in 1998 compared to $399,700 and $7,521,599, respectively, in 1997. The growth in sales was primarily attributable to increased purchases by existing customers and from new customers. Generally, the Company receives relatively small initial orders from new customers. As the relationship with the customer continues, the purchase orders often increase substantially. Net sales increases during the period reflected these increased customer orders.

COST OF GOODS SOLD

Cost of goods sold in 1998 was $12,566,750 or 85.0% of sales, an increase of $5,808,419 from $6,758,331 or 85.3% of sales in 1997. The increase in cost of goods sold was primarily attributable to the increase in sales. The decrease in the percentage of cost of goods sold was primarily attributable to improved management of freight costs.

GROSS PROFIT

Gross profit was $2,211,243 for 1998, an increase of $1,048,275 from $1,162,968 for 1997. The gross profit percentage was 15.0% in 1998, an increase from 14.7% in 1997. The increase in the gross profit percentage was primarily attributable to an increase in sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $923,924 or 6.3% of sales for 1998, an increase of $610,415 from $313,509 or 4.0% of sales for 1997. The increase in SG&A expense levels was primarily attributable to payments related to professional fees, salaries, travel expenses, license fees and dues (consisting primarily of the Company's NASDAQ membership fees) and promotion and marketing and depreciation.

INTEREST EXPENSE

Interest expense for 1998 was $79,642 compared to $23,784 for 1997. The increase in interest was primarily attributable to the increase in the utilization of lines of credit.

PROVISION FOR INCOME TAXES

The provision for income taxes was $510,000 and $332,870 for 1998 and 1997, respectively. The increase in the provision for income taxes for the 1998 was primarily attributable to increased earnings.

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

Not applicable

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

Date:  August 11, 1998                 RETROSPETTIVA, INC.
                                       ------------------
                                          (Registrant)

                                       --------------------
                                       Michael D. Silberman
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                                       RETROSPETTIVA, INC.
                                         BALANCE SHEETS
                                          (UNAUDITED)

                                            ASSETS

                                                          JUNE 30,    DECEMBER 31,
                                                            1998          1997
                                                       ---------------------------
CURRENT ASSETS
   Cash                                                $ 1,775,634    $ 1,569,905
   Accounts receivable, net, pledged                     1,799,194      2,958,770
   Due from factor                                         152,235           -
   Note receivable                                          72,130        115,210
   Note receivable, stockholder                            354,101        288,496
   Inventories, pledged                                  9,588,254      6,389,896
   Advances to vendor                                      350,000           -
   Advances for sales commissions                           55,000           -
   Accrued interest receivable, stockholder                 44,488         21,042
   Other                                                    79,853         79,999
                                                       ---------------------------
       Total Current Assets                             14,270,889     11,423,318
   PROPERTY AND EQUIPMENT, at cost, net                    515,855        183,293
   DEFERRED TAX ASSETS                                      34,000         34,000
   OTHER ASSETS                                             84,534          4,610
                                                       ---------------------------
                                                       $14,905,278    $11,645,221
                                                       ---------------------------
                                                       ---------------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable, trade                             $ 4,241,247    $ 2,881,620
   Line of credit                                        1,151,314         95,610
   Note payable                                            131,124        131,124
   Accrued expenses                                         17,824         66,140
   Due to factor                                               737           -
   Accrued income taxes                                    177,202        160,966
   Customer advances                                       250,000        137,385
                                                       ---------------------------
       Total Current Liabilities                         5,969,448      3,472,845
                                                       ---------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - authorized 1,000,000 shares - none
  issued or outstanding
Common stock - authorized 15,000,000 shares, no par
  value; issued and outstanding 2,900,000 and
  2,900,000 shares, respectively                         6,258,190      6,258,190
Additional paid-in capital                                 230,000        230,000
Retained earnings                                        2,447,640      1,684,186
                                                       ---------------------------
       Total Stockholders Equity                         8,935,830      8,172,376
                                                       ---------------------------
                                                       $14,905,278    $11,645,221
                                                       ---------------------------
                                                       ---------------------------

                                      RETROSPETTIVA, INC.
                                     STATEMENTS OF INCOME
                                         (UNAUDITED)

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                   JUNE 30,
                                          1997         1998          1997           1998
                                       ----------------------------------------------------
SALES                                  $2,827,442   $6,591,137    $7,921,299    $14,777,993

COST OF SALES                           2,413,271    5,661,787     6,758,331     12,566,750
                                       ----------------------------------------------------
GROSS PROFIT                              414,171      929,350     1,162,968      2,211,243

OPERATING EXPENSES
   Selling expenses                        46,780       95,419        94,568        207,884
   General and administrative              78,677      265,553       218,941        716,040
                                       ----------------------------------------------------
   Total Operating Expenses               125,457      360,973       313,509        923,924
                                       ----------------------------------------------------
INCOME FROM OPERATIONS                    288,714      568,378       849,459      1,287,319

OTHER INCOME (EXPENSES)
   Interest income                          4,477       24,594         4,477         42,332
   Interest income, related party            -          11,803          -            23,446
   Interest expense                       (10,520)     (27,869)      (23,784)       (79,642)
   Penalties                                 -            -             -              -
                                       ----------------------------------------------------
Net Other Income (Expenses)                (6,043)       8,528       (19,307)       (13,864)
                                       ----------------------------------------------------
INCOME BEFORE INCOME TAXES                282,671      576,906       830,152      1,273,454

PROVISION FOR INCOME TAXES                113,000      290,000       332,870        510,000
                                       ----------------------------------------------------
NET INCOME                             $  169,671   $  286,906    $  497,282    $   763,454
                                       ----------------------------------------------------
                                       ----------------------------------------------------
NET INCOME PER SHARE, BASIC            $    0.097   $    0.099    $    0.284    $     0.263
                                       ----------------------------------------------------
                                       ----------------------------------------------------
Weighted Average Numbers of Shares
  Outstanding, Basic                    1,750,000    2,900,000     1,750,000      2,900,000
                                       ----------------------------------------------------
                                       ----------------------------------------------------
NET INCOME PER SHARE, DILUTED          $    0.097   $    0.090    $    0.284    $     0.240
                                       ----------------------------------------------------
                                       ----------------------------------------------------
Weighted Average Number of Shares
  Outstanding, Diluted                  1,750,000    3,183,456     1,750,000      3,183,456
                                       ----------------------------------------------------
                                       ----------------------------------------------------

                               RETROSPETTIVA, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                        1997          1998
                                                     -------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net income                                           $ 497,282    $   763,454
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                        8,831         30,888
    Services provided to reduce note receivable         57,087         30,675
    Utilization of deferred offering costs            (181,183)          -
    Changes in:                                           -              -
      Accounts receivable                              750,144      1,170,380
      Due from factor                                     -          (152,235)
      Prepaid license fees                                -            26,000
      Accounts receivable Mfg. Agent                                  103,330
      Accounts receivable Partnership                                (160,989)
      Prepaid expenses                                    -             5,024
      Accrued interest receivable, shareholder            -           (23,446)
      Advances to vendor                                  -          (350,000)
      Advances for sales commission                       -           (55,000)
      Inventories                                     (612,366)    (3,198,359)
      Other                                            (19,568)       (51,544)
      Accounts payable and accrued expenses           (475,814)       754,976
      Accrued income taxes                             296,764         16,236
      License fee payable                                              17,334
      Letters of credit payable                                       539,000
      Customer advances                               (392,428)       112,615
                                                     -------------------------
        Cash flows provided (used) by operating
        activities                                     (71,251)      (421,658)
                                                     -------------------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of fixed assets                              (4,609)      (363,449)
                                                     -------------------------
        Cash flows provided (used) by investing
        activities                                      (4,609)      (363,449)
                                                     -------------------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Loans to stockholder                                (230,500)      (105,466)
  Collections on note receivable, stockholder           27,406         39,862
  Proceeds from line of credit                            -         1,055,704
  Due to factor                                           -               737
  Payments on note payable                             (92,580)          -
  Payments for deferred offering costs                 (13,151)          -
  Proceeds from issuance of common stock               563,813           -
                                                     -------------------------
        Cash flows provided (used) by financing
        activities                                     254,988        990,837
                                                     -------------------------
NET INCREASE (DECREASE) IN CASH                        179,128        205,729
CASH IN BANK, beginning of period                      110,777      1,569,905
                                                     -------------------------
CASH IN BANK, end of period                          $ 289,905    $ 1,775,634
                                                     -------------------------
                                                     -------------------------