Form 10QSB
period 1998-09-30
RETROSPETTIVA INC
filed 1998-10-27
CIK 1015383

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

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

                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, No Par Value, 2,900,000 shares as October 15, 1998

Transitional Small Business Disclosure Format:  Yes [   ]  No [ X ]

Item 1.

                                 RETROSPETTIVA, INC.
                                   BALANCE SHEETS
                                    (UNAUDITED)
                                       ASSETS


                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                           1998           1997
                                                                                  ----------------------------
CURRENT ASSETS

     Cash                                                                         $   1,376,973   $  1,569,905
     Accounts receivable, net, pledged                                                3,348,779      2,958,770
     Due from factor                                                                  1,035,316            -
     Note receivable                                                                     99,809        115,210
     Note receivable, stockholder                                                       377,999        288,496
     Inventories, pledged                                                             6,928,911      6,389,896
     Advances to vendor                                                                 350,000            -
     Insurance receivable                                                                 6,708            -
     Accrued interest receivable, stockholder                                            57,088         21,042
     Prepaid expense                                                                     19,367            -
     Other                                                                               14,301         79,999
                                                                                  ----------------------------
          Total Current Assets                                                       13,615,251     11,423,318
     PROPERTY AND EQUIPMENT, at cost, net                                               630,996        183,293
     DEFERRED TAX ASSETS                                                                 34,000         34,000
     OTHER ASSETS                                                                           -            4,610
                                                                                  ----------------------------
                                                                                  $  14,280,247   $ 11,645,221
                                                                                  ----------------------------
                                                                                  ----------------------------

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable, trade                                                      $   2,937,266   $  2,881,620
     Line of credit                                                                   1,348,242         95,610
     Note payable                                                                        26,580        131,124
     Accrued expenses                                                                    27,042         66,140
     Accounts payable, license fee                                                       34,668
     Accrued income taxes                                                               271,260        160,966
     Customer advances                                                                  250,000        137,385
                                                                                  ----------------------------
          Total Current Liabilities                                                   4,895,058      3,472,845
                                                                                  ----------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - authorized 1,000,000 shares - none issued or outstanding
Common stock - authorized 15,000,000 shares, no par value; issued and
     outstanding 2,900,000 and 2,900,000 shares, respectively                         6,258,190      6,258,190
Additional paid-in capital                                                              230,000        230,000
Retained earnings                                                                     2,896,999      1,684,186
                                                                                  ----------------------------
     Total Stockholders Equity                                                        9,385,189      8,172,376
                                                                                  ----------------------------
                                                                                  $  14,280,247   $ 11,645,221
                                                                                  ----------------------------
                                                                                  ----------------------------

                                RETROSPETTIVA, INC.
                                STATEMENTS OF INCOME
                                    (UNAUDITED)



                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                          1997           1998           1997           1998
                                                      --------------------------------------------------------
SALES                                                 $ 5,105,601    $ 9,941,330    $13,026,900    $24,719,323
                                                              -
COST OF SALES                                           4,366,641      9,155,393     11,124,972     21,291,989

                                                      --------------------------------------------------------
GROSS PROFIT                                              738,960        785,937      1,901,928      3,427,334

OPERATING EXPENSES
     Selling expenses                                      78,167        208,615        172,735        416,499
     General and administrative                           206,011        312,411        424,952      1,070,177

                                                      --------------------------------------------------------
     Total Operating Expenses                             284,178        521,026        597,687      1,486,676

                                                      --------------------------------------------------------
INCOME FROM OPERATIONS                                    454,782        264,911      1,304,241      1,940,658

OTHER INCOME (EXPENSES)
     Interest income                                        3,677         36,539          8,154        102,317
     Interest expense                                     (26,717)       (32,246)       (50,501)       (70,162)
                                                      --------------------------------------------------------
Net Other Income (Expenses)                               (23,040)         4,293        (42,347)        32,155

                                                      --------------------------------------------------------
INCOME BEFORE INCOME TAXES                                431,742        269,204      1,261,894      1,972,813

PROVISION FOR INCOME TAXES                                174,001        250,000        506,871        760,000
                                                      --------------------------------------------------------

NET INCOME                                            $   257,741    $    19,204    $   755,023    $ 1,212,813
                                                      --------------------------------------------------------
                                                      --------------------------------------------------------

NET INCOME PER SHARE, BASIC                           $      0.14    $      0.01    $      0.43    $      0.42
                                                      --------------------------------------------------------
                                                      --------------------------------------------------------

WEIGHTED AVERAGE NUMBERS OF SHARES
     OUTSTANDING, BASIC                                 1,826,087      2,900,000      1,775,641      2,900,000
                                                      --------------------------------------------------------
                                                      --------------------------------------------------------

NET INCOME PER SHARE, DILUTED                         $      0.13    $      0.01    $      0.42    $      0.38
                                                      --------------------------------------------------------
                                                      --------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING, DILUTED                               1,917,314      3,141,359      1,806,112      3,174,317
                                                      --------------------------------------------------------
                                                      --------------------------------------------------------


                                RETROSPETTIVA, INC.
                              STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1997           1998
                                                                -------------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net income                                                        $      394,638  $   1,212,813
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                                          8,581         52,580
    Stock issued for compensation                                         34,000
    Deferred income taxes                                                 23,000
    Stock issued for loan                                                100,000
    Changes in:                                                              -              -
      Accounts receivable                                               (197,507)      (332,351)
      Due from factor                                                        -       (1,027,947)
      Prepaid license fees                                                   -           30,333
      Accounts receivable Mfg. Agent                                         -          103,330
      Accounts receivable Partnership                                        -         (160,989)
      Prepaid expenses                                                       -            5,024
      Insurance receivable                                                   -           (6,708)
      Accrued interest receivable, shareholder                               -          (36,046)
      Advances to vendor                                                     -         (350,000)
      Inventories                                                        846,888       (539,015)
      Other                                                                  -           (9,691)
      Accounts payable and accrued expenses                           (1,481,727)        16,546
      Accrued income taxes                                               216,982        110,294
      License fee payable                                                                34,668
      Customer advances                                                  200,000        112,615
                                                                -------------------------------
          Cash flows provided (used) by operating
          activities                                                     144,855       (784,544)
                                                                -------------------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Note receivable                                                              0         40,675
  Purchase of fixed assets                                                (4,836)      (500,279)
                                                                -------------------------------
          Cash flows provided (used) by investing
          activities                                                      (4,836)      (459,604)
                                                                -------------------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Loans to stockholder                                                       -          (89,503)
  Proceeds from note payable, stockholder                                149,319
  Payments on note payable, stockholder                                 (245,141)
  Proceeds from notes payable, bridge loans                              250,000
  Proceeds from line of credit                                               -          (95,610)
  Payments on line of credit                                                          1,348,242
  Due to factor                                                              -           (7,369)
  Payments on note payable                                                (9,725)      (104,544)
  Payments for deferred offering costs                                  (101,186)           -
                                                                -------------------------------
          Cash flows provided (used) by financing
          activities                                                      43,267      1,051,216
                                                                -------------------------------

NET INCREASE (DECREASE) IN CASH                                          183,286       (192,932)
CASH IN BANK, beginning of period                                         38,297      1,569,905
                                                                -------------------------------
CASH IN BANK, end of period                                       $      221,583  $   1,376,973
                                                                -------------------------------
                                                                -------------------------------

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

The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1997.

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

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's statements;


                                                Three Months Ended           Nine Months Ended
                                                   September 30,               September 30,
                                              1997           1998           1997           1998
                                           -----------------------------------------------------
Revenues                                    100.0%         100.0%         100.0%         100.0%
Cost of goods sold                           85.5%          92.1%          85.4%          86.1%
Gross profit                                 14.5%           7.9%          14.6%          13.9%
Selling, General and Administrative           5.6%           5.5%           4.6%           6.0%
Operating income                              8.9%           2.4%          10.0%           7.9%


NINE MONTHS ENDED SEPTEMBER 30, 1998 ("1998") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 ("1997")

SALES

Sales for 1998 were $24,719,323 which represented an increase of $11,692,423 or 89.8% over 1997 net sales of $13,026,900. The growth in sales was primarily attributable to increased purchases by existing customers and from new customers. The Company currently has fifty (50) customers up from six (6) at the year ended December 31, 1997. Four customers represented 70% of the Companys accounts receivable (22%, 22%, 13% and 13% respectively). The Company continues to add new customers and believes that going forward those concentrations will continue to decrease.

Generally, the Company receives relatively small initial orders from new customers. As the relationship with the customer continues, the purchase orders often increase substantially. Net sales increases during the period reflected these increased customer orders. The Company expects sales to increase in the future near-term quarters, but believes that those increases in sales will not necessarily be at the same rate as the Company has been experiencing historically either in terms of percentage or dollar increases.

During the period sales were adversely impacted by customer-initiated discounts due to the unseasonably hot weather in New York (weather in excess of 100 degrees). This is during the season when the weather is historically much cooler and when wool suits, blazers and pants are traditionally sold,. Warm weather impacted the demand and the Company's customers had to offer deep discounts in order to move their wool garments. Those customers in turn asked those discounts be passed on to the Company.

The Company of course can not predict the extent to which the unseasonably warm weather might continue or that the weather experienced in New York this year represents a long-term change in weather patterns in that region. The Company continues to evaluate the situation with the intent of developing strategies to mitigate any impact those changes might have on the Company.

COST OF GOODS SOLD

Cost of goods sold in 1998 was $21,291,989 or 86.1% of sales, an increase of $10,167,017 from $11,124,972 or 85.4% of sales in 1997. The increase in cost of goods sold was primarily attributable to increases in costs related to technicians, freight, inspection, merchandise repairs, customs duties and sample expenses.

One of the Companys customers has instituted new quality control procedures.
The customer now independently checks all of its suppliers finished goods for compliance with the specifications on its original purchase orders. Their quality control procedures result in costs spread over three different areas, inspection, quality control and merchandise repair costs. The customer is now passing those costs arising from those new procedures along to its suppliers and as a result this is impacting the costs associated with the production of goods for that customer.

The Company believes that there is an industry-wide shift to higher levels of quality control and the implementation of more detailed levels of regular and more thorough quality control checking procedures. The Company can not predict at this time to what extent the costs related to any change in customers quality control checking procedures, should they arise, might impact the Companys costs of production for those customers.

As is usual and customary when using a new factory, there is always a learning curve process which results in some impact on quality control. Those problems that occur during this process give rise to costs associated with the cost to correct those problems. The Company expects costs of quality control learning curve issues to arise whenever it enters a new factory. Accordingly, costs associated with new factories at the beginning of the production relationship normally result in merchandise repair costs to correct the early procedural learning process that results in some garments produced outside of specifications.

During the period the Company recorded what it believes to be non-recurring charges. These charges are directly related to the changing demand resulting from the devaluation of the dollar, material changes in weather patterns on the east coast and orders received later in the season than historically that impacted the period. As a result, the Company had to hire additional technicians at significant increased cost to manage the shifts required in production to, among other things, decrease the turnaround time. As a result of tight production and delivery schedules, the Company also had to utilize less cost-effective means of finished good transport relying more heavily on air freight forwarders compared to the preferred and normal mode of transportation, namely by ship.

The Company is currently working to manage the costs in all of the above-mentioned areas, technicians, air freight and order and production timing. The Company believes that the cost-cutting and working on improving efficiencies in these areas could result in some related charges through the next quarter or possibly two quarters. It believes any negative impact on the Company's financial performance could be offset by its continually increasing customer base and top-line sales growth.

GROSS PROFIT

Gross profit was $3,427,334 for 1998, an increase of $1,525,406 from $1,901,928 for 1997. The gross profit percentage was 13.9% in 1998, a decrease of 0.7% from 14.6% in 1997. The reasons for the decrease of the gross profit in the third quarter are explained in detail in the section above. The Company believes, notwithstanding the issues mentioned above that the deterioration of the gross profit, again, could possibly be offset by its penetration of the retail distribution channel where profit margins are traditionally higher than in the wholesale distribution channel. The wholesale distribution channel is where the Company currently conducts a substantial portion of its business. There can, however, be no guaranty that any decrease in the Companys profit margin will be offset by increases in the margins of goods sold to customers in the retail distribution channel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $1,486,676 or 6.0% of sales for 1998, an increase of $888,989 from $597,687 or 4.6% of sales for 1997. The increase in G&A expense levels was primarily attributable to increases in commission, salaries, professional fees, insurance, bank charges, rent, printing, promotion and marketing, depreciation, dues and subscriptions and factor charges.

INTEREST EXPENSE

Interest expense for 1998 was $70,162 compared to $50,501 for 1997. The increase in interest was primarily attributable to the increase in the utilization of lines of credit.

PROVISION FOR INCOME TAXES

The provision for income taxes was $760,000 and $506,871 for 1998 and 1997, respectively. The increase in the provision for income taxes for the 1998 was primarily attributable to increased earnings.

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

CAPITAL RESOURCES

Since its formation, the Company has financed its operations and met its capital requirements primarily in its initial stages of growth through cash flows from operations and within the last two years more from customer advances, from principals, credit facilities, bridge loans, a private placement and its IPO, although the Company of course continues to generate cash flow in its normal
course of business.   Due to the Companys high rate of growth, however, it has
been unable to internally generate sufficient working capital to finance that growth and as a result has had to more recently rely on other sources of capital. These sources of capital again, consist of credit facilities, favorable terms from suppliers and customer advances which have aided the Company in supplying the cash required to supplement the normal cash flow from operations.

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

INFLATION

As a direct result of deteriorating global financial markets, the Company expects the U.S. dollar to be adversely impacted over the short-term. All of the Company's transactions worldwide are conducted on a dollar-denominated basis which was intended to mitigate the possible impact of volatile currencies that may have arisen as a result of global corporations crowding emerging markets in search of growth. What has occurred more recently is that the dollar has weakened due to the financial crises in Asia and Russia.

The Company can not predict at this time the extent to which the continuing global financial crises will impact the Company, in either a minimally or materially adverse way. It is clear, however, that the Companys cost of goods could be adversely impacted in an economic environment where the weakening of the U.S. dollar would require the Company to spend more dollars to purchase goods now, compared to similar purchases that required correspondingly fewer dollars historically.

SEASONALITY

The Company's revenues and operating results have exhibited some degree of seasonality in past periods. Typically, the Company experiences its highest sales in the first and fourth quarters and its lowest sales in the second and third quarters. Due to the recent overall global and economic market conditions, it is possible that there could be some variability going forward compared to the historical seasonality of the Company, however, the Company believes that its higher sales quarters will continue to be the first and fourth quarters.

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

The Company, however, can not determine the extent to which its vendors and customers may or may not be affected by the year 2000 issue. The Company intends over the next 2 years to establish relationships with customers that may require the use of EDI (electronic data interchange) whereby all invoicing and payments will take place electronically over the internet through computers.
The Company believes that since these prospective customers already utilize EDI, that they either have in place now, or will have successfully taken whatever steps are necessary to solve the year 2000 issue. The Company can not currently assess the extent to which vendors and customers inability to become year 2000 compliant might impact the Company.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

Not applicable

USE OF PROCEEDS

USE OF PROCEEDS                                % of proceeds       Sub-Totals  Totals
                                               -------------       ----------  ------
GROSS PROCEEDS                                                                 $6,900,000
Less:  Underwriters discounts, commissions        10.0%              690,000
       Finders' fees                                                       -
       Underwriters expenses                       3.0%              207,000
       Payments to directors and officers          0.7%               49,376
                                               -----------------------------
           Total expenses                          13.7%                          946,376
                                                                               ----------
Net proceeds                                                                    5,953,624
USE OF PROCEEDS
       Construction of plan, building and                                  -
       facilities
       Purchase and installation of                4.7%              280,000
       machinery and equipment
       Purchases of real estate                                            -
       Acquisition of other business(es)                                   -
       Repayment of indebtedness                   9.7%              578,532
       Working capital                             15.2%             903,104
       Temporary investments                                               -
       Purchases of raw materials                  70.4%           4,191,988
                                               -----------------------------
           Total use of proceeds                  100.0%                        5,953,624
                                                                               ----------
REMAINING PROCEEDS                                                             $        0
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





Date:     October 15, 1998                   RETROSPETTIVA, INC.
                                             -----------------------
                                                  (Registrant)


                                             /s/ Michael D. Silberman
                                             --------------------------
                                             Michael D. Silberman
                                             Chief Financial Officer
                                             (Principal Accounting Officer)