Form 10QSB/A
period 1998-03-31
RETROSPETTIVA INC
filed 1998-11-23
CIK 1015383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                               RETROSPETTIVA, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       1998                 1997
                                                                                   ----------------------------------
CURRENT ASSETS
      Cash                                                                          $  2,582,870        $  1,569,905
      Accounts receivable, net, pledged                                                1,936,537           2,958,770
      Due from factor                                                                    533,670                   -
      Note receivable                                                                     94,622             115,210
      Note receivable, stockholder                                                       349,290             288,496
      Inventories, pledged                                                             7,181,666           6,389,896
      Advances to vendor                                                                  13,392                   -
      Advances for sales commissions                                                      55,000                   -
      Accrued interest receivable, stockholder                                            32,685              21,042
      Other                                                                               56,293              79,999
                                                                                   ----------------------------------
           Total Current Assets                                                       12,836,024          11,423,318
      PROPERTY AND EQUIPMENT, at cost, net                                               330,431             183,293
      DEFERRED TAX ASSETS                                                                 34,000              34,000
      OTHER ASSETS                                                                         4,850               4,610
                                                                                   ----------------------------------
                                                                                    $ 13,205,305        $ 11,645,221
                                                                                   ----------------------------------
                                                                                   ----------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable, trade                                                       $  3,156,618        $  2,881,620
      Line of credit                                                                     755,843              95,610
      Note payable                                                                       131,124             131,124
      Accrued expenses                                                                    52,392              66,140
      Due to factor                                                                      354,530                   -
      Accrued income taxes                                                               249,795             160,966
      Customer advances                                                                        -             137,385
                                                                                   ----------------------------------
           Total Current Liabilities                                                   4,700,301           3,472,845
                                                                                   ----------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - authorized 1,000,000 shares - none issued or outstanding
Common stock - authorized 15,000,000 shares, no par value; issued and
      outstanding 2,900,000 and 2,900,000 shares, respectively                         6,258,190           6,258,190
Additional paid-in capital                                                               230,000             230,000
Retained earnings                                                                      2,016,814           1,684,186
                                                                                   ----------------------------------
      Total Stockholders Equity                                                        8,505,004           8,172,376
                                                                                   ----------------------------------
                                                                                    $ 13,205,305        $ 11,645,221
                                                                                   ----------------------------------
                                                                                   ----------------------------------

                               RETROSPETTIVA, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      1997            1998
                                                  ----------------------------
SALES                                              $ 4,787,083    $ 8,186,856
SALES, related party                                   306,774
                                                  ----------------------------
       Total Sales                                   5,093,857      8,186,856

COST OF SALES                                        4,345,060      7,048,883

                                                  ----------------------------
GROSS PROFIT                                           748,797      1,137,973

OPERATING EXPENSES
       Selling expenses                                 47,788         98,918
       General and administrative                      140,264        505,646

                                                  ----------------------------
       Total Operating Expenses                        188,052        604,564

                                                  ----------------------------
INCOME FROM OPERATIONS                                 560,745        533,409

OTHER INCOME (EXPENSES)
       Interest income                                                 17,739
       Interest income, related party                                  11,642
       Interest expense                                (13,264)       (10,162)
                                                  ----------------------------
Net Other Income (Expenses)                            (13,264)        19,220

                                                  ----------------------------
INCOME BEFORE INCOME TAXES                             547,481        552,629

PROVISION FOR INCOME TAXES                             219,870        220,000
                                                  ----------------------------

NET INCOME                                         $   327,611    $   332,629
                                                  ----------------------------

NET INCOME PER SHARE, BASIC                        $      0.19    $      0.11
                                                  ----------------------------
                                                  ----------------------------

WEIGHTED AVERAGE NUMBERS OF SHARES
       OUTSTANDING, BASIC                            1,750,000      2,900,000
                                                  ----------------------------
                                                  ----------------------------

NET INCOME PER SHARE, DILUTED                      $      0.19    $      0.10
                                                  ----------------------------
                                                  ----------------------------

WEIGHTED AVERAGE NUMBER OF SHARES
       OUTSTANDING, DILUTED                          1,750,000      3,242,528
                                                  ----------------------------
                                                  ----------------------------

                               RETROSPETTIVA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      1997                   1998
                                                                                  ------------------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net income                                                                         $   327,611            $   332,629
    Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
       Depreciation and amortization                                                     4,407                 11,985
       Services provided to reduce note receivable                                      10,286
       Changes in:
           Accounts receivable                                                         291,083              1,022,233
           Accounts receivable, related party                                          584,707
           Due from factor                                                                   -               (533,670)
           Accrued interest receivable, shareholder                                          -                (11,643)
           Advances to vendor                                                                -                (13,392)
           Advances for sales commissiosn                                                    -                (55,000)
           Inventories                                                                 708,407               (791,770)
           Other                                                                       (16,738)                23,466
           Accounts payable and accrued expenses                                    (1,054,769)               261,249
           Accrued income taxes                                                        181,630                 88,830
           Customer advances                                                          (767,410)              (137,385)
                                                                                  ------------------------------------
                   Cash flows provided (used) by operating activities                  269,214                197,531
                                                                                  ------------------------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
    Purchase of fixed assets                                                                 -               (159,124)
    Payments on notes receivable                                                        44,593                 20,588
                                                                                  ------------------------------------
                   Cash flows provided (used) by investing activities                   44,593               (138,536)
                                                                                  ------------------------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
    Loans to stockholder                                                              (116,027)               (81,841)
    Payments from stockholder                                                                -                 21,047
    Collections on note receivable, stockholder                                         10,250
    Proceeds from line of credit                                                             -                660,234
    Due to factor                                                                            -                354,530
    Payments on note payable                                                           (32,580)
    Payments for deferred offering costs                                                72,399
    Proceeds from issuance of common stock                                             382,630
                                                                                  ------------------------------------
                   Cash flows provided (used) by financing activities                  316,672                953,970
                                                                                  ------------------------------------

NET INCREASE (DECREASE) IN CASH                                                        630,479              1,012,965
CASH IN BANK, beginning of period                                                      110,777              1,569,905
                                                                                  ------------------------------------
CASH IN BANK, end of period                                                        $   741,256            $ 2,582,870
                                                                                  ------------------------------------
                                                                                  ------------------------------------

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

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's statements;

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 1997           1998
                                            ---------------------------
Revenues                                        100.0%          100.0%
Cost of goods sold                               85.3%           86.1%
Gross profit                                     14.7%           13.9%
Selling, General and Administrative               3.7%            6.9%
Operating income                                 11.0%            7.0%




THREE MONTHS ENDED MARCH 31, 1998 ("1998") COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 ("1997")

"During the three months ended March 31, 1998, the Company erroneously duplicated recording certain inventory in the amount of $144,000, acquired via letter of credit. The Company used the gross profit method for determining quarterly ending inventory balances. Inventory balances are not adjusted during the month; only purchases and the corresponding payable are adjusted to record the acquisitions of materials. The amended Form 10-QSB reflects an adjustment to reduce accounts payable and inventory by $144,000. There was no effect on net income as a result of this adjustment. The inaccuracy originally reported in Form 10-QSB, was the result of the Company not having formal procedures for accounting for letter of credit activity.
The Company began to use letters of credit to finance inventory purchases during the three months ended March 31, 1998. To insure that this problem will not recur, the Company has adopted formal procedures for accounting for letters of credit and related inventory, and has assigned the responsibility for this accounting function to a member of senior management. Additionally, the Company reclassified advances to vendors of $108,000 against certain outstanding payables, upon obtaining information subsequent to March 31, 1998.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $604,564 or 7.4% of sales for 1998, an increase of $416,512 from $188,052 or 3.7% of sales for 1997. The increase in SG&A expense levels was primarily attributable to payments related to professional fees, officers salaries, travel expenses, license fees and dues (consisting primarily of the Company's NASDAQ membership fees).

INTEREST EXPENSE

Interest expense for 1998 was $10,162 compared to $13,264 for 1997. The decrease in interest was primarily attributable to the reduction in the utilization of existing financing vehicles.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

Not applicable

USE OF PROCEEDS


USE OF PROCEEDS                                    % of proceeds    Sub-Totals        Totals
                                                   -------------    ----------        ------
GROSS PROCEEDS                                                                        $6,900,000
Less:     Underwriters discounts, commissions         10.0%            690,000
          Finders' fees
                                                                             -
          Underwriters expenses                        3.0%            207,000

          Payments to directors and officers           0.7%             49,376
                                                 ------------------------------
              Total expenses                          13.7%                            946,376
                                                                               ------------------
Net proceeds                                                                           5,953,624
USE OF PROCEEDS
          Construction of plan, building and
          facilities                                                         -
          Purchase and installation of                 4.1%            280,000
          machinery and equipment
          Purchases of real estate
                                                                             -
          Acquisition of other business(es)
                                                                             -
          Repayment of indebtedness                    8.4%            578,532
          Working capital                              7.0%            483,104
          Temporary investments
                                                                             -
          Purchases of raw materials                  60.7%          4,191,988
                                                 ------------------------------
              Total use of proceeds                   80.2%                            5,533,624
                                                                               ------------------
REMAINING PROCEEDS                                                                $      420,000
                                                                               ------------------
                                                                               ------------------

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


Date:    November 16, 1998                 RETROSPETTIVA, INC.
                                           -------------------
                                              (Registrant)



                                           ------------------------------
                                           Hamid Vaghar
                                           Chief Financial Officer
                                           (Principal Accounting Officer)