Form 10QSB/A
period 1998-06-30
RETROSPETTIVA INC
filed 1998-11-23
CIK 1015383

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

                               RETROSPETTIVA, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                               JUNE 30,          DECEMBER 31,
                                                                                                 1998                1997
                                                                                           ------------------------------------
CURRENT ASSETS
      Cash                                                                                  $    1,775,634      $    1,569,905
      Accounts receivable, net, pledged                                                          1,799,194           2,958,770
      Due from factor                                                                              152,235                   -
      Note receivable                                                                               84,534             115,210
      Note receivable, stockholder                                                                 354,101             288,496
      Inventories, pledged                                                                       9,014,181           6,389,896
      Advances to vendor                                                                           350,000                   -
      Advances for sales commissions                                                                55,000                   -
      Accrued interest receivable, stockholder                                                      44,488              21,042
      Other                                                                                         72,129              79,999
                                                                                           ------------------------------------
           Total Current Assets                                                                 13,701,496          11,423,318
      PROPERTY AND EQUIPMENT, at cost, net                                                         515,855             183,293
      DEFERRED TAX ASSETS                                                                           34,000              34,000
      OTHER ASSETS                                                                                  79,854               4,610
                                                                                           ------------------------------------
                                                                                            $   14,331,205      $   11,645,221
                                                                                           ------------------------------------
                                                                                           ------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable, trade                                                               $    3,811,093      $    2,881,620
      Line of credit                                                                             1,151,314              95,610
      Note payable                                                                                 131,124             131,124
      Accrued expenses                                                                              17,824              66,140
      Due to factor                                                                                    737                   -
      Accrued income taxes                                                                         177,202             160,966
      Customer advances                                                                            250,000             137,385
                                                                                           ------------------------------------
           Total Current Liabilities                                                             5,539,294           3,472,845
                                                                                           ------------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - authorized 1,000,000 shares - none issued or outstanding
Common stock - authorized 15,000,000 shares, no par value; issued and
      outstanding 2,900,000 and 2,900,000 shares, respectively                                   6,258,190           6,258,190
Additional paid-in capital                                                                         230,000             230,000
Retained earnings                                                                                2,303,721           1,684,186
                                                                                           ------------------------------------
      Total Stockholders Equity                                                                  8,791,911           8,172,376
                                                                                           ------------------------------------
                                                                                            $   14,331,205      $   11,645,221
                                                                                           ------------------------------------
                                                                                           ------------------------------------

                               RETROSPETTIVA, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                              1997            1998            1997            1998
                                                          -------------------------------------------------------------
SALES                                                      $ 2,827,442     $ 6,591,137    $ 7,921,299      $ 14,777,993
                                                                     -
COST OF SALES                                                2,413,271       5,661,787      6,758,331        12,710,669

                                                          --------------------------------------------------------------
GROSS PROFIT                                                   414,171         929,350      1,162,968         2,067,323

OPERATING EXPENSES
      Selling expenses                                          46,780          95,419         94,568           194,337
      General and administrative                                78,677         265,553        218,941           771,199

                                                          --------------------------------------------------------------
      Total Operating Expenses                                 125,457         360,972        313,509           965,536

                                                          --------------------------------------------------------------
INCOME FROM OPERATIONS                                         288,714         568,378        849,459         1,101,787

OTHER INCOME (EXPENSES)
      Interest income                                            4,477          24,594          4,477            42,333
      Interest income, related party                                 -          11,803              -            23,446
      Interest expense                                         (10,520)        (27,869)       (23,784)          (38,031)
                                                          --------------------------------------------------------------
Net Other Income (Expenses)                                     (6,043)          8,528        (19,307)           27,748

                                                          --------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                     282,671         576,906        830,152         1,129,535

PROVISION FOR INCOME TAXES                                     113,000         290,000        332,870           510,000
                                                          --------------------------------------------------------------

NET INCOME                                                 $   169,671     $   286,906    $   497,282      $    619,535
                                                          --------------------------------------------------------------
                                                          --------------------------------------------------------------

NET INCOME PER SHARE, BASIC                                $      0.10     $      0.10    $      0.28      $       0.21
                                                          --------------------------------------------------------------
                                                          --------------------------------------------------------------

WEIGHTED AVERAGE NUMBERS OF SHARES
      OUTSTANDING, BASIC                                     1,750,000       2,900,000      1,750,000         2,900,000
                                                          --------------------------------------------------------------
                                                          --------------------------------------------------------------

NET INCOME PER SHARE, DILUTED                              $      0.10     $      0.09    $      0.28      $       0.19
                                                          --------------------------------------------------------------
                                                          --------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES
      OUTSTANDING, DILUTED                                   1,750,000       3,183,456      1,750,000         3,183,456
                                                          --------------------------------------------------------------
                                                          --------------------------------------------------------------


                               RETROSPETTIVA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                       1997                   1998
                                                                                  ------------------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net income                                                                         $   497,282            $   619,535
    Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
       Depreciation and amortization                                                     8,831                 30,888
       Services provided to reduce note receivable                                      57,087                 30,675
       Utilization of deferred offering costs                                         (181,183)
       Changes in:                                                                           -
           Accounts receivable                                                         750,144              1,170,380
           Due from factor                                                                   -               (152,235)
           Prepaid license fees                                                              -                 26,000
           Accounts receivable Mfg. Agent                                                                     103,330
           Accounts receivable Partnership                                                                   (160,989)
           Prepaid expenses                                                                  -                  5,024
           Accrued interest receivable, shareholder                                          -                (23,446)
           Advances to vendor                                                                -               (350,000)
           Advances for sales commissions                                                    -                (55,000)
           Inventories                                                                (612,366)            (2,624,286)
           Other                                                                       (19,568)               (51,544)
           Accounts payable and accrued expenses                                      (475,814)               324,822
           Accrued income taxes                                                        296,764                 16,237
           License fee payable                                                                                 17,335
           Letters of credit payable                                                                          539,000
           Customer advances                                                          (392,428)               112,615
                                                                                  ------------------------------------
                   Cash flows provided (used) by operating activities                  (71,251)              (421,659)
                                                                                  ------------------------------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
    Purchase of fixed assets                                                            (4,609)              (363,449)
                                                                                  ------------------------------------
                   Cash flows provided (used) by investing activities                   (4,609)              (363,449)
                                                                                  ------------------------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
    Loans to stockholder                                                              (230,500)              (105,466)
    Collections on note receivable, stockholder                                         27,406                 39,862
    Proceeds from line of credit                                                             -              1,055,704
    Due to factor                                                                            -                    737
    Payments on note payable                                                           (92,580)
    Payments for deferred offering costs                                               (13,151)
    Proceeds from issuance of common stock                                             563,813
                                                                                  ------------------------------------
                   Cash flows provided (used) by financing activities                  254,988                990,837
                                                                                  ------------------------------------

NET INCREASE (DECREASE) IN CASH                                                        179,128                205,729
CASH IN BANK, beginning of period                                                      110,777              1,569,905
                                                                                  ------------------------------------
CASH IN BANK, end of period                                                        $   289,905            $ 1,775,634
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

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's statements;

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                               JUNE 30,              JUNE 30,
                                          1997          1998      1997       1998
                                        -------------------------------------------
Revenues                                 100.0%        100.0%    100.0%     100.0%
Cost of goods sold                        85.4%         85.9%     85.3%      86.0%
Gross profit                              14.7%         14.1%     14.7%      14.0%
Selling, General and Administrative        4.4%          5.5%      4.0%       6.3%
Operating income                          10.2%          8.6%     10.7%       7.7%



SIX MONTHS ENDED JUNE 30, 1998 ("1998") COMPARED TO SIX MONTHS ENDED JUNE 30, 1997 ("1997")

"During May of 1998, the Company noted that accounts payable were overstated as a result of the duplication in recording certain material purchases during the three months ended March 31, 1998. The Company deleted the duplication, effectively reducing cost of goods sold by $144,000. Consequently, income from operations as originally reported in the form 10-QSB for the six months ended June 30, 1998 was overstated by $144,000. The amended form 10-QSB reflects an adjustment to increase cost of goods sold and decrease inventory by $144,000 thereby reducing gross profit and income from operations by $144,000. The Company also reclassified $42,000 of operating expenses to interest expense. The amended form 10-QSB also reflects an adjustment to reduce accounts payable and inventory by $430,000, in connection with the Company erroneously duplicating the recording certain inventory, acquired by letter of credit. There is no effect on income from operations as a result of this adjustment. The Company uses the gross profit method for determining quarterly ending inventory balances. Inventory balances are not adjusted during the month; only purchases and the corresponding payable are adjusted to record the acquisitions of materials. The inaccuracies originally reported in Form 10-QSB, were the result of the Company not having formal procedurees for accounting for letter of credit activity. The Company began to use letters of credit to finance inventory purchases during the three months ended March 31, 1998. To insure that this problem will not recur, the Company has adopted formal procedures for the accounting for letters of credit and related inventory, and has assigned the responsibility for this accounting function to a member of senior management. Additionally, the Company reclassified certain immaterial amounts from other assets to notes receivable."

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

COST OF GOODS SOLD

Cost of goods sold in 1998 was $12,710,670 or 86.0% of sales, an increase of $5,952,338 from $6,758,331 or 85.3% of sales in 1997. The increase in cost of goods sold was primarily attributable to the increase in sales.

GROSS PROFIT

Gross profit was $2,067,323 for 1998, an increase of $904,355 from $1,162,968 for 1997. The gross profit percentage was 14.0% in 1998, a decrease from 14.7% in 1997. The decrease in the gross profit percentage was primarily attributable to increases in purchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $965,536 or 6.5% of sales for 1998, an increase of $652,027 from $313,509 or 4.0% of sales for 1997. The increase in SG&A expense levels was primarily attributable to payments related to professional fees, salaries, travel expenses, license fees and dues (consisting primarily of the Company's NASDAQ membership fees) and promotion and marketing and depreciation.

INTEREST EXPENSE

Interest expense for 1998 was $38,031 compared to $23,784 for 1997. The increase in interest was primarily attributable to the increase in the utilization of lines of credit.

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


Date:    November 16, 1998               RETROSPETTIVA, INC.
                                         -------------------
                                             (Registrant)



                                         ------------------------
                                         Hamid Vaghar
                                         Chief Financial Officer
                                         (Principal Accounting Officer)