Form 10QSB/A
period 1998-09-30
RETROSPETTIVA INC
filed 1998-11-23
CIK 1015383

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

                               RETROSPETTIVA, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                       September 30,       December 31,
                                                                                          1998                1997
                                                                                      ----------------------------------
CURRENT ASSETS
      Cash                                                                             $  1,379,929        $  1,569,905
      Accounts receivable, net, pledged                                                   3,348,779           2,958,770
      Due from factor                                                                     1,035,316                   -
      Note receivable                                                                        99,809             115,210
      Note receivable, stockholder                                                          377,999             288,496
      Inventories, pledged                                                                6,548,906           6,389,896
      Advances to vendor                                                                    350,000                   -
      Insurance receivable                                                                    6,708                   -
      Accrued interest receivable, stockholder                                               57,088              21,042
      Prepaid expense                                                                        19,367                   -
      Other                                                                                  14,301              79,999
                                                                                      ----------------------------------
           Total Current Assets                                                          13,238,202          11,423,318
      PROPERTY AND EQUIPMENT, at cost, net                                                  630,996             183,293
      DEFERRED TAX ASSETS                                                                    34,000              34,000
      OTHER ASSETS                                                                                -               4,610
                                                                                      ----------------------------------
                                                                                       $ 13,903,198        $ 11,645,221
                                                                                      ----------------------------------
                                                                                      ----------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable, trade                                                          $  2,940,373        $  2,881,620
      Line of credit                                                                      1,348,242              95,610
      Note payable                                                                           26,580             131,124
      Accrued expenses                                                                       27,042              66,140
      Accounts payable, license fee                                                          34,668
      Accrued income taxes                                                                  271,260             160,966
      Customer advances                                                                     250,000             137,385
                                                                                      ----------------------------------
           Total Current Liabilities                                                      4,898,165           3,472,845
                                                                                      ----------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - authorized 1,000,000 shares - none issued or outstanding
Common stock - authorized 15,000,000 shares, no par value; issued and
      outstanding 2,900,000 and 2,900,000 shares, respectively                            6,258,190           6,258,190
Additional paid-in capital                                                                  230,000             230,000
Retained earnings                                                                         2,516,843           1,684,186
                                                                                      ----------------------------------
      Total Stockholders Equity                                                           9,005,033           8,172,376
                                                                                      ----------------------------------
                                                                                       $ 13,903,198        $ 11,645,221
                                                                                      ----------------------------------
                                                                                      ----------------------------------

                               RETROSPETTIVA, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                             1997            1998            1997             1998
                                                        --------------------------------------------------------------
SALES                                                    $ 5,105,601    $ 9,941,330     $ 13,026,900     $ 24,719,323
                                                                 -
COST OF SALES                                              4,366,641      8,961,476       11,124,972       21,672,145

                                                        --------------------------------------------------------------
GROSS PROFIT                                                 738,960        979,854        1,901,928        3,047,178

OPERATING EXPENSES
       Selling expenses                                       78,167        208,615          172,735          402,952
       General and administrative                            206,011        312,411          424,952        1,083,610

                                                        --------------------------------------------------------------
       Total Operating Expenses                              284,178        521,026          597,687        1,486,562

                                                        --------------------------------------------------------------
INCOME FROM OPERATIONS                                       454,782        458,828        1,304,241        1,560,616

OTHER INCOME (EXPENSES)
       Interest income                                         3,677         36,539            8,154           78,872
       Interest income, related party                            -              -                -             23,446
       Interest expense                                      (26,717)       (32,246)         (50,501)         (70,277)
                                                        --------------------------------------------------------------

Net Other Income (Expenses)                                  (23,040)         4,293          (42,347)          32,041

                                                        --------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   431,742        463,121        1,261,894        1,592,657

PROVISION FOR INCOME TAXES                                   174,001        185,250          506,871          695,250
                                                        --------------------------------------------------------------

NET INCOME                                               $   257,741    $   277,871     $    755,023     $    897,407
                                                        --------------------------------------------------------------
                                                        --------------------------------------------------------------

NET INCOME PER SHARE, BASIC                              $      0.14    $      0.10     $       0.43     $       0.31
                                                        --------------------------------------------------------------
                                                        --------------------------------------------------------------

WEIGHTED AVERAGE NUMBERS OF SHARES
       OUTSTANDING, BASIC                                  1,826,087      2,900,000        1,775,641        2,900,000
                                                        --------------------------------------------------------------
                                                        --------------------------------------------------------------

NET INCOME PER SHARE, DILUTED                            $      0.13    $      0.09     $       0.42     $       0.28
                                                        --------------------------------------------------------------
                                                        --------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES
       OUTSTANDING, DILUTED                                1,917,314      3,141,359        1,806,112        3,174,317
                                                        --------------------------------------------------------------
                                                        --------------------------------------------------------------

                               RETROSPETTIVA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       1997                    1998
                                                                                  ---------------------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net income                                                                         $     394,638           $     832,657
    Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
       Depreciation and amortization                                                       8,581                  52,577
       Stock issued for compensation                                                      34,000
       Deferred income taxes                                                              23,000
       Stock issued for loan                                                             100,000
       Changes in:                                                                           -                       -
           Accounts receivable                                                          (197,507)               (332,351)
           Due from factor                                                                   -                (1,027,947)
           Prepaid license fees                                                              -                    30,333
           Accounts receivable Mfg. Agent                                                    -                   103,330
           Accounts receivable Partnership                                                   -                  (160,989)
           Prepaid expenses                                                                  -                     5,024
           Insurance receivable                                                              -                    (6,708)
           Accrued interest receivable, shareholder                                          -                   (36,045)
           Advances to vendor                                                                -                  (350,000)
           Inventories                                                                   846,888                (159,010)
           Other                                                                             -                    (9,690)
           Accounts payable and accrued expenses                                      (1,481,727)                 19,654
           Accrued income taxes                                                          216,982                 110,294
           License fee payable                                                                                    34,668
           Customer advances                                                             200,000                 112,615
                                                                                  ---------------------------------------
                   Cash flows provided (used) by operating activities                    144,855                (781,588)
                                                                                  ---------------------------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
    Note receivable                                                                            0                  40,675
    Purchase of fixed assets                                                              (4,836)               (500,279)
                                                                                  ---------------------------------------
                   Cash flows provided (used) by investing activities                     (4,836)               (459,604)
                                                                                  ---------------------------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
    Loans to stockholder                                                                     -                   (89,503)
    Proceeds from note payable, stockholder                                              149,319
    Payments on note payable, stockholder                                               (245,141)
    Proceeds from notes payable, bridge loans                                            250,000
    Proceeds from line of credit                                                             -                   (95,610)
    Payments on line of credit                                                                                 1,348,242
    Due to factor                                                                            -                    (7,369)
    Payments on note payable                                                              (9,725)               (104,544)
    Payments for deferred offering costs                                                (101,186)                      -
                                                                                  ---------------------------------------
                   Cash flows provided (used) by financing activities                     43,267               1,051,216
                                                                                  ---------------------------------------

NET INCREASE (DECREASE) IN CASH                                                          183,286                (189,976)
CASH IN BANK, beginning of period                                                         38,297               1,569,905
                                                                                  ---------------------------------------
CASH IN BANK, end of period                                                        $     221,583           $   1,379,929
                                                                                  ---------------------------------------
                                                                                  ---------------------------------------

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

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's statements;

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                               1997       1998
                                             -------------------
Revenues                                      100.0%     100.0%
Cost of goods sold                             85.4%      87.7%
Gross profit                                   14.6%      12.3%
Selling, General and Administrative             4.6%       6.0%
Operating income                               10.0%       6.3%


NINE MONTHS ENDED SEPTEMBER 30, 1998 ("1998") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 ("1997")

"During August of 1998, the Company noted that accounts payable were overstated as a result of the duplication in recording certain material purchases during the six months ended June 30, 1998. The Company deleted the duplication, effectively reducing cost of goods sold by $574,000. Consequently, income as originally reported in the form 10-QSB for the nine months ended September 30, 1998 was overstated by $574,000. The amended form 10-QSB reflects an adjustment to increase cost of goods sold and decrease inventory by $574,000 thereby reducing gross profit and income from operations by $574,000. Prior to the three months ended September 30, 1998, the Company used the gross profit method for determining quarterly ending inventory balances. The Company took a physical inventory as of September 30, 1998, and the Company is currently in the process of implementing a perpetual inventory system. An adjustment to increase inventory and decrease cost of goods sold by $194,000 is reflected in the Form 10-QSB, thereby increasing gross profit and income from operations by $194,000. These inaccuracies, resulting in a net overstatement of income from operations of $380,000, were the result of the Company not having formal procedures for accounting for letter of credit activity. The Company began to use letters of credit to finance inventory purchases during the three months ended March 31, 1998. To insure that this problem will not recur, the Company has adopted formal procedures for the accounting for letters of credit and related inventory, and has assigned the responsibility for this accounting function to a member of senior management."

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

COST OF GOODS SOLD

Cost of goods sold in 1998 was $21,672,145 or 87.7% of sales, an increase of $10,547,173 from $11,124,972 or 85.4% of sales in 1997. The increase in cost of goods sold was primarily attributable to increases in costs related to technicians, freight, inspection, merchandise repairs, customs duties and sample expenses.

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

GROSS PROFIT

Gross profit was $3,047,178 for 1998, an increase of $1,145,250 from $1,901,928 for 1997. The gross profit percentage was 12.35% in 1998, a decrease of 2.3% from 14.6% in 1997. The reasons for the decrease of the gross profit in the third quarter are explained in detail in the section above. The Company believes, notwithstanding the issues mentioned above that the deterioration of the gross profit, again, could possibly be offset by its penetration of the retail distribution channel where profit margins are traditionally higher than in the wholesale distribution channel. The wholesale distribution channel is where the Company currently conducts a substantial portion of its business. There can, however, be no guaranty that any decrease in the Companys profit margin will be offset by increases in the margins of goods sold to customers in the retail distribution channel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $1,486,562 or 6.0% of sales for 1998, an increase of $888,875 from $597,687 or 4.6% of sales for 1997. The increase in G&A expense levels was primarily attributable to increases in commission, salaries, professional fees, insurance, bank charges, rent, printing, promotion and marketing, depreciation, dues and subscriptions and factor charges.

INTEREST EXPENSE

Interest expense for 1998 was $70,277 compared to $50,501 for 1997. The increase in interest was primarily attributable to the increase in the utilization of lines of credit.

PROVISION FOR INCOME TAXES

The provision for income taxes was $695,250 and $506,871 for 1998 and 1997, respectively. The increase in the provision for income taxes for the 1998 was primarily attributable to increased earnings.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

Not applicable

USE OF PROCEEDS


USE OF PROCEEDS                                    % of proceeds   Sub-Totals         Totals
                                                   -------------   ----------         ------
GROSS PROCEEDS                                                                        $6,900,000
Less:     Underwriters discounts, commissions         10.0%            690,000
          Finders' fees
                                                                             -
          Underwriters expenses                        3.0%            207,000

          Payments to directors and officers           0.7%             49,376
                                                 ------------------------------
              Total expenses                          13.7%                              946,376
                                                                               ------------------
Net proceeds                                                                           5,953,624
USE OF PROCEEDS
          Construction of plan, building and
          facilities                                                         -
          Purchase and installation of                 4.7%            280,000
          machinery and equipment
          Purchases of real estate
                                                                             -
          Acquisition of other business(es)
                                                                             -
          Repayment of indebtedness                    9.7%            578,532
          Working capital                             15.2%            903,104
          Temporary investments
                                                                             -
          Purchases of raw materials                  70.4%          4,191,988
                                                 ------------------------------
              Total use of proceeds                  100.0%                            5,953,624
                                                                               ------------------
REMAINING PROCEEDS
                                                                                      $        0
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





Date:    November 16, 1998             RETROSPETTIVA, INC.
                                       -------------------
                                          (Registrant)


                                       -------------------------------
                                       Hamid Vaghar
                                       Chief Financial Officer
                                       (Principal Accounting Officer)