Form 10KSB40
period 1998-12-31
RETROSPETTIVA INC
filed 1999-03-31
CIK 1015383

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal year ended December 31, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              the transition period from __________ to ___________

                        Commission file number: 333-29295

                               RETROSPETTIVA, INC.
                 (Name of small business issuer in its charter)

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
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

   No Par Value Common Stock        Redeemable Common Stock Purchase Warrants
  --------------------------        -----------------------------------------
      Title of Class                              Title of Class

Check whether the issue (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $27,534,536.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 9, 1999, 2,985,000 shares of the Registrant's no par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates based on that days market close of $3.063 was approximately $9,143,055.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes  [ X ]    No  [   ]

Transitional Small Business Disclosure Format:  Yes  [  ]   No  [ X ]

                                TABLE OF CONTENTS

PART I                                                                                                    PAGE
                                                                                                          ----
                      Item 1     Description of Business                                                     3

                      Item 2     Description of Property                                                     7

                      Item 3     Legal Proceedings                                                           7

                      Item 4     Submission of Matters to a Vote of Security Holders                         8

PART II

                      Item 5     Market for Common Equity and Related Stockholder Matters                    9

                      Item 6     Management's Discussion and Analysis or Plan of Operation                  10

                      Item 7     Financial Statements                                                       15

                      Item 8     Changes in and Disagreements with Accountants on Accounting and            16
                                 Financial Disclosure

PART III

                      Item  9    Directors, Executive Officers, Promoters and Control Persons;              17
                                 Compliance with section 16(a) of the exchange act

                      Item 10    Executive Compensation                                                     19

                      Item 11    Security Ownership of Certain Beneficial Owners and Management             21

                      Item 12    Certain Relationships                                                      22


PART IV

                      Item 13    Exhibits and Reports on Form 8-K                                           23


SIGNATURES                                                                                                  24

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

The Company was organized in November 1990 initially to manufacture and import textile products from Italy including finished garments and fabrics. By 1993, the Company was purchasing fabrics from firms and factories around the world and contracting for the manufacture of finished garments in Macedonia for importation into the United States.

The Company contracts for the manufacture of a variety of garments, primarily basic women's sportswear which includes suits, skirts, blouses, blazers, pants, shorts, vests and dresses, using assorted fabrics including rayons, linens, cotton and wool. The Company arranges for the manufacture of garments for customers under private labels selected by its customers. It markets its products exclusively in the United States directly to large wholesalers, national retailers and buying organizations, and directly to women's chain clothing stores, boutiques and catalogues.

Substantially most of the Company's garments are sold on a "package" basis pursuant to which the Company markets at fixed prices finished garments to the customer's specifications and quantity requirements, arranges for production of the garments and delivers the garments directly to the customer at the port of entry. In its marketing, the Company emphasizes these package arrangements and what it believes to be the better quality and lower prices of garments produced by skilled Macedonian workers as compared to lower paid workers in certain other regions.

As a package provider, the Company sources and purchases fabrics and trims, arranges for cutting and sewing, and coordinates any other services required to provide a completed garment. The Company manufactures its finished products only upon receipt of purchase orders from its wholesale and retail customers, which the Company believes minimizes the marketing and fashion risk generally associated with the apparel industry. Fabrics and trims are purchased from suppliers in China, India, Russia, Romania, Italy and the United States. After dying the fabric, if necessary, the fabric and trim are shipped to factories selected by the Company (primarily located in Macedonia) where they are manufactured into completed garments under the Company's management and quality control guidance. The finished products are then shipped directly to New York City where the Company's customers claim the goods either at the port in New York City or at a consolidating warehouse in Astoria, New York.

NATO action against Yugoslavia may cause an escalation of the conflict into Macedonia where the Company manufactures substantially all of its garments. Any such escalation could adversely affect the Company's ability to manufacture and deliver garments to its customers.

In September 1997, the Company completed an initial public offering ("IPO") of its securities pursuant to which the Company sold 575,000 units for $12.00 per unit, each unit consisting of two shares of no par value common stock and one warrant exercisable at $7.50 expiring five years from the date of the IPO. Net proceeds to the Company were $6,104,190.

STRATEGY

The Company intends to continue to offer better quality, popular priced women's apparel in a wide variety of styles, patterns, colors and fabrics. The Company's business strategy is as follows:

MAINTAIN FOCUS ON THE COMPANY'S CORE BUSINESS. The Company plans to continue to contract for the manufacture and market basic women's sportswear on a package basis. This strategy emphasizes concentrating on `cut-to-order' business where the customer provides the specifications and design of the garments which have historically been less fashion oriented. The

Company believes that by avoiding the production of trendier fashion apparel ordered by customers it will be able to reduce costs commonly associated in the industry with discounts, returns and allowances. Consistent with this strategy, the Company will focus on the sale of private label apparel using the brand names ordered by its customers. The Company, however, will continue to evaluate the marketplace in an effort to assess its current market strategies and manage those strategies to remain responsive to market demand.

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

The Company constantly looks at other parts of the world to explore new opportunities for quality affordable manufacturing.

EXPAND DISTRIBUTION CHANNELS AND PRODUCT LINES. The Company plans to continue to expand to new geographic markets within the United States for its existing products while expanding its existing product lines within the basic women's sportswear market.

PRODUCTS

The Company offers to its customers a variety of women's sportswear. Its apparel includes 228 styles manufactured in rayon and linen mixes, 41 styles manufactured in linen and cotton mixes, 35 styles manufactured in all cotton, 69 styles manufactured in wool and 31 styles manufactured in other materials. The Company's garments are moderately priced ranging at retail from $12.99 to $49.99 and are marketed by the Company's customers and the Company to working women.

MARKETING

The Company arranges for the manufacture of garments for customers under private labels selected by its customers. It markets its products exclusively in the United States directly to large wholesalers, directly and indirectly to national retailers and buying organizations, directly to women's chain clothing stores and catalogues and to retail stores.

Marketing is conducted through three in-house salespersons that call directly upon customers, as well as outside sales associates, through customer referrals and through the efforts of the Company's executive officers. The Company also maintains a sales office in New York.

The Company's customers include United States retailers and wholesalers as described above. The Company's customers for the year ended December 31, 1998 included three that accounted for more than 10% of sales (David N at 34%, V.S. Sports at 30% and Koret 17% or a total of 81%). A loss of any of these customers would have a material adverse effect on the Company's results of operations.

MANUFACTURING AND SUPPLIERS

The Company arranges for the manufacture of garments based on the fabric, design, styling and quality specifications of individual customer orders. The Company does not own or operate any manufacturing facilities. It obtains its products from manufacturers in Macedonia who contract with the Company to manufacture specific items of apparel in predetermined amounts and for agreed upon unit prices. The Company contracts for the purchase of fabric and the manufacture and sewing of its products with Yucan Trade International ("Yucan") a manufacturing agent.

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

The Company has retained Yucan as its manufacturing agent in Macedonia. Yucan is responsible for selecting the factories that will manufacture the Company's finished goods, to oversee this production and to warehouse and arrange for shipping the finished goods to the Company in the United States. Yucan is paid a fee that ranges from $0.15 to $0.50 per garment manufactured. Although Yucan is currently responsible for the manufacture, warehousing and shipping of all of the Company's finished goods, the Company believes that there are other manufacturing agents in Macedonia which the Company could retain for the same purpose on substantially similar terms. The Company does not have written contracts with Yucan or any of its suppliers or contractors. Although the loss of certain suppliers or contractors (including Yucan) could have a significant material adverse effect on the Company's operating results, the Company believes it would be able to replace such suppliers and contractors within a reasonable amount of time if required to do so.

The Company delivers finished goods directly from its manufacturing agent to its customers at the port of entry in New York City or at the Company's consolidating warehouse in Astoria, New York or ships from the warehouse to the customers' warehouses. Since the Company assumes the risk of loss when the finished goods leave its manufacturer, the goods are insured until delivery is made to the customer.

For the year ended December 31, 1998, Newbel Inc. ("Newbel") and Yucan accounted for 22% and 28% respectively, of the Company's total fabric and finished goods purchases.

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

CREDIT POLICY AND CREDIT CONTROL

Prior to accepting a purchase order and purchasing fabric and components, the Company investigates the customer's credit history through traditional credit reporting services, through asset-based lenders of the customer and through other contract partners of the customer. The Company sometimes obtains a deposit or advance payment before purchasing fabric or commencing garment production for the customer.

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

In December 1997, the Company entered into a factoring agreement with a New York based Factoring Company to factor its accounts receivable. The Company will receive up to 80% of the receivables at the time of factoring. This is a non-recourse factoring agreement and the Company assigns the responsibility of the factored receivables to the Factor, except in cases of charge backs due to quality.

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

EMPLOYEES

As of December 31, 1998, the Company employed 17 individuals in Los Angeles, California, New York, New York and Macedonia including but not limited to its four executive officers, three inventory management and order control personnel, three administrative personnel and four quality control workers.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 2,200 square feet for its executive and administrative offices at 8825 West Olympic Boulevard, Beverly Hills, California 90211 at $2,341 per month pursuant to a lease expiring December 31, 2000. At the present time, the Company's current facility provides adequate space to conduct its operations.

The Company subleases 2,000 square feet of office and showroom facilities at 1359 Broadway, Suite 2102, New York, New York 10018, on a month to month basis at $2,575 per month. The Company subleases two small New York apartments for use by its employees traveling from Los Angeles, California and Macedonia to New York City.

The Company leases approximately 16,500 square feet for its New York warehouse at 4-05 26th Avenue, Astoria, New York at $6,875 per month.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to litigation and claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, capital resources, liquidity or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND USE OF
         PROCEEDS

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the calendar year ended December 31, 1998.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock has been traded on the NASDAQ National Market System ("NASDAQ NMS") under the symbol "RTRO" since September 24, 1997. On March 18, 1999, the closing bid price for the Company's common stock was $3.09 per share. The following table sets forth for the quarters indicated, the range of high and low bid prices of the Company's common stock as reported by NASDAQ.


BY QUARTER ENDED:                                                      COMMON STOCK
                                                                     HIGH        LOW
                                                                     -----      ----
Calendar 1997

          September 30, 1997....................................     $7.25      $6.63

          December 31, 1997.....................................     $7.25      $5.75

Calendar 1998

          March 31, 1998........................................     $7.81      $5.50

          June 30, 1998 ........................................     $6.88      $5.50

          September 30, 1998 ...................................     $6.19      $1.63

          December 31, 1998  ...................................     $4.19      $1.53

Calendar 1999
          March 31, 1999 (Through  March 18,1999)..............      $4.88      $3.06

The above quotations were reported by NASDAQ and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

HOLDERS

The approximate number of the Company's record and beneficial stockholders as of March 18, 1999 was 850.

DIVIDENDS

The Company has not paid any dividends on its common stock since inception and does not plan to pay dividends in the foreseeable future. The Company anticipates that any future earnings will be retained to finance growth.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is incorporating this statement into this report in order to do so. This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations of beliefs concerning future events that involve risks and uncertainties.

All statements (other than statements of historical facts) included in the Company's SEC filings, including its Proxy Statements and this Report may include forward-looking statements that are subject to risks and uncertainty that may cause actual results to differ materially.

Such forward-looking statements that may be contained in this Report could include in particular statements concerning business back-logs, operating efficiencies and capacities, capital spending, and other expenses. Other factors that could also cause actual results to differ materially include dependence upon unaffiliated manufacturers and fabric suppliers, dependence on certain customers, foreign operations, competition, risks associated with significant growth, uncertainties in the apparel industry, general economic conditions, seasonality, political instability, inflation and monetary fluctuations, import and other charges or taxes, changes in laws and regulations, other activities of governments, agencies and similar organizations, trade restrictions or prohibitions, concentration of accounts receivable, possible fluctuations in operating results, effects of changes within the Company's organization or in compensation and benefit plans, the amount, type and cost of the Company's financing and any changes to that financing, the amount, and rate of growth in, the Company's selling, general and administrative expenses, changes in accounting policies and practices and the application of such policies and practices and nationalizations and unstable governments and legal systems and intergovernmental disputes. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Report to the extent that the Company is currently aware of them. There may be additional factors that could arise that are not listed above that could also result in having a material adverse impact on the Company's liquidity, capital resources and results of operations.

OVERVIEW

The Company contracts for the manufacture of a variety of garments, primarily basic women's sportswear which includes skirts, blouses, blazers, pants, shorts, vests and dresses, using assorted fabrics including rayons, linens, cotton and wool. The Company arranges for the manufacture of garments for customers under private labels selected by its customers. It markets its products exclusively in the United States directly to large wholesalers, directly and indirectly to national retailers and buying organizations, and directly to women's chain clothing stores and catalogues.

Substantially most of the Company's garments are sold on a "package" basis pursuant to which the Company markets at fixed prices finished garments to the customer's specifications and quantity requirements, arranges for production of the garments and delivers the garments directly to the customer at the port of entry. In its marketing, the Company emphasizes these package arrangements and what it believes to be the better quality and lower prices of garments produced by skilled Macedonian workers as compared to lower paid workers in certain other regions. See Item 1.

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

Fabrics and trims are purchased from suppliers in China, India, Russia, Romania, Italy and the United States. After dying the fabric, if necessary, the fabric and trim are shipped to factories selected by the Company (primarily located in Macedonia) where they are manufactured into completed garments under the Company's management and quality control guidance. The finished products are then shipped directly to New York City where the Company's customers claim the goods either at the port in New York City or at a consolidating warehouse in Astoria, New York or the Company arranges for direct shipping of goods to retailers.

The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 1998, 1997 and 1996. This discussion should be read in conjunction with the Company's financial statements, the notes related thereto, and the other financial data included elsewhere in this filing.

RESULTS OF OPERATIONS


                                                        YEAR ENDED DECEMBER 31,
NOTE: ALL FIGURES IN PERCENTAGES
EXCEPT EARNINGS PER SHARE                     1998             1997             1996
                                            ----------------------------------------
Net sales                                     100%            100.0%           100.0%
Cost of goods sold                            87.1              85.8             85.3
Gross profit                                  12.9              14.2             14.7
Selling, general and admin. Exp.               7.6               4.6              5.6
Interest expense                              0.39              0.02              0.5
Net income                                     3.0               5.8              5.1
Earnings per share                          $ 0.28          $   0.55         $   0.37


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, AND 1997 (THE "1998 YEAR" AND "1997 YEAR", RESPECTIVELY.)

SALES

Sales for the 1998 Year were $27,534,536 which represented an increase of $7,809,785 or 39.6% over the 1997 Year net sales of $19,724,751. The increase in sales was primarily attributable to the increase in the volume of business ordered by existing customers and new customers.

The Company intends to continue to evaluate its strategies to remain competitively responsive to the market. The Company may in the future elect to adopt different market strategies including but not limited to start manufacturing under it's own labels.It is one of the Company's strategies to continue to simultaneously increase productive capacity to meet the growth in orders and to create a more diverse and less concentrated portfolio of business. This strategy is designed to reduce the extent of impact, which could be material and adverse, that the loss of any one or more customers might have on the Company's overall results of operations and capital resources. The Company currently can not assess the extent to which this strategy will be successful.

GROSS PROFIT

Gross profit was $3,542,630 for the 1998 Year, an increase of $742,444 from $2,800,186 for the 1997 Year. The gross profit percentage was 12.9% in the 1998 Year, a decrease from 14.2% in the 1997 Year. The decrease in gross profit was primarily attributable to increased cost of freight forwarding as a result of air freight costs, an increase in costs related to technicians, inspection, merchandise repairs, warehouse expenses and sample expenses

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $2,099,884 or 7.6% of sales for the 1998 Year, an increase of $1,190,629 from $909,255 or 4.6% of sales for the 1997 Year. The increase in expenses was attributable to the increase in commission expenses, trade show expenses, printing, license fees, office salaries, officer salaries, bank charges and factor charges.

INTEREST EXPENSE

Interest expense for the 1998 Year was $105,440 an increase of $60,154 compared to $45,286 for the 1997 Year. Interest expense was primarily attributable to the Company's utilization of its line of credit. Also, interest expenses increased due to utilization of its factoring arrangement.

PROVISION FOR INCOME TAXES

The provision for income taxes was $629,363 and $775,000 for the 1998 and 1997 Years, respectively. The marginal tax rate experience of the Company has been approximately 40%.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (THE "1997 YEAR" AND "1996 YEAR", RESPECTIVELY.)

SALES

Sales for the 1997 Year were $19,724,751 which represented an increase of $6,822,566 or 52.9% over the 1996 Year net sales of $12,902,195. The increase in sales was primarily attributable to the increase in the volume of business ordered by existing customers and new customers. Sales of the Company's own labeled products and private label products were $306,774 and $19,417,977 respectively, in 1997 compared to $3,381,524 and $9,520,671, respectively, in 1996. Effective January 1, 1997 the Company adopted a strategy to focus exclusively on private label production and accordingly stopped production of its own labeled products as of that date forward. The Company intends to continue to evaluate its strategies to remain competitively responsive to the market. The Company may in the future elect to adopt different market strategies.

It is one of the Company's strategies to continue to simultaneously increase productive capacity to meet the growth in orders and to create a more diverse and less concentrated portfolio of business. This strategy is designed to reduce the extent of impact, which could be material and adverse, that the loss of any one or more customers might have on the Company's overall results of operations and capital resources. The Company currently can not assess the extent to which this strategy will be successful.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $909,255 or 4.6% of sales for the 1997 Year, an increase of $181,879 from $727,376 or 5.6% of sales for the 1996 Year. The increase in expenses was attributable to the increase in insurance coverage costs that increases as the number of units and shipments increase.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company has 575,000 warrants outstanding with an exercise price of $7.50 per warrant expiring September 23, 2002. The Company has 50,000 underwriter warrants outstanding with an exercise price of $14.40 per unit. Each unit consists of two shares of the Company's common stock and one warrant as described above. The Company does not know whether the warrants will be exercised in 1999. Without exercise of those warrants, the Company may need to limit its growth in order to more efficiently manage its available funds and funds generated by operations.

The Company is utilizing a $2.5 million line of credit and its credit facility arrangement with a New York factoring company.

CASH FLOWS USED BY OPERATING ACTIVITIES

Operating activities used net cash of $2,616,776. Cash flows used by operating activities were primarily attributable to purchases of raw materials, trim and finished goods required to support the Company's corresponding increase in customer orders, increases in accounts receivable and utilization of customer advances.

CASH FLOWS USED FOR INVESTING ACTIVITIES

The Company's cash flow used by investing activities totaled $144,302. Cash flows used by investing activities were primarily attributable to the purchase of equipment and an increase in stockholder loans.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows from financing activities totaled $1,307,063. Cash flows from financing activities were primarily attributable to the Company's use of it's line of credit.

CAPITAL RESOURCES

Since its formation, the Company has financed its operations and met its capital requirements primarily through its public offering, cash flows from operations, customer advances and credit facilities.

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

INFLATION AND CURRENCY VOLATILITY

The Company does not anticipate a significant increase in inflation in the United States over the short-term. All of the Company's transactions worldwide are conducted on a dollar-denominated basis which is intended to mitigate the possible impact of volatile currencies that may arise as a result of global corporations crowding emerging markets in search of growth.

SEASONALITY

The Company's revenues and operating results have exhibited some degree of seasonality in past periods. Typically, the Company experiences its highest sales in the first and fourth quarters and its lowest sales in the second and third quarters. In 1998 the Company experienced its highest sales in the first and third quarters.

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

The Company, however, can not determine the extent to which its vendors and customers may be affected by the year 2000 issue. The Company is in the process of implementing a plan to obtain information from its external service providers, significant suppliers and customers, and financial institutions to confirm their plans and readiness to become Year 2000 compliant, in order to better understand and evaluate how their Year 2000 issues may affect the Company's operations. The Company currently is not in a position to assess this aspect of the Year 2000 issue. The Company intends over the next 2 years to establish relationships with customers that may require the use of EDI (electronic data interchange) whereby all invoicing and payments will take place electronically over the internet through computers. The Company believes that since these prospective customers already utilize EDI, that they either have in place now, or will have successfully taken whatever steps are necessary to solve the year 2000 issue.

While the Company believes that its own internal assessment and planning efforts with respect to external service providers, suppliers, customers and financial institutions are and will be adequate to address its year 2000 concerns there can be no assurance that these efforts will be successful or will not have a material adverse affect on the Company's operations.

ITEM 7.  FINANCIAL STATEMENTS

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

Equity                                                           F-6

Statements of Cash Flows                                         F-7

Notes to Financial Statements                                    F-8

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
RETROSPETTIVA, INC.
BEVERLY HILLS, CALIFORNIA

We have audited the accompanying balance sheets of Retrospettiva, Inc. as of December 31, 1998, and 1997 and the related statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retrospettiva, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

                                       AJ. ROBBINS, P.C.
                                       CERTIFIED PUBLIC ACCOUNTANTS
                                       AND CONSULTANTS

DENVER, COLORADO
FEBRUARY 8, 1999

                               RETROSPETTIVA, INC.
                                 BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                --------------------------------------
                                                                                        1998                  1997
                                                                                 -----------------    ----------------
                                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                   $        115,890     $      1,569,905
     Accounts receivable, net, pledged                                                  1,716,697            2,958,770
     Due from factor                                                                      333,053               -
     Note receivable, current portion                                                     100,333              115,210
     Note receivable, stockholder                                                         291,738              288,496
     Inventories, pledged                                                               8,470,702            6,389,896
     Accrued interest receivable - stockholder                                             55,370               21,042
     Prepaid income taxes                                                                  82,016               -
     Due from vendors                                                                   1,540,791              123,709
     Other current assets                                                                  74,520               79,999
                                                                                 ----------------     ----------------

           Total Current Assets                                                        12,781,110           11,547,027

PROPERTY AND EQUIPMENT, at cost, net                                                       70,256               59,584

DEFERRED TAX ASSETS, net of current portion                                                41,000               34,000

OTHER ASSETS                                                                               19,110                4,610
                                                                                 ----------------     ----------------
                                                                                 $     12,911,476     $     11,645,221
                                                                                 ----------------     ----------------
                                                                                 ----------------     ----------------

                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RETROSPETTIVA, INC.
                           BALANCE SHEETS (CONTINUED)

                                                                                            DECEMBER 31,
                                                                                -------------------------------------
                                                                                      1998                 1997
                                                                                -----------------    ----------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade                                                      $      2,024,580     $      2,881,620
   Line of credit                                                                      1,507,216               95,610
   Note payable                                                                           26,580              131,124
   Accrued expenses                                                                       97,723               66,140
   Accrued income taxes                                                                   -                   160,966
   Customer advances                                                                     267,454              137,385
                                                                                ----------------     ----------------

         Total Current Liabilities                                                     3,923,553            3,472,845
                                                                                ----------------     ----------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock - authorized 1,000,000
  shares- none issued or outstanding                                                      -                    -
Common stock - authorized 15,000,000
  shares, no par value; issued and
  outstanding 2,900,000 and 2,900,000
  shares                                                                               6,258,190            6,258,190
Additional paid-in capital                                                               230,000              230,000
Retained earnings                                                                      2,499,733            1,684,186
                                                                                ----------------     ----------------

         Total Stockholders' Equity                                                    8,987,923            8,172,376
                                                                                ----------------     ----------------

                                                                                $     12,911,476     $     11,645,221
                                                                                ----------------     ----------------
                                                                                ----------------     ----------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RETROSPETTIVA, INC.
                              STATEMENTS OF INCOME

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------
                                                                 1998                 1997                1996
                                                         ------------------  ------------------  -----------------
SALES                                                    $       27,534,536  $       19,724,751  $        9,520,671
SALES, related party                                                  -                   -               3,381,524
                                                         ------------------  ------------------  ------------------
     Total Sales                                                 27,534,536          19,724,751          12,902,195

COST OF SALES                                                    23,991,906          16,924,565          11,006,053
                                                         ------------------  ------------------  ------------------
GROSS PROFIT                                                      3,542,630           2,800,186           1,896,142
                                                         ------------------  ------------------  ------------------

OPERATING EXPENSES:
     Selling expenses                                               638,893             260,200             170,179
     General and administrative                                   1,460,991             649,055             557,197
                                                         ------------------  ------------------  ------------------
     Total Operating Expenses                                     2,099,884             909,255             727,376
                                                         ------------------  ------------------  ------------------
INCOME FROM OPERATIONS                                            1,442,746           1,890,931           1,168,766
                                                         ------------------  ------------------  ------------------
OTHER INCOME (EXPENSE):
     Interest income - related party                                 34,332              21,042              -
     Interest expense                                              (105,440)            (45,286)            (61,457)
     Other income (expense)                                          73,272              46,756              11,202
                                                         ------------------  ------------------  ------------------
     Net Other Income (Expense)                                       2,164              22,512             (50,255)
                                                         ------------------  ------------------  ------------------
INCOME BEFORE INCOME TAXES                                        1,444,910           1,913,443           1,118,511
INCOME TAX PROVISION                                                629,363             775,000             462,455
                                                         ------------------  ------------------  ------------------
NET INCOME                                               $          815,547  $        1,138,443  $          656,056
                                                         ------------------  ------------------  ------------------
                                                         ------------------  ------------------  ------------------
NET INCOME PER COMMON SHARE                              $             .28   $              .55  $              .37
                                                         ------------------  ------------------  ------------------
                                                         ------------------  ------------------  ------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING              2,900,000           2,052,877           1,750,000
                                                         ------------------  ------------------  ------------------
                                                         ------------------  ------------------  ------------------
NET INCOME PER COMMON SHARE - ASSUMING DILUTION          $              .22  $              .50  $              .37
                                                         ------------------  ------------------  ------------------
                                                         ------------------  ------------------  ------------------
WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES                  3,682,828           2,271,976           1,750,000
      OUTSTANDING                                        ------------------  ------------------  ------------------
                                                         ------------------  ------------------  ------------------

    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RETROSPETTIVA, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                           Common Stock                  Additional          Retained
                                  ------------------------------          Paid-in            Earnings
                                     Shares             Amount            Capital            (Deficit)            Total
                                  -----------        -----------         -----------       ------------       ------------
BALANCES,
  DECEMBER 31, 1995                 1,095,984        $    20,000         $   230,000       $   (110,313)          139,687

Stock issued for
  compensation                         81,007             34,000                -                  -               34,000

Stock issued for bridge
  loans                               238,250            100,000                -                  -              100,000

Net income for the year                 -                   -                   -               656,056           656,056
                                  -----------        -----------         -----------       ------------       ------------

BALANCES,
  DECEMBER 31, 1996                 1,415,241            154,000             230,000            545,743           929,743

Stock issued in private
  offering net of offering
  costs                               334,759            382,630                -                  -              382,630

Stock issued in initial
  public offering net of
  offering costs                    1,150,000          5,721,560                -                  -            5,721,560

Net income for the year                 -                   -                   -             1,138,443         1,138,443
                                  -----------        -----------         -----------       ------------       ------------

BALANCES,
  DECEMBER 31, 1997                 2,900,000          6,258,190             230,000          1,684,186         8,172,376

Net income for the year                 -                   -                   -               815,547           815,547
                                  -----------        -----------         -----------       ------------       ------------

BALANCES,
  DECEMBER 31, 1998               $ 2,900,000        $ 6,258,190         $   230,000       $  2,499,733       $ 8,987,923
                                  -----------        -----------         -----------       ------------       ------------
                                  -----------        -----------         -----------       ------------       ------------


    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RETROSPETTIVA, INC.
                            STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------
                                                           1998              1997              1996
                                                       -------------      ------------      -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income                                             $     815,547      $  1,138,443      $  656,056
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Bad debt expense                                        102,699           158,970            -
     Depreciation and amortization                            27,940            21,217          17,491
     Stock issued for compensation                              -                 -             34,000
     Deferred income taxes                                    (7,000)          (18,000)          7,000
     Services provided to reduce note receivable             102,824            72,373           8,417
     Stock issued to bridge loan holders                        -                 -            100,000
     Utilization of deferred offering costs                     -           (1,258,269)           -
     Changes in:
       Accounts receivable                                 1,139,374        (2,357,245)       (572,917)
       Accounts receivable, related party                       -            1,182,202        (740,372)
       Due from factor                                      (333,053)              -              -
       Inventories                                        (2,080,806)       (3,277,218)       (592,610)
       Accrued interest - related party                      (34,328)          (21,042)           -
       Due from vendors                                   (1,417,082)         (123,709)           -
       Other current assets                                    5,479            34,181         (11,225)
       Prepaid income taxes                                  (82,016)             -               -
       Accounts payable and accrued expenses                (825,457)           89,878        (138,765)
       Accrued income taxes                                 (160,966)         (305,303)        456,948
       Customer advances                                     130,069          (772,296)        909,681
                                                       -------------      ------------      -----------
         Cash flows provided (used) by
           operating activities                           (2,616,776)       (5,435,818)        133,704
                                                       -------------      ------------      -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Purchase of property and equipment                        (38,612)          (19,415)         (6,825)
   Loans to stockholder                                      (91,189)         (357,503)           -
   Collections on note receivable, stockholder                   -              69,007            -
   Other assets                                              (14,501)             (110)           -
                                                       -------------      ------------      -----------

         Cash flows provided (used) by investing
           activities                                       (144,302)         (308,021)         (6,825)
                                                       -------------      ------------      -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from note payable, stockholder                      -                 -            170,856
   Payments on note payable, stockholder                        -                 -           (354,176)
   Proceeds from notes payable, bridge loans                    -                 -            250,000
   Payments on notes payable - bridge loans                     -             (250,000)           -
   Proceeds from note payable                                   -              181,124            -
   Payments on note payable                                (104,544)          (287,580)        (19,725)
   Proceeds from line of credit                           3,827,106            577,207            -
   Payments on line of credit                            (2,415,499)          (481,597)           -
   Payments for deferred offering costs                        -                  -           (101,354)
   Proceeds from issuance of common stock                      -             7,463,813            -
                                                       -------------      ------------      -----------
         Cash flows provided (used) by
           financing activities                           1,307,063          7,202,967         (54,399)
                                                       -------------      ------------      -----------

NET INCREASE (DECREASE) IN CASH                          (1,454,015)         1,459,128          72,480

CASH AND CASH EQUIVALENTS, beginning of period            1,569,905            110,777          38,297
                                                       -------------      ------------      -----------

CASH AND CASH EQUIVALENTS, end of period               $    115,890       $  1,569,905      $  110,777
                                                       -------------      ------------      -----------
                                                       -------------      ------------      -----------

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

The Company designs contracts for manufacture and markets a variety of garments. Fabrics are purchased from suppliers worldwide including firms in China, India, Russia, Romania, Italy and the United States. The fabrics are shipped to contractor factories primarily in Macedonia to be manufactured into finished garments for shipment to the Company's customers in the United States.

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

ACCOUNTS RECEIVABLE
The Company provides an allowance for doubtful accounts, as needed, for accounts deemed uncollectible. Allowance for uncollectible accounts was recorded at $186,054 and $100,000 at December 31, 1998 and 1997, respectively.

INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out) or market.

                               RETROSPETTIVA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF  SIGNIFICANT  ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost. Depreciation and amortization expense is generally provided on a straight-line basis using estimated useful lives of 5-10 years for equipment. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense of property and equipment was, $27,940, $21,217 and $17,491 for the years ended December 31, 1998, 1997 and 1996, respectively.

REVENUE RECOGNITION
Revenue is recognized when sold merchandise has cleared customs in the United States and is available to be shipped to customers from a port of entry.

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

Common shares issued by the Company in the twelve months immediately preceding a public offering plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of warrants and stock options (using the treasury stock method) at prices substantially less than the initial public offering price have been included in the calculation of common stock and common stock equivalent shares as if they were outstanding for all periods presented.

                               RETROSPETTIVA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF  SIGNIFICANT  ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In 1997, the FASB issued Statements No.130, Reporting Comprehensive income, No. 131, Disclosures About Segments of an Enterprise and Related Information, and No. 132, Employers Disclosure about Pensions and Other Postretirement Benefits effective for fiscal years beginning after December 15, 1997. The adoption by the Company of these statements did not impact the Company's financial statements.

RECLASSIFICATION
Certain amounts reported in the Company's financial statements for the years ended December 31, 1997 and 1996 have been reclassified to conform to the current year presentation.

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

IMPAIRMENT OF LONG LIVED ASSETS
The Company evaluates its long lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate the future undiscounted cash flows of certain long lived assets are not sufficient to cover the carrying value of such assets, the assets are adjusted to their fair values. No adjustment to the carrying value of the assets have been made.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the Company's financial instruments, which principally include cash, trade receivables, notes receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of the Company's debt instruments are based on the current borrowing rates available for financings with similar interest rates. At December 31, 1998 and 1997, respectively, the carrying value of all financial instruments was not materially different from fair value.

YEAR 2000 ISSUES
Many computer systems and other equipment with embedded chips or microprocessors may not be able to appropriately interpret dates after December 31, 1999 because such systems use only two digits to indicate a year in the date field rather than four digits. If not corrected, many computers and computer applications could fail or create miscalculations, causing disruptions to the Company's operations. In addition, the failure of customer and supplier computer systems could result in interruption of sales and deliveries of key supplies or utilities. Because of the complexity of the issues and the number of parties involved, the Company cannot reasonably predict with certainty the nature or likelihood of such impacts.

                               RETROSPETTIVA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF  SIGNIFICANT  ACCOUNTING POLICIES (CONTINUED)

Using internal staff and outside consultants, the Company is actively addressing this situation and anticipates that it will not experience a material adverse impact to its operations, liquidity or financial condition related to systems under its control. The Company has addressed the Year 2000 issue by purchasing and installing Year 2000 compatible software and computers, assessing critical business relationships requiring modification prior to 2000 and developing contingency and business continuation plans to mitigate any disruption of the Company's operations arising from the Year 2000 issue. The cost of the Year 2000 compatible software and computers was approximately $24,000. The Company believes no further expenditures will be necessary.

The Company is in the process of implementing a plan to obtain information from its external service providers, significant suppliers and customers, and financial institutions to confirm their plans and readiness to become Year 2000 compliant, in order to better understand and evaluate how their Year 2000 issues may affect the Company's operations. The Company currently is not in a position to assess this aspect of the Year 2000 issue, however, the Company plans to take the necessary steps to provide itself with reasonable assurance that its service providers, suppliers, customers and financial institutions are Year 2000 compliant.

While the Company believes that its own internal assessment and planning efforts with respect to external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000 concerns, there can be no assurance that these efforts will be successful or will not have a material adverse effect on the Company's operations.

CREDIT RISK
The Company sells its merchandise principally to customers throughout the United States. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented have not exceeded management's estimates.

A limited number of customers accounted for 100% (9 customers) and 91% (2 customers) of the non-factored accounts receivable balance at December 31, 1998 and 1997, respectively.

The Company maintains all cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

                               RETROSPETTIVA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF  SIGNIFICANT  ACCOUNTING POLICIES (CONTINUED)

SIGNIFICANT CUSTOMERS

Individual customers aggregating in excess of 10% of net sales are as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------------
                                                            1998                  1997                  1996
                                                    ------------------    ------------------    -----------------
SALES
Customer A                                          $           -         $           -         $        4,102,545
Customer B                                          $        9,414,735    $       12,368,619    $        3,745,836
Customer C, related party                           $           -         $           -         $        3,381,524
Customer D                                          $        8,126,760    $        5,614,994    $           -
Customer E                                          $        4,486,144    $           -         $           -


RELATED PARTY TRANSACTIONS
The Company had sales to a related party customer. The Company's officer/stockholder was part owner of Customer C, above. Effective January 1, 1997, the Company's officer/stockholder relinquished his ownership in Customer C.

NOTE 2 - DUE FROM VENDORS

Due from vendors consist of funds advanced by the Company to vendors and chargebacks to vendors for insufficient quality. The amounts will be recouped within one year in the form of vendor credits.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                                                1998                  1997
                                                                          ------------------    ------------------
Finished goods                                                            $        2,640,635    $        2,875,471
Work-in-process                                                                    2,171,664             1,697,258
Raw materials                                                                      3,658,403             1,817,167
                                                                          ------------------    ------------------
                                                                          $        8,470,702    $        6,389,896
                                                                          ------------------    ------------------
                                                                          ------------------    ------------------

                               RETROSPETTIVA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES (CONTINUED)

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

NOTE 4 - EARNINGS PER SHARE

                                                 For the Year Ended December 31, 1998
                                               ----------------------------------------
                                                                                Per
                                                  Income         Shares        Share
                                               (Numerator)   (Denominator)     Amount
                                               -----------   -------------  ------------
BASIC EPS
   Income available to common stockholders     $   815,547     2,900,000    $      0.28

EFFECT OF DILUTIVE SECURITIES
   Options                                             -         782,828           (.06)
                                               -----------   -----------    -----------

DILUTED EPS
   Income available to common
    stockholders including assumed
    conversions                                $   815,547     3,682,828    $       .22
                                               -----------   -----------    -----------
                                               -----------   -----------    -----------
                                                 For the Year Ended December 31, 1997
                                               ----------------------------------------
                                                                                Per
                                                  Income         Shares        Share
                                               (Numerator)   (Denominator)     Amount
                                               -----------   -------------  ------------
BASIC EPS
  Income available to common stockholders      $ 1,138,443     2,052,877    $      0.55

EFFECT OF DILUTIVE SECURITIES
  Options                                               -        219,099           (.05)
                                               -----------   -----------    -----------

DILUTED EPS
  Income available to common
   stockholders including assumed
   conversions                                 $ 1,138,443     2,271,976    $      0.50
                                               -----------   -----------    -----------
                                               -----------   -----------    -----------

                               RETROSPETTIVA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - EARNINGS PER SHARE (CONTINUED)

A reconciliation of Basic and Diluted EPS for the year ended December 31, 1996 is not presented as the affect of the options is antidilutive.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                      1998             1997
                                                   -----------      ------------
Automobile                                         $    20,568      $    20,568
Furniture and fixtures                                  86,789           54,909
Leasehold improvements                                  57,246           50,514
                                                   -----------      ------------

         Total                                         164,603          125,991

Less accumulated depreciation and
   amortization                                        (94,347)         (66,407)
                                                   -----------      ------------

                                                   $    70,256      $    59,584
                                                   -----------      ------------
                                                   -----------      ------------

NOTE 6 - NOTE RECEIVABLE

During 1994, the Company was owed an outstanding trade receivable of $266,000. Approximately $70,000 was written off as uncollectible in 1994. On October 15, 1996, $196,000 was converted to a note receivable, bearing interest at 10%, and requiring 24 monthly payments of $10,000 in consolidation services. Services are valued at the market value of comparative consolidation services in the area. The Company realized $8,417, $25,519 and $102,824 in services during 1996, 1997 and 1998, respectively.

The Company negotiated with a customer (former related party) to also use the consolidation services. The customer reimburses the Company for the services and the note receivable is reduced accordingly. During 1997 and 1998, the note receivable was reduced by $72,373 and $102,824, respectively, by use of the consolidation services by the Company and its customer. The customer is making payments to the Company.

During 1998 the note receivable was increased by $87,947 due to an outstanding debt due to the stockholder. This increased the stockholder loan and the Company anticipates receiving consolidation services for this amount.

                               RETROSPETTIVA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - NOTE RECEIVABLE FROM STOCKHOLDER

The Company's note receivable ($350,000 maximum) due from an officer/stockholder is unsecured, due on demand and bears interest at 10% per annum. The balance at December 31, 1998 and 1997 is $291,738 and $288,496, respectively.

NOTE 8 - NOTES PAYABLE AND LINE OF CREDIT

On July 18, 1997 the Company refinanced its previous existing line of credit by obtaining a new line of credit with Merrill Lynch Business Financial Services, Inc. for $500,000 due August 31, 1998. This debt was collateralized by accounts receivable, inventories, property and equipment, notes receivable and the personal guarantee of an officer/stockholder. Interest was payable at 2.90% over the 30 day commercial paper rate. The line of credit was increased to $1,500,000 on November 6, 1997. The line of credit was paid in July 1998.

On July 16, 1998 the Company refinanced its then previous line of credit by obtaining a new line for $2,500,000 of credit with Imperial Bank. The new debt is collateralized by accounts receivable, inventories, property and equipment, notes receivable and the personal guarantee of an officer/stockholder. Interest is payable at the banks announced prime rate. The line of credit contains various restrictive covenants among which include maintaining a certain level of tangible net worth, current ratio and working capital.

NOTE 9 - STOCK OPTION PLAN

STOCK OPTION PLAN
On May 1, 1996 the Company adopted the Stock Option Plan (the Plan) which provides for the granting of options to officers, directors, employees and consultants. Initially, 1,786,930 shares of common stock were reserved under the plan for the granting of options. The Plan will be in effect until April 30, 2006, unless extended by the Company's shareholders. The options are exercisable to purchase stock for a period of ten years from the date of grant.

Incentive Stock Options granted pursuant to this Plan may not have an option price that is less than the fair market value of the stock on the date the option is granted. Incentive stock options granted to significant stockholders shall have an option price of not less than 110% of the fair market value of the stock on the date of the grant. No options were granted during the year ended December 31, 1997. During 1998, the plan was amended to reserve an additional 1,000,000 shares.

                               RETROSPETTIVA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTION PLAN (CONTINUED)

                                                              Outstanding Options
                                                         ------------------------------
                                           Options                          Price Per
                                          Available          Number           Share
                                        -------------    -------------    -------------
Initial reserved shares                     1,786,930                -    $           -
Granted during 1996                         1,701,635        1,701,635    $    .63-6.75
                                        -------------    -------------    -------------

Balance, December 31, 1997 and 1996            85,295        1,701,635    $    .63-6.75
Additional shares reserved                  1,000,000                -                -
Granted during 1998                         1,035,000        1,035,000             2.50
                                        -------------    -------------    -------------

Balance, December 31, 1998                     50,295        2,736,635         .63-6.75
                                        -------------    -------------    -------------
                                        -------------    -------------    -------------

At December 31, 1998 and 1997, 2,301,635 and 1,701,635 options granted under the plan were exercisable, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
The Company signed a 61 month lease agreement for its offices commencing December 1, 1995. The monthly lease payment is $2,341.

The Company has a sublease in New York, with a one year term through March 31, 1999. The terms require monthly payments of $2,425.

The Company signed a 24 month lease agreement for its New York warehouse, commencing on September 1, 1998. The monthly lease payment is $6,875.

Future minimum rental payments under non-cancelable operating leases at December 31, 1998 are as follows:

1999                                                             $       118,691
2000                                                                      58,989
                                                                 ---------------

      Total                                                      $       177,680
                                                                 ---------------
                                                                 ---------------

The Company rents office and showroom space from a major supplier in New York on a month to month basis.

Rent expense for the years ended December 31, 1998 and 1997 was $142,371and $75,082, respectively.

                               RETROSPETTIVA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

EMPLOYMENT AGREEMENTS
In April 1996, the Company entered into employment agreements with an officer/stockholder and its chief financial officer, providing for minimum annual salaries of a total of $155,000, a total of 81,007 shares of common stock upon signing and options to purchase 1,310,428 shares of common stock at $6.25 per share, exercisable for a period of 10 years. During 1998, the chief financial officer resigned.

In December 1998, the Company entered into an employment agreement with a vice president of investor relations, providing for a minimum annual salary, stock options to purchase shares of the Company's common stock exercisable upon execution of the agreement and additional options to be granted during the term of his employment.

LITIGATION
The Company is a party to various claims, complaints, and other legal actions that have arisen in the ordinary course of business. The Company believes that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition or the results of its operation of cash flows.

In August 1997, the Company settled a lawsuit with its former contract manufacturer for $181,000 payable as follows: $50,000 due September 15, 1997, $50,000 due November 14, 1997, $50,000 due January 15, 1998, and $31,000 due
February 27, 1998.

The Company discovered that the plaintiff continued to pursue a similar suit against the Company in another jurisdiction. A judgement of $176,000 was entered against the Company on December 23, 1997. The Company has appealed the judgement and is awaiting the results of its appeal. The Company believes it will only be liable for the original settlement less payments previously made. The Company is currently in default on the note payable. At December 31, 1998 the balance was $26,580.

                               RETROSPETTIVA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES

The components of deferred tax assets and (liabilities) are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                      1998              1997
                                                  ------------      ------------
Total deferred tax                                $     41,000      $     34,000
    assets

Total deferred tax
    (liabilities)                                          -                 -
                                                  ------------      ------------
Net deferred tax assets                           $     41,000      $     34,000
                                                  ------------      ------------
                                                  ------------      ------------

The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                      1998              1997
                                                  ------------      ------------
Temporary differences:

   Allowance for bad debts                        $     56,000      $     40,000
   Property and equipment                                  -               2,000
   Other                                               (15,000)           (8,000)
                                                  ------------      ------------

Total deferred tax assets                         $     41,000      $     34,000
                                                  ------------      ------------
                                                  ------------      ------------

The provision for income taxes consists of the following:

                                            YEARS ENDED DECEMBER 31,
                                ------------------------------------------------
                                    1998              1997              1996
                                ------------      ------------      ------------
Current                         $    636,363      $    793,000      $    455,455
Deferred (benefit)                    (7,000)          (18,000)            7,000
                                ------------      ------------      ------------

Provision (Benefit)             $    629,363      $    775,000      $    462,455
                                ------------      ------------      ------------
                                ------------      ------------      ------------

                               RETROSPETTIVA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (CONTINUED)

Following is a reconciliation of the amount of income tax (benefit) expense that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense for the periods:

                                                      YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------
                                               1998             1997              1996
                                           ------------     ------------      ------------
Tax expense at federal statutory rates     $    492,000     $    651,000      $    375,000
State tax, net of federal benefit                93,000          121,000           104,170
Alternative minimum tax (credit)                    -                -              (3,000)
Other                                            51,363           21,000             6,285
(Benefit) of net operating loss
  carryforward                                      -                -             (27,000)
                                           ------------     ------------      ------------

                                           $    636,363     $    793,000      $    455,455
                                           ------------     ------------      ------------
                                           ------------     ------------      ------------

The components of deferred income tax (benefit) expense are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------
                                               1998             1997              1996
                                           ------------     ------------      ------------
Bad debts                                  $    (16,000)    $    (33,000)     $        -
Depreciation                                      2,000            2,000            (3,000)
Other                                             7,000           13,000            (4,000)
Net operating loss carryover                        -                -              14,000
                                           ------------     ------------      ------------

                                           $     (7,000)    $    (18,000)     $      7,000
                                           ------------     ------------      ------------
                                           ------------     ------------      ------------

NOTE 12 - STOCK-BASED COMPENSATION

The Company utilizes Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The standard requires the Company to present the "fair value" method with respect to stock-based compensation of consultants and other non-employees.

                               RETROSPETTIVA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 12 - STOCK-BASED COMPENSATION (CONTINUED)

The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method. Had the Company adopted the fair value method with respect to options issued to employees as well, an additional charge to income of $52,300 would have been required in 1996; proforma net income would have been $603,756 and earnings per share would have been $.35 on both a primary and fully diluted basis. In estimating the above expense, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 6.2%, volatility was estimated at 31%; the expected life was less than two years.

On December 16, 1998 the Company granted options to purchase 600,000 shares of the Company's common stock to an employee exercisable at $2.50 per share. Had the Company adopted the fair value method with respect to options issued to employees an additional change to income of $10,500 would have been required in 1998; proforma net income would have been $805,047 and earnings per share would have been $.28 on a basic basis and $.22 on the diluted basis. In estimating the above expense, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 5.5%, volatility was estimated at 65%; the expected life was less than two years.

NOTE 13 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS FOR NONCASH INVESTING AND FINANCING ACTIVITIES

                                            YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------
                                     1998             1997             1996
                                 ------------     ------------     ------------

Cash paid for interest           $    105,440     $     63,817     $     26,820
                                 ------------     ------------     ------------
                                 ------------     ------------     ------------

Cash paid for income taxes       $    796,000     $    718,300     $      2,196
                                 ------------     ------------     ------------
                                 ------------     ------------     ------------

During 1998, a stockholder assigned $87,947 of amounts personally due to him, from a customer (Note 6). This amount was applied to reduce amounts owed to the Company, by the stockholder.

NOTE 14 - COMMON STOCK

In September 1997, the Company completed an initial public offering of common stock. The Company issued 1,150,000 shares of common stock and warrants to purchase 500,000 shares of common stock for $7.50 per share and received proceeds of $5,721,560, net of offering costs. The value of the warrants were immaterial to the offering.

                               RETROSPETTIVA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 14 - COMMON STOCK (CONTINUED)

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

The Company assigns a portion of its accounts receivable to the factor without recourse. Under the terms of the agreement, the factor has a continuing security in the Company's receivables and inventories. Personal and cross-corporate guarantees have been given to the factor by the stockholders. The agreement provides for a letter of credit facility and periodic overadvances based on negotiated lines of credit

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, KEY EMPLOYEES AND CONTROL PERSONS

           NAME               AGE                          POSITION                           OFFICER OR
           ----               ---                          --------                            DIRECTOR
                                                                                                SINCE
                                                                                                -----
Borivoje Vukadinovic           40    Chief Executive Officer, President, Chairman of the         1991
                                     Board (1)
Hamid Vaghar                   34    Chief Financial Officer                                     1998
Ivan Zogovic                   39    Manager-Export/Import, Director                             1996
Mojgan Keywanfar               36    Accounting Manager, Director, Corporate Secretary           1996
S. William Yost                70    Director (1), (2)                                           1996
Donald E. Tormey               67    Director (1), (2)                                           1996
Philip E. Graham               42    Director (1)                                                1996
Michael D. Silberman           42    Director (2)

KEY EMPLOYEES
Jovica Kecman                  39    General manager-International Quality Control

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

HAMID VAGHAR has served as Controller of Retrospettiva since the Company's inception and was promoted to Chief Financial Officer in October 1998. From March 1990 to January 1993, he was an accountant with EB Accounting a California based accounting firm which conducted various accounting services for companies in garment district of Los Angeles. In January 1993 he became a partner in Mid-West Consultants and continued his accounting carrier in that capacity until 1998. He earned a Bachelor degree in Natural Sciences and an MBA from University of Poona, India.

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

MICHAEL D. SILBERMAN currently a Director of the Company served as Chief Financial Officer from April 1996 to October 1998. From May 1994 until he joined the Company in April 1996, Mr. Silberman was a financial advisor with Prudential Securities Inc. From April 1992 to February 1994, he was a portfolio manager for Private Investment Fund. From September 1991 to April 1992, Mr. Silberman was president of UMB Commercial Capital. From 1983 to 1991, Mr. Silberman served as the Executive Vice President of Allied Business Capital. Mr. Silberman received his Bachelor of Arts degree from the University of California, Los Angeles . and his MBA degree from the Anderson School at the University of California, Los Angeles .

KEY EMPLOYEES

JOVICA KECMAN has been employed by the Company as general manager of international quality control since 1990. Mr. Kecman earned a degree in economics from the University of Banja Luka. He is Mr. Vukadinovic's brother-in-law.

ITEM 10.  EXECUTIVE COMPENSATION

The following table discloses all compensation awarded to, received by, and paid to the Chief Executive Officer of the Company for the year ended December 31, 1998. No other executive officer's annual compensation exceeded $100,000 in 1998.

                                                                          LONG TERM COMPENSATION
                                                                ---------------------------------------------------------
                      ANNUAL                                            AWARDS               PAYOUTS
                      COMPENSATION
                     ----------------------------------------------------------------------------------------------------
        (a)            (b)        (c)        (d)        (e)               (f)         (g)       (h)            (j)
                                                    OTHER            RESTRICTED                           ALL
 NAME AND PRINCIPAL                                 ANNUAL           STOCK        OPTIONS/SA  LTIP        OTHER
      POSITION         YEAR    SALARY($)  BONUS($)  COMPENSATION($)  AWARD(S)($)     RS(#)    PAYOUTS($)  COMPENSATION($)
-------------------------------------------------------------------------------------------------------------------------
Borivoje Vukadinovic   1998       95,000   7,917        -0-               -0-       100,000     -0-            -0-

   Chief Exe.Officer   1997       80,001     -0-        -0-               -0-         -0-       -0-            -0-

                       1996       40,928     -0-        -0-               -0-     1,358,067(1)  -0-            -0-

                       1995       26,500     -0-    34,258(2)             -0-         -0-       -0-            -0-

                       1994       46,576     -0-    25,886(2)             -0-         -0-       -0-            -0-

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

As of the date of this filing, 2,736,634 options have been granted under the Plan to officers, directors, employees and consultants including 1,577,195 options granted to Messrs. Vukadinovic and Silberman, an aggregated 71,478 options granted to the Company's three non-employee directors and 1,087,961 options to other employees and consultants. The per share exercise prices range from $0.63 to $6.25, which prices represent at least the fair market value of Company's Common Stock on the respective dates the options were granted, based on prior sales of the Company's Common Stock. The table below sets for the total number of options issued to each executive officer and director of the Company and the exercise price. Messrs. Vukadinovic's and Silberman's options are exercisable until April 2006. The remaining options expire at various times in 2006. There was an amendment filed to the 1996 Stock Option Plan which provided for an additional one million options.

In May 1996, the Board granted to Mr. Silberman (I) a stock option to purchase 238,440 shares of Common Stock at an exercise price of $3.04 per share, (ii) a stock option to purchase 59,610 shares of Common Stock at an exercise price of $2.91 per share, and (iii) a stock option to purchase 59,610 shares of Common Stock at an exercise price of $3.88 per share.

In November 1996, the Board amended Mr. Silberman's option grant to reduce the number of stock options granted to Mr. Silberman from 357,657 to 119,128 options. 59,564 of these options were re-priced to the exercise price of $3.15 per share. The remaining 59,564 options were re-priced to the exercise price of $3.78 per share. In December 1996, the Company amended Mr. Silberman' stock option grants to provide for an adjustment of the exercise price of both of his stock option grants in the event of an initial public offering of the Company's securities, a merger or acquisition. In June 1997, the Board re-priced all 119,128 of Mr. Silberman's options to the current exercise price of $6.25 per share.

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

In December 1998, the Board granted 600,000 options to Frank Trible. 85,000 options were vested immediately and the remaining 515,000 will vest in twelve monthly installments of 42,916 options per month starting March 1999. The Board also approved incentive option grants to various officers, employees and consultants. The following table sets forth all stock options granted to the Company's executive officers and directors through December 31, 1998.

                                                                    PERCENT OF
                                                                  TOTAL OPTIONS
                                                TOTAL NUMBER OF     GRANTED TO    EXERCISE   EXPIRATION
NAME OF EXECUTIVE OFFICER OR DIRECTOR           OPTIONS ISSUED      EMPLOYEES       PRICE       DATE
-------------------------------------------------------------------------------------------------------
Borivoje Vukadinovic                               1,458,067 [1]      53.3          (1)        (1)
Michael D. Silberman                                 119,128           4.4         $ 6.25      2006
Ivan Zogovic                                          81,712           3.0          [2]        [3]
Mojgan Keywanfar                                      81,712           3.0          [2]        [3]
Hamid Vaghar                                          50,000           1.8         $ 2.50      2008
S. William Yost                                       23,826           0.9         $ 2.94      2006
Donald E. Tormey                                      23,826           0.9         $ 2.94      2006
Philip E. Graham                                      23,826           0.9         $ 2.94      2006
                                              --------------     ---------------
Totals                                             1,862,097           68.2

(1) Consists of 166,777 options exercisable at $.63 per share, 1,191,290 options exercisable at $6.25 per share and 100,000 options exercisable at $2.50 per share.

(2) Number of options and exercise prices; consists of 35,739 options exercisable at $2.94 per share and 30,973 options exercisable at $1.68 per share and 15,000 options exercisable at $2.50 per share as to each individual.

(3) Represents stock options to purchase up to 11,913 shares exercisable until May 2001, 30,973 shares exercisable until April 2006, 23,826 shares exercisable until April 2006 and 15,000 shares exercisable until December 16, 2008.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the ownership of the Company's common stock as of December 31, 1998, by (I) each person who is known by the Company to own of record of beneficially more than 5% of the Company" common stock, (ii) the Company's Chief Executive Officer and each of the Company'a directors and (iii) all directors and officers of the Company as a group. The persons listed in the table have sole voting and investment powers with respect to the shares of common stock and the address of each person is in care of the Company at 8825 West Olympic Boulevard, Beverly Hills, California 90211.

                         NAME                            AMOUNT OF    PERCENT OF
                         ----                            OWNERSHIP      CLASS
                                                         ---------    ----------
Borivoje Vukadinovic(1)                                   2,404,054     46.3%
Hamid Vaghar(2)                                              50,000      1.0%
Ivan Zogovic(4)                                              81,712      1.6%
Mojgan Keywanfar(4)                                          81,712      1.6%
S. William Yost(5)                                           23,826      0.4%
Donald E. Tormey(5)                                          23,826      0.4%
Philip E. Graham(5)                                          23,826      0.4%
Michael D. Silberman(3)                                     175,735      3.4%
                                                       ------------
All officers and directors as a group (8 persons)         2,864,691

(1) Includes stock options to purchase up to 1,191,300 shares of common stock at $6.25 per share, 166,777 shares at $.63 per share exercisable until April 2006 and 100,000 shares at $2.50 until December 2008.

(2) Includes stock options to purchase up to 50,000 shares of common stock at $2.50 until December 2008.

(3) Includes stock options to purchase up to 119,128 shares of common stock at $6.25 per share exercisable until April 2006.

(4) Represents stock options to purchase up to 30,973 shares at $1.68 per share exercisable until April 2001, 11,913 shares at $2.94 per share exercisable until May 2001, 23,826 shares at $2.94 per share exercisable until April 2006 and 15,000 share exercisable until December 2008.

(5) Represents stock options to purchase up to 23,826 shares of common stock at $2.94 per share exercisable until May 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 1996, the Company executed three-year employment agreement with Mr. Vukadinovic, its Chief Executive Officer, and Mr. Silberman, its Chief Financial Officer until October 1998, providing for annual salaries of $95,000 and $60,000 respectively, upon an IPO or merger of the Company with a publicly-traded company. In connection with their employment, Messrs. Vukadinovic and Silberman received options under the plan to purchase 1,191,300 shares and 119,128 shares, respectively, of the Company's common stock. Mr. Silberman also received 81,007 shares of common stock for services rendered valued at $.0042 per share on the date of grant, or an aggregate value on such date of $34,000.

At December 31, 1998, Mr. Vukadinovic was indebted to the Company in the amount of $291,738 advanced by the Company under a credit facility granted to Mr. Vukadinovic in the maximum amount of $350,000 and evidenced by three promissory notes. The three promissory notes are unsecured; bear interest at 10% per annum and are due on demand. The sums advanced to Mr. Vukadinovic were primarily used by him to pay certain medical and related expenses of a family member.

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

The Company used a portion of a consolidating warehouse in Astoria, New York for short term storage and for consolidating services in connection with finished goods imported from Macedonia pending pick up by the Company's customer's Positive Influence, Inc. ("PII"), the owner of the warehouse and the provider of the consolidating services, is a non-affiliated former customer of the Company which was indebted to the Company in the amount of $100,333 at December 31, 1998 for goods previously purchased from the Company. The Company was charged an average of approximately $10,000 per month for use of the warehouse and for consolidating services provided by PII which amount is deducted from the amount owed by PII to the Company. PII also provides Easy Concepts, Inc. ("ECI"), a former affiliate of the Company, with warehouse space and consolidating services. Charges due from ECI to PII were also deducted from the amount owed by PII to the Company and ECI paid such amounts directly to the Company. Consolidating services involved accepting finished goods shipments, combining the goods into larger quantities for pickup by, or delivery to, customers and storage of the goods prior to customer acceptance.

In July 1997, Mr. Vukadinovic personally guaranteed the Company's line of credit with Merrill Lynch Business Financial Services Inc. in the amount of up to $500,000. In November 1997, the line of credit was increased to a maximum of $1,500,000 based on a formula. In July 1998 this line of credit was paid off and Mr. Vukadinovic guarenteed the Company's line of credit with Imperial Bank in the maximum amount of $2,500,000 based on a formula.

At December 31, 1997, ECI's indebtedness to the Company was $218,457. The amount related to apparel purchased through February 1997 and at that time was more than 180 days past due. As the indebtedness was incurred on open account for apparel purchases, the amount was not evidenced by a promissory note, no interest had been charged and there was no maturity date for full payment. However, the Company believed that ECI would pay off the remaining amount due by December 1997 but if it failed to do so, the Company was prepared to take such legal action as was necessary to enforce its claim against ECI. At December 31, 1997, ECI had $106,000 worth of pants at cost in the PII warehouse. The market value of the pants was estimated to be

$150,000 and it was ECI's intention to sell those goods to pay the indebtedness to the Company. The Company believed that the goods would be sold by June 30, 1998 and the proceeds would be paid to the Company in its entirety. At December 31, 1998 the balance of this indebtness was $171,602.

In December 1998 the Company executed a one year employment agreement with Mr. Trible as its Vice President of Investor Relations providing for an annual salary of $54,000 and the issuance of 600,000 stock options. See "1996 Stock Options Plan".

The Company believes that the transactions described above were fair, reasonable and consistent with the terms of transactions that the Company could have entered into with non-affiliated third parties. All future transactions with affiliates will be approved by a majority of the Company's disinterested directors.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998.

(c) Exhibit Listing

EXHIBIT  TITLE
  NO.

  1.01   Form of Underwriting Agreement (1)
  1.02   Form of Agreement Among Underwriters(1)
  1.03   Form of Selected Dealer Agreement (1)
  1.04   Form of Representatives' Warrant(1)
  1.05   Form of Amended Underwriting Agreement (1)
  3.01   Restated Articles of Incorporation of the Registrant (1)
  3.02   Bylaws of the Registrant (1)
  4.01   Form of Warrant (1)
  4.02   Form of Common Stock Certificate (1)
  5.01 Opinion of Gary A. Agron, regarding legality of the Units (includes Consent) (1)
 10.01   1996 Employee Stock Option Plan (1)
 10.02   Office Lease and Amendments thereto (Beverly Hills, California) (1)
 10.03   Employment Agreement with Mr. Vukadinovic, as amended (1)
 10.04   Employment Agreement with Mr. Silberman, as amended (1)
 10.05   Promissory Note issued by Mr. Vukadinovic (1)
 10.06   License Agreement with J.G. Hook, Inc(1)
 10.07   Consulting Agreement with Kevin Dieball(1)
 10.08   Factoring Agreement with Commodore Factors, Inc.(1)
 10.09   Agreement with David N(1)
 10.10   Agreement with Frank Trible
 11.01   Computation of Earnings Per Share (1)
 11.02   Computation of Earnings Per Share (1)
 23.02   Consent of Gary A. Agron (See 5.01, above) (1)
 23.03   Consent of AJ. Robbins, P.C. (1)
 27.00   Financial Data Schedule

(1)      Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report be signed on behalf by the undersigned, thereunto duly authorized on March 29, 1999.

                                       RETROSPETTIVA, INC.


                                       By: /s/ Borivoje Vukadinovic
                                           ------------------------------
                                           Borivoje Vukadinovic
                                           President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1999.

            SIGNATURE                                  CAPACITY
/s/ Borivoje Vukadinovic
________________________________      Chairman of the Board of Directors, President,
Borivoje Vukadinovic                  Chief Executive Officer

/s/ Hamid Vaghar
________________________________      Chief Financial Officer (Principal Financial
Hamid Vaghar                          Officer)

/s/ Ivan Zogovic
________________________________      Director
Ivan Zogovic

/s/ Mojgan Keywanfar
________________________________      Director
Mojgan Keywanfar

/s/ S. William Yost
________________________________      Director
S. William Yost

/s/ Donald Tormey
________________________________      Director
Donald Tormey

/s/ Philip E. Graham
________________________________      Director
Philip E. Graham

/s/ Michael D. Silberman
________________________________      Director
Michael D. Silberman