Form 10-Q
period 1999-03-31
RETROSPETTIVA INC
filed 1999-05-14
CIK 1015383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, No Par Value, 3,127,916 shares as of May 11, 1999.

Transitional Small Business Disclosure Format:  Yes  [ ]   No  [X]

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

The results for the three months ended March 31, 1999 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998.

NOTE 2 - COMMON STOCK OUTSTANDING

On January 15, March 12, and April 6, 1999, 85,000, 42,916, and 100,000
common stock options were exercised, respectively by an employee of the Company. The total issued and outstanding no par value common stock as of May 11, 1999 was 3,127,916.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company contracts for the manufacture of a variety of garments, primarily basic women's sportswear which includes suits, skirts, blouses, blazers, pants, shorts, vests and dresses, using assorted fabrics including rayons, linens, cotton and wool. The Company arranges for the manufacture of garments for customers under private labels selected by its customers. It markets its products exclusively in the United States directly to large wholesalers directly and indirectly to national retailers and buying organizations, and directly to women's chain clothing stores and catalogues.

Substantially, all of the Company's garments are sold on a "package" basis pursuant to which the Company markets at fixed prices finished garments to the customer's specifications and quantity requirements, arranges for production of the garments and delivers the garments directly to the customer at the port of entry. In its marketing, the Company emphasizes these package arrangements and what it believes to be the better quality and lower prices of garments produced by skilled Macedonian workers as compared to lower paid workers in certain other regions. See Item 1.

As a package provider, the Company sources and purchases fabrics and trims, arranges for cutting and sewing, and coordinates any other services required to provide a finished garment. Since the Company manufactures its finished products only upon receipt of purchase orders from its wholesale and retail customers, it therefore does not maintain an inventory of finished products. The Company believes that in this way it minimizes the marketing and fashion risk generally associated with the apparel industry. Fabrics and trims are purchased from suppliers in China, India, Russia, Romania, Italy and the United States. After dying the fabric, if necessary, the fabric and trim are shipped to factories selected by the Company (primarily located in Macedonia) where they are manufactured into finished garments under the Company's management and quality control guidance. The finished products are then shipped directly to New York City where the Company's customers claim the goods either at the port in New York City or at a consolidating warehouse in Astoria, New York.

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

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's statements;

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  1999           1998
                                                 -----------------------
Revenues                                          100.0%         100.0%
Cost of goods sold                                 88.2%          86.1%
Gross profit                                       11.8%          13.9%
Selling, General and Administrative                 7.6%           6.9%
Operating income                                    4.2%           7.0%


THREE MONTHS ENDED MARCH 31, 1999 ("1999") COMPARED TO THREE MONTHS ENDED MARCH 31, 1998 ("1998")

SALES

Sales for 1999 were $8,219,114 which represented an increase of $32,258 or 0.4% over 1998 net sales of $8,186,856. The growth in sales was primarily attributable to increased purchases by existing customers and from new customers. Generally, the Company receives relatively small initial orders from new customers. As the relationship with the customer continues, the purchase orders often increase substantially. Net sales increases during the period reflected these increased customer orders.

COST OF GOODS SOLD

Cost of goods sold in 1999 was $7,251,725 or 88.2% of sales, an increase of $202,842 from $7,048,883 or 2.9% of sales in 1998. The increase in cost of goods sold was primarily attributable to the increase in sales. The increase in the percentage of cost of goods sold was primarily attributable to increases in cost of materials and shipping expenses.

GROSS PROFIT

Gross profit was $967,389 for 1999, a decrease of $170,584 from $1,137,973 for 1998. The gross profit percentage was 11.8% in 1999, a decrease from 13.9% in 1998. The decrease in the gross profit percentage was primarily attributable to increased cost of materials and shipping expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $625,394 or 7.6% of sales for 1999, an increase of $62,442 from $562,952 or 6.9% of sales for 1998. The increase in SG&A expense levels was primarily attributable to payments related to sales commissions, salaries, factor charges and rent.

INTEREST EXPENSE

Interest expense for 1999 was $41,353 compared to $10,161 for 1998. The increase in interest was primarily attributable to the increase in the utilization of existing financing vehicles.

PROVISION FOR INCOME TAXES

The provision for income taxes was $134,000 and $220,000 for 1999 and 1998, respectively. The decrease in the provision for income taxes for the 1999 was primarily attributable to decreased earnings.

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

While the Company believes that its own internal assessment and planning efforts with respect to external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000 concerns there can be no assurance that these efforts will successful or will not have a material adverse affect on the Company's operations.

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


Date: May 11, 1999                     RETROSPETTIVA, INC.
                                       ------------------------------
                                              (Registrant)



                                       ------------------------------
                                       Hamid Vaghar
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                               RETROSPETTIVA, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                      DECEMBER 31,         MARCH 31,
                                                                          1998               1999
                                                                      --------------------------------
CURRENT ASSETS
      Cash                                                            $   115,890          $   348,341
      Accounts receivable, net, pledged                                 1,716,697            2,831,316
      Due from factor                                                     333,053            1,199,538
      Note receivable                                                     100,333              100,333
      Note receivable, stockholder                                        291,738              317,291
      Inventories, pledged                                              8,470,702            6,226,670
      Prepaid income taxes                                                 82,016                    -
      Accrued interest receivable, stockholder                             55,370               63,302
      Due from vendors                                                  1,540,791            1,744,011
      Other                                                                74,520               73,860
                                                                      --------------------------------
           Total Current Assets                                        12,781,110           12,904,662
      PROPERTY AND EQUIPMENT, at cost, net                                 70,256               71,601
      DEFERRED TAX ASSETS                                                  41,000               41,000
      OTHER ASSETS                                                         19,110               19,010
                                                                      --------------------------------
                                                                      $12,911,476          $13,036,273
                                                                      --------------------------------
                                                                      --------------------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable, trade                                         $ 2,024,580          $ 1,708,407
      Line of credit                                                    1,507,216            1,607,223
      Note payable                                                         26,580                    -
      Accrued expenses                                                     97,723               32,014
      Accrued income taxes                                                      -                8,109
      Customer advances                                                   267,454              267,454
                                                                      --------------------------------
           Total Current Liabilities                                    3,923,553            3,623,207
                                                                      --------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - authorized 1,000,000 shares - none
      issued or outstanding
Common stock - authorized 15,000,000 shares, no par value; issued
      and outstanding 2,900,000 and 2,985,000 shares, respectively      6,258,190            6,258,190
Additional paid-in capital                                                230,000              442,500
Retained earnings                                                       2,499,733            2,712,376
                                                                      --------------------------------
      Total Stockholders Equity                                         8,987,923            9,413,066
                                                                      --------------------------------
                                                                      $12,911,476          $13,036,273
                                                                      --------------------------------
                                                                      --------------------------------


                               RETROSPETTIVA, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                   1999                  1998
                                               ---------------------------------
SALES                                          $ 8,219,114           $ 8,186,856
                                               ---------------------------------
       Total Sales                               8,219,114             8,186,856

COST OF SALES                                    7,251,725             7,048,883
                                               ---------------------------------
GROSS PROFIT                                       967,389             1,137,973

OPERATING EXPENSES
       Selling expenses                            133,380                98,918
       General and administrative                  492,014               464,034
                                               ---------------------------------
       Total Operating Expenses                    625,394               562,952
                                               ---------------------------------
INCOME FROM OPERATIONS                             341,995               575,021

OTHER INCOME (EXPENSES)
       Interest income                               2,573                17,738
       Interest income, related party                7,932                11,643
       Interest expense                            (41,353)              (10,161)
       Other income                                 35,497
       Penalities                                                        (41,612)
                                               ---------------------------------
Net Other Income (Expenses)                          4,649               (22,392)
                                               ---------------------------------
INCOME BEFORE INCOME TAXES                         346,644               552,629

PROVISION FOR INCOME TAXES                         134,000               220,000
                                               ---------------------------------
NET INCOME                                     $   212,644           $   332,629
                                               ---------------------------------
NET INCOME PER SHARE, BASIC                    $      0.07           $      0.11
                                               ---------------------------------
                                               ---------------------------------
WEIGHTED AVERAGE NUMBERS OF SHARES
       OUTSTANDING, BASIC                        2,954,778             2,900,000
                                               ---------------------------------
                                               ---------------------------------
NET INCOME PER SHARE, DILUTED                  $      0.06           $      0.10
                                               ---------------------------------
                                               ---------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
       OUTSTANDING, DILUTED                      3,291,457             3,242,528
                                               ---------------------------------
                                               ---------------------------------


                               RETROSPETTIVA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    1999                   1998
                                                                                ---------------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net income                                                                      $   212,644           $   332,629
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
        Depreciation and amortization                                                 6,870                11,985
        Services provided to reduce note receivable
        Changes in:
           Accounts receivable                                                   (1,114,619)            1,022,233
           Prepaid income taxes                                                      82,016                     -
           Due from factor                                                         (866,485)             (533,670)
           Accrued interest receivable, shareholder                                  (7,932)              (11,643)
           Advances to vendor                                                      (203,220)              (13,392)
           Advances for sales commissiosn                                                 -               (55,000)
           Inventories                                                            2,244,032              (791,770)
           Other                                                                        760                23,465
           Accounts payable and accrued expenses                                   (381,882)              261,249
           Accrued income taxes                                                       8,109                88,830
           Customer advances                                                              -              (137,385)
                                                                                ---------------------------------
                    Cash flows provided (used) by operating activities              (19,707)              197,531
                                                                                ---------------------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of fixed assets                                                        (8,215)             (159,124)
     Payments on notes receivable                                                         -                20,588
                                                                                ---------------------------------
                    Cash flows provided (used) by investing activities               (8,215)             (138,536)
                                                                                ---------------------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Loans to stockholder                                                           (25,553)              (81,841)
     Payments from stockholder                                                            -                21,048
     Proceeds from line of credit                                                   100,007               660,233
     Due to factor                                                                        -               354,530
     Payments on note payable                                                       (26,580)                    -
     Proceeds from issuance of common stock                                         212,500
                                                                                ---------------------------------
                    Cash flows provided (used) by financing activities              260,374               953,970
                                                                                ---------------------------------

NET INCREASE (DECREASE) IN CASH                                                     232,452             1,012,965
CASH IN BANK, beginning of period                                                   115,890             1,569,905
                                                                                ---------------------------------
CASH IN BANK, end of period                                                     $   348,342           $ 2,582,870
                                                                                ---------------------------------
                                                                                ---------------------------------
