Form 10QSB
period 1999-06-30
RETROSPETTIVA INC
filed 1999-08-16
CIK 1015383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, No Par Value, 3,127,916 shares as of August 10, 1999.

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

The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998.

NOTE 2 - COMMON STOCK OUTSTANDING

On January 15, March 12, and April 6, 1999, 85,000, 42,916, and 100,000
common stock options were exercised, respectively by an employee of the Company. The total issued and outstanding no par value common stock as of August 10, 1999 was 3,127,916.

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

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's statements:

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                              1998           1999        1998         1999
                                            ------------------------------------------------
Revenues                                     100.0%         100.0%      100.0%       100.0%
Cost of goods sold                            85.9%          85.2%       86.0%        87.5%
Gross profit                                  14.1%          14.8%       14.0%        12.5%
Selling, General and Administrative            5.5%          20.5%        6.3%        10.8%
Operating income                               8.5%          -5.8%        7.7%         1.2%


SIX MONTHS ENDED JUNE 30, 1999 ("1999") COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 ("1998")

SALES

Sales for 1999 were $10,852,294 which represented an decrease of $3,925,699 or 26.6% under 1998 net sales of $14,777,993. The decline in sales was primarily attributable to decreased purchases by existing customers Net sales decreases during the period reflected these decreased customer orders.

COST OF GOODS SOLD

Cost of goods sold in 1999 was $9,495,970 or 87.5% of sales, a decrease of $3,214,699 from $12,710,669 or 25.3% of sales in 1998. The decrease in cost of goods sold was primarily attributable to the decrease in sales. The increase in the percentage of cost of goods sold was primarily attributable to increases in cost of materials and shipping expenses.

GROSS PROFIT

Gross profit was $1,356,324 for 1999, a decrease of $710,999 from $2,067,323 for 1998. The gross profit percentage was 12.5% in 1999, a decrease from 14.0% in 1998. The decrease in the gross profit percentage was primarily attributable to increased cost of materials and shipping expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $1,166,002 or 10.8% of sales for 1999, an increase of $200,466 from $965,536 or 20.7%. The increase in SG&A expense levels was primarily attributable to payments related to sales commissions, salaries, factor charges and rent.

INTEREST EXPENSE

Interest expense for 1999 was $93,755 compared to $38,031 for 1998. The increase in interest was primarily attributable to the increase in the utilization of existing financing vehicles.

PROVISION FOR INCOME TAXES

The provision for income taxes was $59,000 and $510,000 for 1999 and 1998, respectively. The decrease in the provision for income taxes for the 1999 was primarily attributable to decreased earnings.

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

Date: August 10, 1999                  RETROSPETTIVA, INC.
                                       (Registrant)


                                       /s/ Hamid Vaghar
                                       ------------------------------
                                       Hamid Vaghar
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                               RETROSPETTIVA, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                  DECEMBER 31,          JUNE 30,
                                                                     1998                1999
                                                                ---------------------------------
CURRENT ASSETS
      Cash                                                      $    115,890        $     37,421
      Accounts receivable, net, pledged                            1,716,697           1,691,792
      Due from factor                                                333,053             522,076
      Note receivable                                                100,333             100,333
      Note receivable, stockholder                                   291,738             314,255
      Due from stockholder                                                 -             126,645
      Inventories, pledged                                         8,470,702           7,880,151
      Prepaid income taxes                                            82,016              66,891
      Accrued interest receivable, stockholder                        55,370              71,159
      Due from vendors                                             1,540,791           1,614,674
      Other                                                           74,520              67,812
                                                                ---------------------------------
           Total Current Assets                                   12,781,110          12,493,209
      PROPERTY AND EQUIPMENT, at cost, net                            70,256              68,792
      DEFERRED TAX ASSETS                                             41,000              41,000
      OTHER ASSETS                                                    19,110              19,295
                                                                ---------------------------------
                                                                $ 12,911,476        $ 12,622,296
                                                                ---------------------------------
                                                                ---------------------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable, trade                                   $  2,024,580        $  1,366,038
      Line of credit                                               1,507,216           1,381,498
      Note payable                                                    26,580                   -
      Accrued expenses                                                97,723              48,490
      Accrued income taxes                                                 -                   -
      Customer advances                                              267,454             267,454
                                                                ---------------------------------
           Total Current Liabilities                               3,923,553           3,063,480
                                                                ---------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - authorized 1,000,000 shares - none
  issued or outstanding
Common stock - authorized 15,000,000 shares, no par
  value; issued and outstanding 2,900,000 and 3,127,916
  shares, respectively                                             6,258,190           6,258,190
Additional paid-in capital                                           230,000             673,145
Retained earnings                                                  2,499,733           2,627,481
                                                                ---------------------------------
      Total Stockholders Equity                                    8,987,923           9,558,816
                                                                ---------------------------------
                                                                $ 12,911,476        $ 12,622,296
                                                                ---------------------------------
                                                                ---------------------------------

                               RETROSPETTIVA, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                      1998           1999            1998            1999
                                                 ------------------------------------------------------------
SALES                                            $ 6,591,137    $ 2,633,181     $ 14,777,993    $ 10,852,294
                                                 ------------------------------------------------------------
       Total Sales                                 6,591,137      2,633,181       14,777,993      10,852,294

COST OF SALES                                      5,661,787      2,244,244       12,710,669       9,495,970
                                                 ------------------------------------------------------------
GROSS PROFIT                                         929,350        388,937        2,067,323       1,356,324

OPERATING EXPENSES
       Selling expenses                               95,419        164,504          194,337         293,167
       General and administrative                    265,553        376,104          771,199         872,835
                                                 ------------------------------------------------------------
       Total Operating Expenses                      360,972        540,608          965,536       1,166,002
                                                 ------------------------------------------------------------
INCOME FROM OPERATIONS                               568,378       (151,671)       1,101,787         190,322

OTHER INCOME (EXPENSES)
       Interest income                                24,594          1,567           42,333           4,140
       Interest income, related party                 11,803          7,856           23,446          15,788
       Interest expense                              (27,869)       (52,402)         (38,031)        (93,755)
       Other income                                        -         34,755                -          70,252
Net Other Income (Expenses)                            8,528         (8,224)          27,748          (3,575)
                                                 ------------------------------------------------------------
INCOME BEFORE INCOME TAXES                           576,906       (159,895)       1,129,535         186,747

PROVISION FOR INCOME TAXES                           290,000        (75,000)         510,000          59,000
                                                 ------------------------------------------------------------
NET INCOME                                       $   286,906    $   (84,895)    $    619,535    $    127,747
                                                 ------------------------------------------------------------
NET INCOME PER SHARE, BASIC                      $      0.10    $     (0.03)    $       0.21    $       0.04
                                                 ------------------------------------------------------------
                                                 ------------------------------------------------------------
WEIGHTED AVERAGE NUMBERS OF SHARES
       OUTSTANDING, BASIC                          2,900,000      3,121,323        2,900,000       3,050,999
                                                 ------------------------------------------------------------
                                                 ------------------------------------------------------------
NET INCOME PER SHARE, DILUTED                    $      0.09    $     (0.03)    $       0.19    $       0.04
                                                 ------------------------------------------------------------
                                                 ------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
       OUTSTANDING, DILUTED                        3,183,456      3,121,323        3,183,456       3,281,863
                                                 ------------------------------------------------------------
                                                 ------------------------------------------------------------


                               RETROSPETTIVA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                               1998              1999
                                                                          ------------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net income                                                                $    619,535       $  127,748
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
        Depreciation and amortization                                           30,888           13,740
        Services provided to reduce note receivable                             30,675
        Changes in:
           Accounts receivable                                               1,112,721           24,905
           Prepaid income taxes                                                      -           15,125
           Due from factor                                                    (152,235)        (189,023)
           Prepaid license fees                                                 26,000                -
           Prepaid expenses                                                      5,024
           Accrued interest receivable, shareholder                            (23,446)         (15,789)
           Advances to vendor                                                 (350,000)         (73,883)
           Advances for sales commission                                       (55,000)               -
           Inventories                                                      (2,624,286)         590,551
           Other                                                               (51,544)           6,523
           Accounts payable and accrued expenses                               324,822         (707,775)
           Accrued income taxes                                                 16,237                -
           License fee payable                                                  17,335
           Letters of credit payable                                           539,000
           Customer advances                                                   112,615                -
                                                                          ------------------------------
                Cash flows provided (used) by operating activities            (421,659)        (207,878)
                                                                          ------------------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of fixed assets                                                 (363,449)         (12,276)
     Payments on notes receivable                                                    -          (26,580)
                                                                          ------------------------------
                Cash flows provided (used) by investing activities            (363,449)         (38,856)
                                                                          ------------------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Loans to stockholder                                                     (105,466)         (22,517)
     Payments from stockholder                                                  39,862                -
     Proceeds from line of credit                                            1,055,704         (125,718)
     Due to factor                                                                 737                -
     Payments on note payable                                                        -                -
     Proceeds from issuance of common stock                                          -          316,500
                                                                          ------------------------------
                Cash flows provided (used) by financing activities             990,837          168,265
                                                                          ------------------------------

NET INCREASE (DECREASE) IN CASH                                                205,729          (78,469)
CASH IN BANK, beginning of period                                            1,569,905          115,890
                                                                          ------------------------------
CASH IN BANK, end of period                                               $  1,775,634       $   37,421
                                                                          ------------------------------
                                                                          ------------------------------
