Form 10QSB
period 1999-09-30
RETROSPETTIVA INC
filed 1999-11-12
CIK 1015383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, No Par Value, 3,177,916 shares as of November 9, 1999.

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

The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998.

NOTE 2 - COMMON STOCK OUTSTANDING

On January 15, March 12, April 6 and September 24, 1999, 85,000, 42,916, 100,000, 50,000 common stock options were exercised, respectively by an employee of the Company. The total issued and outstanding no par value common stock as of November 9, 1999 was 3,177,916.

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

The Company has entered in to a joint venture agreement with Hamilton Design System to acquire licenses from major film studios to manufacture dolls portraying certain movie characters. The Company will provide financing, warehousing, shipping, billing, collections as well as administration to the joint venture while Hamilton Design System will design, oversee production and administer the sales force,

Except for historical information contained herein, the matters set forth may include forward-looking statements that are subject to risks and uncertainty that may cause actual results to differ materially. Such forward-looking statements that may be contained in this document could include in particular statements concerning business back-logs, operating efficiencies and capacities, capital spending, and other expenses. Among other factors that could cause actual results to differ materially are the following; dependence upon unaffiliated manufacturers and fabric suppliers, dependence on certain customers, foreign operations, competition, risks associated with significant growth, uncertainties in apparel industry, general economic conditions, seasonality, political instability, concentration of accounts receivable and possible fluctuations in operating results

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's statements:

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                               1999           1998       1999         1998
                                              ---------------------------------------------
Revenues                                      100.0%         100.0%     100.0%       100.0%
Cost of goods sold                             87.6%          90.2%      87.6%        87.7%
Gross profit                                   12.4%           9.8%      12.4%        12.3%
Selling, General and Administrative             6.6%           5.3%       9.2%         6.0%
Operating income                                5.8%           4.6%       3.3%         6.3%

NINE MONTHS ENDED SEPTEMBER 30, 1999 ("1999") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 ("1998")

SALES

Sales for 1999 were $17,380,934 which represented a decrease of $7,338,389 or 29.7% under 1998 net sales of $24,719,323. The decline in sales was primarily attributable to decreased purchases by existing customers Net sales decreases during the period reflected these decreased customer orders.

COST OF GOODS SOLD

Cost of goods sold in 1999 was $15,215,862 or 87.6% of sales, a decrease of $6,456,283 from $21,672,145 or 87.7% of sales in 1998. The decrease in cost of goods sold was primarily attributable to the decrease in sales.

GROSS PROFIT

Gross profit was $2,165,072 for 1999, a decrease of $882,106 from $3,047,178 for 1998. The gross profit percentage was 12.4% in 1999, an increase from 12.3% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $1,599,057 or 9.2% of sales for 1999, an increase of $112,495 or 7.6% from $1,486,562. The increase in SG&A expense levels was primarily attributable to payments related to sales commissions, salaries, factor charges and rent.

INTEREST EXPENSE

Interest expense for 1999 was $153,149 compared to $70,277 for 1998. The increase in interest was primarily attributable to the increase in the utilization of existing financing facilities.

OTHER INCOME

Other income for 1999 was $70,691 compared to none in 1998. The increase in other income was primarily attributed to the warehousing services rendered to one customer.

PROVISION FOR INCOME TAXES

The provision for income taxes was $188,000 and $695,250 for 1999 and 1998, respectively. The decrease in the provision for income taxes for the 1999 was primarily attributable to decreased earnings.

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

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Not applicable

                               RETROSPETTIVA, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                                                 DECEMBER 31,       SEPTEMBER 30,
                                                                                     1998                1999
                                                                                 -------------------------------
CURRENT ASSETS
      Cash                                                                       $   115,890         $    72,205
      Accounts receivable, net, pledged                                            1,716,697           1,831,705
      Due from factor                                                                333,053           2,091,887
      Note receivable                                                                100,333             100,333
      Note receivable, stockholder                                                   291,738             295,667
      Loans receivable-Jiont ventue                                                        -              82,669
      Inventories, pledged                                                         8,470,702           7,502,320
      Prepaid income taxes                                                            82,016                   -
      Accrued interest receivable, stockholder                                        55,370              78,551
      Due from vendors                                                             1,540,791           1,571,730
      Other                                                                           74,520              67,812
                                                                                 -------------------------------
                   Total Current Assets                                           12,781,110          13,694,879
      PROPERTY AND EQUIPMENT, at cost, net                                            70,256              67,041
      DEFERRED TAX ASSETS                                                             41,000              41,000
      OTHER ASSETS                                                                    19,110              18,295
                                                                                 -------------------------------
                                                                                 $12,911,476         $13,821,215
                                                                                 ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable, trade                                                    $ 2,024,580         $ 1,529,465
      Line of credit                                                               1,507,216           2,304,622
      Note payable                                                                    26,580                   -
      Accrued expenses                                                                97,723              13,712
      Income tax payable                                                                   -              63,051
      Payroll tax payable                                                                  -               6,780
      Customer advances                                                              267,454             250,000
                                                                                 -------------------------------
                   Total Current Liabilities                                       3,923,553           4,167,630
                                                                                 -------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
PREFERRED STOCK - AUTHORIZED 1,000,000 SHARES - NONE ISSUED OR OUTSTANDING
Common stock - authorized 15,000,000 shares, no par value;
      issued and outstanding 2,900,000 and 3,177,916 shares, respectively          6,258,190           6,765,480
Due from stockholder                                                                       -            (164,790)
Additional paid-in capital                                                           230,000             230,000
Retained earnings                                                                  2,499,733           2,822,895
                                                                                 -------------------------------
      Total Stockholders Equity                                                    8,987,923           9,653,585
                                                                                 -------------------------------
                                                                                 $12,911,476         $13,821,215
                                                                                 ===============================

                              RETROSPETTIVA, INC.
                             STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                             1999          1998            1999             1998
                                                         -----------------------------------------------------------
SALES                                                     $6,528,640    $9,941,330      $17,380,934      $24,719,323
                                                                   -
COST OF SALES                                              5,719,893     8,961,476       15,215,862       21,672,145
                                                         -----------------------------------------------------------

GROSS PROFIT                                                 808,747       979,854        2,165,072        3,047,178

OPERATING EXPENSES
        Selling expenses                                     124,345       208,615          417,512          402,952
        General and administrative                           308,271       312,411        1,181,545        1,083,610
                                                         -----------------------------------------------------------

        Total Operating Expenses                             432,616       521,026        1,599,057        1,486,562
                                                         -----------------------------------------------------------

INCOME FROM OPERATIONS                                       376,131       458,828          566,015        1,560,616

OTHER INCOME (EXPENSES)
        Interest income                                        7,678        36,539           27,606           78,872
        Interest income, related party                             -             -                -           23,446
        Other income                                               -             -           70,691

        Interest expense                                    (59,394)      (32,246)        (153,149)         (70,277)
                                                         -----------------------------------------------------------

Net Other Income (Expenses)                                 (51,716)         4,293         (54,852)           32,041
                                                         -----------------------------------------------------------

INCOME BEFORE INCOME TAXES                                   324,415       463,121          511,163        1,592,657

PROVISION FOR INCOME TAXES                                   129,000       185,250          188,000          695,250
                                                         -----------------------------------------------------------

NET INCOME                                                $  195,415    $  277,871      $   323,163      $   897,407
                                                         ===========================================================

NET INCOME PER SHARE, BASIC                               $     0.06    $     0.10            $0.10      $      0.31
                                                         ===========================================================

WEIGHTED AVERAGE NUMBERS OF SHARES
        OUTSTANDING, BASIC                                 3,131,177     2,900,000        3,078,018        2,900,000
                                                         ===========================================================

NET INCOME PER SHARE, DILUTED                             $     0.05    $     0.09      $      0.09      $      0.28
                                                         ===========================================================

WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING, DILUTED                               3,648,422     3,141,359        3,595,264        3,174,317
                                                         ===========================================================

                               RETROSPETTIVA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                                                              1998                     1999
                                                                                            ---------------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
  Net income                                                                               $   897,407            $   323,163
       Adjustments to reconcile net income to net cash
                    provided (used) by operating activities:
                    Depreciation and amortization                                               52,577                 20,610
                    Services provided to reduce note receivable                                      -                      -
                    Changes in:
                                Accounts receivable                                           (332,351)              (115,008)
                                Prepaid income taxes                                                 -                 82,016
                                Due from factor                                             (1,027,947)            (1,758,834)
                                Prepaid license fees                                            30,333                      -
                                Accounts receivable Mfr agent                                  103,330                      -
                                Accounts receivable Partnership                               (160,989)                     -
                                Loans receivable Joint venture                                                        (82,669)
                                Prepaid expenses                                                 5,024
                                Insurance receivable                                            (6,708)                     -
                                Accrued interest receivable, shareholder                       (36,046)               (23,181)
                                Advances to vendor                                            (350,000)               (30,939)
                                Advances for sales commissiosn                                       -                      -
                                Inventories                                                   (159,010)               968,382
                                Other                                                           (9,691)                 7,523
                                Accounts payable and accrued expenses                           19,654               (579,127)
                                Accrued income taxes                                            45,544                 63,051
                                Accrued payroll taxes                                           34,668                  6,780
                                Customer advances                                              112,615                (17,454)
                                                                                            ---------------------------------
                                      Cash flows provided (used) by operating activities      (781,590)            (1,135,687)
                                                                                            ---------------------------------

 CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
       Notes receivable                                                                         40,675                      -
       Purchase of fixed assets                                                               (500,279)               (17,395)
       Payments on notes receivable                                                                  -                (26,580)
                                                                                            ---------------------------------
                                      Cash flows provided (used) by investing activities      (459,604)               (43,975)
                                                                                            ---------------------------------

 CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
       Loans to stockholder                                                                   (194,047)                (3,929)
       Payments from stockholder                                                                     -                      -
       Proceeds from line of credit, net                                                     1,252,632                797,406
       Due to factor                                                                            (7,369)                     -
       Proceeds from issuance of common stock                                                        -                342,500
                                                                                            ---------------------------------
                                       Cash flows provided (used) by financing activities     1,051,216             1,135,977
                                                                                            ---------------------------------

NET INCREASE (DECREASE) IN CASH                                                                (189,975)              (43,685)
CASH IN BANK, beginning of period                                                             1,569,905               115,890
                                                                                            ---------------------------------
CASH IN BANK, end of period                                                                $  1,379,930           $    72,205
                                                                                            =================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Date:    November 11, 1999                  RETROSPETTIVA, INC.
                                            ---------------------------------
                                            (Registrant)


                                            /s/ Hamid Vaghar
                                            ------------------------
                                            Hamid Vaghar
                                            Chief Financial Officer
                                            (Principal Accounting Officer)