Form 10KSB
period 1999-12-31
RETROSPETTIVA INC
filed 2000-04-13
CIK 1015383

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 for the Fiscal year ended December 31, 1999.

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

   NO PAR VALUE COMMON STOCK          REDEEMABLE COMMON STOCK PURCHASE WARRANTS
     Title of Class                                  Title of Class

Check whether the issue (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $20,207,460.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 24, 2000, 3,177,916 shares of the Registrant's no par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates based on that days market close of $1.62 was approximately $5,148,224.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

Transitional Small Business Disclosure Format:  Yes  [ ]   No  [X]

                                TABLE OF CONTENTS

PART I                                                                                          PAGE
                                                                                                ----
          Item 1     Description of Business                                                     3
          Item 2     Description of Property                                                     7
          Item 3     Legal Proceedings                                                           7
          Item 4     Submission of Matters to a Vote of Security Holders                         8

PART II
          Item 5     Market for Common Equity and Related Stockholder Matters                    8
          Item 6     Management's Discussion and Analysis or Plan of Operation                   9
          Item 7     Financial Statements                                                       14
          Item 8     Changes in and Disagreements with Accountants on Accounting and            15
                     Financial Disclosure

PART III
          Item  9    Directors, Executive Officers, Promoters and Control Persons;              15
                     Compliance with section 16(a) of the exchange act
          Item 10    Executive Compensation                                                     17
          Item 11    Security Ownership of Certain Beneficial Owners and Management             19
          Item 12    Certain Relationships                                                      20

PART IV
          Item 13    Exhibits and Reports on Form 8-K                                           21

SIGNATURES                                                                                      22


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

Many countries have quotas that can apply to different types of manufactured fabrics, trim and finished goods. These quotas are imposed on goods and components imported to and exported from those countries and contribute to the overall cost of the apparel imported to and exported from those countries. In comparison, Macedonia has a quota imposed on only one category of finished goods which the Company is currently not subject to and contributes to the Company's ability to offer competitive prices

In the event that Macedonia or the United States enacts quota restrictions and charges to export or import apparel, then the costs associated with that quota could increase the unit cost of the goods exported from Macedonia and imported into the United States.

The Company constantly looks at other parts of the world to explore new opportunities for quality affordable manufacturing.

EXPAND DISTRIBUTION CHANNELS AND PRODUCT LINES. The Company plans to continue to expand to new geographic markets within the United States for its existing products while expanding its existing product lines within the basic women's sportswear market and exploring possibilities to enter new markets as women's knitwear and men's suits and shirts.

PRODUCTS

The Company offers to its customers a variety of women's sportswear. Its apparel includes many styles manufactured in rayon and linen mixes, linen and cotton mixes, all cotton, wool and other materials. The Company's garments are moderately priced ranging at retail from $12.99 to $49.99 and are marketed by the Company's customers and the Company to working women.

During 1999 the Company formed a subsidiary, Hamilton Toys, LLC (Hamilton), for the manufacture of toys related to motion pictures. The Company acquired licenses from Universal pictures to manufacture certain toys related to "The Adventures of Rocky and Bullwinkle" film.

The Company is developing both a Business to Business and a Business to Consumer web site in order to offer its products for sale to whole sellers, distributors and consumers.

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

The Company's customers include United States retailers and wholesalers as described above. The Company's customers for the year ended December 31, 1999 included three that accounted for more than 10% of sales (Customer A at 12%, Customer B at 21% and Customer C 29% or a total of 62%). A loss of any of these customers would have a material adverse effect on the Company's results of operations.

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

For the year ended December 31, 1999, Newbel Inc. ("Newbel"), Yucan and W/P Trading accounted for 26%, 31% and 12% respectively, of the Company's total fabric and finished goods purchases.

QUALITY CONTROL

The Company's quality control program is designed to provide that all of the Company's products meet the Company's and its customer's standards. The Company maintains a staff of three quality control employees in the United States and four such employees in Macedonia. The Company develops and inspects samples of each product prior to production, establishes fittings based on the sample and inspects sample fabric prior to cutting and several times during the production process. The Company, Yucan and (in the case of private label products) representatives of the Company's customers inspect final products prior to shipment.

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

TRADE NAMES

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

In December 1997, the Company entered into a factoring agreement with a New York based Factoring Company to factor its accounts receivable. The Company will receive up to 80% of the receivables at the time of factoring. This is a non-recourse factoring agreement and the

Company assigns the responsibility of the factored receivables to the Factor, except in cases of charge backs due to quality and shipping.

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

EMPLOYEES

As of December 31, 1999, the Company employed 17 individuals in Los Angeles, California, New York, New York and Macedonia including but not limited to its four executive officers, three inventory management and order control personnel, three administrative personnel and four quality control workers.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 2,200 square feet for its executive and administrative offices at 8825 West Olympic Boulevard, Beverly Hills, California 90211 at $2,378 per month pursuant to a lease expiring December 31, 2003. At the present time, the Company's current facility provides adequate space to conduct its operations.

The Company subleases 2,000 square feet of office and showroom facilities at 1359 Broadway, Suite 2102, New York, New York 10018, on a month to month basis at $2,575 per month. The Company subleases a New York apartment on a month to month basis for use by its employees traveling from Los Angeles, California and Macedonia to New York City.

The Company leases approximately 16,500 square feet for its New York warehouse at 4-05 26th Avenue, Astoria, New York at $8,250 per month.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND USE OF
         PROCEEDS

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the calendar year ended December 31, 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock has been traded on the NASDAQ Small Cap ("NASDAQ SC") under the symbol "RTRO" since September 24, 1997. On March 18, 1999, the closing bid price for the Company's common stock was $3.09 per share. The following table sets forth for the quarters indicated, the range of high and low bid prices of the Company's common stock as reported by NASDAQ.

BY QUARTER ENDED:                                                        COMMON STOCK
                                                                        HIGH       LOW
                                                                        ----       ---
Calendar 1997
          September 30, 1997......................................     $7.25      $6.63
          December 31, 1997.......................................     $7.25      $5.75
Calendar 1998
          March 31, 1998..........................................     $7.81      $5.50
          June 30, 1998...........................................     $6.88      $5.50
          September 30, 1998......................................     $6.19      $1.63
          December 31, 1998.......................................     $4.19      $1.53
 Calendar 1999
          March 31, 1999..........................................     $4.88      $3.06
          June 30, 1999  .........................................     $1.63      $1.38
          September 30, 1999......................................     $1.94      $1.50
          December 31, 1999.......................................     $1.38      $1.13
 Calendar 2000
          March 31, 2000..........................................     $1.56      $1.50


The above quotations were reported by NASDAQ and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

HOLDERS

The approximate number of the Company's record and beneficial stockholders as of March 31, 2000 was 850.

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

OVERVIEW

The Company contracts for the manufacture of a variety of garments, primarily basic women's sportswear which includes skirts, blouses, blazers, pants, shorts, vests and dresses, using assorted fabrics including rayon, linens, cotton and wool. The Company arranges for the manufacture of garments for customers under private labels selected by its customers. It markets its products exclusively in the United States directly to large wholesalers, directly and indirectly to national retailers and buying organizations, and directly to women's chain clothing stores and catalogues.

Most of the Company's garments are sold on a "package" basis pursuant to which the Company markets at fixed prices finished garments to the customer's specifications and quantity requirements, arranges for production of the garments and delivers the garments directly to the customer. In its marketing, the Company emphasizes these package arrangements and what it believes to be the better quality and lower prices of garments produced by skilled Macedonian workers as compared to lower paid workers in certain other regions. See Item 1.

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

The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 1999, 1998 and 1997. This discussion should be read in conjunction with the Company's financial statements, the notes related thereto, and the other financial data included elsewhere in this filing.

RESULTS OF OPERATIONS

                                                      YEAR ENDED DECEMBER 31,
NOTE: ALL FIGURES IN PERCENTAGES
EXCEPT EARNINGS PER SHARE                    1999              1998            1997
                                            ------             -----         --------
Net sales                                     100%              100%           100.0%
Cost of goods sold                            86.7              87.1             85.8
Gross profit                                  13.3              12.9             14.2
Selling, general and admin. Exp.              12.1               7.6              4.6
Interest expense                               1.1              0.39             0.02
Net income                                     0.5               3.0              5.8
Earnings per share                         $  0.03              0.28         $   0.55


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, AND 1998 (THE "1999 YEAR" AND "1998 YEAR", RESPECTIVELY.)

SALES

Sales for the 1999 Year were $20,207,460 which represented a decrease of $7,327,076 or 26.6% over the 1998 Year net sales of $27,534,536. The decrease in sales was primarily attributable to the decrease in the volume of business ordered by existing customers and new customers. This was in part attributed to the out break of the conflict in the Balkans which had an adverse effect on the Company's second quarter sales.

The Company intends to continue to evaluate its strategies to remain competitively responsive to the market. The Company may in the future elect to adopt different market strategies including but not limited to start manufacturing under its own labels. It is one of the Company's strategies to continue to simultaneously increase productive capacity to meet the growth in orders and to create a more diverse and less concentrated portfolio of business. This strategy is designed to reduce the extent of impact, which could be material and adverse, that the loss of any one or more customers might have on the Company's overall results of operations and capital resources. The Company currently can not assess the extent to which this strategy will be successful.

GROSS PROFIT

Gross profit was $2,685,363 for the 1999 Year, a decrease of $857,267 from $3,542,630 for the 1998 Year. The gross profit percentage was 13.3% in the 1999 Year, an increase from 12.9% in the 1998 Year. The decrease in gross profit was primarily attributable to decrease in gross sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $2,444,841 or 12.1% of sales for the 1999 Year, an increase of $344,957 from $2,099,884 or 7.6% of sales for the 1998 Year. The increase in expenses was attributable to the increase in commission expenses, trade show expenses, printing, license fees, office salaries, officer salaries, bank charges and factor charges.

INTEREST EXPENSE

Interest expense for the 1999 Year was $236,718 an increase of $131,278 compared to $105,440 for the 1998 Year. Interest expense was primarily attributable to the Company's utilization of its line of credit and factoring arrangement.

PROVISION FOR INCOME TAXES

The provision for income taxes was $46,000 and $629,363 for the 1999 and 1998 Years, respectively. The marginal tax rate experience of the Company has been approximately 40%.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company has 575,000 warrants outstanding with an exercise price of $7.50 per warrant expiring September 23, 2002. The Company has 50,000 underwriter warrants outstanding with an exercise price of $14.40 per unit. Each unit consists of two shares of the Company's common stock and one warrant as described above. The Company does not know whether the warrants will be exercised in 2000. Without exercise of those warrants, the Company may need to limit its growth in order to more efficiently manage its available funds and funds generated by operations.

The Company is utilizing a $3.5 million line of credit and its credit facility arrangement with a New York factoring company.

CASH FLOWS USED BY OPERATING ACTIVITIES

Operating activities used net cash of $884,450. Cash flows used by operating activities were primarily attributable to purchases of raw materials, trim and finished goods required to support the Company's corresponding increase in customer orders, increases in accounts payable and utilization of customer advances.

CASH FLOWS USED FOR INVESTING ACTIVITIES

The Company's cash flow used by investing activities totaled $65,104. Cash flows used by investing activities were primarily attributable to the purchase of equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows from financing activities totaled $919,521. Cash flows from financing activities were primarily attributable to the Company's use of its line of credit.

CAPITAL RESOURCES

Since its formation, the Company has financed its operations and met its capital requirements primarily through its public offering, cash flows from operations, customer advances, exercise of Stock Options and credit facilities.

The initial use of IPO funds was to repay certain debt and to purchase raw materials for working capital and the eventual purchase of wool manufacturing equipment. The Company's primary need for cash is for working capital purposes. The Company may raise capital through the issuance of long-term or short-term debt, or the issuance of securities in private or public transactions to fund future expansion of its business. There can be no assurance that acceptable financing for future transactions can be obtained.

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

SEASONALITY

The Company's revenues and operating results have exhibited some degree of seasonality in past periods. Typically, the Company experiences its highest sales in the first and fourth quarters and its lowest sales in the second and third quarters. In 1999 the Company experienced its highest sales in the first and third quarters.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, KEY EMPLOYEES AND CONTROL PERSONS

                                                                                           OFFICER OR
    NAME                    AGE                 POSITION                                 DIRECTOR SINCE
    ----                    ---                 --------                                 --------------
Borivoje Vukadinovic        41    Chief Executive Officer, President, Chairman of the         1991
                                  Board (1)
Hamid Vaghar                35    Chief Financial Officer, Director                           1998
Ivan Zogovic                41    Chief Operations Officer, Director                          1996
Mojgan Keywanfar            36    Controller, Director, Corporate Secretary                   1996
S. William Yost             71    Director (1), (2)                                           1996
Donald E. Tormey            68    Director (1), (2)                                           1996
Sol Schalman                75    Director (1), (2)                                           1999

KEY EMPLOYEES
Jovica Kecman               39    General Manager-International Quality Control


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

HAMID VAGHAR has served as Controller of Retrospettiva since the Company's inception and was promoted to Chief Financial Officer in October 1998. From March 1990 to January 1993, he was an accountant with EB Accounting a California based accounting firm which conducted various accounting services for companies in the garment district of Los Angeles. In January 1993 he became a partner in Mid-West Consultants and continued his accounting career in that capacity until 1998. He earned a Bachelor degree in Natural Sciences and an MBA from University of Poona, India.

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

S. WILLIAM YOST became a director of the Company in May 1996. He has been an adjunct professor of Operations and Technology Management at the Anderson Graduate School of Management of the University of California, Los Angeles, since 1986. During his tenure at Anderson, Dr. Yost has developed two new graduate courses, Managing Service and Managing Entrepreneurial Operations.
In addition, he has over 20 years experience in industrial positions together with four years as a presidential appointee in the executive branch of the federal government, three years in Management Consulting and in the early 1980's as the Assistant Commissioner of the Trademark and Patent Office of the United States Government in Washington, D.C.. Dr. Yost holds a doctorate in Business Administration (DBA) from the Harvard Business School, and MBA from the Anderson Graduate School of Management at the University of California, Los Angeles, and a B.A. from the University of California, Berkeley. He serves on the Board of Directors of a number of small privately held companies and is a consultant to a variety of public and private clients.

DONALD TORMEY became a director of the Company in May 1996. From 1958 until he retired in 1995, Chevron Corporation employed him in a number of positions culminating as the Refinery General Manager in El Segundo, California from 1994 until his retirement. He holds a BSCE degree in engineering from the University of Wisconsin School of Engineering.

SOL SCHALMAN became a director of the Company in September 1999. He received a Bachelors degree in Business Administration with a major in accounting from UCLA in 1940. He served in the US Army from 1941 to 1946 and was discharged in 1964 with rank of Captain in the Finance Dept. He was licensed as a Certified Public Accountant in California in June 1948 and practiced as a sole practitioner ever since. He was involved in Real Estate development from 1955 to 1962, owned and operated the Beverly Comstock Hotel in LA from 1962 to 1976 and also is licensed as a Certified Public Accountant in Nevada.

KEY EMPLOYEES

JOVICA KECMAN has been employed by the Company as general manager of international quality control since 1990. Mr. Kecman earned a degree in economics from the University of Banja Luka. He is Mr. Vukadinovic's brother-in-law.

ITEM 10.  EXECUTIVE COMPENSATION

The following table discloses all compensation awarded to, received by, and paid to the Chief Executive Officer of the Company for the year ended December 31, 1999. No other executive officer's annual compensation exceeded $100,000 in 1999.

                                                                                            LONG TERM COMPENSATION
                                                                      -------------------------------------------------------------
                       ANNUAL COMPENSATION                                AWARDS                         PAYOUTS
                      -------------------------------------------------------------------------------------------------------------
        (a)            (b)       (c)       (d)           (e)              (f)            (g)               (h)           (j)
                                                        OTHER          RESTRICTED                                        ALL
 NAME AND PRINCIPAL                                     ANNUAL           STOCK                            LTIP          OTHER
      POSITION         YEAR   SALARY($)   BONUS($)  COMPENSATION($)    AWARD(S)($)   OPTIONS/SARS(#)    PAYOUTS($)  COMPENSATION($)
-----------------------------------------------------------------------------------------------------------------------------------
Borivoje Vukadinovic   1999    150,000     12,500         -0-             -0-               -0-           -0-           -0-
                       1998     95,000     7,917          -0-             -0-           100,000           -0-           -0-
   Chief Exe.Officer   1997     80,001       -0-          -0-             -0-               -0-           -0-           -0-
                       1996     40,928       -0-          -0-             -0-         1,358,067(1)        -0-           -0-
                       1995     26,500       -0-      34,258(2)           -0-               -0-           -0-           -0-
                       1994     46,576       -0-      25,886(2)           -0-               -0-           -0-           -0-


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

As of the date of this filing, 2,736,635 options have been granted under the Plan to officers, directors, employees and consultants including 1,577,195 options granted to Messrs. Vukadinovic and Silberman, an aggregated 71,478 options granted to the Company's three non-employee directors and 1,087,962 options to other employees and consultants. The per share exercise prices range from $0.63 to $6.25, which prices represent at least the fair market value of Company's Common Stock on the respective dates the options were granted, based on prior sales of the Company's Common Stock. The table below sets forth the total number of options issued to each executive officer and director of the Company and the exercise price. Messrs. Vukadinovic's and Silberman's options are exercisable until April 2006. The remaining options expire at various times in 2006 and 2008. There was an amendment filed to the 1996 Stock Option Plan which provided for an additional 1,000,000 options.

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

In December 1998, the Board granted 600,000 options to Frank Trible. 85,000 options were vested immediately and the remaining 515,000 will vest in twelve monthly installments of 42,916 options per month starting March 1999. The Board also approved incentive option grants to various officers, employees and consultants. The following table sets forth all stock options granted to the Company's executive officers and directors through December 31, 1999.

                                                                    PERCENT OF
                                                                  TOTAL OPTIONS
                                                TOTAL NUMBER OF     GRANTED TO    EXERCISE   EXPIRATION
NAME OF EXECUTIVE OFFICER OR DIRECTOR           OPTIONS ISSUED      EMPLOYEES       PRICE       DATE
-------------------------------------------------------------------------------------------------------
Borivoje Vukadinovic                               1,458,067 [1]       53.3         (1)        (1)
Ivan Zogovic                                          81,712            3.0         [2]        [3]
Mojgan Keywanfar                                      81,712            3.0         [2]        [3]
Hamid Vaghar                                          50,000            1.8        $ 1.25      2008
S. William Yost                                       23,826            0.9        $ 2.94      2006
Donald E. Tormey                                      23,826            0.9        $ 2.94      2006
Sol Schalman                                          23,826            0.9        $ 2.25      2004
                                                  ----------        -------
Totals                                             1,862,097           68.2


(1) Consists of 166,777 options exercisable at $.63 per share, 1,191,290 options exercisable at $6.00 per share and 100,000 options exercisable at $1.25 per share.

(2) Number of options and exercise prices; consists of 35,739 options exercisable at $2.94 per share and 30,973 options exercisable at $1.68 per share and 15,000 options exercisable at $1.25 per share as to each individual.

(3) Represents stock options to purchase up to 11,913 shares exercisable until May 2006, 30,973 shares exercisable until April 2006, 23,826 shares exercisable until April 2006 and 15,000 shares exercisable until December 16, 2008.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the ownership of the Company's common stock as of December 31, 1999, by (i) each person who is known by the Company to own of record of beneficially more than 5% of the Company's common stock, (ii) the Company's Chief Executive Officer and each of the Company's directors and (iii) all directors and officers of the Company as a group. The persons listed in the table have sole voting and investment powers with respect to the shares of common stock and the address of each person is in care of the Company at 8825 West Olympic Boulevard, Beverly Hills, California 90211.

                         NAME                              AMOUNT OF     PERCENT OF
                                                           OWNERSHIP       CLASS
Borivoje Vukadinovic(1)                                     2,404,054       46.3%
Hamid Vaghar(2)                                                50,000        1.0%
Ivan Zogovic(3)                                                81,712        1.6%
Mojgan Keywanfar(3)                                            81,712        1.6%
S. William Yost(4)                                             23,826        0.4%
Donald E. Tormey(4)                                            23,826        0.4%
Sol Schalman(5)                                                23,826        0.4%
                                                          -----------
All officers and directors as a group (8 persons)           2,688,956


(1) Includes stock options to purchase up to 1,191,290 shares of common stock at $6.00 per share, 166,777 shares at $.63 per share exercisable until April 2006 and 100,000 shares at $1.25 until December 2008.

(2) Includes stock options to purchase up to 50,000 shares of common stock at $1.25 until December 2008

(3) Represents stock options to purchase up to 30,973 shares at $1.68 per share exercisable until April 2006, 11,913 shares at $2.94 per share exercisable until May 2006, 23,826 shares at $2.94 per share exercisable until April 2006 and 15,000 share at $1.25 exercisable until December 2008 .

(4) Represents stock options to purchase up to 23,826 shares of common stock at $2.94 per share exercisable until May 2006.

(5) Represents stock options to purchase up to 23,826 shares of common stock at $2.25 per share exercisable until September 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 1996, the Company executed a three-year employment agreement with Mr. Vukadinovic, its Chief Executive Officer, and Mr. Silberman, its Chief Financial Officer until October 1998, providing for annual salaries of $95,000 and $60,000 respectively, upon an IPO or merger of the Company with a publicly-traded company. In connection with their employment, Messrs. Vukadinovic and Silberman received options under the plan to purchase 1,191,290 shares and 119,128 shares, respectively, of the Company's common stock. Mr. Silberman also received 81,007 shares of common stock for services rendered valued at $.0042 per share on the date of grant, or an aggregate value on such date of $34,000.

At December 31, 1999, Mr. Vukadinovic was indebted to the Company in the amount of $300,160 advanced by the Company under a credit facility granted to Mr. Vukadinovic in the maximum amount of $300,000 and evidenced by a promissory note. The promissory note is unsecured, bears no interest and is due on demand. The sums advanced to Mr. Vukadinovic were primarily used by him to pay certain medical and related expenses of a family member.

Until December 31, 1996, Mr. Vukadinovic was a 22.5% stockholder in Easy Concepts, Inc. ("ECI"), an apparel customer of the Company. At December 31, 1996 and December 31, 1997, ECI was indebted to the Company for apparel purchases on open account in the amounts of $1,182,202 and $218,457 respectively. On January 1, 1997 Mr. Vukadinovic returned all of his ECI stock to ECI for no consideration. He elected to do so because he had received his ECI stock for nominal consideration in the form of services rendered and he wanted to eliminate any potential for conflict of interest caused by his ECI stockholdings. He was never an officer or director of ECI and ECI is no longer a customer of the Company.

The Company used a portion of a consolidating warehouse in Astoria, New York for short term storage and for consolidating services in connection with finished goods imported from Macedonia pending pick up by the Company's customers. Positive Influence, Inc. ("PII"), the owner of the warehouse and the provider of the consolidating services, is a non-affiliated former customer of the Company which was indebted to the Company in the amount of $86,851 at December 31, 1999 for goods previously purchased from the Company. The Company was charged an average of approximately $10,000 per month for use of the warehouse and for consolidating services provided by PII which amount is deducted from the amount owed by PII to the Company. PII also provides Easy Concepts, Inc. ("ECI"), a former affiliate of the Company, with warehouse space and consolidating services. Charges due from ECI to PII were also deducted from the amount owed by PII to the Company and ECI paid such amounts directly to the Company. Consolidating services involved accepting finished goods shipments, combining the goods into larger quantities for pickup by, or delivery to, customers and storage of the goods prior to customer acceptance.

In July 1997, Mr. Vukadinovic personally guaranteed the Company's line of credit with Merrill Lynch Business Financial Services Inc. in the amount of up to $500,000. In November 1997, the line of credit was increased to a maximum of $1,500,000 based on a formula. In July 1998 this line of credit was paid off and Mr. Vukadinovic guarenteed the Company's line of credit with Imperial Bank in the maximum amount of $3,500,000 based on a formula.

At December 31, 1997, ECI's indebtedness to the Company was $218,457 The amount related to apparel purchased through February 1997 and at that time was more than 180 days past due. As the indebtedness was incurred on open account for apparel purchases, the amount was not evidenced by a promissory note, no interest had been charged and there was no maturity date for full payment. However, the Company believed that ECI would pay off the remaining amount due by December 1997 but if it failed to do so, the Company was prepared to take such legal action as was necessary to enforce its claim against ECI. At December 31, 1997, ECI had $106,000 worth of pants at cost in the PII warehouse. The market value of the pants was estimated to be $150,000 and it was ECI's intention to sell those goods to pay the indebtedness to the Company.

The Company believed that the goods would be sold by June 30, 1998 and the proceeds would be paid to the Company in its entirety. At December 31, 1999 the balance of this indebtness was $46,854.

In December 1998 the Company executed a one year employment agreement with Mr. Trible as its Vice President of Investor Relations providing for an annual salary of $54,000 and the issuance of 600,000 stock options. See "1996 Stock Option Plan". As of February 15, 2000, Mr. Trible is no longer an employee of the Company and all 322,084 Stock Options not exercised by him have been forfeited. In addition Mr. Trible is indebted to the Company in amount of $164,790 which is past due and may require litigation to collect.

The Company believes that the transactions described above were fair, reasonable and consistent with the terms of transactions that the Company could have entered into with non-affiliated third parties. All future transactions with affiliates will be approved by a majority of the Company's disinterested directors.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1999.

(c)  Exhibit Listing

 EXHIBIT NO.   TITLE
    1.01       Form of Underwriting Agreement (1)
    1.02       Form of Agreement Among Underwriters(1)
    1.03       Form of Selected Dealer Agreement (1)
    1.04       Form of Representatives' Warrant(1) 1.05 Form of Amended Underwriting Agreement (1)
    3.01       Restated Articles of Incorporation of the Registrant (1)
    3.02       Bylaws of the Registrant (1)
    4.01       Form of Warrant (1)
    4.02       Form of Common Stock Certificate (1)
    5.01       Opinion of Gary A. Agron, regarding legality of the Units (includes Consent) (1)
   10.01       1996 Employee Stock Option Plan (1)
   10.02       Office Lease and Amendments thereto (Beverly Hills, California) (1)
   10.03       Employment Agreement with Mr. Vukadinovic, as amended (1)
   10.04       Employment Agreement with Mr. Silberman, as amended (1)
   10.05       Promissory Note issued by Mr. Vukadinovic (1)
   10.06       License Agreement with J.G. Hook, Inc(1)
   10.07       Consulting Agreement with Kevin Dieball(1)
   10.08       Factoring Agreement with Commodore Factors, Inc.(1)
   10.09       Agreement with David N (1)
   10.10       Agreement with Frank Trible
   11.01       Computation of Earnings Per Share (1)
   11.02       Computation of Earnings Per Share (1)
   23.02       Consent of Gary A. Agron (See 5.01, above) (1)
   23.03       Consent of AJ. Robbins, P.C. (1)
   27          Financial Data Schedule


(1) Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report be signed on behalf by the undersigned, thereunto duly authorized on April 10, 2000.


                                       RETROSPETTIVA, INC.


                                       By: /s/ Borivoje Vukadinovic
                                          --------------------------------
                                          Borivoje Vukadinovic
                                          President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 7, 2000.


           SIGNATURE                                                CAPACITY


/s/ Borivoje Vukadinovic
----------------------------------     Chairman of the Board of Directors,
Borivoje Vukadinovic                   President, Chief Executive Officer


/s/ Hamid Vaghar
----------------------------------     Chief Financial Officer (Principal
Hamid Vaghar                           Financial Officer)


/s/ Ivan Zogovic
----------------------------------     Director
Ivan Zogovic


/s/ Mojgan Keywanfar
----------------------------------     Director
Mojgan Keywanfar


/s/ S. William Yost
----------------------------------     Director
S. William Yost


/s/ Donald Tormey
----------------------------------     Director
Donald Tormey


/s/ Sol Schalman
----------------------------------     Director
Sol Schalman

                         INDEX TO FINANCIAL STATEMENTS


                                                                      PAGE
                                                                      ----
Independent Auditors' Report                                           F-2

Consolidated Balance Sheet                                             F-3

Statements of Income                                                   F-5

Statements of Changes in Stockholders' Equity                          F-6

Statements of Cash Flows                                               F-7

Notes to Consolidated Financial Statements                             F-8


                         INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS
RETROSPETTIVA, INC.
BEVERLY HILLS, CALIFORNIA


We have audited the accompanying consolidated balance sheet of Retrospettiva, Inc. and subsidiary as of December 31, 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. We have also audited the statements of income, changes in stockholders' equity and cash flows of Retrospettiva, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Retrospettiva, Inc. and subsidiary as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Retrospettiva, Inc. for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


                                       AJ. ROBBINS, P.C.
                                       CERTIFIED PUBLIC ACCOUNTANTS
                                       AND CONSULTANTS


DENVER, COLORADO
FEBRUARY 22, 2000

                      RETROSPETTIVA, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999

                                    ASSETS
                                    ------

CURRENT ASSETS:
     Cash                                                                       $    85,857
     Accounts receivable, net, pledged                                            1,088,811
     Due from factor                                                                742,950
     Note receivable, current portion, pledged                                       36,000
     Note receivable, stockholder, pledged                                          300,160
     Inventories, pledged                                                        10,253,949
     Income taxes receivable                                                         72,949
     Accrued interest receivable - stockholder                                       78,551
     Due from vendors                                                               580,882
     Product development costs                                                      179,721
     Other current assets                                                            87,812
                                                                                -----------

           Total Current Assets                                                  13,507,642

PROPERTY AND EQUIPMENT, at cost, net, pledged                                     1,085,117

NOTES RECEIVABLE, net of current portion, pledged                                    50,851

DEFERRED TAX ASSETS, net of current portion                                          47,000

OTHER ASSETS                                                                         18,295
                                                                                -----------

                                                                                $14,708,905
                                                                                ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      RETROSPETTIVA, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET (CONTINUED)
                               DECEMBER 31, 1999

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
   Accounts payable, trade                                                      $ 3,126,098
   Line of credit                                                                 2,110,817
   Accrued expenses                                                                  45,621
                                                                                -----------

         Total Current Liabilities                                                5,282,536
                                                                                -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - authorized 1,000,000 shares- none issued or
     outstanding                                                                          -

   Common stock - authorized 15,000,000 shares, no par value;
     issued and outstanding 3,177,916 shares                                      6,765,480

   Subscription receivable                                                         (164,790)

   Additional paid-in capital                                                       230,000

   Retained earnings                                                              2,595,679
                                                                                -----------

         Total Stockholders' Equity                                               9,426,369
                                                                                -----------

                                                                                $14,708,905
                                                                                ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      RETROSPETTIVA, INC. AND SUBSIDIARY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1999 (CONSOLIDATED)
                           AND 1998 (UNCONSOLIDATED)


                                                                 1999           1998
                                                             -----------    -----------
SALES                                                        $20,207,460    $27,534,536

COST OF SALES                                                 17,522,097     23,991,906
                                                             -----------    -----------

GROSS PROFIT                                                   2,685,363      3,542,630
                                                             -----------    -----------

OPERATING EXPENSES:
     Selling expenses                                            729,189        638,893
     General and administrative                                1,715,652      1,460,991
                                                             -----------    -----------

     Total Operating Expenses                                  2,444,841      2,099,884
                                                             -----------    -----------

INCOME FROM OPERATIONS                                           240,522      1,442,746
                                                             -----------    -----------

OTHER INCOME (EXPENSE):
     Interest income - related party                              15,788         34,332
     Interest expense                                           (236,718)      (105,440)
     Other income                                                122,354         73,272
                                                             -----------    -----------

     Net Other Income (Expense)                                  (98,576)         2,164
                                                             -----------    -----------

INCOME BEFORE INCOME TAXES                                       141,946      1,444,910

INCOME TAX PROVISION                                              46,000        629,363
                                                             -----------    -----------

NET INCOME                                                   $    95,946    $   815,547
                                                             ===========    ===========

BASIC EARNINGS PER COMMON SHARE                              $       .03    $       .28
                                                             ===========    ===========

AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING              3,103,198      2,900,000
                                                             ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                            $       .03    $       .22
                                                             ===========    ===========

AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING            3,648,157      3,682,828
                                                             ===========    ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999 (CONSOLIDATED)
                            AND 1998 (UNCONSOLIDATED)


                                        Common Stock                      Additional
                                  ----------------------- Subscription     Paid-In      Retained
                                    Shares      Amount     Receivable      Capital      Earnings       Total
                                  ----------  -----------  ----------    -----------   -----------  -----------

BALANCES, DECEMBER 31, 1997        2,900,000  $ 6,258,190  $     -        $   230,000   $ 1,684,186  $ 8,172,376

Net income for the year                 -            -           -               -          815,547      815,547
                                  ----------  -----------  -----------    -----------   -----------  -----------

BALANCES, DECEMBER 31, 1998        2,900,000    6,258,190        -            230,000     2,499,733    8,987,923

Stock options exercised              277,916      507,290    (164,790)           -             -         342,500

Net income for the year                 -            -           -               -           95,946       95,946
                                  ----------  -----------  -----------    -----------   -----------  -----------


BALANCES, DECEMBER 31, 1999        3,177,916  $ 6,765,480  $ (164,790)    $   230,000   $ 2,595,679  $ 9,426,369
                                  ==========  ===========  ===========    ===========   ===========  ===========




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999 (CONSOLIDATED)
                            AND 1998 (UNCONSOLIDATED)


                                                                                         1999              1998
                                                                                    ------------      ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income                                                                          $     95,946      $    815,547
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Bad debt expense                                                                     79,481           102,699
     Depreciation and amortization                                                       136,907            27,940
     Deferred income taxes                                                                (6,000)           (7,000)
     Services and rent provided to reduce note receivable                                 13,482           102,824
     Changes in:
       Accounts receivable                                                               548,405         1,139,374
       Product development costs                                                        (179,721)           -
       Due from joint venturer                                                           (20,000)           -
       Due from factor                                                                  (409,897)         (333,053)
       Inventories                                                                    (1,783,247)       (2,080,806)
       Accrued interest - related party                                                  (23,181)          (34,328)
       Due from vendors                                                                 (134,362)         (322,811)
       Other current assets                                                                6,708             5,479
       Prepaid income taxes                                                                9,067           (82,016)
       Accounts payable and accrued expenses                                           1,049,416          (825,457)
       Accrued income taxes                                                               -               (160,966)
       Customer advances                                                                (267,454)          130,069
                                                                                    ------------      ------------

         Cash flows (used) by operating activities                                      (884,450)       (1,522,505)
                                                                                    ------------      ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (57,497)       (1,132,883)
   Loans to stockholder                                                                 (112,892)          (91,189)
   Collections on note receivable, stockholder                                           104,470            -
   Other assets                                                                              815           (14,501)
                                                                                    ------------      ------------

         Cash flows (used) by investing activities                                       (65,104)       (1,238,573)
                                                                                    ------------      ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Payments on note payable                                                              (26,580)         (104,544)
   Proceeds from line of credit                                                        5,841,382         3,827,106
   Payments on line of credit                                                         (5,237,781)       (2,415,499)
   Proceeds from issuance of common stock                                                342,500              -
                                                                                    ------------      ------------

         Cash flows provided by financing activities                                     919,521         1,307,063
                                                                                    ------------      ------------

NET (DECREASE) IN CASH                                                                   (30,033)       (1,454,015)

CASH AND CASH EQUIVALENTS, beginning of period                                           115,890         1,569,905
                                                                                    ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                                            $     85,857      $    115,890
   SEE NOTE 13                                                                      ============      ============



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

During 1999 the Company formed a subsidiary, Hamilton Toys, LLC (Hamilton), for the manufacture of toys related to "The Adventures of Rocky and Bullwinkle" film.

CONSOLIDATION AND MINORITY INTEREST
The Company and its subsidiary Hamilton, in which it exercises control through majority ownership are consolidated and all inter-company accounts and transactions are eliminated. The Company's percentage of ownership for the year ended December 31, 1999 was 60%.

The consolidated financial statements of the Company include 100% of the assets, liabilities, equity and operations of the subsidiary. The remaining ownership interests of the other venturer will be recorded as minority interests when the venturer contributes equity.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

ACCOUNTS RECEIVABLE
The Company provides an allowance for doubtful accounts, as needed, for accounts deemed uncollectible. Allowance for uncollectible accounts was $205,653 at December 31, 1999.

INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out) or market.

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost. Depreciation and amortization expense is generally provided on a straight-line basis using estimated useful lives of 5-10 years for equipment. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense of property and equipment was $136,907 and $27,940 for the years ended December 31, 1999 and 1998, respectively.

PRODUCT DEVELOPMENT COSTS
At December 31, 1999 the Company had $179,721 of unamortized product development costs related to specific products of Hamilton. These costs are capitalized until sales are generated. These costs will be amortized over one year, the expected sale period.

REVENUE RECOGNITION
Revenue is recognized when sold merchandise has cleared customs in the United States and is available to be shipped to customers from a port of entry or when the goods are consolidated and shipped from the Company's warehouse in New York.

INCOME TAXES
The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. (See Note 11)

EARNINGS PER COMMON SHARE
Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128) was issued in February 1997 (effective for financial statements issued for periods ending after December 15, 1997). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

                     RETROSPETTIVA, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In 1999 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption by the Company of Statement 133 did not impact the Company's financial statements.

RECLASSIFICATION
Certain amounts reported in the Company's financial statements for the year ended December 31, 1998 have been reclassified to conform to the current year presentation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the Company's financial instruments, which principally include cash, trade receivables, notes receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of the Company's debt instruments are based on the current borrowing rates available for financings with similar interest rates. At December 31, 1999 the carrying value of all financial instruments was not materially different from fair value.

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

                     RETROSPETTIVA, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

While the Company believes that its own internal assessment and planning efforts with respect to its external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000 concerns, there can be no assurance that these efforts will be successful or will not have a material adverse effect on the Companies' operations. Costs in connection with compliance were not significant.

To date, the Company has not experienced any interruptions with respect to the Year 2000 issue, but cannot reasonably predict with certainty that they will not experience any interruptions.

CREDIT RISK
The Company sells its merchandise principally to customers throughout the United States. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented have not exceeded management's estimates.

Three customers accounted for 93% of the non-factored accounts receivable balance at December 31, 1999.

The Company maintains all cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

SIGNIFICANT CUSTOMERS
Individual customers aggregating in excess of 10% of net sales are as follows:

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                      --------------------------
                                                          1999           1998
                                                      -----------    -----------
SALES
Customer A                                            $ 2,333,366    $      -
Customer B                                            $ 4,297,956    $ 9,414,735
Customer C                                            $ 5,898,082    $ 8,126,760
Customer D                                            $      -       $ 4,486,144


NOTE 2 - DUE FROM VENDORS

Due from vendors consist of funds advanced by the Company to vendors and chargebacks to vendors for merchandise in prior years. The amounts will be recouped within one year in the form of vendor credits.

                      RETROSPETTIVA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                           DECEMBER 31,
                                                               1999
                                                          ------------
Finished goods                                            $  2,917,406
Work-in-process                                              4,053,545
Raw materials                                                3,282,998
                                                          ------------

                                                          $ 10,253,949
                                                          ============

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

NOTE 4 - EARNINGS PER SHARE

                                                     FOR THE YEAR ENDED DECEMBER 31, 1999
                                                   ----------------------------------------
                                                     INCOME          SHARES       PER SHARE
                                                   (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                   -----------    -------------   ---------
BASIC EPS
     Income available to common stockholders        $  95,946       3,103,198     $     .03

EFFECT OF DILUTIVE SECURITIES
     Options and warrants                                -            544,959          *
                                                    ---------      ----------     ---------

DILUTED EPS
     Income available to common stockholders
      including assumed conversions                 $  95,946       3,648,157     $     .03
*Less than $.01                                     =========      ==========     =========

                 RETROSPETTIVA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - EARNINGS PER SHARE (CONTINUED)

                                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                                    --------------------------------------------
                                                       INCOME           SHARES         PER SHARE
                                                    (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                    -----------     -------------    -----------

BASIC EPS
     Income available to common stockholders        $   815,547        2,900,000     $      0.28

EFFECT OF DILUTIVE SECURITIES
     Options and warrants                                  -             782,828            (.06)
                                                    -----------      -----------     -----------
DILUTED EPS
     Income available to common stockholders
      including assumed conversions                 $   815,547        3,682,828     $       .22
                                                    ===========      ===========     ===========



NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                            DECEMBER 31,
                                                                1999
                                                            ------------
Automobile                                                  $     20,568
Furniture and fixtures                                           113,286
Factory equipment                                              1,125,271
Leasehold improvements                                            57,246
                                                            ------------

         Total                                                 1,316,371

Less accumulated depreciation and amortization                   231,254
                                                            ------------

                                                            $  1,085,117
                                                            ============

                     RETROSPETTIVA, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTE RECEIVABLE

In 1996, a $196,000 account receivable was converted to a note receivable, bearing interest at 10%, and requiring 24 monthly payments of $10,000 in consolidation services. Services are valued at the market value of comparative consolidation services in the area. The Company realized $25,519 and $-0- in services during 1998 and 1999, respectively.

A former related party customer also used the consolidation services during 1998 and reimbursed the Company for these services in the amount of $72,373 which were also applied to the balance of the note. The former related party customer did not use the services during 1999.

The Company signed a 24 month lease agreement for its New York warehouse, owned and operated by the payor of the note receivable, commencing on September 1, 1998. The monthly lease payment was $6,875 and increased to $8,250 in December 1999. The Company is realizing $3,000 a month in rent to reduce the above note. The Company realized $13,482 in rent during 1999.

NOTE 7 - NOTE RECEIVABLE FROM STOCKHOLDER

The Company's note receivable ($350,000 maximum) due from an officer/stockholder is unsecured, due on demand and bore interest at 10% per annum. The balance at December 31, 1999 is $300,160. Interest was accrued through September 1999 when the note was amended to be non-interest bearing.

NOTE 8 -LINE OF CREDIT

On July 16, 1998 the Company obtained a line of credit for $2,500,000 with Imperial Bank. In May 1999 the line was increased to $3,500,000. The debt is collateralized by accounts receivable, inventories, property and equipment, notes receivable and the personal guarantee of an officer/stockholder. Interest is payable at the banks announced prime rate which ranged from 7.75% to 8.50% during 1999. The line of credit contains various restrictive covenants among which include maintaining a certain level of tangible net worth, current ratio and working capital.

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - STOCK OPTION PLAN

STOCK OPTION PLAN
On May 1, 1996 the Company adopted the Stock Option Plan (the Plan) which provides for the granting of options to officers, directors, employees and consultants. The plan was amended in 1998 to increase the number of shares reserved for options. 2,786,930 shares of common stock are reserved under the plan for the granting of options. The Plan is in effect until April 30, 2006, unless extended by the Company's stockholders. The options are exercisable to purchase stock for a period of ten years from the date of grant.

Incentive Stock Options granted pursuant to this Plan may not have an option price that is less than the fair market value of the stock on the date the option is granted. Incentive stock options granted to significant stockholders shall have an option price of not less than 110% of the fair market value of the stock on the date of the grant.

On September 23, 1999 the Company granted options to purchase 23,826 shares of the Company's common stock at a price of $2.25 per share expiring on September 23, 2004 to a new director. In April and August 1999, certain options were repriced to $1.25 to reflect the current market price of the Company's common stock.

                                                          OUTSTANDING OPTIONS
                                                      ---------------------------
                                          OPTIONS                     PRICE PER
                                         AVAILABLE       NUMBER         SHARE
                                       ------------   -----------    ------------
Balance, December 31, 1997                   85,295     1,701,635    $   .63-6.75
Additional shares reserved                1,000,000        -               -
Granted during 1998                      (1,035,000)    1,035,000            2.50
                                       ------------   -----------    ------------

Balance, December 31, 1998                   50,295     2,736,635        .63-6.75
Expired during 1999                         142,954      (142,954)      2.94-6.75
Exercised                                    -           (277,916)      1.25-2.50
Granted during 1999                         (23,826)       23,826            2.25
                                       ------------   -----------    ------------

Balance, December 31, 1999                  169,423     2,339,591    $  .63 -6.00
                                       ============   ===========    ============

At  December  31,  1999 and 1998,  2,339,591  and  2,301,635  options granted  under  the plan  were  exercisable, respectively.

                      RETROSPETTIVA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
The Company signed a 61 month lease agreement for its offices expiring on January 31, 2000. The lease has been extended to July 31, 2000. The monthly lease payment is $2,378.

The Company rents office and showroom space from a major supplier in New York on a month to month basis. The Company subleases an apartment in New York on a month to month basis.

Rent expense for the years ended December 31, 1999 and 1998 was $188,629 and $142,371, respectively.

EMPLOYMENT AGREEMENTS
The Company has an employment agreement with its President/Chief Executive Officer providing for a minimum annual salary of $155,000, which renews annually.

In December 1998, the Company entered into an employment agreement with a Vice President of investor relations, providing for a minimum annual salary, stock options to purchase shares of the Company's common stock exercisable upon execution of the agreement and additional options to be granted during the term of his employment. This employment agreement expired in December 1999.

LITIGATION
The Company is a party to various claims, complaints, and other legal actions that have arisen in the ordinary course of business. The Company believes that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition or the results of its operation or cash flows.

PENDING ACQUISITIONS
In October 1999 the Company entered into an agreement to purchase AAA Computer Solutions for 25,000 shares of common stock. The purchase has not yet closed. The Company intends to issue the shares in 2000.

                      RETROSPETTIVA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - INCOME TAXES

The components of deferred tax assets and (liabilities) are as follows:

                                                                      DECEMBER 31,
                                                                          1999
                                                                      ------------
Total deferred tax assets - bad debt allowance                        $     76,000

Total deferred tax (liabilities) - other                                   (29,000)
                                                                      ------------

Net deferred tax assets                                               $     47,000
                                                                      ============

The provision for income taxes consists of the following:

                                                 FOR THE YEARS ENDED
                                                     DECEMBER 31,
                                            -----------------------------
                                                 1999            1998
                                            -------------    ------------
Current                                     $      52,000    $    636,363
Deferred (benefit)                                 (6,000)         (7,000)
                                            -------------    ------------
Provision                                   $      46,000    $    629,363
                                            =============    ============

Following is a reconciliation of the amount of income tax (benefit) expense that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense for the periods:

                                                      FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------
Tax expense at federal statutory rates            $     38,000    $    492,000
State tax, net of federal benefit                       10,000          93,000
Other                                                    4,000          51,363
                                                  ------------    ------------

                                                  $     52,000    $    636,363
                                                  ============    ============

The components of deferred income tax (benefit) expense are as follows:

                                               FOR THE YEARS ENDED
                                                    DECEMBER 31,
                                           --------------------------
                                               1999           1998
                                           -----------    -----------
Bad debts                                  $   (13,000)   $   (16,000)
Depreciation                                         -          2,000
Other                                            7,000          7,000
                                           -----------    -----------

                                           $    (6,000)   $    (7,000)
                                           ===========    ===========

NOTE 12 - STOCK-BASED COMPENSATION

The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The standard requires the Company to present the "fair value" method with respect to stock-based compensation of consultants and other non-employees.

The Company did not change its method of accounting with respect to stock options; the Company continues to account for these under the "intrinsic value" method.

On December 16, 1998 the Company granted options to purchase 600,000 shares of the Company's common stock to an employee exercisable at $2.50 per share. In 1999 472,084 options were repriced to $1.25 per share. Had the Company adopted the fair value method with respect to options issued to employees an additional charge to income of $10,500 would have been required in 1998 and $63,000 in 1999; proforma net income would have been $805,047 and earnings per share would have been $.28 on a basic basis and $.22 on the diluted basis. In estimating the above expense, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 5.5%, volatility was estimated at 65%, the expected life was less than two years.

On September 23, 1999 the Company granted options to purchase 23,826 shares of the Company's common stock to a director exercisable at $2.25 per share. Had the Company adopted the fair value method with respect to options issued to employees/directors an additional charge to income of $72,000 would have been required in 1999; proforma net income would have been $22,946 and earnings per share would have been $.01 on a basic basis and $.01 on the diluted basis. In estimating the above expense, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 5.8%, volatility was estimated at 41%; the expected life was two years.

                    RETROSPETTIVA, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS FOR NONCASH INVESTING AND FINANCING ACTIVITIES

                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------

Cash paid for interest                             $    236,718    $    105,440
                                                   ============    ============

Cash paid for income taxes                         $     42,933    $    796,000
                                                   ============    ============

NOTE 14 - SUBSCRIPTION RECEIVABLE

During 1999 an employee exercised 277,916 stock options at prices ranging from $1.25 to $2.50 per share. The unpaid balance of the exercise price was $164,790 at December 31, 1999.

NOTE 15 - FACTORING AGREEMENT

The Company has a factoring agreement with Commodore Factors to factor its accounts receivable up to $2,000,000. The Company will receive up to 80% of the receivables at the time of factoring. Interest on the factored receivables will be at the prime rate plus 2%, but never less than 10% per annum.

The Company assigns a portion of its accounts receivable to the factor without recourse. Under the terms of the agreement, the factor has a continuing security in the Company's receivables and inventories. Personal and cross-corporate guarantees have been given to the factor by certain stockholders. The agreement provides for a letter of credit facility and periodic overadvances based on negotiated lines of credit

NOTE 16 - RELATED PARTY TRANSACTIONS

An officer of the Company provided consulting services for $26,000 during 1999.

NOTE 17 - SEGMENT REPORTING

The Company organized its business into two reportable segments: garment manufacturing and toy manufacturing during 1999. The Company only operated in the garment manufacturing segment prior to 1999.

The segment's accounting policies are the same as those described in the summary of significant accounting policies included in Note 1. No sales or revenues were recognized for the toy manufacturing segment during 1999. All revenues, expenses and assets relate to the garment manufacturing segment with the exception of product development costs of $179,721.