Form 10QSB
period 2000-03-31
RETROSPETTIVA INC
filed 2000-05-15
CIK 1015383

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________  to ___________

       For the quarterly period ended __________________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, No Par Value, 3,177,916 shares as of May 9, 2000.

Transitional Small Business Disclosure Format:  Yes  [   ]   No  [ X ]

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                                 BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,          MARCH 31,
                                                                         1999                2000
                                                                  ------------------------------------
                                                                                         (UNAUDITED)
CURRENT ASSETS
      Cash                                                         $      85,857       $      20,342
      Accounts receivable, net, pledged                                1,088,811           1,767,590
      Due from factor                                                    742,950             923,074
      Note receivable, current portion,pledged                            36,000              27,000
      Note receivable, stockholder,pledged                               300,160             304,156
      Inventories, pledged                                            10,253,949           9,166,861
      Income taxes receivable                                             72,949              85,007
      Accrued interest receivable, stockholder                            78,551              78,551
      Due from vendors                                                   580,882             446,520
      Product development costs                                          179,721             306,573
      Other current assets                                                87,812              87,812
                                                                  ------------------------------------
           Total Current Assets                                       13,507,642          13,213,486

      PROPERTY AND EQUIPMENT, at cost, net                             1,085,117           1,056,340
      NOTES RECEIVABLE, net of current portion                            50,851              50,851
      DEFERRED TAX ASSETS                                                 47,000              47,000
      OTHER ASSETS                                                        18,295              18,295
                                                                  ------------------------------------
                                                                   $  14,708,905       $  14,385,972
                                                                  ====================================

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable, trade                                      $   3,126,098       $   2,479,481
      Line of credit                                                   2,110,817           2,245,988
      Vendor Advances                                                          -             104,588
      Accrued expenses                                                    45,621              37,220
      Payroll taxes payable                                                    -              12,306
      Customer advances                                                        -              50,000
                                                                  ------------------------------------
           Total Current Liabilities                                   5,282,536           4,929,583
                                                                  ------------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - authorized 1,000,000 shares -
      none issued or outstanding
Common stock - authorized 15,000,000 shares, no par
      value; issued and outstanding 3,177,916 shares                   6,765,480           6,765,480
      Subscription receivable                                           (164,790)           (164,790)
      Additional paid-in capital                                         230,000             230,000
      Retained earnings                                                2,595,679           2,625,699
                                                                  ------------------------------------
      Total Stockholders' Equity                                       9,426,369           9,456,389
                                                                  ------------------------------------
                                                                   $  14,708,905       $  14,385,972
                                                                  ====================================

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  1999           2000
                                                            -------------------------------

SALES                                                         $ 8,219,114    $ 6,429,651
                                                            -------------------------------
       Total Sales                                              8,219,114      6,429,651

COST OF SALES                                                   7,251,725      5,510,954
                                                            -------------------------------
GROSS PROFIT                                                      967,389        918,697

OPERATING EXPENSES
       Selling expenses                                           133,380        178,380
       General and administrative                                 492,014        606,446
                                                            -------------------------------
       Total Operating Expenses                                   625,394        784,826
                                                            -------------------------------
INCOME FROM OPERATIONS                                            341,995        133,871

OTHER INCOME (EXPENSES)
       Interest income                                              2,573            197
       Interest income, related party                               7,932              -
       Interest expense                                           (41,353)      (105,368)
       Other income                                                35,497          1,320
Net Other Income (Expenses)                                         4,649       (103,851)
                                                            -------------------------------
INCOME BEFORE INCOME TAXES                                        346,644         30,020

PROVISION FOR INCOME TAXES                                        134,000              -
                                                            -------------------------------

NET INCOME                                                    $   212,644    $    30,020
                                                            -------------------------------

NET INCOME PER SHARE, BASIC                                   $      0.07    $      0.01
                                                            ===============================

WEIGHTED AVERAGE NUMBERS OF SHARES
       OUTSTANDING, BASIC                                       2,954,778      3,103,198
                                                            ===============================

NET INCOME PER SHARE, DILUTED                                 $      0.06    $      0.01
                                                            ===============================

WEIGHTED AVERAGE NUMBER OF SHARES
       OUTSTANDING, DILUTED                                     3,291,457      3,648,157
                                                            ===============================

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       1999                   2000
                                                                                 -----------------------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income                                                                        $    212,644            $    30,020
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
        Depreciation and amortization                                                    6,870                 34,330
        Changes in:
           Accounts receivable                                                      (1,114,619)              (678,779)
           Prepaid income taxes                                                         82,016                (12,058)
           Due from factor                                                            (866,485)              (180,124)
           Accrued interest receivable, shareholder                                     (7,932)                     -
           Product development cost                                                          -               (126,852)
           Advances to vendor                                                         (203,220)               134,362
           Inventories                                                               2,244,032              1,087,088
           Accounts payable and accrued expenses                                      (381,882)              (655,018)
           Accrued income taxes                                                          8,109                      -
           Customer advances                                                                                   50,000
           Accrued payroll taxes                                                            -                  12,306
                                                                                 -----------------------------------------
                    Cash flows (used) by operating activities                          (20,467)              (304,725)
                                                                                 -----------------------------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of fixed assets                                                           (8,215)                (5,552)
     Payments on notes receivable                                                            -                  9,000
                                                                                 -----------------------------------------
                    Cash flows provided (used) by investing activities                  (8,215)                 3,448
                                                                                 -----------------------------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Vendor advance                                                                          0                104,588
     Loans to stockholder                                                              (25,553)                (3,996)
     Proceeds from line of credit                                                      100,007                135,171
     Payments on note payable                                                          (26,580)                     -
     Proceeds from issuance of common stock                                            212,500                      -
                                                                                 -----------------------------------------
                    Cash flows provided by financing activities                        260,374                235,763
                                                                                 -----------------------------------------

NET INCREASE (DECREASE) IN CASH                                                        231,692                (65,514)
CASH IN BANK, beginning of period                                                      115,890                 85,857
                                                                                 -----------------------------------------
CASH IN BANK, end of period                                                       $    347,582            $    20,343
                                                                                 =========================================

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying reviewed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999.

NOTE 2 - INVENTORIES

Inventories at March 31, 2000 consisted of the following:

Raw Material                         $2,328,529
Work-in-process                       5,639,237
Finished goods                        1,199,095
                                    -------------
         Total                       $9,166,861

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

Except for historical information contained herein, the matters set forth may include forward-looking statements that are subject to risks and uncertainty that may cause actual results to differ materially. Such forward-looking statements that may be contained in this document could include in particular statements concerning business back-logs, operating efficiencies and capacities, capital spending, and other expenses. Among other factors that could cause actual results to differ materially are the following; dependence upon unaffiliated manufacturers and fabric suppliers, dependence on certain customers, foreign operations, competition, risks associated with significant growth, uncertainties in apparel industry, general economic conditions, seasonality, political instability, concentration of accounts receivable and possible fluctuations in operating results.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's statements;

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         1999           2000
                                                      ---------------------------
Revenues                                                 100.0%         100.0%
Cost of goods sold                                        88.2%          85.7%
Gross profit                                              11.8%          14.3%
Selling, General and Administrative                        7.6%          12.2%
Operating income                                           4.2%           2.1%

THREE MONTHS ENDED MARCH 31, 2000 ("2000") COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 ("1999")

SALES

Sales for 2000 were $6,429,651 which represented a decrease of $1,789,463 or 21.8% from 1999 net sales of $8,219,114. The decrease in sales was primarily attributable to decreased purchases by existing customers. The Company has a backlog of orders for approximately $700,000 that it expects to fulfill early in the second quarter.

COST OF GOODS SOLD

Cost of goods sold in 2000 was $5,510,954 or 85.7% of sales, a decrease of $1,740,771 from $7,251,725 or 24% of sales in 1999. The decrease in cost of goods sold was primarily attributable to the decrease in sales. The decrease in the percentage of cost of goods sold was primarily attributable to decreases in cost of materials and shipping expenses.

GROSS PROFIT

Gross profit was $918,697 for 2000, a decrease of $48,692 from $967,389 for 1999. The gross profit percentage was 14.3% in 2000, an increase from 11.8% in 1999. The increase in the gross profit percentage was primarily attributable to decreased cost of materials and shipping expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $784,826 or 12.2% of sales for 2000, an increase of $159,432 from $625,394 or 7.6% of sales for 1999. The increase in SG&A expense levels was primarily attributable to payments related to factoring, office salaries, travel and trade shows.

INTEREST EXPENSE

Interest expense for 2000 was $105,368 compared to $41,353 for 1999. The increase in interest was primarily attributable to the increase in the utilization of existing financing vehicles.

PROVISION FOR INCOME TAXES

There was no provision for income taxes for 2000 compared to $134,000 for 1999. The decrease in the provision for income taxes for 2000 was primarily attributable to decreased earnings.

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


Date:    May 9, 2000                        RETROSPETTIVA, INC.
                                            -------------------
                                               (Registrant)



                                            /s/ Hamid Vaghar
                                            --------------------------------
                                            Hamid Vaghar
                                            Chief Financial Officer
                                            (Principal Accounting Officer)