Form 10QSB
period 2000-06-30
RETROSPETTIVA INC
filed 2000-08-14
CIK 1015383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, No Par Value, 3,177,916 shares as of August 1, 2000.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                      INDEX

Part I     Financial Information                                             Page
     Item 1.  Financial Statements:

     Balance Sheets as of June 30, 2000 and December 31, 1999                  1

     Statements of Operations for the Three Months and
         Six Months Ended June 30, 2000 and 1999                               2


     Statements of Cash Flows for the
         Six Months Ended June 30, 2000 and 1999                               3

     Notes to Financial Statements                                             4

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                   5

Part II    Other Information and Signatures                                   10


                       RETROSPETTIVA, INC. AND SUBSIDIARY
                                 BALANCE SHEETS


                                     ASSETS

                                                                       December 31,            June 30,
                                                                           1999                  2000
                                                                       ------------          ------------
                                                                                              (Unaudited)
CURRENT ASSETS
      Cash                                                             $     85,857          $    328,579
      Accounts receivable, net, pledged                                   1,088,811             1,355,788
      Due from factor                                                       742,950               303,096
      Note receivable, current portion, pledged                              36,000                18,000
      Note receivable, stockholder                                          300,160               106,247
      Inventories, pledged                                               10,253,949             8,671,861
      Income taxes receivable                                                72,949                85,007
      Deferred tax asset, current portion                                        --               201,000
      Accrued interest receivable, stockholder                               78,551                78,551
      Due from vendors                                                      580,882               456,520
      Product development costs                                             179,721                    --
      Other current assets                                                   87,812                87,812
                                                                       ------------          ------------
           Total Current Assets                                          13,507,642            11,692,461

      PROPERTY AND EQUIPMENT, at cost, net                                1,085,117             1,052,764
      NOTES RECEIVABLE, net of current portion                               50,851                50,851
      DEFERRED TAX ASSETS, net of current portion                            47,000                47,000
      OTHER ASSETS                                                           18,295                18,845
                                                                       ------------          ------------
                                                                       $ 14,708,905          $ 12,861,921
                                                                       ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable, trade                                          $  3,126,098          $  1,371,076
      Line of credit                                                      2,110,817             2,299,010
      Due to vendor                                                              --               104,588
      Accrued expenses                                                       45,621                43,308
      Payroll taxes payable                                                      --                 8,091
                                                                       ------------          ------------
           Total Current Liabilities                                      5,282,536             3,826,073
                                                                       ------------          ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - authorized 1,000,000
      shares - none issued or outstanding
Common stock - authorized 15,000,000 shares,
      no par value; 3,177,916 issued and
      outstanding                                                         6,765,480             6,765,480

Subscription receivable                                                    (164,790)             (164,790)
Additional paid-in capital                                                  230,000               230,000
Retained earnings                                                         2,595,679             2,205,158
                                                                       ------------          ------------
      Total Stockholders' Equity                                          9,426,369             9,035,848
                                                                       ------------          ------------
                                                                       $ 14,708,905          $ 12,861,921
                                                                       ============          ============


SEE NOTES TO FINANCIAL STATEMENTS

               RETROSPETTIVA, INC. AND SUBSIDIARY
                    STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                                                         Three Months Ended                       Six Months Ended
                                                              June 30,                                  June 30,
                                                    2000                 1999                  2000                  1999
                                                 -----------          -----------          ------------          ------------
SALES                                            $ 4,031,020          $ 2,633,181          $ 10,460,671          $ 10,852,294
                                                 -----------          -----------          ------------          ------------
       Total Sales                                 4,031,020            2,633,181            10,460,671            10,852,294

COST OF SALES                                      3,550,413            2,244,244             9,061,367             9,495,970
                                                 -----------          -----------          ------------          ------------
GROSS PROFIT                                         480,607              388,937             1,399,304             1,356,324

OPERATING EXPENSES
       Selling expenses                              149,492              164,504               327,872               293,167
       General and administrative                    484,135              376,104             1,090,580               872,835
       Loss on product development costs             349,457                   --               349,457                    --
                                                 -----------          -----------          ------------          ------------
       Total Operating Expenses                      983,084              540,608             1,767,909             1,166,002
                                                 -----------          -----------          ------------          ------------
INCOME (LOSS) FROM OPERATIONS                       (502,477)            (151,671)             (368,605)              190,322

OTHER INCOME (EXPENSE)
       Interest income                                    84                1,567                   281                 4,140
       Interest income, related party                     --                7,856                    --                15,788
       Interest expense                             (119,149)             (52,402)             (224,517)              (93,755)
       Other income                                       --               34,755                 1,320                70,252
                                                 -----------          -----------          ------------          ------------
Net Other Income (Expense)                          (119,065)              (8,224)             (222,916)               (3,575)
                                                 -----------          -----------          ------------          ------------
INCOME (LOSS) BEFORE INCOME TAXES                   (621,542)            (159,895)             (591,521)              186,747

PROVISION (BENEFIT) FOR INCOME TAXES                (211,000)             (75,000)             (201,000)               59,000
                                                 -----------          -----------          ------------          ------------
NET INCOME (LOSS)                                $  (410,542)         $   (84,895)         $   (390,521)         $    127,747
                                                 -----------          -----------          ------------          ------------
NET INCOME (LOSS) PER SHARE, BASIC               $     (0.13)         $     (0.03)         $      (0.12)         $       0.04
                                                 ===========          ===========          ============          ============
Weighted Average Numbers of Shares
       Outstanding, Basic                          3,177,916            3,121,323             3,177,916             3,050,999
                                                 ===========          ===========          ============          ============
NET INCOME PER SHARE, DILUTED                                                                                    $       0.04
                                                                                                                 ============
Weighted Average Number of Shares
       Outstanding, Diluted                                                                                         3,281,863
                                                                                                                 ============


SEE NOTES TO FINANCIAL STATEMENTS

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six months ended June 30,
                                                                                 1999                2000
                                                                               ---------          -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net income (loss)                                                              $ 127,748          $  (390,521)
     Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
        Depreciation and amortization                                             13,740               68,660
        Loss on product development costs                                             --              349,457
        Changes in:
           Accounts receivable                                                    24,905             (266,978)
           Prepaid income taxes                                                   15,125              (12,058)
           Due from factor                                                      (189,023)             439,854
           Accrued interest receivable, shareholder                              (15,789)                  --
           Product development cost                                                   --             (169,736)
           Advances to vendor                                                    (73,883)             124,362
           Inventories                                                           590,551            1,582,088
           Other                                                                   6,523                 (550)
           Deferred tax assets                                                        --             (201,000)
           Accounts payable and accrued expenses                                (707,775)          (1,757,334)
           Accrued payroll taxes                                                      --                8,091
                                                                               ---------          -----------
                    Cash flows (used) by operating activities                   (207,878)            (225,665)
                                                                               ---------          -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of fixed assets                                                    (12,276)             (36,307)
     Loans to stockholder                                                        (22,517)             193,913
     Payments on notes receivable                                                (26,580)              18,000
                                                                               ---------          -----------
                    Cash flows provided (used) by investing activities           (61,373)             175,606
                                                                               ---------          -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     (Payments) proceeds from line of credit                                    (125,718)             188,193
     Due to vendor                                                                                    104,588
     Proceeds from issuance of common stock                                      316,500                   --
                                                                               ---------          -----------
                    Cash flows provided by financing activities                  190,782              292,781
                                                                               ---------          -----------

NET INCREASE (DECREASE) IN CASH                                                  (78,469)             242,722
CASH IN BANK, beginning of period                                                115,890               85,857
                                                                               ---------          -----------
CASH IN BANK, end of period                                                    $  37,421          $   328,579
                                                                               =========          ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                                  $ 224,517          $    93,755
                                                                               =========          ===========


SEE NOTES TO FINANCIAL STATEMENTS

                               RETROSPETTIVA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the six months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999.

NOTE 2 - LOSS ON PRODUCT DEVELOPMENT COSTS

During 1999, the Company's subsidiary, Hamilton Toys, LLC, entered into a license agreement to produce dolls based upon the movie, "The Adventures of Rocky and Bullwinkle". The Company incurred development costs of $349,457 during 1999 and 2000. The Company received purchase orders for the dolls from numerous specialty retail stores during 2000. The Company placed orders for the production based upon these purchase orders with a production company. The production company did not produce the dolls as required by its agreement. The Company had all financing and distribution channels in place for the production and sale of the dolls and intends to seek financial recovery of its costs from the production company by legal means. Management believes that it will prevail and recover at a minimum its costs incurred to date. However, due to the uncertainty of collection as of June 30, 2000, the Company has elected to record an allowance against the costs, until it is assured of collection.

NOTE 3 - INVENTORY

Inventories at June 30, 2000 consisted of the following:

Raw materials           $2,859,479
Work-in-process          3,660,838
Finished goods           2,151,544
                        ----------
         Total          $8,671,861
                        ==========


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

As a package provider, the Company sources and purchases fabrics and trims, arranges for cutting and sewing, and coordinates any other services required to provide a finished garment. Since the Company manufactures its finished products only upon receipt of purchase orders from its wholesale and retail customers, it therefore does not maintain an inventory of finished products. The Company believes that in this way it minimizes the marketing and fashion risk generally associated with the apparel industry. Fabrics and trims are purchased from suppliers in China, India, Russia, Romania, Italy and the United States. After dying the fabric, if necessary, the fabric and trim are shipped to factories selected by the Company (primarily located in Macedonia) where they are manufactured into finished garments under the Company's management and quality control guidance. The finished products are then shipped directly to New York City where the Company's customers claim the goods either at the port in New York City or at the Company's warehouse in Astoria, New York.

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

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's statements:

                                                     June 30,                      June 30,
                                               2000           1999           2000           1999
                                               ----           ----           ----           ----
Revenues                                      100.0 %         100.0 %        100.0 %        100.0%
Cost of goods sold                             88.1 %          85.2 %         86.6 %         87.5%
Gross profit                                   11.9 %          14.8 %         13.4 %         12.5%
Selling, General and Administrative            15.7 %          20.5 %         13.6 %         10.7%
Loss on product development costs               8.7 %           0.0 %          3.3 %          0.0%
Operating income                              (12.5)%          (5.8)%         (3.5)%          1.8%


THREE MONTHS ENDED JUNE 30, 2000 ("2000") COMPARED TO THREE MONTHS ENDED JUNE 30, 1999 ("1999")

SALES

Sales for 2000 were $4,031,020, which represented an increase of $1,397,839 or 53.1% over 1999 net sales of $2,633,181. The growth in sales was primarily attributable to increased purchases by existing customers and from new customers. Generally, the Company receives relatively small initial orders from new customers. As the relationship with the customer continues, the purchase orders often increase substantially. During 1999 the Company sold many of its products through a third party distributor, which in turn sold those products to national chains. Beginning in the fourth quarter of 1999, the Company began selling directly to the distributor's national customers.

COST OF GOODS SOLD

Cost of goods sold in 2000 was $3,550,413 or 88.1% of sales, an increase of $1,306,169 from $2,244,244 or 85.2% of sales in 1999. The increase in cost of goods sold was primarily attributable to the increase in sales. The increase in the percentage of cost of goods sold was primarily attributable to increases in cost of materials and shipping expenses. The Company successfully implemented the special shipping and distributing requirements of the Company's new customers and anticipates higher margins due to the direct sales to national chains, rather than through a distributor. The procedures necessary to meet these requirements were put in place during the end of the second and beginning of the third quarter. During 2000 the Company had small sales at or below cost to remove excess inventory. These sales affected the cost of goods sold.

GROSS PROFIT

Gross profit was $480,607 for 2000, an increase of $91,670 from $388,937 for 1999. The gross profit percentage was 11.9% in 2000, a decrease from 14.8% in 1999. The decrease in the gross profit percentage was primarily attributable to small sales at or below cost and the Company's implementation of special shipping and distributing requirements of its new customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $633,627 or 15.7% of sales for 2000, an increase of $93,019 from $540,608 or 20.5% of sales for 1999. The increase in SG&A expense was primarily attributable to payments related to sales commissions, salaries, factor charges and rent. As a percentage of sales, SG&A expense decreased because of increased sales relative to the Company's fixed costs.

LOSS ON PRODUCT DEVELOPMENT COSTS

The loss on product development costs during 2000 was $349,457 as compared to $0 for 1999 and is attributable to the New York manufacturing firm's failure to produce goods as required by the Company's purchase order. The Company contracted for the production of dolls based upon the movie, "The Adventures of Rocky and Bullwinkle" during 2000. The Company is seeking legal remedies for its loss.

INTEREST EXPENSE

Interest expense for 2000 was $119,149 compared to $52,402 for 1999. The increase in interest was primarily attributable to the increase in the utilization of the line of credit.

BENEFIT FROM INCOME TAXES

The benefit from income taxes was $211,000 and $75,000 for 2000 and 1999, respectively. The increase in the benefit from income taxes for 2000 was primarily attributable to a greater tax loss for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 ("2000") COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 ("1999")

SALES

Sales for 2000 were $10,460,671, which represented a decrease of $391,623 or 3.6% under 1999 sales of $10,852,294. During 1999, the Company sold many of its products through a third party distributor, which in turn sold those products to national chains. Beginning in the fourth quarter of 1999, the Company began selling directly to the distributor's national customers. Although the process of direct sales to these new customers have, in the short term, caused a slight decrease in sales, management believes that sales for the year will remain steady or increase as compared to 1999.

COST OF GOODS SOLD

Cost of goods sold in 2000 was $9,061,367 or 86.6% of sales, a decrease of $434,603 from $9,495,970 or 87.5% of sales in 1999. The decrease in cost of goods sold was primarily attributable to the decrease in sales and the Company's successful implementation of the special shipping and distributing requirements of the Company's new customers and the higher margins inherent in direct sales to national chains, rather than through a distributor. The procedures necessary to meet these requirements were put in place during the end of the second and beginning of the third quarter. The Company anticipates that cost of goods sold as a percentage of sales will either remain steady or decrease for the year as compared to 1999. Additionally, the Company made a few small sales at or below cost of excess inventory during the second quarter to recover its costs. The Company does not anticipate any additional sales of excess inventory during the remainder of the year.

GROSS PROFIT

Gross profit was $1,399,304 for 2000, an increase of $42,980 from $1,356,324 for 1999. The gross profit percentage was 13.4% in 2000, an increase from 12.5% in 1999. The increase in the gross profit percentage was primarily attributable to the Company's successful implementation of the special shipping and distributing requirements of the Company's new customers and the higher margins inherent in direct sales to national chains, rather than through a distributor.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $1,418,452 or 13.6% of sales for 2000, an increase of $252,450 from $1,166,002 or 21.7%. The increase in SG&A expense levels was primarily attributable to payments related to factor finance charges and increased sales commissions. The Company anticipates these costs to remain consistent for the remainder of the year.

LOSS ON PRODUCT DEVELOPMENT COSTS

The loss on product development costs during 2000 was $349,457 as compared to $0 for 1999 and is attributable to the New York manufacturing firm's failure to produce goods as required by the Company's purchase order. The Company contracted for the production of dolls based upon the movie, "The Adventures of Rocky and Bullwinkle" during 2000. The Company is seeking legal remedies for its loss.

INTEREST EXPENSE

Interest expense for 2000 was $224,517 compared to $93,755 for 1999. The increase in interest expense was primarily attributable to the increase in the utilization of the Company's line of credit.

PROVISION (BENEFIT) FOR INCOME TAXES

The provision (benefit) for income taxes were ($201,000) and $59,000 for 2000 and 1999, respectively. The change in the provision (benefit) for income taxes for 2000 is due to a tax loss for the six months ended June 30, 2000.

LIQUIDITY

The Company has 575,000 warrants outstanding with an exercise price of $7.50 per warrant expiring September 23, 2002. The Company has 50,000 underwriter warrants outstanding with an exercise price of $14.40 per unit. Each unit consists of two shares of the Company's common stock and one warrant as described above. The Company does not know whether the warrants will be exercised in 2000. Without exercise of those warrants, the Company may be required to utilize its other financing vehicles to continue its growth and fund operations.

It is the Company's intention to utilize its existing line of credit with a major lending institution and its credit facility arrangement with a New York factoring company. The Company increased its line of credit during the second quarter of 2000 and placed $300,000 in a short-term certificate of deposit as collateral for the increased available funds.

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


Date: August 14, 2000                  RETROSPETTIVA, INC.
                                       -------------------
                                          (Registrant)



                                       ------------------------------
                                       Hamid Vaghar
                                       Chief Financial Officer
                                       (Principal Accounting Officer)