Form 10QSB
period 2000-09-30
RETROSPETTIVA INC
filed 2000-11-17
CIK 1015383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, No Par Value, 3,279,916 shares as of October 19, 2000.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                      INDEX

Part I   Financial Information                                                  Page
     Item 1. Financial Statements:

     Balance Sheets as of September 30, 2000 and December 31, 1999               1

     Statements of Operations for the Three Months and Nine Months Ended
        September 30, 2000 and 1999                                              2

     Statements of Cash Flows for the Nine Months Ended
        September 30, 2000 and 1999                                              3

     Notes to Financial Statements                                               4

     Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                       5

Part II  Other Information and Signatures                                        9


                       RETROSPETTIVA, INC. AND SUBSIDIARY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                          DECEMBER 31,       SEPTEMBER 30,
                                                             1999                2000
                                                          ------------       ------------
CURRENT ASSETS
   Cash                                                   $     85,857       $     20,438
   Accounts receivable, net, pledged                         1,088,811            694,182
   Due from factor                                             742,950            337,867
   Note receivable, current portion,pledged                     36,000             36,000
   Note receivable, stockholder                                300,160            111,446
   Inventories, pledged                                     10,253,949          8,306,278
   Income taxes receivable                                      72,949            795,180
   Accrued interest receivable, stockholder                     78,551             78,551
   Due from vendors                                            580,882            456,520
   Product development costs                                   179,721               --
   Other current assets                                         87,812             97,837
                                                          ------------       ------------
           Total Current Assets                             13,507,642         10,934,299

   PROPERTY AND EQUIPMENT, at cost, net                      1,085,117          1,054,220
   RESTRICTED INVESTMENT                                          --              300,000
   NOTE RECEIVABLE, net of current portion                      50,851             23,851
   DEFERRED TAX ASSETS, net of current portion                  47,000             47,000
   OTHER ASSETS                                                 18,295             18,845
                                                          ------------       ------------
                                                          $ 14,708,905       $ 12,378,215
                                                          ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                $  3,126,098       $  1,162,932
   Line of credit                                            2,110,817          2,375,632
   Due to vendor                                                  --               74,588
   Accrued expenses                                             45,621             43,328
   Payroll tax payable                                            --                7,558
                                                          ------------       ------------
           Total Current Liabilities                         5,282,536          3,664,038
                                                          ------------       ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
PREFERRED STOCK - AUTHORIZED 1,000,000 SHARES - NONE
   ISSUED OR OUTSTANDING
Common stock - authorized 15,000,000 shares, no
   par value; 3,177,916 and 3,279,916 issued and
   outstanding, respectively                                 6,765,480          6,842,820
Subscription receivable                                       (164,790)          (164,790)
Additional paid-in capital                                     230,000            230,000
Retained earnings                                            2,595,679          1,806,147
                                                          ------------       ------------
      Total Stockholders Equity                              9,426,369          8,714,177
                                                          ------------       ------------
                                                          $ 14,708,905       $ 12,378,215
                                                          ============       ============

SEE NOTES TO FINANCIAL STATEMENTS

                        RETROSPETTIVA, INC.AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                              1999              2000               1999               2000
                                          ------------       ------------       ------------       ------------
SALES                                     $  6,528,640       $  4,343,044       $ 17,380,934       $ 14,803,715

COST OF SALES                                5,719,893          3,608,152         15,215,862         12,669,520
                                          ------------       ------------       ------------       ------------
GROSS PROFIT                                   808,747            734,892          2,165,072          2,134,195

OPERATING EXPENSES
   Selling expenses                            124,345            170,323            417,512            498,195
   General and administrative                  308,271          1,377,277          1,181,545          2,466,537
   Loss on product development costs              --                7,778               --              357,235
                                          ------------       ------------       ------------       ------------
   Total Operating Expenses                    432,616          1,555,378          1,599,057          3,321,967
                                          ------------       ------------       ------------       ------------
INCOME(LOSS) FROM OPERATIONS                   376,131           (820,486)           566,015         (1,187,772)

OTHER INCOME (EXPENSES)
   Interest income                               7,678                 90             27,606                371
   Interest expense                            (59,394)           (81,615)          (153,149)          (306,131)
   Other income                                   --                 --               70,691               --
                                          ------------       ------------       ------------       ------------
Net Other Income (Expenses)                    (51,716)           (81,525)           (54,852)          (305,760)
                                          ------------       ------------       ------------       ------------
INCOME(LOSS) BEFORE INCOME TAXES               324,415           (902,011)           511,163         (1,493,532)

PROVISION (BENEFIT) FOR INCOME TAXES           129,000           (704,000)           188,000           (704,000)
                                          ------------       ------------       ------------       ------------
NET INCOME(LOSS)                          $    195,415       $   (198,011)      $    323,163       $   (789,532)
                                          ============       ============       ============       ============
NET INCOME(LOSS) PER SHARE, BASIC         $       0.06       $      (0.06)      $       0.10       $      (0.24)
                                          ============       ============       ============       ============
WEIGHTED AVERAGE NUMBERS OF SHARES
   OUTSTANDING, BASIC                        3,131,177          3,271,492          3,078,018          3,223,949
                                          ============       ============       ============       ============
NET INCOME PER SHARE, DILUTED             $       0.05                          $       0.09
                                          ============                          ============
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING, DILUTED                      3,648,422                             3,595,264
                                          ============                          ============


SEE NOTES TO FINANCIAL STATEMENTS

                        RETROSPETTIVA, INC.AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                       1999               2000
                                                                    -----------       -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net income                                                          $   323,163       $  (789,532)
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
      Depreciation and amortization                                      20,610           102,989
      Common stock issued for services                                     --              67,315
      Loss on product development costs                                    --             179,721
      Loss on disposal of fixed assets                                     --               2,890
      Changes in:
         Accounts receivable                                           (115,008)          394,629
         Prepaid income taxes                                            82,016          (722,231)
         Due from factor                                             (1,758,834)          405,083
         Accrued interest receivable, shareholder                       (23,181)             --
         Loans recievable Joint venture                                 (82,669)
         Advances to vendor                                             (30,939)          124,362
         Due to vendor                                                     --              74,588
         Inventories                                                    968,382         1,947,671
         Other                                                            7,523              (550)
         Accounts payable and accrued expenses                         (579,127)       (1,965,459)
         Accrued income taxes                                            63,051              --
         Accrued payroll taxes                                            6,780             7,558
         Customer advances                                              (17,454)             --
                                                                    -----------       -----------
            Cash flows provided (used) by operating activities       (1,135,687)         (170,966)
                                                                    -----------       -----------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
         Purchase of fixed assets                                       (17,395)          (74,982)
         (Loans) to stockholder                                          (3,929)             --
         Purchase of restricted investment                                 --            (300,000)
         Payments on loans to stockholders                                 --             188,714
         (Advances) on note receivable                                  (26,580)             --
         Payments on note receivable                                       --              27,000
                                                                    -----------       -----------
            Cash flows provided (used) by investing activities          (47,904)         (159,268)
                                                                    -----------       -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
         (Payment)proceeds from line of credit                          797,406           264,815
         Proceeds from issuance of common stock                         342,500              --
                                                                    -----------       -----------
            Cash flows provided (used) by financing activities        1,139,906           264,815
                                                                    -----------       -----------
NET INCREASE (DECREASE) IN CASH                                         (43,685)          (65,419)
CASH IN BANK, beginning of period                                       115,890            85,857
                                                                    -----------       -----------
CASH IN BANK, end of period                                         $    72,205       $    20,438
                                                                    ===========       ===========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                            $      --         $   306,131
                                                                    ===========       ===========


SEE NOTES TO FINANCIAL STATEMENTS

                       RETROSPETTIVA, INC. AND SUBSIDIERY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

The results for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999.

NOTE 2 - LOSS ON PRODUCT DEVELOPMENT COSTS

During 1999, the Company's subsidiary, Hamilton Toys, LLC, entered into a license agreement to produce dolls based upon the movie, "The Adventures of Rocky and Bullwinkle". The Company incurred development costs of $357,235 during 1999 and 2000. The Company received purchase orders for the dolls from national discount retail stores during 2000. The Company placed orders for the production based upon these purchase orders with a production company in New York. The production company did not produce the dolls as required by its agreement. The Company had all financing and distribution channels in place for the production and sale of the dolls and intends to seek financial recovery of its costs from the production company by legal means. Management believes that it will prevail and recover at a minimum its costs incurred to date. However, due to the uncertainty of collection, the Company has elected to reduce the carrying amount of the costs, until it is assured of collection.

NOTE 3 - INVENTORY

Inventories at September 30, 2000 consisted of the following:

     Raw materials            $2,724,427
     Work-in-process           4,273,863
     Finished goods            1,307,988
                              ----------
          Total               $8,306,278
                              ==========

NOTE 4 - BAD DEBT EXPENSE

At December 31, 1999, the Company was in the process of negotiating the purchase of the trademarks of its largest customer, which had ceased operations. During the nine months ended September 30, 2000, the Company's efforts proved unsuccessful and in October 2000, the Company received notice that the customer would be unable to make any additional payments other than a 5% payment on the outstanding balance of approximately $43,000. The Company wrote off the remaining balance of approximately $859,000 as of September 30, 2000 to bad debt expense. The Company was able to recover nearly all of the sales lost from this customer by selling to the large department store chains previously serviced by the customer.

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

In an effort to diversify, the Company has started manufacturing in China to achieve quicker turnaround in manufacturing of certain items. Company believes that production in China on certain higher volume packages, which require quicker turnaround, will enable the Company to utilize its resources in Macedonia in a more efficient manner. The Company believes this strategy will be effective for garments, for which there are no quotas or inexpensive quotas from China to United States. This arrangement will benefit Company's cash flows and may reduce financing expenses.

On November 9, 2000 the Company entered in to a licensing agreement with "Donna Ricco" New York. Based on this agreement the Company will start selling women's sport wear such as blazers and pants under Donna Ricco labels. At the time of this filling the Company has made approximately $1,000,000 of sales based on this arrangement. The Company expects to have better gross profit on this line as it caters to a more upscale market. The Company believes that by exploiting this market it can achieve a better overall profitability.

In the third quarter 2000, the Company launched its high fashion designer product line under "Kanary" label. This line involves different knit materials and fabrications and is produced primarily in Hong Kong and China. The Company plans to market this line to an exclusive segment of the market. The gross profit on this line is substantially higher than Company's traditional gross profit. The Company expects to improve the overall profitability as the business grows in this segment.

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

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's statements:

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                              1999           2000           1999           2000
                                             ------         ------         ------         ------
Revenues                                     100.0%         100.0%         100.0%         100.0%
Cost of goods sold                            87.6%          83.1%          87.6%          85.6%
Gross profit                                  12.4%          16.9%          12.4%          14.4%
Selling, General and Administrative            6.6%          35.6%           9.2%          20.0%
Operating income (loss)                        5.8%         -20.8%           3.3%         -10.1%

THREE MONTHS ENDED SEPTEMBER 30, 2000 ("2000") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 ("1999")

SALES

Sales for 2000 were $4,343,044, which represented a decrease of $2,185,596 or 33.4% over 1999 net sales of $6,528,640. The decline in sales was primarily attributable to decreased purchases by existing customers and from new customers. During 1999 the Company sold many of its products through a third party distributor, which in turn sold those products to national chains. Beginning in the fourth quarter of 1999, the Company began selling directly to the distributor's national customers.

COST OF GOODS SOLD

Cost of goods sold in 2000 was $3,608,152 or 83.1% of sales, a decrease of $2,111,741 from $5,719,893 or 87.6% of sales in 1999. The decrease in cost of goods sold was primarily attributable to the decrease in sales. The Company successfully implemented the special shipping and distributing requirements of the Company's new customers and anticipates higher margins due to the direct sales to national chains, rather than through a distributor. The procedures necessary to meet these requirements were put in place during the end of the second and beginning of the third quarter.

GROSS PROFIT

Gross profit was $734,892 for 2000, a decrease of $73,855 from $808,747 for 1999. The gross profit percentage was 16.9% in 2000, an increase from 12.4% in 1999. The increase in the gross profit percentage was primarily attributable to the Company's implementation of special shipping and distribution requirements of its new customers and higher margins due to the direct sales to national chains, rather than through a distributor.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $1,547,600 or 35.6% of sales for 2000, an increase of $1,114,984 from $432,616 or 6.6% of sales for 1999. The increase in SG&A expense was primarily attributable to the Company's write off of bad debt from one customer of approximately $859,000 and payments related to sales commissions, travel and trade show expenses, salaries, professional fees, depreciation, factor charges, bank charges and rent. As a percentage of sales, SG&A expense increased because of decreased sales relative to the Company's fixed costs.

INTEREST EXPENSE

Interest expense for 2000 was $81,615 compared to $59,394 for 1999. The increase in interest was primarily attributable to the increase in the utilization of the line of credit and an increase in the interest rates.

PROVISION (BENEFIT) FOR INCOME TAXES

The provision (benefit) from income taxes was ($704,000) and $75,000 for 2000 and 1999, respectively. The increase in the (benefit) from income taxes for 2000 was primarily attributable to a greater tax loss for the three months ended September 30, 2000, related to the Company's write off of certain bad debts. When the Company files its 2000 tax returns, it will carry back its net operating loss to prior years in which it paid income taxes. The Company anticipates receiving a refund of income taxes paid of approximately $795,000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 ("2000") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 ("1999")

SALES

Sales for 2000 were $14,803,715, which represented a decrease of $2,577,219 or 14.8% of 1999 net sales of $17,380,934. During 1999, the Company sold many of its products through a third party distributor, which in turn sold those products to national chains. Beginning in the fourth quarter of 1999, the Company began selling directly to the distributor's national customers. The process of direct sales to these new customers have, in the short term, caused a slight decrease in sales, management believes that sales for the year will remain steady or decrease as compared to 1999.

COST OF GOODS SOLD

Cost of goods sold in 2000 was $12,669,520 or 85.6% of sales, a decrease of $2,546,342 from $15,215,862 or 87.6% of sales in 1999. The decrease in cost of goods sold was primarily attributable to the decrease in sales and the process of direct sales to new customers, bypassing the distributor and resulting in better profit margins.

GROSS PROFIT

Gross profit was $2,134,195 for 2000, a decrease of $30,877 from $2,165,072 for 1999. The gross profit percentage was 14.4% in 2000, an increase from 12.4% in 1999. The higher gross profit attributable to better mark up on direct sales to new customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $2,964,732 or 20.0% of sales for 2000, an increase of $1,365,675 from $1,599,057 for 1999. The increase in SG&A expense levels was primarily attributable to the Company's write off of bad debt from one customer of approximately $859,000 and payments related to sales commissions, travel and trade show expenses, salaries, professional fees, depreciation, factor charges, bank charges and rent. As a percentage of sales, SG&A expense increased because of decreased sales relative to the Company's fixed costs.

LOSS ON PRODUCT DEVELOPMENT COSTS

The loss on product development costs during 2000 was $357,235 as compared to $0 for 1999 and is attributable to the New York manufacturing firm's failure to produce goods as required by the Company's purchase order. The Company contracted for the production of dolls based upon the movie, "The Adventures of Rocky and Bullwinkle" during 2000. The Company is seeking legal remedies for its loss.

INTEREST EXPENSE

Interest expense for 2000 was $306,131 compared to $153,149 for 1999. The increase in interest expense was primarily attributable to the increase in the utilization of existing financing facilities and higher interest rates.

OTHER INCOME

Other income for 2000 was $0 compared to $70,691 in 1999. The decrease in other income was primarily attributed to a lack of warehousing services rendered to one customer.

PROVISION (BENEFIT) FOR INCOME TAXES

The provision (benefit) from income taxes was ($704,000) and $188,000 for 2000 and 1999, respectively. The increase in the (benefit) from income taxes for 2000 was primarily attributable to a greater tax loss for the nine months ended September 30, 2000, related to the Company's write off of certain bad debts. When the Company files its 2000 tax returns, it will carry back its net operating loss to prior years in which it paid income taxes. The Company anticipates receiving a refund of income taxes paid of approximately $795,000.

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

It is the Company's intention to utilize its existing line of credit with a major lending institution and its credit facility arrangement with a New York factoring company. The Company's base line of credit of $3 million was increased to $3.5 million in second quarter 2000 and the Company placed $300,000 in a certificate of deposit as collateral. As of September 30, 2000 the Company re-negotiated the line to $3.3 million until January 15, 2001.

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


Date: November 17, 2000                 RETROSPETTIVA, INC.
                                        -------------------
                                          (Registrant)



                                        ----------------------------
                                        Hamid Vaghar
                                        Chief Financial Officer
                                        (Principal Accounting Officer)