Form 10KSB40
period 2000-12-31
RETROSPETTIVA INC
filed 2001-04-17
CIK 1015383

                            UNITED STATES OF AMERICA

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal year ended December 31, 2000.

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
                                      None


         Securities registered under Section 12(g) of the Exchange Act:

     NO PAR VALUE COMMON STOCK    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
     -------------------------    -----------------------------------------
          Title of Class                          Title of Class

Check whether the issue (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $17,438,305.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of April 11, 2001, 3,479,916 shares of the Registrant's no par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates based on that days market close of $0.10 was approximately $347,992.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I                                                                          PAGE
                                                                                ----
     Item 1   Description of Business                                             3

     Item 2   Description of Property                                             7

     Item 3   Legal Proceedings                                                   8

     Item 4   Submission of Matters to a Vote of Security Holders                 8

PART II

     Item 5   Market for Common Equity and Related Stockholder Matters            8

     Item 6   Management's Discussion and Analysis or Plan of Operation           9

     Item 7   Financial Statements                                               13

     Item 8   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                           13


PART III

     Item  9  Directors, Executive Officers, Promoters and Control Persons;      13
              Compliance with section 16(a) of the exchange act

     Item 10  Executive Compensation                                             14

     Item 11  Security Ownership of Certain Beneficial Owners and Management     16

     Item 12  Certain Relationships                                              17


PART IV

     Item 13  Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                       19


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

Much of the Company's garments are sold on a "package" basis pursuant to which the Company markets at fixed prices finished garments to the customer's specifications and quantity requirements, arranges for production of the garments and delivers the garments directly to the customer at the port of entry. In its marketing, the Company emphasizes these package arrangements and what it believes to be the better quality and lower prices of garments produced by skilled Macedonian workers as compared to lower paid workers in certain other regions.

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

Since early 2001, when hostilities commenced in Macedonia, the Company has experienced a significant reduction in new purchase orders for its products. This reduction in new purchase orders, together with a substantial loss incurred by the Company for the year ended December 31, 2000, has required the Company to reduce its operations and overhead expenses. Such overhead reductions have included the layoff of nine employees and the reduction of general and administrative expenses in the amount of approximately $500,000 on an annualized basis.

     The Company is in default on its credit facility with the Imperial Bank. The current amount outstanding on the credit facility is $1,200,000 and the authorized maximum amount of the credit facility is $3,300,000. The Company anticipates repaying the remaining amount due under the credit facility from its existing cash flow, during the second quarter of 2001.

     Should hostilities in Macedonia continue, with a corresponding decrease in new purchase orders, the Company expects that it will be required to further reduce or even discontinue its operations.

STRATEGY

The Company will continue to offer better quality, popular priced women's apparel in a wide variety of styles, patterns, colors and fabrics. The Company's business strategy is as follows:

MAINTAIN FOCUS ON THE COMPANY'S CORE BUSINESS. The Company plans to continue to contract for the manufacture and market basic women's sportswear. This strategy emphasizes concentrating on the `cut-to-order' business where the customer provides the specifications and design of the garments which have historically been less fashion oriented. The Company believes that by avoiding the production of trendier fashion apparel ordered by customers it will be able to reduce costs commonly associated in the industry with discounts, returns and allowances. Consistent with this strategy, the Company will focus on the sale of private label apparel using the brand names ordered by its customers. The Company, however, will continue to evaluate the marketplace in an effort to assess its current market strategies and manage those strategies to remain responsive to market demand.

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

EXPAND DISTRIBUTION CHANNELS AND PRODUCT LINES. The Company will seek to expand to new geographic markets within the United States for its existing products while expanding its existing product lines within the basic women's sportswear market and exploring possibilities to enter new markets.

PRODUCTS

The Company offers to its customers a variety of men's and women's sportswear. Its apparel includes many styles manufactured in rayon and linen mixes, linen and cotton mixes, all cotton, wool and other materials. The Company's garments are moderately priced ranging at retail from $12.99 to $49.99 and are marketed primarily to working women.

MARKETING

The Company arranges for the manufacture of garments for customers under private labels selected by its customers. It markets its products exclusively in the United States directly to large wholesalers, directly and indirectly to national retailers and buying organizations, directly to women's chain clothing stores and catalogues and to retail stores.

Marketing is conducted through in-house salespersons that call directly upon customers, as well as outside sales associates, through customer referrals and through the efforts of the Company's executive officers. The Company also maintains a sales office in New York.

The Company's customers include United States retailers and wholesalers as described above. The Company's customers for the year ended December 31, 2000 included three that accounted for more than 10% of sales (Customer A at 11%, Customer C 24% and Customer D at 10% or a total of 45%). A loss of any of these customers would have a material adverse effect on the Company's results of operations.

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

The Company believes that outsourcing allows it to enhance production flexibility and capacity while reducing capital expenditures and avoiding the costs of managing a large production work force. In addition, the Company believes that outsourcing allows the Company to utilize the expertise of its suppliers and manufacturers in fabric selection and manufacturing processes. The Company is currently assessing the viability of expanding and geographically diversifying its manufacturing resources in regions other than Macedonia, especially in light of the hostilities in Macedonia, which has significantly adversely affected the Company.

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

The Company purchases fabric and trim from the manufacturers of these garment components. These manufacturers ship their products directly to the Company's manufacturing agent or to fabric dyers who in turn ship the fabric per the instructions of the agent. The Company does not have written contracts with any of its fabric or trim suppliers or contractors, however, the Company believes that its relationships with its suppliers and contractors are good.

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

For the year ended December 31, 2000, Newbel Inc. ("Newbel") and Yucan accounted for 23%, 34% respectively, of the Company's total fabric and finished goods purchases.

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

The Company has a factoring agreement with a New York based Factoring Company to factor its accounts receivable. The Company receives up to 80% of the receivables at the time of factoring. This is a non-recourse factoring agreement and the Company assigns the responsibility of the factored receivables to the Factor, except in cases of charge backs due to quality and shipping.

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

EMPLOYEES

As of December 31, 2000, the Company employed 17 individuals in Los Angeles, California, New York, New York and Macedonia including but not limited to its four executive officers, three inventory management and order control personnel, three administrative personnel and four quality control workers.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 2,200 square feet for its executive and administrative offices at 8825 West Olympic Boulevard, Beverly Hills, California 90211 at $2,750 per month pursuant to a lease expiring April 30, 2005. At the present time, the Company's current facility provides adequate space to conduct its operations.

The Company subleases 2,000 square feet of office and showroom facilities at 1359 Broadway, Suite 2102, New York, New York 10018, on a month to month basis at $2,575 per month. The Company subleases a New York apartment from the majority stockholder on a month to month basis for use by its employees traveling from Los Angeles, California and Macedonia to New York City.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND USE OF PROCEEDS

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the calendar year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock has been traded on the OTC BB under the symbol "RTRO.OB" since January 24, 2001. On April 10, 2001, the closing bid price for the Company's common stock was $.098 per share. The following table sets forth for the quarters indicated, the range of high and low bid prices of the Company's common stock as reported by NASDAQ.

By Quarter Ended:                                 Common Stock
                                                High       Low
                                              --------   --------
Calendar 1999
            March 31, 1999 .............      $   4.88   $   3.06
            June 30, 1999 ..............      $   1.63   $   1.38
            September 30, 1999 .........      $   1.94   $   1.50
            December 31, 1999 ..........      $   1.38   $   1.13
 Calendar 2000
            March 31, 2000 .............      $   1.56   $   1.50
            June 30, 2000 ..............      $   1.50   $   0.69
            September 2000 .............      $   1.22   $   0.63
            December 2000 ..............      $   0.81   $   0.13
Calendar 2001
            March 2001 .................      $   0.31   $   0.09

The above quotations were reported by NASDAQ and OTC BB and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

HOLDERS

The approximate number of the Company's record and beneficial stockholders as of March 31, 2001 was 850.

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

The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 2000, 1999 and 1998. This discussion should be read in conjunction with the Company's financial statements, the notes related thereto, and the other financial data included elsewhere in this filing.

RESULTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,

NOTE: ALL FIGURES IN PERCENTAGES
EXCEPT EARNINGS PER SHARE                 2000           1999          1998
                                          ----           ----          ----
Net sales                                 100%           100%          100.0%
Cost of goods sold                         96.87          86.7          87.1
Gross profit                                3.13          13.3          12.9
Selling, general and admin. Exp            21.23          12.1           7.6
Interest expense                            2.38           1.1           0.39
Net income (Loss)                         (17.66)          0.5           3.0
Earnings (loss) per share               $  (0.95)      $   0.03      $   0.28

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, AND 1999 (THE "2000 YEAR" AND "1999 YEAR", RESPECTIVELY.)

SALES

Sales for the 2000 Year were $17,438,305 which represented a decrease of $2,769,155 or 13.71% over the 1999 Year net sales of $20,207,460. The decrease in sales was primarily attributable to the decrease in the volume of business ordered by existing customers and new customers.

GROSS PROFIT

Gross profit was $546,807 for the 2000 Year, a decrease of $2,138,556 from $2,685,363 for the 1999 Year. The gross profit percentage was 3.13% in the 2000 Year, a decrease from 13.3% in the 1999 Year. The decrease in gross profit was primarily attributable to writing off of obsolete and slow moving inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $3,701,688 or 21.23% of sales for the 2000 Year, an increase of $1,256,847 from $2,444,841 or 6.2% of sales for the 1999 Year. The increase in expenses was attributable to the increase in write offs of vendor credits of approximately $403,000, bad debt expenses of approximately $859,000, trade show expenses, promotion, utilities, professional fees, outside help, insurance and factor charges.

INTEREST EXPENSE

Interest expense for the 2000 Year $413,542 an increase of $176,824 compared to $236,718 for the 1999 Year. Interest expense was primarily attributable to the Company's utilization of its line of credit and factoring arrangement.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company anticipates a tax (benefit) of $836,000 for the 2000 year verses $46,000 provision for taxes in year 1999. The marginal tax rate experience of the Company has been approximately 40%.

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

The Company is utilizing a $3.3 million line of credit and its credit facility arrangement with a New York factoring company. At April 11, 2001 the Company was not in compliance with the covenants of the loan and expects to pay off the loan during the second quarter of 2001.

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Operating activities provided net cash of $23,023. Cash flows provided by operating activities were primarily attributable to decreased purchases of raw materials, trim and finished goods required to support the Company's corresponding decrease in customer orders, decreases in accounts payable and increases in income taxes receivable for net operating loss carrybacks.

CASH FLOWS USED FOR INVESTING ACTIVITIES

The Company's cash flow used by investing activities totaled $246,370. Cash flows used by investing activities were primarily attributable to the purchase of equipment and investment in a certificate of deposit as collateral for the Company's line of credit.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows from financing activities totaled $163,559. Cash flows from financing activities were primarily attributable to the Company's use of its line of credit.

CAPITAL RESOURCES

Since its formation, the Company has financed its operations and met its capital requirements primarily through its public offering, cash flows from operations, customer advances, exercise of Stock Options and credit facilities.

The initial use of IPO funds was to repay certain debt and to purchase raw materials for working capital and the eventual purchase of wool manufacturing equipment. The Company's primary need for cash is for working capital purposes. As a result of the Macedonian hostilities, Company's revenue has been significantly reduced, causing it to significantly cut all operations in order to reduce overheads. If revenues does not improve the Company will be required to further reduce or even discontinue its operations.

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

SEASONALITY

The Company's revenues and operating results have exhibited some degree of seasonality in past periods. Typically, the Company experiences its highest sales in the first and fourth quarters and its lowest sales in the second and third quarters. In 2000 the Company experienced its highest sales in the first and third quarters.

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, KEY EMPLOYEES AND CONTROL PERSONS

                                                                                                         OFFICER OR
                                                                                                          DIRECTOR
        NAME                   AGE                               POSITION                                   SINCE
Borivoje Vukadinovic            42     Chief Executive Officer, President, Chairman of the Board (1)         1991
Hamid Vaghar                    36     Chief Financial Officer, Director                                     1998
Ivan Zogovic                    42     Chief Operations Officer, Director                                    1996
Mojgan Keywanfar                37     Controller, Director, Corporate Secretary                             1996
Sol Schalman                    76     Director (1). (2)                                                     1999

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

ITEM 10. EXECUTIVE COMPENSATION

The following table discloses all compensation awarded to, received by, and paid to the Chief Executive Officer of the Company for the year ended December 31, 2000. No other executive officer's annual compensation exceeded $100,000 in 2000.

                                                                                              LONG TERM COMPENSATION
                                                                        ----------------------------------------------------------
                                      ANNUAL COMPENSATION                             AWARDS           PAYOUTS
                        ----------------------------------------------------------------------------------------------------------
          (a)             (b)       (c)         (d)           (e)             (f)             (g)        (h)              (j)
                                                                            RESTRICTED
  NAME AND PRINCIPAL                                      OTHER ANNUAL        STOCK        OPTIONS/     LTIP          ALL OTHER
       POSITION          YEAR    SALARY($)     BONUS($)   COMPENSATION($)   AWARD(S)($)     SARS(#)   PAYOUTS($)   COMPENSATION($)
----------------------------------------------------------------------------------------------------------------------------------
Borivoje Vukadinovic     2000     150,000        -0-           -0-             -0-             -0-        -0-           -0-
Chief executive officer  1999     150,000       12,500         -0-             -0-             -0-        -0-           -0-
                         1998      95,000        7,917         -0-             -0-           100,000      -0-           -0-

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

As of the date of this filing, 2,736,635 options have been granted under the Plan to officers, directors, employees and consultants including 1,458,067 options granted to Mr. Vukadinovic, an aggregated 23,826 options granted to the Company's one non-employee director and 1,087,962 options to other employees and consultants. The per share exercise prices range from $0.63 to $6.00, which prices represent at least the fair market value of Company's Common Stock on the respective dates the options were granted, based on prior sales of the Company's Common Stock. The table below sets forth the total number of options issued to each executive officer and director of the Company and the exercise price. Mr. Vukadinovic's options are exercisable until April 2006. The remaining options expire at various times in 2006 and 2008. There was an amendment filed to the 1996 Stock Option Plan which provided for an additional 1,000,000 options.

In June 1997, the exercise prices of 1,191,290 of Mr. Vukadinovic's options were re-priced from $2.83 per share to $6.75 per share.

In December 1998, the Board granted 600,000 options to Frank Trible. 85,000 options were vested immediately and the remaining 515,000 will vest in twelve monthly installments of 42,916 options per month starting March 1999. Upon termination of Mr. Trible's employment on February 15, 2000, 322,084 of the unexercised options of his was cancelled. The Board also approved incentive option grants to various officers, employees and consultants. The following table sets forth all stock options granted to the Company's executive officers and directors through December 31, 2000.

                                                                  PERCENT OF
                                                                 TOTAL OPTIONS
                                             TOTAL NUMBER OF       GRANTED TO     EXERCISE     EXPIRATION
NAME OF EXECUTIVE OFFICER OR DIRECTOR        OPTIONS ISSUED        EMPLOYEES        PRICE         DATE
-------------------------------------        ----------------    -------------    --------     ----------
Borivoje Vukadinovic                           1,458,067 (1)          53.3            (1)          (1)
Ivan Zogovic                                      81,712               3.0            (2)          (3)
Mojgan Keywanfar                                  81,712               3.0            (2)          (3)
Hamid Vaghar                                      50,000               1.8          $ 1.25         2008
Sol Schalman                                      23,826               0.9          $ 2.25         2004
                                             ------------           ------
Totals                                         1,695,317              62.0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the ownership of the Company's common stock as of December 31, 2000, by (i) each person who is known by the Company to own of record of beneficially more than 5% of the Company's common stock, (ii) the Company's Chief Executive Officer and each of the Company's directors and (iii) all directors and officers of the Company as a group. The persons listed in the table have sole voting and investment powers with respect to the shares of common stock and the address of each person is in care of the Company at 8825 West Olympic Boulevard, Beverly Hills, California 90211.

                                                       AMOUNT OF      PERCENT OF
             NAME                                      OWNERSHIP        CLASS
             ----                                      ---------      ----------
Borivoje Vukadinovic(1)                                2,404,054        46.3%
Hamid Vaghar(2)                                           50,000         1.0%
Ivan Zogovic(3)                                           81,712         1.6%
Mojgan Keywanfar(3)                                       81,712         1.6%
S. William Yost(4)                                        23,826         0.4%
Donald E. Tormey(4)                                       23,826         0.4%
Sol Schalman(5)                                           23,826         0.4%
                                                       ---------
All officers and directors as a group (8 persons)      2,688,956

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2000, Mr. Vukadinovic was indebted to the Company in the amount of $156,997 advanced by the Company under a credit facility granted to Mr. Vukadinovic in the maximum amount of $350,000 and evidenced by a promissory note. The promissory note is unsecured, bears no interest and is due on demand. The sums advanced to Mr. Vukadinovic were primarily used by him to pay certain medical and related expenses of a family member.

The Company used a portion of a consolidating warehouse in Astoria, New York for short term storage and for consolidating services in connection with finished goods imported from Macedonia pending pick up by the Company's customer Positive Influence, Inc. ("PII"), the owner of the warehouse and the provider of the consolidating services, is a non-affiliated former customer of the Company which was indebted to the Company in the amount of $86,851 at December 31, 1999 for goods previously purchased from the Company. The Company was charged an average of approximately $10,000 per month for use of the warehouse and for consolidating services provided by PII which amount is deducted from the amount owed by PII to the Company. Consolidating services involved accepting finished goods shipments, combining the goods into larger quantities for pickup by, or delivery to, customers and storage of the goods prior to customer acceptance. In December 2000, the Company deemed the remaining balance uncollectible and wrote off approximately $75,000.

In July 1997, Mr. Vukadinovic personally guaranteed the Company's line of credit with Merrill Lynch Business Financial Services Inc. in the amount of up to $500,000. In November 1997, the line of credit was increased to a maximum of $1,500,000 based on a formula. In July 1998 this line of credit was paid off and Mr. Vukadinovic guaranteed the Company's line of credit with Imperial Bank in the maximum amount of $3,500,000 based on a formula.

In December 1998 the Company executed a one year employment agreement with Mr. Trible as its Vice President of Investor Relations providing for an annual salary of $54,000 and the issuance of 600,000 stock options. See "1996 Stock Option Plan". As of February 15, 2000, Mr.

Trible is no longer an employee of the Company and all 322,084 sock otions not exercised by him have been forfeited. In addition Mr. Trible is indebted to the Company in amount of $164,790 which is past due and is in litigation to collect.

The Company believes that the transactions described above were fair, reasonable and consistent with the terms of transactions that the Company could have entered into with non-affiliated third parties. All future transactions with affiliates will be approved by a majority of the Company's disinterested directors.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2000.

(c)  Exhibit Listing

EXHIBIT NO.    TITLE
-----------    -----
    1.01       Form of Underwriting Agreement(1)
    1.02       Form of Agreement Among Underwriters(1)
    1.03       Form of Selected Dealer Agreement(1)
    1.04       Form of Representatives' Warrant(1)
    1.05       Form of Amended Underwriting Agreement(1)
    3.01       Restated Articles of Incorporation of the Registrant(1)
    3.02       Bylaws of the Registrant(1)
    4.01       Form of Warrant(1)
    4.02       Form of Common Stock Certificate(1)
    5.01       Opinion of Gary A. Agron, regarding legality of the Units
               (includes Consent)(1)
   10.01       1996 Employee Stock Option Plan(1)
   10.02       Office Lease and Amendments thereto (Beverly Hills,
               California)(1)
   10.03       Employment Agreement with Mr. Vukadinovic, as amended(1)
   10.04       Employment Agreement with Mr. Silberman, as amended(1)
   10.05       Promissory Note issued by Mr. Vukadinovic(1)
   10.06       License Agreement with J.G. Hook, Inc(1)
   10.07       Consulting Agreement with Kevin Dieball(1)
   10.08       Factoring Agreement with Commodore Factors, Inc.(1)
   10.09       Agreement with David N(1)
   10.10       Agreement with Frank Trible(1)
   11.01       Computation of Earnings Per Share(1)
   11.02       Computation of Earnings Per Share(1)
   23.02       Consent of Gary A. Agron (See 5.01, above)(1)
   23.03       Consent of AJ. Robbins, P.C.(1)
   27.01       Financial Data Schedule(1)
   27.02       Financial Data Schedule(1)


(1)  Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report be signed on behalf by the undersigned, thereunto duly authorized on April 11, 2001.

                                       RETROSPETTIVA, INC.


                                       By: /s/ Borivoje Vukadinovic
                                           ---------------------------
                                           Borivoje Vukadinovic
                                           President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2001.


         SIGNATURE                                     CAPACITY


/s/ Borivoje Vukadinovic
-----------------------------      Chairman of the Board of Directors,
Borivoje Vukadinovic               President, Chief Executive Officer


/s/ Hamid Vaghar
-----------------------------      Chief Financial Officer (Principal Financial
Hamid Vaghar                       Officer) and Director


/s/ Ivan Zogovic
-----------------------------      Chief Operations Officer and Director
Ivan Zogovic


/s/ Mojgan Keywanfar
-----------------------------      Controller and Director
Mojgan Keywanfar


/s/ Sol Schalman
-----------------------------      Director
Sol Schalman

                    INDEX TO FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----
Independent Auditors' Report                                      F-2

Consolidated Balance Sheet                                        F-3

Consolidated Statements of Operations                             F-5

Consolidated Statements of Changes in Stockholders' Equity        F-6

Consolidated Statements of Cash Flows                             F-7

Notes to Consolidated Financial Statements                        F-8


                                 AJ. ROBBINS, PC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
RETROSPETTIVA, INC.
BEVERLY HILLS, CALIFORNIA

We have audited the accompanying consolidated balance sheet of Retrospettiva, Inc. and subsidiary as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Retrospettiva, Inc. and subsidiary as of December 31, 2000 and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has incurred a significant operating loss in the current year which resulted in an accumulated deficit. The geographic area where the Company manufactures its products has experienced significant political unrest. The Company is also in default of certain loan covenants. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      AJ. ROBBINS, P.C.
                                              CERTIFIED PUBLIC ACCOUNTANTS
                                                           AND CONSULTANTS
DENVER, COLORADO
FEBRUARY 2, 2001

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                                    ASSETS

CURRENT ASSETS:
     Cash                                              $         26,069
     Accounts receivable, net, pledged                          247,084
     Due from factor                                            164,471
     Note receivable, stockholder, pledged                      156,997
     Inventories, pledged                                     8,368,237
     Income taxes receivable                                    955,714
     Other current assets                                       112,537
                                                       ----------------

           Total Current Assets                              10,031,109
                                                       ----------------


PROPERTY AND EQUIPMENT, at cost, net, pledged                 1,030,565


RESTRICTED INVESTMENT, pledged                                  300,000


OTHER ASSETS                                                     18,845
                                                       ----------------

                                                       $     11,380,519
                                                       ================


      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable, trade                            $      2,530,447
   Line of credit                                            2,274,376
   Accrued expenses                                            101,859
                                                      ----------------

         Total Current Liabilities                           4,906,682
                                                      ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - authorized 1,000,000
     shares - none issued or outstanding                             -

   Common stock - authorized 15,000,000
     shares, no par value; 3,479,916 shares
     issued and outstanding                                  6,892,820

   Subscription receivable                                    (164,790)

   Additional paid-in capital                                  230,000

   Accumulated (deficit)                                      (484,193)
                                                      ----------------

         Total Stockholders' Equity                          6,473,837
                                                      ----------------

                                                      $     11,380,519
                                                      ================


       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                2000                1999
                                                         ------------------  ------------------
SALES                                                    $       17,438,305  $       20,207,460

COST OF SALES                                                    16,891,498          17,522,097
                                                         ------------------  ------------------

GROSS PROFIT                                                        546,807           2,685,363
                                                         ------------------  ------------------

OPERATING EXPENSES:
     Selling expenses                                               794,954             729,189
     General and administrative                                   2,906,734           1,715,652
     Loss on product development costs                              357,235               -
                                                         ------------------  ------------------

     Total Operating Expenses                                     4,058,923           2,444,841
                                                         ------------------  ------------------

INCOME (LOSS) FROM OPERATIONS                                    (3,512,116)            240,522
                                                         ------------------  ------------------

OTHER INCOME (EXPENSE):
     Interest income - related party                                 -                   15,788
     Interest expense                                              (413,542)           (236,718)
     Other income                                                     9,786             122,354
                                                         ------------------  ------------------

     Net Other Income (Expense)                                    (403,756)            (98,576)
                                                         ------------------  ------------------

INCOME (LOSS) BEFORE INCOME TAXES                                (3,915,872)            141,946

INCOME TAX PROVISION (BENEFIT)                                     (836,000)             46,000
                                                         ------------------  ------------------

NET INCOME (LOSS)                                        $       (3,079,872) $           95,946
                                                         ==================  ==================

BASIC EARNINGS (LOSS) PER COMMON SHARE                   $             (.95) $              .03
                                                         ==================  ==================

AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                 3,241,438           3,103,198
                                                         ==================  ==================

DILUTED EARNINGS (LOSS) PER COMMON SHARE                 $             (.95) $              .03
                                                         ==================  ==================

AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING               3,241,438           3,648,157
                                                         ==================  ==================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       RETROSPETTIVA, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                 RETAINED
                                                                                ADDITIONAL       EARNINGS
                                    COMMON STOCK             SUBSCRIPTION        PAID-IN        ACCUMULATED
                              SHARES          AMOUNT          RECEIVABLE         CAPITAL         (DEFICIT)             TOTAL
                           ------------ ----------------- ----------------- ----------------- -----------------  ----------------
BALANCES,
  DECEMBER 31, 1998           2,900,000 $       6,258,190 $          -      $        230,000  $       2,499,733  $      8,987,923

Stock options exercised         277,916           507,290         (164,790)            -                 -                342,500

Net income for the year           -                -                 -                 -                 95,946            95,946
                           ------------ ----------------- ----------------- ----------------- -----------------  ----------------

BALANCES,
  DECEMBER 31, 1999           3,177,916         6,765,480         (164,790)           230,000         2,595,679         9,426,369

Stock issued for services       302,000           127,340            -                  -                 -               127,340

Net (loss) for the year           -                -                 -                  -            (3,079,872)       (3,079,872)
                           ------------ ----------------- ----------------- ----------------- -----------------  ----------------

                              3,479,916 $       6,892,820 $       (164,790) $         230,000 $        (484,193) $      6,473,837
                           ============ ================= ================= ================= =================  ================


              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                         2000                1999
                                                                                 ------------------  ------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                                                $       (3,079,872) $           95,946
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
     Bad debt expense                                                                       960,834              79,481
     Depreciation and amortization                                                          143,535             136,907
     Deferred income taxes                                                                   47,000              (6,000)
     Services and rent provided to reduce note receivable                                    11,395              13,482
     Stock based compensation                                                               127,340              -
     Changes in:
       Accounts receivable                                                                  (43,651)            548,405
       Product development costs                                                            179,721            (179,721)
       Due from joint venturer                                                               20,000             (20,000)
       Due from factor                                                                      578,479            (409,897)
       Inventories                                                                        1,885,711          (1,783,247)
       Accrued interest - related party                                                      78,551             (23,181)
       Due from vendors                                                                     580,882            (134,362)
       Other current assets                                                                 (44,725)              6,708
       Prepaid income taxes                                                                  72,949               9,067
       Income taxes receivable                                                             (955,714)             -
       Accounts payable and accrued expenses                                               (539,412)          1,049,416
       Customer advances                                                                      -                (267,454)
                                                                                 ------------------  ------------------

         Cash flows provided (used) by operating activities                                  23,023            (884,450)
                                                                                 ------------------  ------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Purchase of property and equipment                                                       (88,983)            (57,497)
   Investment in certificate of deposit                                                    (300,000)             -
   Loans to stockholder                                                                     (91,612)           (112,892)
   Collections on note receivable, stockholder                                              234,775             104,470
   Other assets                                                                                (550)                815
                                                                                 ------------------  ------------------

         Cash flows (used) by investing activities                                         (246,370)            (65,104)
                                                                                 ------------------  ------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Payments on note payable                                                                   -                 (26,580)
   Proceeds from line of credit                                                           7,519,739           5,841,382
   Payments on line of credit                                                            (7,356,180)         (5,237,781)
   Proceeds from issuance of common stock                                                     -                 342,500
                                                                                 ------------------  ------------------

         Cash flows provided by financing activities                                        163,559             919,521
                                                                                 ------------------  ------------------

NET (DECREASE) IN CASH                                                                      (59,788)            (30,033)

CASH AND CASH EQUIVALENTS, beginning of year                                                 85,857             115,890
                                                                                 ------------------  ------------------

CASH AND CASH EQUIVALENTS, end of year                                           $           26,069  $           85,857
                                                                                 ==================  ==================

SEE NOTE 17


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS ACTIVITY

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

During 1999 the Company formed a subsidiary, Hamilton Toys, LLC (Hamilton), for the manufacture of toys related to "The Adventures of Rocky and Bullwinkle" film. A New York manufacturing firm failed to produce goods as required by the Company's purchase order. The Company is seeking legal remedies for its loss.

NOTE 2 - GOING CONCERN AND MANAGEMENTS' PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a significant operating loss during the year ended December 31, 2000, which resulted in an accumulated deficit. The Company is in default of certain loan covenants including maintenance of specified levels of tangible net worth, current ratio and working capital. The geographic area where the Company manufactures its products has experienced significant political unrest. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, and/or obtain financing as may be required. In addition, the Company may be required to locate alternative manufacturing facilities if the political unrest is not resolved soon. The Company may not be able to find suitable alternative manufacturing facilities without increased costs, if at all. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management intends to reduce operations and overhead expenses by laying off nine employees and cutting costs of approximately $500,000.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND MINORITY INTEREST
The Company and its subsidiary Hamilton, in which it exercises control through majority ownership are consolidated and all inter-company accounts and transactions are eliminated. The Company's percentage of ownership for the year ended December 31, 2000 was 100%.

The consolidated financial statements of the Company include 100% of the assets, liabilities, equity and operations of the subsidiary. The remaining ownership interests of the other venturer will be recorded as minority interests when the venturer acquires an equity interest.

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH
The restricted cash was invested in a certificate of deposit which was used as collateral for a line of credit increase. This security is reported as a restricted investment. The classification is determined based on the expected term of the collateral requirement and not necessarily the maturity date of the underlying security.

ACCOUNTS RECEIVABLE
The Company provides an allowance for doubtful accounts, as needed, for accounts deemed uncollectible. Allowance for uncollectible accounts was $25,991 at December 31, 2000.

INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost. Depreciation and amortization expense is generally provided on a straight-line basis using estimated useful lives of 5-10 years for equipment. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense of property and equipment was $143,535 and $136,907 for the years ended December 31, 2000 and 1999, respectively.

PRODUCT DEVELOPMENT COSTS
At December 31, 2000 the Company had $357,235 of unamortized product development costs related to specific products of Hamilton. These costs were to be capitalized until sales were generated, at which time they would be amortized over one year, the expected sale period. The Company is uncertain of the recoupment of these costs and has elected to record an allowance of $357,235 against the costs, until it is assured of realization.

REVENUE RECOGNITION
Revenue is recognized when sold merchandise has cleared customs in the United States and is available to be shipped to customers from a port of entry or when the goods are consolidated and shipped from the Company's warehouse in New York.

ADVERTISING EXPENSES
The Company expenses advertising costs as incurred. During the years ended December 31, 2000 and 1999, the Company did not have significant advertising costs.

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES
The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. (See Note 15)

The Company has a net operating loss carryforward of approximately $2,100,000, expiring in 2020. Since it is more likely than not that the Company will not utilize the net operating loss in the near term, a valuation allowance equal to the deferred tax asset, which consisted primarily of the net operating loss carryforwards, has been provided.

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

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

RECLASSIFICATION
Certain amounts reported in the Company's financial statements for the year ended December 31, 1999 have been reclassified to conform to the current year presentation.

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

IMPAIRMENT OF LONG-LIVED ASSETS
The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets has been made.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the Company's financial instruments, which principally include cash, trade receivables, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of the Company's debt instruments are based on the current borrowing rates available for financings with similar interest rates. At December 31, 2000 the carrying value of all financial instruments was not materially different from fair value.

GEOGRAPHIC RISK
The Company manufacturers substantially all of its goods in the Balkan region of Europe (primarily Madedonia). Historically, there has been political unrest in the Balkan region, but not in Macedonia. During 2001, there has been political unrest in Macedonia. Media coverage of this unrest has caused some of the Company's customers to reduce or cancel orders for the manufacturing of goods. Management believes that it may be required to locate alternative manufacturing facilities.

CREDIT RISK
The Company sells its merchandise principally to customers throughout the United States. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. (See Note 4)

Two customers accounted for 73% of the non-factored accounts receivable balance at December 31, 2000.

The Company maintains all cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SIGNIFICANT CUSTOMERS
Individual customers aggregating in excess of 10% of net sales are as follows:

                                        FOR THE YEARS ENDED
                                            DECEMBER 31,
                             ----------------------------------------
                                     2000                  1999
                             ------------------    ------------------
SALES
Customer A                   $        2,000,661    $        2,333,366
Customer B                   $           -         $        4,297,956
Customer C                   $        4,173,156    $        5,898,082
Customer D                   $        1,763,880    $           -


NOTE 4 - BAD DEBT EXPENSE

During the fourth quarter of 1999 "David N", which had previously been a major customer of the Company, suspended its operations. The Company continued to make sales on behalf of the customer to third parties. The Company entered into negotiations and had an agreement with the management of the customer and its informal Committee of Unsecured Creditors to acquire the trade name of the customer in exchange for the outstanding account receivable of $889,428 and $20,000 cash. The Company believed the trade name had value in excess of those amounts. As a result, the Company believed that the account receivable was realizable and that at December 31, 1999 it had not sustained a bad debt loss. In September of 2000, the Company became aware that the former management of the customer had acquired the trade name for their own account and refused to transfer the trade name to the Company for its future use. In October 2000, the Company received notice that the customer would be unable to make any additional payments other than a 5% payment on the outstanding balance of approximately $43,000. The Company wrote off the remaining balance of approximately $859,000 as of September 30, 2000 to bad debt expense. The Company was able to recover nearly all of the sales lost from this customer by selling directly to the large department store chains previously serviced by the customer.

NOTE 5 - FOURTH QUARTER ADJUSTMENT

Due from vendors consisted of chargebacks to vendors for merchandise claims and defects and the amounts were anticipated to be recouped within one year in the form of vendor credits. During the fourth quarter of the year ended December 31, 2000, management determined that the Company would not realize any benefits from the chargebacks and has expensed the remaining balance of $402,670.

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INVENTORIES

Inventories consist of the following:


                        DECEMBER 31,
                            2000
                    ------------------
Finished goods      $        1,963,065
Work-in-process              4,415,970
Raw materials                1,989,202
                    ------------------
                    $        8,368,237
                    ==================

During the year ended December 31, 2000, the Company produced small quantity orders under an informal agreement with a company that sold such orders to individual retailers. The orders were produced from leftover raw materials from the Company's larger orders. The Company paid commissions on these sales. The Company determined at December 31, 2000 that these sales did not produce enough revenues to be profitable and elected to take an allowance against certain raw materials and finished goods totaling approximately $836,000 and suspended sales under the agreement.

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

NOTE 7 - LOSS ON PRODUCT DEVELOPMENT COSTS

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

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EARNINGS PER SHARE


                                                                  FOR THE YEAR ENDED DECEMBER 31, 1999
                                                    ------------------------------------------------------------
                                                                                                        PER
                                                          INCOME                SHARES                 SHARE
                                                        (NUMERATOR)          (DENOMINATOR)             AMOUNT
                                                    -----------------     -----------------     ----------------
BASIC EPS
     Income available to common stockholders        $          95,946             3,103,198     $            .03

EFFECT OF DILUTIVE SECURITIES
     Options and warrants                                     -                     544,959              *
                                                    -----------------     -----------------     ----------------

DILUTED EPS
     Income available to common stockholders
       including assumed conversions                $          95,946             3,648,157     $            .03
                                                    =================     =================     ================

*Less than $.01

For the year ended December 31, 2000, the affect of outstanding options and warrants was anti-dilutive, and therefore not considered.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                             DECEMBER 31,
                                                 2000
                                         -----------------
Automobile                               $          20,568
Furniture and fixtures                             115,784
Factory equipment                                1,147,271
Leasehold improvements                              62,881
Software                                            37,152
                                         -----------------

         Total                           $       1,383,656

Less accumulated depreciation and
   amortization                                   (353,091)
                                         -----------------

                                         $       1,030,565
                                         =================

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - NOTE RECEIVABLE

In 1996, a $196,000 account receivable was converted to a note receivable, bearing interest at 10%, and requiring 24 monthly payments of $10,000 in consolidation services. Services are valued at the market value of comparative consolidation services in the area. The Company did not realize any services during 1999 and 2000.

The Company signed a 24 month lease agreement for its New York warehouse, owned and operated by the payor of the note receivable, commencing on September 1, 1998. The monthly lease payment was $6,875 and increased to $8,250 in December 1999. The Company is realizing $3,000 a month in rent to reduce the above note. The Company realized $11,395 in rent during 2000.

At December 31, 2000, management determined that the note receivable was impaired and has elected to write-off the remaining balance of $75,456 to bad debt expense.

NOTE 11 - NOTE RECEIVABLE FROM STOCKHOLDER

The Company's note receivable ($350,000 maximum) due from an officer/stockholder is unsecured, due on demand and bore interest at 10% per annum. Accrued interest of $78,551 was added to the note. The balance at December 31, 2000 is $156,997. Interest was accrued through September 1999 when the note was amended to be non-interest bearing.

NOTE 12 -LINE OF CREDIT

The Company had a line of credit with Imperial Bank for up to $3,500,000. $300,000 was placed in a short term certificate of deposit as collateral for the available funds and is shown as a restricted investment at December 31, 2000. In June 2000 the line was renegotiated to $3,300,000. The debt is collateralized by accounts receivable, inventories, property and equipment, notes receivable and the personal guarantee of an officer/stockholder. Interest is payable at the banks announced prime rate which ranged from 8.75% to 9.50% during 2000. The line of credit contains various restrictive covenants among which include maintaining a certain level of tangible net worth, current ratio and working capital. The Company is currently in default of the loan covenants. The Company has not obtained waivers of the default and is attempting to reduce outstanding balances and will attempt to work with the lender to reach a mutually agreeable resolution with respect to the loan.

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCK OPTION PLAN

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

                                                                        OUTSTANDING OPTIONS
                                                             ----------------------------------------
                                              OPTIONS                                    PRICE PER
                                             AVAILABLE             NUMBER                  SHARE
                                       ------------------    ------------------    ------------------
Balance, December 31, 1998                         50,295             2,736,635    $         .63-6.75
Expired during 1999                               142,954              (142,954)            2.94-6.75
Exercised                                          -                   (277,916)            1.25-2.50
Cancelled during 1999                             322,084              (322,084)                 1.25
Granted during 1999                               (23,826)               23,826                  2.25
                                       ------------------    ------------------    ------------------
Balance, December 31, 1999 and 2000               491,507             2,017,507    $         .63-6.00
                                       ==================    ==================    ==================

At December 31, 2000 and 1999 2,339,591 options granted under the plan were exercisable.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
The Company signed a 57 month lease agreement for its offices expiring on April 30, 2005. The annual minimum lease obligations created by this lease are:

             2001                               $33,000
             2002                               $33,000
             2003                               $33,000
             2004                               $33,000
             2005                               $11,000

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company rents an apartment in New York on a month to month basis from the majority stockholder.

The Company rents office and showroom space from a major supplier in New York on a month to month basis. The Company subleases an apartment in New York on a month to month basis.

Rent expense for the years ended December 31, 2000 and 1999 was $200,139 and $188,629, respectively.

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

TERMINATED ACQUISITIONS
In October 1999 the Company entered into an agreement to purchase AAA Computer Solutions (AAA) for 25,000 shares of common stock. The stockholder of AAA provided website design services. The Company issued the shares in 2000 and recorded an expense for services of $17,188.

LICENSING AGREEMENT
In November of 2000, effective July 1, 2000, the Company entered into a product name licensing agreement for an initial term expiring on July 31, 2003, extendable at the option of the licensor. The Company is required to pay a royalty of 5-6% of specified net sales. During the year ended December 31, 2000, the Company had generated no sales under the licensing agreement and has not incurred any royalty fees. The Company is required to have net sales under the licensing agreement of $3,000,000 in the first year, $5,000,000 in the second year and $8,000,000 in the third year.

INVESTOR RELATIONS AGREEMENT
In December 2000, the Company entered into a 90 day agreement for investor relations. The Company issued 200,000 shares of restricted common stock in exchange for the services, valued at $50,000, which it has recorded as a prepaid expense at December 31, 2000. The Company will expense the cost of the services over the term of the agreement.

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - INCOME TAXES - (BENEFIT)

The components of the deferred tax assets and (liabilities) as of December 31, 2000 were as follows:


Temporary differences:
     Allowance for doubtful accounts                      $           9,000
     Inventory valuation allowance                                  284,000
     Effect of prior year carrybacks                               (127,000)
     Tax depreciation in excess of book depreciation                  3,000
     Net operating loss carryforward                                715,000
     Less valuation allowance                                      (884,000)
                                                          ------------------

     Net long-term deferred tax asset                     $            -
                                                          ==================

The provision for income taxes consists of the following:

                                             FOR THE YEARS ENDED
                                                 DECEMBER 31,
                                  ----------------------------------------
                                          2000                  1999
                                  ------------------    ------------------
Current provision (benefit)       $         (836,000)   $           52,000
Deferred (benefit)                             -                    (6,000)
                                  ------------------    ------------------

Provision (benefit)               $         (836,000)   $           46,000
                                  ==================    ==================

Following is a reconciliation of the amount of income tax (benefit) expense that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit) for the periods:

                                             FOR THE YEARS ENDED
                                                 DECEMBER 31,
                                  ----------------------------------------
                                          2000                  1999
                                  ------------------    ------------------

Computed expected income tax
  provision (benefit)             $       (1,325,000)   $           38,000
State tax, net of federal
  benefit                                     -                     10,000
Inventory valuation allowance                284,000                -
Net operating loss carryforward              715,000                -
Net operating loss carryback                (474,000)               -
Other                                        (36,000)                4,000
                                  ------------------    ------------------

                                  $         (836,000)   $           52,000
                                  ==================    ==================

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - INCOME TAXES - (BENEFIT) (CONTINUED)

The components of deferred income tax (benefit) expense are as follows:

                                             FOR THE YEARS ENDED
                                                 DECEMBER 31,
                                  ----------------------------------------
                                          2000                  1999
                                  ------------------    ------------------
Bad debts                         $          68,000     $          (13,000)
Depreciation                                 (3,000)                -
Inventory valuation allowance              (284,000)                -
Other                                        98,000                  7,000
Net operating loss carryforward            (715,000)                -
Valuation allowance                         836,000                 -
                                  ------------------    ------------------

                                  $          -          $           (6,000)
                                  ==================    ==================

NOTE 16 - STOCK-BASED COMPENSATION

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

On September 23, 1999 the Company granted options to purchase 23,826 shares of the Company's common stock to a director exercisable at $2.25 per share and repriced certain employee options to $1.25 to reflect the current market price of the Company's common stock. Had the Company adopted the fair value method with respect to options issued to employees/directors an additional charge to income of $72,000 would have been required in 1999; proforma net income would have been $22,946 and earnings per share would have been $.01 on a basic and diluted basis. In estimating the above expense, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 5.8%, volatility was estimated at 41%, the expected life was less than two years.

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS FOR NONCASH INVESTING AND FINANCING ACTIVITIES

                                             FOR THE YEARS ENDED
                                                 DECEMBER 31,
                                  ----------------------------------------
                                          2000                  1999
                                  ------------------    ------------------
Cash paid for interest            $          413,542    $          236,718
                                  ==================    ==================

Cash paid for income taxes        $           -         $           42,933
                                  =================     ==================

NOTE 18 - SUBSCRIPTION RECEIVABLE

During 1999 a former employee exercised 277,916 stock options at prices ranging from $1.25 to $2.50 per share. The unpaid balance of the exercise price was $164,790 at December 31, 2000. The Company has initiated litigation to collect this amount. Management anticipates obtaining a default judgement against the former employee.

NOTE 19 - FACTORING AGREEMENT

The Company has a factoring agreement with Commodore Factors to factor its accounts receivable up to $2,000,000. The Company receives up to 80% of the receivables at the time of factoring. Interest on the factored receivables is at the prime rate plus 2%, but never less than 10% per annum.

The Company assigns a portion of its accounts receivable to the factor without recourse. Under the terms of the agreement, the factor has a continuing security in the Company's receivables and inventories. Personal and cross-corporate guarantees have been given to the factor by certain stockholders. The agreement provides for a letter of credit facility and periodic overadvances based on negotiated lines of credit

NOTE 20 - RELATED PARTY TRANSACTIONS

An officer of the Company provided consulting services for $30,915 and $26,000 during 2000 and 1999.

NOTE 21 - SEGMENT REPORTING

The Company organized its business into two reportable segments: garment manufacturing and toy manufacturing during 1999. The Company only operated in the garment manufacturing segment prior to 1999.

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - SEGMENT REPORTING (CONTINUED)

The segment's accounting policies are the same as those described in the summary of significant accounting policies included in Note 1. No sales or revenues were recognized for the toy manufacturing segment during 1999 and 2000. All revenues, expenses and assets relate to the garment manufacturing segment with the exception of product development costs of $357,235.