Form 10QSB
period 2001-03-31
RETROSPETTIVA INC
filed 2001-05-21
CIK 1015383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, No Par Value, 3,479,916 shares as of May 11, 2001.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   DECEMBER 31,            MARCH 31,
                                                                                       2000                  2001
                                                                                   ------------          ------------
                                                                                                          (UNAUDITED)
CURRENT ASSETS
       Cash                                                                        $     26,069          $     96,461
       Accounts receivable, net, pledged                                                247,084               643,236
       Due from factor                                                                  164,471               423,665
       Note receivable, stockholder,pledged                                             156,997               160,298
       Inventories, pledged                                                           8,368,237             6,968,165
       Income taxes receivable                                                          955,714               406,244
       Other current assets                                                             112,537               112,537
                                                                                   ------------          ------------
             Total Current Assets                                                    10,031,109             8,810,606

       PROPERTY AND EQUIPMENT, at cost, net                                           1,030,565             1,002,396
       RESTRICTED INVESTMENT, PLEDGED                                                   300,000               300,000
       OTHER ASSETS                                                                      18,845                18,845
                                                                                   ------------          ------------
                                                                                   $ 11,380,519          $ 10,131,847
                                                                                   ============          ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable, trade                                                     $  2,530,447          $  2,005,730
       Line of credit                                                                 2,274,376             1,831,440
       Accrued expenses                                                                 101,859                 7,184
       Payroll taxes payable                                                                 --                15,539
       Loans payable-other                                                                   --                74,588
                                                                                   ------------          ------------
             Total Current Liabilities                                                4,906,682             3,934,481
                                                                                   ------------          ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - authorized 1,000,000 shares - none issued or outstanding
Common stock - authorized 15,000,000 shares, no par value; issued and
       outstanding 3,479,916 shares                                                   6,892,820             6,892,820
       Subscription receivable                                                         (164,790)             (164,790)
       Additional paid-in capital                                                       230,000               230,000
       Accumulated deficit                                                             (484,193)             (760,664)
                                                                                   ------------          ------------
       Total Stockholders' Equity                                                     6,473,837             6,197,366
                                                                                   ------------          ------------
                                                                                   $ 11,380,519          $ 10,131,847
                                                                                   ============          ============


                       RETROSPETTIVA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                              2000                  2001
                                           -----------          -----------
                                           (UNAUDITED)          (UNAUDITED)

SALES                                      $ 6,429,651          $ 6,259,405
                                           -----------          -----------
        Total Sales                          6,429,651            6,259,405

COST OF SALES                                5,510,954            5,694,996
                                           -----------          -----------
GROSS PROFIT                                   918,697              564,409

OPERATING EXPENSES

        Selling expenses                       178,380               89,752
        General and administrative             606,446              700,269
                                           -----------          -----------
        Total Operating Expenses               784,826              790,021
                                           -----------          -----------
INCOME FROM OPERATIONS                         133,871             (225,612)

OTHER INCOME (EXPENSES)
        Interest income                            197                5,258
        Interest expense                      (105,368)             (89,556)
        Other income                             1,320               33,439
                                           -----------          -----------
Net Other Income (Expenses)                   (103,851)             (50,859)
                                           -----------          -----------
INCOME BEFORE INCOME TAXES                      30,020             (276,471)

PROVISION FOR INCOME TAXES                          --                   --
                                           -----------          -----------
NET INCOME                                 $    30,020          $  (276,471)
                                           -----------          -----------
NET INCOME PER SHARE, BASIC                $      0.01          $     (0.08)
                                           ===========          ===========
WEIGHTED AVERAGE NUMBERS OF SHARES
        OUTSTANDING, BASIC                   3,103,198            3,479,916
                                           ===========          ===========
NET INCOME PER SHARE, DILUTED              $      0.01          $     (0.08)
                                           ===========          ===========
WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING, DILUTED                 3,648,157            3,479,916
                                           ===========          ===========


                       RETROSPETTIVA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                           2000                2001
                                                                       -----------          -----------
                                                                       (UNAUDITED)          (UNAUDITED)

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income                                                             $    30,020          $  (276,471)
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
      Depreciation and amortization                                         34,330               36,369
      Changes in:
         Accounts receivable                                              (678,779)            (396,152)
         Prepaid income taxes                                              (12,058)             549,470
         Due from factor                                                  (180,124)            (259,194)
         Product development cost                                         (126,852)                  --
         Advances to vendor                                                134,362                   --
         Inventories                                                     1,087,088            1,400,072
         Accounts payable and accrued expenses                            (642,712)            (529,265)
         Customer advances                                                  50,000                   --
                                                                       -----------          -----------
            Cash flows (used) by operating activities                     (304,725)             524,829
                                                                       -----------          -----------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Purchase of fixed assets                                                 (5,552)              (8,200)
   Advances on notes receivable                                                 --               (3,301)
   Payments on notes receivable                                              9,000                   --
                                                                       -----------          -----------
            Cash flows provided (used) by investing activities               3,448              (11,501)
                                                                       -----------          -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Vendor advance                                                          104,588                   --
   Loans to stockholder                                                     (3,996)                  --
   Line of credit, net                                                     135,171             (442,936)
                                                                       -----------          -----------
            Cash flows provided by financing activities                    235,763             (442,936)
                                                                       -----------          -----------
NET INCREASE (DECREASE) IN CASH                                            (65,514)              70,392
CASH IN BANK, beginning of period                                           85,857               26,069
                                                                       -----------          -----------
CASH IN BANK, end of period                                            $    20,343          $    96,461
                                                                       ===========          ===========


                       RETROSPETTIVA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The results for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000.

NOTE 2 - INVENTORIES

Inventories at March 31, 2001 consisted of the following:

Raw Material             $1,543,964
Work-in-process           3,981,420
Finished goods            1,442,781
                         ----------
           Total         $6,968,165
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

Since early 2001, when hostilities commenced in Macedonia, the Company has experienced a significant reduction in new purchase orders for its products. This reduction in new purchase orders, together with a substantial loss incurred by the Company for the three months ended March 31, 2001 and for the year ended December 31, 2000, has required the Company to reduce its operations and overhead expenses. Such overhead reductions have included the layoff of nine employees and the reduction of general and administrative expenses in the amount of approximately $500,000 on an annualized basis.

The Company is in default on its credit facility with the Imperial Bank. The current amount outstanding on the credit facility is $1,831,000. The Company anticipates repaying the remaining amount due under the credit facility from its existing cash flow, during the second quarter of 2001.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's statements;

                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                               2000           2001
                                              ------         ------
Revenues                                      100.0%         100.0%
Cost of goods sold                             85.7%          91.0%
Gross profit                                   14.3%           9.0%
Selling, General and Administrative            12.2%          12.6%
Operating income                                2.0%          (3.6%)

THREE MONTHS ENDED MARCH 31, 2001 ("2001") COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 ("2000")

SALES

Sales for 2001 were $6,259,405 which represented a decrease of $170,246 or 2.6% from 2000 net sales of $6,429,651. The decrease in sales was primarily attributable to decreased purchases by existing customers due to continuing conflicts in Macedonia.

COST OF GOODS SOLD

Cost of goods sold in 2001 was $5,694,996 or 91% of sales, an increase of $184,042 from $5,510,954 or 85.7% of sales in 2000. The increase in cost of goods sold was primarily attributable to the decrease in sales and increase in freight and customs charges.

GROSS PROFIT

Gross profit was $564,409 for 2001, a decrease of $354,288 from $918,697 for 2000. The gross profit percentage was 9% in 2001, a decrease from 14.3% in 2000. The decrease in gross profit was primarily attributable to lower margins on goods shipped by air.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $790,021 or 12.6% of sales for 2001, an increase of $5,195 from $784,826 or 12.2% of sales for 2000. The net increase was a result of decreased commissions and increased professional fees.

INTEREST EXPENSE

Interest expense for 2001 was $89556 compared to $105,368 for 2000. The decrease in interest was primarily attributable to the decrease in the utilization of existing financing vehicles.

LIQUIDITY

The Company has 575,000 warrants outstanding with an exercise price of $7.50 per warrant expiring September 23, 2002. The Company has 50,000 underwriter warrants outstanding with an exercise price of $14.40 per unit. Each unit consists of two shares of the Company's common stock and one warrant as described above. The Company does not know whether the warrants will be exercised in 2001. Without exercise of those warrants, the Company may need to limit its growth in order to more efficiently manage its available funds and funds generated by operations.

The Company is utilizing its line of credit and its credit facility arrangement with a New York factoring company. At May 11, 2001 the Company was not in compliance with the covenants of the loan and expects to pay off the loan during the second quarter of 2001.

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


Date: May 21, 2000                      RETROSPETTIVA, INC.
                                        -------------------
                                           (Registrant)


                                        /s/ Hamid Vaghar
                                        -------------------------------
                                        Hamid Vaghar
                                        Chief Financial Officer
                                        (Principal Accounting Officer)