Form 10QSB
period 2001-06-30
RETROSPETTIVA INC
filed 2001-08-20
CIK 1015383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, No Par Value, 3,479,916 shares as of August 1, 2001.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                      INDEX

Part I  Financial Information                                         Page
     Item 1. Financial Statements:

     Balance Sheets as of June 30, 2001 and December 31, 2000           1

     Statements of Operations for the Three Months and Six
          Months Ended June 30, 2001 and 2000                           2

     Statements of Cash Flows for the
          Six Months Ended June 30, 2001 and 2000                       3

     Notes to Financial Statements                                      4

     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 5

Part II Other Information and Signatures                                6


                       RETROSPETTIVA, INC. AND SUBSIDIARY
                                 BALANCE SHEETS

                                     ASSETS

                                                                                   DECEMBER 31,      JUNE 30,
                                                                                       2000            2001
                                                                                   ------------    ------------
                                                                                                    (UNAUDITED)

CURRENT ASSETS

      Cash                                                                         $     26,069    $     43,713
      Accounts receivable, net, pledged                                                 247,084         366,940
      Due from factor                                                                   164,471          87,058
      Note receivable, stockholder, pledged                                             156,997           1,030
      Inventories, pledged                                                            8,368,237            --
      Income taxes receivable                                                           955,714         406,243
      Other current assets                                                              112,537         112,537
                                                                                   ------------    ------------
           Total Current Assets                                                      10,031,109       1,017,521

      PROPERTY AND EQUIPMENT, at cost, net                                            1,030,565           2,250
      Restricted investment, pledged                                                    300,000            --
      OTHER ASSETS                                                                       18,845          18,845
                                                                                   ------------    ------------
                                                                                   $ 11,380,519    $  1,038,616
                                                                                   ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable, trade                                                      $  2,530,447    $  1,335,004
      Line of credit                                                                  2,274,376       1,049,528
      Accrued expenses                                                                  101,859            --
      Payroll taxes payable                                                                --            10,906
                                                                                   ------------    ------------
           Total Current Liabilities                                                  4,906,682       2,395,438
                                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

Preferred stock - authorized 1,000,000 shares - none issued or outstanding
Common stock - authorized 15,000,000 shares, no par value; 3,479,916
      issued and outstanding                                                          6,892,820       6,892,820
Subscription receivable                                                                (164,790)           --
Additional paid-in capital                                                              230,000         230,000
Retained earnings                                                                      (484,193)     (8,479,642)
                                                                                   ------------    ------------
      Total Stockholders' Equity                                                      6,473,837      (1,356,822)
                                                                                   ------------    ------------
                                                                                   $ 11,380,519    $  1,038,616
                                                                                   ============    ============


SEE NOTES TO FINANCIAL STATEMENTS

                RETROSPETTIVA, INC. AND SUBSIDIARY
                     STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                    2001            2000            2001            2000
                                                ------------    ------------    ------------    ------------


DISCONTINUED OPERATIONS

        Income (Loss) from operations             (7,702,090)       (410,542)     (7,813,783)       (390,521)

                                                ------------    ------------    ------------    ------------


NET (LOSS)                                      $ (7,702,090)   $   (410,542)   $ (7,813,783)   $   (390,521)
                                                ------------    ------------    ------------    ------------

NET (LOSS) PER SHARE, BASIC                     $      (2.21)   $      (0.13)   $      (2.25)   $      (0.12)
                                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBERS OF SHARES
        OUTSTANDING, BASIC AND DILUTED             3,479,916       3,177,916       3,479,916       3,177,916
                                                ============    ============    ============    ============

SEE NOTES TO FINANCIAL STATEMENTS

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                  2000            2001
                                                                              ------------    ------------


CASH FLOWS FROM (TO) OPERATING ACTIVITIES

Net (loss)                                                                    $   (390,521)   $ (7,813,783)
     Adjustments to reconcile net (loss) to net cash
        provided (used) by operating activities:
        Bad debt expense                                                              --           164,790
        Depreciation and amortization                                               68,660          72,738
        Loss on product development costs                                          349,457            --
        Loss on factory equipment                                                     --           963,777
        Subscription receivable deemed uncollectible                                  --          (164,790)
        Changes in:
           Accounts receivable                                                    (266,978)       (119,856)
           Prepaid income taxes                                                    (12,058)        549,470
           Due from factor                                                         439,854          77,413
           Product development cost                                               (169,736)           --
           Advances to vendor                                                      124,362            --
           Inventories                                                           1,582,088       8,368,238
           Other                                                                      (550)           --
           Deferred tax assets                                                    (201,000)           --
           Accounts payable and accrued expenses                                (1,757,334)     (1,283,939)
           Accrued payroll taxes                                                     8,091          (2,455)
                                                                              ------------    ------------
                    Cash flows provided (used) by operating activities            (225,665)        811,603
                                                                              ------------    ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

     Purchase of fixed assets                                                      (36,307)         (8,200)
     Stockholder loan repayments                                                   193,913         155,967
     Restricted investment                                                            --           300,000
     Payments on notes receivable                                                   18,000            --
                                                                              ------------    ------------
                    Cash flows provided by investing activities                    175,606         447,767
                                                                              ------------    ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

     (Payments) proceeds from line of credit                                       188,193      (1,224,848)
     Due to vendor                                                                 104,588            --
     Other                                                                            --           (16,878)
                                                                              ------------    ------------
                    Cash flows provided (used) by financing activities             292,781      (1,241,726)
                                                                              ------------    ------------

NET INCREASE IN CASH                                                               242,722          17,644
CASH IN BANK, beginning of period                                                   85,857          26,069
                                                                              ------------    ------------
CASH IN BANK, end of period                                                   $    328,579    $     43,713
                                                                              ============    ============


Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                                 $     93,755    $     92,156
                                                                              ============    ============


SEE NOTES TO FINANCIAL STATEMENTS

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

The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000.

NOTE 3 - RECENT DEVELOPMENTS

On July 2, 2001, the Company announced that recent events, primarily the war in Macedonia, has forced the company to cease operations and attempt to liquidate its assets.

The current civil war in Macedonia has prevented the Company from producing goods there. The Company's day-to-day business has been interrupted by a lack of electric power, shortages of water and fighting between Albanian rebels and Macedonian forces that have reached the cities. This is preventing employees from coming to work and making it practically impossible to produce goods. As a result, the Company had lost most of its orders for goods, was unable to ship completed goods and is unable to access its inventory in Macedonia.

As a result of these events, the Company has suspended further operations and is attempting to liquidate its assets in order to pay creditors. It is unlikely that the Company will generate sufficient cash resources to continue in business following the end of hostilities in Macedonia.

NOTE 2 - INVENTORIES

The Company did not have any inventory at June 30, 2001

The factories that housed a majority of the inventory and equipment owned by the Company were recently destroyed. Attempts to locate usable inventory or equipment was unsuccessful; therefore, these assets were reduced to a net realizable value of zero.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company contracted for the manufacturing of a variety of garments, primarily basic women's sportswear which includes suits, skirts, blouses, blazers, pants, shorts, vests and dresses, using assorted fabrics including rayons, linens, cotton and wool. The Company arranged for the manufacturing of garments for customers under private labels selected by its customers. It marketed its products exclusively in the United States directly to large wholesalers directly and indirectly to national retailers and buying organizations, and directly to women's chain clothing stores and catalogues.

Since early 2001, when hostilities commenced in Macedonia, the Company has experienced a significant reduction in new purchase orders for its products. This reduction in new purchase orders, together with a substantial loss incurred by the Company for the three and six months ended June 30, 2001 and for the year ended December 31, 2000, has required the Company to reduce its operations and overhead expenses. Such overhead reductions have included the layoff of nine employees and the reduction of general and administrative expenses in the amount of approximately $500,000 on an annualized basis.

The Company is in default on its credit facility with the Imperial Bank. The current amount outstanding on the credit facility is $1,049,528. The Company anticipates paying the majority of the amount due under the credit facility from its existing cash flow, during the third quarter of 2001.

Due to continuing hostilities in Macedonia continue, new purchase orders have decreased significantly or were canceled and the Company has decided to cease it's manufacturing operations. The Company intends to negotiate settlement of its liablities.

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

RESULTS OF OPERATIONS

The Company's main center for production is in Macedonia, which has been the unfortunate victim to armed conflict for most of 2001. The President of the Company visited Macedonia recently to evaluate possibilities of moving the inventory and equipment to another location in another country. At the time of his visit, most of the factories were closed and suspicions of looting were considered. Many parts of the country were unreachable without exposing personnel to serious harm and it was feared the roads were mined by terrorists.

On June 30, 2001 the Company decided to cease it's manufacturing operations. The Company is unable to determine if a gain or loss is expected from the final liquidation.

The financial statements reflect the discontinued operations for all periods presented.

LIQUIDITY

The Company has 575,000 warrants outstanding with an exercise price of $7.50 per warrant expiring September 23, 2002. The Company has 50,000 underwriter warrants outstanding with an exercise price of $14.40 per unit. Each unit consists of two shares of the Company's common stock and one warrant as described above. The Company does not expect the warrants to be exercised in 2001. The Company is dilligently working to collect on its receivables to further reduce the line of credit.

The Company is utilizing its line of credit and its credit facility arrangement with a New York factoring company. As of May 11, 2001 the Company was not in compliance with the covenants of the loan and is negotiating repayment terms.

CAPITAL RESOURCES

Since its formation, the Company has financed its operations and met its capital requirements primarily through its public offering, cash flows from operations, customer advances, exercise of Stock Options and credit facilities.

As a result of the Macedonian hostilities, the Company's revenue stream has been discontinued causing it to significantly cut all operations in order to reduce overhead.

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

Date: 8-20-2001                         RETROSPETTIVA, INC.
                                        -------------------
                                           (Registrant)


                                        /s/ Hamid Vaghar
                                        -------------------------------
                                        Hamid Vaghar
                                        Chief Financial Officer
                                        (Principal Accounting Officer)