Form 10QSB
period 2001-09-30
RETROSPETTIVA INC
filed 2001-11-14
CIK 1015383

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

             FOR THE QUARTERLY PERIOD ENDED ________________________

                        COMMISSION FILE NUMBER: 333-29295

                               RETROSPETTIVA, INC.
         ---------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                   CALIFORNIA                          95-4298051
                   ----------                          ----------
        (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

                           8825 WEST OLYMPIC BOULEVARD
                             BEVERLY HILLS, CA 90211
                     --------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 657-1745
                            -------------------------
                           (ISSUER'S TELEPHONE NUMBER)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, No Par Value, 3,479,916 shares as of November 1, 2001.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                       RETROSPETTIVA, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                      INDEX



Part I  Financial Information                                               Page

     Item 1. Financial Statements:

     Balance Sheets as of September 30, 2001 and December 31, 2000           1

     Statements of Operations for the Three Months and Nine
          Months Ended September 30, 2001 and 2000                           2

     Statements of Cash Flows for the
          Nine Months Ended September 30, 2001 and 2000                      3

     Notes to Financial Statements                                           4

     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      5

Part II Other Information                                                    8

        Signatures                                                           9




                                  RETROSPETTIVA, INC. AND SUBSIDIARY
                                             BALANCE SHEETS

                                                ASSETS
                                                ------



                                                               DECEMBER 31,    SEPTEMBER 30,
                                                                   2000            2001
                                                               ------------    ------------
                                                                                (UNAUDITED)


CURRENT ASSETS

      Cash                                                     $     26,069    $      4,297
      Accounts receivable, net, pledged                             247,084         366,940
      Due from factor                                               164,471            --
      Note receivable, stockholder, pledged                         156,997           1,030
      Inventories, pledged                                        8,368,237            --
      Income taxes receivable                                       955,714         259,076
      Other current assets                                          112,537         112,537
      Deposits                                                            -          86,986
                                                               ------------    ------------
           Total Current Assets                                  10,031,109         830,866

      PROPERTY AND EQUIPMENT, at cost, net                        1,030,565           2,250
      Restricted investment, pledged                                300,000            --
      OTHER ASSETS                                                   18,845          18,845
                                                               ------------    ------------
                                                               $ 11,380,519    $    851,961
                                                               ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

CURRENT LIABILITIES

      Accounts payable, trade                                  $  2,530,447    $  1,247,946
      Notes payable                                               2,274,376         968,163
      Accrued expenses                                              101,859            --
      Payroll taxes payable                                            --              --
                                                               ------------    ------------
           Total Current Liabilities                              4,906,682       2,216,109
                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

Preferred stock - authorized 1,000,000 shares -
   none issued or outstanding
Common stock - authorized 15,000,000 shares,
   no par value; 3,479,916 issued
   and outstanding                                                6,892,820       6,892,820
Subscription receivable                                            (164,790)             --
Additional paid-in capital                                          230,000         230,000
Retained earnings                                                  (484,193)     (8,486,968)
                                                               ------------    ------------
      Total Stockholders' Equity(Deficit)                         6,473,837      (1,364,148)
                                                               ------------    ------------
                                                               $ 11,380,519    $    851,961
                                                               ============    ============



SEE NOTES TO FINANCIAL STATEMENTS




                                             RETROSPETTIVA, INC. AND SUBSIDIARY
                                                   STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)



                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                    2001               2000              2001                2000
                                                ------------       -----------        -----------        ------------

DISCONTINUED OPERATIONS

        Income (Loss) from operations           $    (7,326)       $  (198,011)       $(7,821,109)       $  (789,532)
                                                -----------        -----------        -----------        -----------


NET (LOSS)                                      $    (7,326)       $  (198,011)       $(7,821,109)       $  (789,532)
                                                -----------        -----------        -----------        -----------

NET (LOSS) PER SHARE, BASIC                     $         *        $     (0.06)       $     (2.25)       $     (0.24)
                                                ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBERS OF SHARES
        OUTSTANDING, BASIC AND DILUTED            3,479,916          3,271,492          3,479,916          3,223,949
                                                ===========        ===========        ===========        ===========
*Less than $(.01) per share


SEE NOTES TO FINANCIAL STATEMENTS






                                                  RETROSPETTIVA, INC. AND SUBSIDIARY
                                                     STATEMENTS OF CASH FLOWS

                                                          (UNAUDITED)



                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      2000                 2001
                                                                                  ------------         ------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES

Net (loss)                                                                        $  (789,532)         $(7,821,109)
     Adjustments to reconcile net (loss) to net cash
      provided (used) by operating activities:
        Bad debt expense                                                                 --                164,790
        Depreciation and amortization                                                 102,989               72,738
        Common stock issued for services                                               67,315                 --
        Loss on product development costs                                             179,721                 --
        Loss on factory equipment                                                        --                963,777
        Loss on disposal of fixed assets                                                2,890                 --
        Subscription receivable deemed uncollectible                                     --               (164,790)
        Changes in:
           Accounts receivable                                                        394,629             (119,856)
           Prepaid income taxes                                                      (722,231)             696,638
           Due from factor                                                            405,083              164,471
           Advances to vendor                                                         124,362                 --
           Due to vendor                                                               74,588                 --
           Inventories                                                              1,947,671            8,368,237
           Deposits                                                                      --                (86,986)
           Other                                                                         (550)                --
           Accounts payable and accrued expenses                                   (1,965,459)          (1,384,358)
           Accrued payroll taxes                                                        7,558                 --
                                                                                  -----------          -----------
                    Cash flows provided (used) by operating activities               (170,966)             853,552
                                                                                  -----------          -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

     Purchase of fixed assets                                                         (74,982)              (8,200)
     Stockholder loan repayments                                                      188,714              155,967
     Restricted investment                                                           (300,000)             300,000
     Payments on notes receivable                                                      27,000                 --
                                                                                  -----------          -----------
                    Cash flows provided (used) by investing activities               (159,268)             447,767
                                                                                  -----------          -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

     (Payments) proceeds from line of credit                                          264,815           (1,306,213)
     Other                                                                               --                (16,878)
                                                                                  -----------          -----------
                    Cash flows provided (used) by financing activities                264,815           (1,323,091)
                                                                                  -----------          -----------

NET (DECREASE) IN CASH                                                                (65,419)             (21,772)
CASH IN BANK, beginning of period                                                      85,857               26,069
                                                                                  -----------          -----------
CASH IN BANK, end of period                                                       $    20,438          $     4,297
                                                                                  ===========          ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                                     $   306,131          $    92,156
                                                                                  ===========          ===========


SEE NOTES TO FINANCIAL STATEMENTS

                                                          3


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

The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000.


NOTE 2 - INVENTORIES

The Company did not have any inventory at September 30, 2001

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

Since early 2001, when hostilities commenced in Macedonia, the Company has experienced a significant reduction in new purchase orders for its products. This reduction in new purchase orders, together with a substantial loss incurred by the Company for the three and nine months ended September 30, 2001 and for the year ended December 31, 2000, has required the Company to reduce its operations and overhead expenses. Such overhead reductions have included the layoff of nine employees and the reduction of general and administrative expenses in the amount of approximately $500,000 on an annualized basis.

The Company is in default on its credit facility with the Imperial Bank. The amount outstanding was converted to notes payable totaling $968,163. The Company anticipates paying the majority of the amount due from its existing cash flow during the fourth quarter of 2001.

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

LIQUIDITY

The Company has 575,000 warrants outstanding with an exercise price of $7.50 per warrant expiring September 23, 2002. The Company has 50,000 underwriter warrants outstanding with an exercise price of $14.40 per unit. Each unit consists of two shares of the Company's common stock and one warrant as described above. The Company does not expect the warrants to be exercised in 2001. The Company is dilligently working to collect on its receivables to further reduce the notes payable.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". Management has accessed the implementation and determined that there is no significant impact on the consolidated financial statements of the Company.

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


Date: 11-14-2001                         RETROSPETTIVA, INC.
                                        -------------------
                                           (Registrant)


                                        /s/ Borivoje Vukadinovic
                                        ----------------------------------------
                                            Borivoje Vukadinovic
                                            President