Form 10KSB
period 2006-12-31
RETROSPETTIVA INC
filed 2008-02-13
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-29295

RETROSPETTIVA, INC.

(Name of small business issuer in its charter)

California	95-4298051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 West 9th Street, Suite 518, Los Angeles, CA	90015
(Address of principal executive offices)	(Zip Code)

(213) 623-9216

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

No Par Value Common Stock

(Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐  No ☒.

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒  Yes    ☐ No

State issuer’s revenues for its most recent fiscal year:  Nil.

The aggregate market value (at the last trade price of $0.01 per share) of the Common Stock of Retrospettiva, Inc. by non-affiliates as of January 15, 2008 was approximately $25,000. As of January 15, 2008, there were 14,425,903 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should carefully consider the risk factors set forth in this document.  This document contains forward-looking statements about our expectations and plans, anticipated future events and conditions, estimates, and financial trends, which may affect our plan of operation, business strategy, operating results, and financial position.  You are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties.  Actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Cautionary statements in the risk factors section and elsewhere in this document identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made in this document.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

Overview

Retrospettiva, Inc. was organized under the laws of the State of California in November, 1990 for the purpose of manufacturing and importing textile products, including finished garments and fabrics.  Our manufacturing facilities and inventories were primarily located in Europe.  Our European operations were based in and around Macedonia.  On July 2, 2001, we announced that the civil war in Macedonia rendered it impossible to continue operations.  We ceased operations and liquidated all of our assets.

From 2002 until 2006, the Company was dormant. Effective October 11, 2006 (commencement of new development stage), the Company commenced activities to become current in reporting with the SEC with the intention to become a publicly trading company. Retrospettiva intends to evaluate, structure and complete a merger with, or acquisition of, one or a small number of private companies, partnerships or sole proprietorships. Retrospettiva may seek to acquire a controlling interest in one or more private companies in contemplation of later completing an acquisition.

Retrospettiva believes that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as Retrospettiva. Retrospettiva believes that demand for shell corporations has increased dramatically since the Securities and Exchange Commission, or the SEC, imposed additional requirements upon “blank check” companies pursuant to Reg. 419 of the Securities Act of 1933, as amended. According to the SEC, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of “blank check” offerings filed with the SEC, and as a result has stimulated an increased demand for shell corporations. While Retrospettiva has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that Retrospettiva will merge with or acquire an existing private entity.

General

Retrospettiva proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunity ventures. As of the date hereof, Retrospettiva has no business opportunities or ventures under contemplation for acquisition or merger but proposes to investigate potential opportunities with investors or entrepreneurs with a concept which has not yet been placed in operation, or with firms which are developing companies. Retrospettiva may seek established businesses which may be experiencing financial or operational difficulties and are in need of the limited additional capital Retrospettiva could provide. After Retrospettiva has completed a merger or acquisition, the surviving entity would be Retrospettiva; however, management from the acquired entity would in all likelihood be retained to operate Retrospettiva. Due to the absence of capital available for investment by Retrospettiva, the types of business seeking to be acquired by Retrospettiva will invariably be small and high risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its common stock.

Retrospettiva does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

It is anticipated that business opportunities will be available to Retrospettiva and sought by Retrospettiva from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (1) management’s willingness to enter into unproven, speculative ventures; (2) management’s contacts and acquaintances; and (3) Retrospettiva’s flexibility with respect to the manner in which it may structure potential financing, mergers or acquisitions. However, there is no assurance that Retrospettiva will be able to structure, finance, merge with or acquire any business opportunity or venture.

Operation of Retrospettiva

Retrospettiva intends to search throughout the United States for a merger or acquisition candidate; however, because of its lack of capital, Retrospettiva believes that the merger or acquisition candidate will be conducting business within limited geographical area.

Retrospettiva’s executive officers will seek acquisition/merger candidates or orally contact individuals or broker dealers and advise them of the availability of Retrospettiva as an acquisition candidate. Retrospettiva’s executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in the best interests of Retrospettiva and its shareholders.

Retrospettiva may employ outside consultants until a merger or acquisition candidate has been targeted by Retrospettiva, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While Retrospettiva may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. As of the date hereof, Retrospettiva has not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing the business purpose of Retrospettiva.

Selection of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of Retrospettiva’s executive officers and directors who are not professional business analysts and have had little previous training or experience in business analysis. In as much as Retrospettiva will have no funds available to it in its search for business opportunities and ventures, Retrospettiva will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. Retrospettiva will, however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

As part of Retrospettiva’s investigation, representatives of Retrospettiva will meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of Retrospettiva’s limited financial resources and management and technical expertise.

Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, Retrospettiva will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history, management resumes, financial information, available projections with related assumptions upon which they are based, evidence of existing patents, trademarks or service marks or rights thereto, current and proposed forms of compensation to management, a description of transactions between the prospective entity and its affiliates during relevant periods, a description of current and required facilities, an analysis of risks and competitive conditions, and other information deemed relevant.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. Retrospettiva’s executive officers anticipate funding Retrospettiva’s operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

Retrospettiva will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, Retrospettiva will consider the following kinds of factors:

•                  Potential for growth, indicated by new technology, anticipated market expansion or new products;

•                  Competitive position as compared to other firms engaged in similar activities;

•                  Strength of management;

•                  Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

•                  Other relevant factors.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to Retrospettiva’s limited capital available for investigation and management’s limited experience in business analysis, Retrospettiva may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Retrospettiva is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. Retrospettiva does not plan to raise any capital at the present time, by private placements; public offerings, pursuant to Regulation S promulgated under the Securities Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the identification of an acquisition or merger candidate.

Form of Merger or Acquisition

The manner in which Retrospettiva participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of Retrospettiva and the merger or acquisition candidate, and the relative negotiating strength of Retrospettiva and such merger or acquisition candidate. The exact form or structure of Retrospettiva’s participation in a business opportunity or venture will be dependent upon the needs of the particular situation. Retrospettiva’s participation may be structured as an asset purchase, a lease, a license, a joint venture, a partnership, a merger or an acquisition of securities.

As set forth above, Retrospettiva may acquire its participation in a business opportunity through the issuance of common stock or other securities in Retrospettiva. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20% or less of the total issued and outstanding common stock. If such a transaction were available to Retrospettiva, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of common stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of Retrospettiva prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

The present management and shareholders of Retrospettiva will in all likelihood not have control of a majority of the voting shares of Retrospettiva following a reorganization transaction. In fact, it is probable that the shareholders of the acquired entity will gain control of Retrospettiva. The terms of sale of the shares presently held by management of Retrospettiva may not be afforded to other shareholders of Retrospettiva. As part of any transaction, Retrospettiva’s directors may resign and new directors may be appointed without any vote by the shareholders.

Retrospettiva has an unwritten policy that it will not acquire or merge with a business or company in which Retrospettiva’s management or their affiliates or associates directly or indirectly have an ownership interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change said policy.

Pursuant to regulations promulgated under the Securities Exchange Act of1934, as amended, Retrospettiva will be required to obtain and file with the SEC audited financial statements of an acquisition candidate not later than 60 days from the date the Form 8-K is due at the SEC disclosing the merger or acquisition.

Rights of Dissenting Shareholders

Under the Colorado Business Corporation Act, a business combination typically requires the approval of a majority of the outstanding shares of both participating companies. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-113-102 and 7-113-103 of the Colorado Business Corporation Act. The requirement of approval of Retrospettiva’s shareholders in any business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange under which Retrospettiva would be the survivor does not require the approval of Retrospettiva’s shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, Retrospettiva will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

Prior to any business combination for which shareholder approval is required, Retrospettiva intends to provide its shareholders complete disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholder meeting.

None of Retrospettiva’s officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with, and there are no present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this report.

Not an “Investment Adviser”

Retrospettiva is not an “investment adviser” under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, Retrospettiva will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 2(a)(11) of the Investment Advisers Act (15 U.S.C. 80b2(a)(11)).

Not an “Investment Company”

Retrospettiva may become involved in a business opportunity through purchasing or exchanging the securities of such business. Retrospettiva does not intend, however, to engage primarily in such activities and is not registered as an “investment company” under the Federal Investment Company Act of 1940. Retrospettiva believes such registration is not required.

Retrospettiva must conduct its activities so as to avoid becoming inadvertently classified as a transient “investment company” under the Federal Investment Company Act, which classification would affect Retrospettiva adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an “investment company” which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than United States government securities or securities of majority-owned subsidiaries”,) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). Retrospettiva intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of “investment company.” Retrospettiva proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

Effective January 14, 1981, the SEC adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1) cited above if, during period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by Retrospettiva’s business activities and appropriate resolution of Retrospettiva’s Board of Directors duly adopted and duly recorded in the minute book of Retrospettiva. The Rule 3a-2 “safe harbor” may not be relied on more than one single time.

Reports to Security Holders.

Retrospettiva is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials Retrospettiva files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030.The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Office

Our principal executive offices are located at 112 West 9th Street, Suite 518, Los Angeles  90015, and our telephone number is (213) 623-9216.  We share office space with our President.  Our office needs are minimal and we do not pay rent for the shared office space.  We expect to share office space with our officers or directors until we complete a business combination.

Employees

We currently have no salaried employees and none of our officers, directors or principle stockholders are currently receiving any compensation for their services. Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

ITEM 2.    DESCRIPTION OF PROPERTIES

Retrospettiva owns no property.

Retrospettiva uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial

ITEM 3.    LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Information about our common stock is reported by Pink Sheets LLC at www.pinksheets.com.  Pink Sheets LLC is a provider of trading systems, pricing, and financial information for over the counter (OTC) markets.  Pink Sheets LLC provides broker-dealers, market data providers, issuers and investors with software and information services that improve the transparency and efficiency of the OTC markets.  The table below sets forth the high and low prices of our common stock as reflected by Pink Sheets LLC for the period from January 1, 2005 to date.  Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Year Ending	High	Low
December 31, 2007
First Quarter	$0.006	$0.006
Second Quarter	$0.006	$0.006
Third Quarter	$0.110	$0.01
Fourth Quarter	$0.030	$0.015

December 31, 2006
First Quarter	$0.005	$0.005
Second Quarter	$0.010	$0.005
Third Quarter	$0.020	$0.006
Fourth Quarter	$0.019	$0.006

December 31, 2005
First Quarter	$0.003	$0.001
Second Quarter	$0.001	$0.001
Third Quarter	$0.005	$0.005
Fourth Quarter	$0.005	$0.005

On January 16, 2008, the “best bid” and “best ask” quotations by Pink Sheets LLC were $0.01 and $0.025, respectively, and no trades were reported.

Holders

As of January 16, 2008, a total of 14,425,903 shares of our common stock were outstanding and there were approximately 72 holders of record.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as “penny stocks” under applicable securities regulations. Our stock will therefore be subject to rules adopted by the Securities and Exchange Commission (“SEC”) regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

We have appointed Corporate Stock Transfer, Inc. (“CST”) as the transfer agent for our common stock. The principal office of CST is located at 3200 Cherry Creek Drive South, Suite 430, Denver, CO  80209 and its telephone number is (303) 282-4800.

Dividend Policy

We have never declared or paid dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we intend to retain any earning in our business, and therefore do not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

During 2006 and 2007, Borivoje Vukadinovic advanced $29,009 to us so that we could meet our financial obligations.  In addition, effective July 2, 2007, we entered into a note payable agreement with Gary Agron that provides for maximum borrowings up to $64,871.  The note is due June 30, 2008, is uncollateralized, and bears  interest at an annual rate of 8%.  During 2007, we received proceeds of $64,871 under the terms of this note. We issued 945,987 shares of our common stock as additional consideration for the note payable.

In November 2007, we entered into a loan agreement with Borivoje Vukadinovic and Gary Agron that provides for maximum borrowings up to $133,333.  The note is due on demand, is uncollateralized, and bears interest at an annual rate of 8%.  During 2007, we received proceeds of $28,052 under the terms.  We issued 10,000,000 shares of our common stock as additional consideration for the note payable.

Proceeds from the notes payable are being used to satisfy our working capital obligations

ITEM 6.    MANAGEMENTS’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion updates our plan of operation for the next twelve months.  This discussion also analyzes our financial condition at December 31, 2006 and compares it to our financial condition at December 31, 2005.  This discussion summarizes the results of our operations for the year ended December 31, 2006 and compares those results to the year ended December 31, 2005.

Plan of Operation

Retrospettiva, Inc. (the “Company”) was organized under the laws of the State of California in November, 1990.  Prior to 2002, our business was to manufacture and import textile products, including both finished garments and fabrics.  Our manufacturing facilities and inventories were primarily located in Europe.  Our European operations were based in and around Macedonia.  On July 2, 2001, we announced that the civil war in Macedonia rendered it impossible to continue operations.  We ceased operating and liquidated all of our assets.

On October 11, 2006, the Board of Directors decided to revive the Company.  Since that date, we have undertaken various steps required to develop the Company.  We updated our tax filings and began the process of updating our delinquent filings with the Securities and Exchange Commission.  During 2007, we negotiated a settlement with Emeryworld, a company which, on May 20, 2002, obtained a judgment against us in the amount of $165,060.  On October 26, 2007, we reached a settlement agreement with them under which they agreed to accept a cash payment of $27,750.

Our plan of operation is to update our affairs so that we become current in our various reporting obligations.  We intend to combine the Company with another entity in a merger, acquisition, or similar transaction and are seeking potential candidates.  Our plan is to evaluate prospects, structure a transaction, and ultimately combine with another entity.  We are unable, at this time, to predict when, if ever, our objectives will be achieved.

Capital Investment

We do not anticipate any significant capital expenditures for at least the next twelve months.

Liquidity and Capital Resources

As of December 31, 2006, we had a working capital deficit of $(205,855).  We had current assets of $2,461and current liabilities of $208,316.  This represents a$26,440 increase in the deficit  from the working capital deficit of $(179,415) at fiscal year end December 31, 2005.  During the year ended December 31, 2006, our working capital deficit increased because of costs incurred to revive our business.

The President of the Company has periodically advanced funds to us to meet our working capital needs.  As of December 31, 2006, we owe the President $15,557 for advances which are non-interest bearing, uncollateralized, and due on demand.  Subsequent to December 31, 2006, we received additional funds aggregating $13,452 from the President.  During the year ended December 31, 2006, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

To fund our operations, we entered into a loan agreement with one of our stockholders on July 2, 2007.  The principal maximum amount of the loan that can be drawn is $64,871.  The loan is due June 30, 2008, is uncollateralized, and bears interest at 8% per annum.  Subsequent to December 31, 2006, we received proceeds aggregating $64,871 from this stockholder.  We also issued 945,987 shares of our common stock as additional consideration for the loan agreement.  In addition, on November 14, 2007, we entered into a loan agreement with the President and a stockholder,  The principal maximum amount of the loan that can be drawn is $133,333.  The loan is due on demand, is uncollateralized, and bears interest at 8% per annum.  Subsequent to December 31, 2006, we received proceeds aggregating $28,052 under this borrowing arrangement. We also issued 10,000,000 shares of our common stock as additional consideration for the loan agreement.

We will need additional funding to achieve our ultimate goals.  In the past we have relied on loans and advances from stockholders to fund our operations, however we have no written or firm agreement regarding financing.

We did not use any cash in operating activities during the year ended December 31, 2006.  All of our expenses are currently being funded by related parties.

Results of Operations - Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the year ended December 31, 2006, we recorded a net loss of $(26,440), or $(0.01) per share, compared to a loss for 2005 of $(1,508) or $(0.00) per share.  In neither period did we report any revenue.

Operating expenses increased to $25,640 for the year ended December 31, 2006 compared to $708 for 2005.  During 2006, we incurred professional fees primarily associated with updating our tax filings, and  legal fee expense we incurred in connection with a civil lawsuit filed against us that was dismissed in 2007.  During both 2006 and 2005, we incurred taxes and governmental fees associated with our corporate status.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7.    FINANCIAL STATEMENTS

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	12

Balance Sheets at December 31, 2006 and 2005	13

Statements of Operations for the years ended December 31, 2006 and 2005 and for the Development Period from October 11, 2006 to December 31, 2006	14

Statement of Changes in Stockholders’ (Deficit) for the years ended December 31, 2005 and 2006 including the Development Period from October 11, 2006 to December 31, 2006	15

Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the Development Period from October 11, 2006 to December 31, 2006	16

Notes to Financial Statements	17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Retrospettiva, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheet of Retrospettiva, Inc. as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ (deficit) and cash flows for the years ended December 31, 2006 and 2005, and the period from October 11, 2006 (commencement of development stage) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retrospettiva, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and the period from October 11, 2006 (commencement of development stage) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has no business operations and has negative working capital and stockholders’ (deficits), which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.
January 28, 2008
Denver, Colorado

RETROSPETTIVA, INC.

(A Development Stage Company)

BALANCE SHEETS

as of December 31, 2006 and 2005

	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Prepaid expenses	2,461	—
Total current assets	$2,461	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$27,699	$14,355
Judgment payable	165,060	165,060
Advances payable - related party	15,557	—
Total current liabilities	208,316	179,415

Stockholders' (deficit):
Preferred stock - authorized 1,000,000 shares:
No shares issued or outstanding	—	—
Common stock - no par value, 15,000,000 shares authorized:
3,479,916 shares issued and outstanding	6,892,820	6,892,820
Additional paid-in capital	230,000	230,000
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
Accumulated deficit during the development stage	(26,440)	—
Total stockholders' (deficit)	(205,855)	(179,415)

Total liabilities and stockholders' (deficit)	$2,461	$—

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended December 31, 2006 and 2005

and for the Development Period from October 11, 2006 to December 31, 2006

			Development Stage
			October 11, 2006
	2006	2005	to December 31, 2006

Revenues	$—	$—	$—

Expenses:
General and administrative:
Professional fees	25,015	708	25,015
Investor relations	625	—	625
Total expenses	25,640	708	25,640

(Loss) before taxes	(25,640)	(708)	(25,640)

Provision for income taxes	800	800	800

Net (loss)	$(26,440)	$(1,508)	$(26,440)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$ Nil	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	3,479,916	3,479,916	3,479,916

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the years ended December 31, 2005 and 2006,

including the Development Period from October 11, 2006 to December 31, 2006

	Common Stock		Additional Paid - in	Accumulated Deficit through	Accumulated (Deficit) During the Development	Total Stockholders'
	Shares	Amount	Capital	October 11, 2006	Stage	(Deficit)

Balance, December 31, 2004	3,479,916	$6,892,820	$230,000	$(7,300,727)	$—	$(177,907)

Net (loss)	—	—	—	(1,508)	—	(1,508)
Balance, December 31, 2005	3,479,916	6,892,820	230,000	(7,302,235)	—	(179,415)

Net (loss)	—	—	—	—	(26,440)	(26,440)
Balance, December 31, 2006	3,479,916	$6,892,820	$230,000	$(7,302,235)	$(26,440)	$(205,855)

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2006 and 2005

and for the Development Period from October 11, 2006 to December 31, 2006

			Development Stage
			October 11, 2006
	2006	2005	to December 31, 2006

Cash flows from operating activities:
Net (loss)	$(26,440)	$(1,508)	$(26,440)
Adjustments to reconcile net (loss) to net cash used by operating activities:
(Increase) in prepaid expenses	(2,461)	—	(2,461)
Increase (decrease) in accounts payable	13,344	1,508	13,344
Total adjustments	10,883	1,508	10,883

Net cash (used in) operating activities	(15,557)	—	(15,557)

Cash flows from investing activities:
Net cash (used in) investing activities	—	—	—

Cash flows from financing activities:
Advances from related party	15,557	—	15,557
Net cash provided by financing activities	15,557	—	15,557

Net increase (decrease) in cash and equivalents	—	—	—

Cash and equivalents at beginning of year	—	—	—

Cash and equivalents at end of year	$—	$—	$—

Supplemental Cash Flow Information
Interest paid	$—	$—	$—
Income taxes paid	$800	$800	$800

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

1.     Overview and Summary of Significant Accounting Policies

        Basis of Presentation:    Retrospettiva, Inc. (the “Company”) was organized under the laws of the State of California in November, 1990 to manufacture and import textile products, including both finished garments and fabrics. The Company’s manufacturing facilities and inventories were primarily located in Europe.  The Company ceased operations in 2001 and has been inactive since 2002.  On August 2, 2004, the Company was terminated, by administrative action of the State of California as a result of non-filing of required documents with the State of California.  Effective February 15, 2007, the Company reinstated its charter.

        Effective October 11, 2006 (commencement of the development stage) efforts commenced to revive the Company.  Legal counsel was hired to address litigation involving the Company and activities were undertaken to prepare and file delinquent tax and financial reports.  Furthermore, a financial judgment against the Company dating back to 2002 was addressed and a final settlement was reached in October, 2007.  The Company intends to become current in its reporting obligations to the Securities and Exchange Commission (“SEC”) and various taxing authorities.

        The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.  The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

        Development Stage Company:    Based on the Company’s business plan, it is a development stage company since planned principle operations have not yet commenced.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to established operating enterprises.  In addition, as a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.  The development stage began on October 11, 2006, when the Company commenced its efforts to revive its business.

        Revenue Recognition:    The Company has not generated any revenues since entering the development stage.  It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Bulletin (SAB) No. 104, “Revenue Recognition”.  Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

        Cash and Cash Equivalents:    The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

        Stock Based Compensation:    The Company accounts for stock based compensation in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” (as amended) requiring the Company to record compensation costs in accordance with the fair value based method prescribed in SFAS 123, as amended. The Company estimates the fair value of stock using fair market value at the issue date and provides for expense recognition over the service period.

        The Company has no stock option plan and did not make any option or stock grants during 2006 or 2005, and, accordingly, has not recognized any stock based compensation expense.

        Per Share Amounts:    SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. During 2006 and 2005, the Company has not issued any potentially dilutive securities.

        Income Taxes:    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

        Use of Estimates:    The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Fair Value of Financial Instruments:    SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006.

        The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include accounts payable, judgment payable and advances payable.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

        Concentrations:    The Company is not currently a party to any financial instruments that potentially subject it to concentrations of credit risk.

        Recent Pronouncements:     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. We are currently determining the effect of this statement on our financial reporting

        In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely that not of being sustained upon examination based on the technical merits of the position. This interpretation also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective January 1, 2007 with the cumulative effect reported as an adjustment to the opening balance of retained earnings for the fiscal year. We are currently determining the effect of this interpretation on our financial reporting.

        There were various other accounting standards and interpretations issued during 2005, 2006 and 2007, none of which are expected to have a material impact on the Company’s financial position, operations, or cash flows.

2.     Going Concern

         The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, the Company has no business operations and has negative working capital and stockholders’ (deficits).  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

         In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meets its financial requirements, raise additional capital, and the success of its future operations.  The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

        Management has opted to file the Company’s delinquent financial reports with the Securities and Exchange Commission (SEC) and then to raise funds through a private placement.  Management believes that this plan provides an opportunity for the Company to continue as a going concern.

3.     Income Taxes

        Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2027, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carryforwards may be further limited by other provisions of the tax laws.

        The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2006	$500,000	2027	$113,250	$(113,250)	$—	—

        Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.00)%
State tax (benefit) net of federal benefit	(7.65)%
Deferred income tax valuation allowance	22.65%
Actual tax rate	0%

4.     Capital Stock

       Preferred Stock    The Company has authorized 1,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.  The Company has not issued any preferred shares.

       Common Stock     The Company has authorized 15,000,000 shares of no par value common stock.  As of December 31, 2006, there were 3,479,916 shares issued and outstanding.

5.     Related Party Transactions:

        During 2006, a related party advanced funds aggregating $15,557 to the Company so that it could meet its financial obligations.  These advances have no repayment terms, are not collateralized and bear no interest.

        The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial

6.     Commitment and Contingencies

        In October 2006, the Company received notice that they were the defendant in a lawsuit.  Subsequent to December 31, 2006, the lawsuit was dismissed.

7.     Subsequent Events

         Effective July 2, 2007, the Company entered into a note payable agreement with a related party that provides for borrowings up to the principal amount of $64,871.  The note is due June 30, 2008, is uncollateralized, and bears interest at an annual rate of 8%.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  Subsequent to December 31, 2006, the Company received proceeds of $64,871 under this borrowing arrangement.

         Effective November 14, 2007, the Company entered into a loan agreement with the President and a majority shareholder, that provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, and bears interest at an annual rate of 8%.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  Subsequent to December 31, 2006, the Company received proceeds of $28,052 under this borrowing arrangement.

         Proceeds from the notes payable are being used to satisfy the Company’s working capital obligations.

         Effective October 2007, the Company settled its dispute with Emeryworld and agreed to pay $27,750 in settlement of a judgment in the amount of $165,060.  A gain on settlement of $137,310 will be recorded in the year ended December 31, 2007.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants during the two years ended December 31, 2006.

ITEM 8A.    CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2006, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL  PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following individual presently serves as our sole officer and director:

			Board Position
Name and Municipality of Residence	Age	Positions With the Company	Held Since
Borivoje Vukadinovic Los Angeles, CA	48	President, Chief Executive Officer and Director	1991

Our director is serving a term which expires at the next annual meeting of shareholders and until his or her successor is elected and qualified or until he or she resigns or is removed. Our officer serves at the will of our Board of Directors.

The following information summarizes the business experience of each of our officer and directors for at least the last five years:

Borivoje Vukadinovic. Mr. Vukadinovic has served as a director and executive officer since 1991 and has been our Chief Executive Officer since January 1993.  From June 1990 to August 1993, he was Vice President and a principal stockholder of Celtex ENT, a Los Angeles, California based company that established and administered production of yarns and raw textiles in Yugoslavia, Turkey, and Macedonia.  From May 1988 to June 1990, he was founder, owner, and President of DUTY OFF, Inc., a Los Angeles, California based company that produced young men’s apparel.  He earned a Bachelor of Arts degree in Business from the University of Banja Luka in Yugoslavia and a Bachelor of Arts degree in Art from Bern University in Switzerland.

Board Committees

Our Board of Directors has not established a standing Audit, Compensation and Nominating Committee during 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not registered under the Securities Exchange Act of 1934, as amended, and are not subject to the reporting requirements of Section 16(a).

Code of Ethics

We have not yet adopted a written Code of Ethics, however, we believe our executive officer conducts him self honestly and ethically with respect to our business affairs.  As the company is still in the process of putting its formal corporate governance structure into place, we plan to adopt a formal Code of Ethics in the future.

ITEM 10.    EXECUTIVE AND DIRECTOR COMPENSATION

The following table summarizes the total compensation for the last two years of all persons who served as our chief executive officer (“Named Executive Officers”) Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	All Other Compensation	Total
Borivoje Vukadinovic	2006	$0	$0	$0
Director, C.E.O., and C.F.O.	2005	$0	$0	$0

As of December 31, 2006, and for the two years ended December 31, 2006, we did not have an employment agreement with our executive officer.

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
	$	$	$	$—	$

All officers and directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2006, there were no outstanding equity awards.  During the two years ended December 31, 2006, we did not grant any equity awards.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of January 15, 2008, there are a total of 14,425,903 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name and Address of	Shares Beneficially Owned
Beneficial Owner	Number	Percentage (%)
Borivoje Vukadinovic(1)	5,945,987	41.1%
112 West 9th Street, Suite 518
Los Angeles, CA 90015

Gary Agron	5,945,987	41.1%
5445 DTC Parkway, Suite 520
Englewood, CO 80111

All officers and directors as a group
(1 persons)	5,945,987	41.1%

(1) Officer and director.

Changes in Control

Our two principal stockholders own 11,891,974 shares, or 82% of our outstanding common stock.  One of the principal stockholders serves as our sole officer and director.  They exercise significance influence over the control of our Company and may be able to cause or prevent a change in control.

Equity Incentive Plan

We do not have an equity incentive plan.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2006 and 2007, Borivoje Vukadinovic advanced $29,009 to us so that we could meet our financial obligations.  In addition, effective July 2, 2007, we entered into a note payable agreement with Gary Agron that provides for maximum borrowings up to $64,871.  The note is due June 30, 2008, is uncollateralized, and bears  interest at an annual rate of 8%.  During 2007, we received proceeds of $64,871 under the terms of this note. We issued 945,987 shares of our common stock as additional consideration for the note payable.

In  November 2007, we entered into a loan agreement with Borivoje Vukadinovic and Gary Agron that provides for maximum borrowings up to $133,333.  The note is due on demand, is uncollateralized, and bears interest at an annual rate of 8%.  During 2007, we received proceeds of $28,052 under the terms.  We issued 10,000,000 shares of our common stock as additional consideration for the note payable.   Proceeds from the notes payable are being used to satisfy our working capital obligations.

ITEM 13.    EXHIBITS

The following exhibits are filed with or incorporated by referenced in this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic .

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees paid to (or accrued to) our principal accounting firm of Schumacher & Associates, Inc. in the last two years ended December 31, 2006:

	2006	2005
Audit Fees	$0	$0
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$0	$0

It is the policy of our Board of Directors to engage the principal accounting firm selected to conduct the financial audit for our company and to confirm, prior to such engagement, that such principal accounting firm is independent of our company. All services of the principal accounting firm reflected above were approved by the Audit Committee.

There were no audit fees accrued or paid during the years ended December 31, 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: February 11, 2008	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Borivoje Vukadinovic	Director, Chief Executive	February 11, 2008
Borivoje Vukadinovic	Officer, and Chief Financial
Officer