Form 10QSB
period 2007-03-31
RETROSPETTIVA INC
filed 2008-02-14
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from         to

RETROSPETTIVA, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

CALIFORNIA	333-29295	95-4298051
(State or other jurisdiction	(Commission	I.R.S. Employer
of incorporation or organization)	File No.)	Identification Number

112 West 9th Street, Suite 518, Los Angeles, CA  90015

(Address of Principal Executive Offices)  (Zip Code)

Registrant’s telephone number including area code:  (213) 623-9216

8825 West Olympic Boulevard, Beverly Hills, CA  90211

Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  14,425,903 shares of common stock outstanding as of January 15, 2008.

Transitional Small Business Disclosure Format:  Yes  ☐   No  ☒

RETROSPETTIVA, INC.

RETROSPETTIVA, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Prepaid expenses	1,081	2,461
Total current assets	$1,081	$2,461

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$49,093	$27,699
Judgment payable	165,060	165,060
Advances payable - related party	21,509	15,557
Total current liabilities	235,662	208,316

Stockholders’ (deficit):
Preferred stock - authorized 1,000,000 shares:
No shares issued or outstanding	—	—
Common stock - no par value, 15,000,000 shares authorized:
3,479,916 shares issued and outstanding	6,892,820	6,892,820
Additional paid-in capital	230,000	230,000
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
Accumulated deficit during the development stage	(55,166)	(26,440)
Total stockholders’ (deficit)	(234,581)	(205,855)

Total liabilities and stockholders’ (deficit)	$1,081	$2,461

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the three months ended  March 31, 2007 and 2006

and for the Development Period from October 11, 2006 to March 31, 2007

(Unaudited)

			Development Stage
			October 11, 2006
	2007	2006	to March 31, 2007

Revenues	$—	$—	$—

Expenses:
General and administrative:
Professional fees	28,726	—	53,741
Investor relations	—	—	625
Total expenses	28,726	—	54,366
	—
Operating (loss)	(28,726)	—	(54,366)

Provision for income taxes	—	—	800

Net (loss)	$(28,726)	$—	$(55,166)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$—	$(0.02)

Weighted average shares outstanding:
Basic and Diluted	3,479,916	3,479,916	3,479,916

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the three months ended  March 31, 2007 and 2006

and for the Development Period from October 11, 2006 to March 31, 2007

(Unaudited)

			Development Stage
			October 11, 2006
	2007	2006	to March 31, 2007

Cash flows from operating activities:
Net cash (used in) operating activities	$(5,952)	$—	$(21,509)

Cash flows from investing activities:
Net cash (used in) investing activities	—	—	—

Cash flows from financing activities:
Advances from related party	5,952	—	21,509
Net cash provided by financing activities	5,952	—	21,509

Net increase (decrease) in cash and equivalents	—	—	—

Cash and equivalents at beginning of year	—	—	—

Cash and equivalents at end of period	$—	$—	$—

Supplemental Cash Flow Information
Interest paid	$—	$—	$—
Income taxes paid	$5,952	$—	$6,752

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1.     Summary of Significant Accounting Policies

        Interim Financial Information:  The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 310 of Regulation S-B.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2007, results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB.

        Basis of Presentation:          Retrospettiva, Inc. (the “Company”) was organized under the laws of the State of California in November, 1990 to manufacture and import textile products, including finished garments and fabrics. The Company’s manufacturing facilities and warehouses were located primarily in Europe.  The Company ceased operations in 2001 and has been inactive since 2002. On August 2, 2004, the Company was terminated, by administrative action of the State of California as a result of non-filing of required documents with the State of California.  Effective February 15, 2007, the Company reinstated its charter.

        Effective October 11, 2006 (date of entering the development stage), efforts commenced to revive the Company.  Legal counsel was hired to address litigation involving the Company and activities were undertaken to prepare and file delinquent tax and financial reports.  Furthermore, a financial judgment against the Company dating back to 2002 was addressed and a final settlement was reached in October 2007.  The Company intends to become current in its reporting obligations to the SEC and various taxing authorities.

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

        Per Share Amounts:    SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. During 2007 and 2006, the Company has not issued any potentially dilutive securities.

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

        Recent Accounting Pronouncements:    There were various accounting standards and interpretations issued during  2007,  none of which are expected to a have a material impact on the Company’s  financial position, operations or cash flows.

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

3.     Related Party Transactions:

         During 2007, a related party advanced $5,952 to the Company so that it could meet its financial obligations.  As of March 31, 2007, the aggregate amounts advanced, including amounts advanced during previous periods, were $21,059.  These advances are due on demand, uncollateralized and bear no interest.

        The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial

4.     Commitments and Contingencies

         Effective May 20, 2002, Emeryworld obtained a judgment against the Company in the amount of $165,060.  Effective October 26, 2007, the Company negotiated a settlement with Emeryworld that required a cash payment of $27,750.

5.     Income Taxes

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

        The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry- forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
March 31, 2007	$500,000	2027	$113,250	$(113,250)	$—	—

        Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.00)%
State tax (benefit) net of federal benefit	(7.65)%
Deferred income tax valuation allowance	22.65%
Actual tax rate	0%

6.     Subsequent Events

         Effective July 2, 2007, the Company entered into a note payable agreement with a related party that provides for borrowings up to the principal amount of $64,871.  The note is due June 30, 2008, is uncollateralized, and bears interest at an annual rate of 8%.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  Subsequent to March 31, 2007, the Company received proceeds of $64,871 under this borrowing arrangement.

        Effective November 14, 2007, the Company entered into a loan agreement with the President and a shareholder, that provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, and bears interest at an annual rate of 8%.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  Subsequent to March 31, 2007, the Company received proceeds of $28,052 under this borrowing arrangement.

        Proceeds from the notes payable are being used to satisfy the Company’s working capital obligations.

         Subsequent to March 31, 2007, the Company settled its dispute with Emeryworld and agreed to pay $27,750 in settlement of a judgment in the amount of $165,060.  A gain on settlement of $137,310 will be recorded in the quarter ended December 31, 2007.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at March 31, 2007 and compares it to our financial condition at December 31, 2006. Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2007 and compares those results to the corresponding periods ended March 31, 2006.  This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2006, including footnotes, and the discussion and analysis included in our Form 10-KSB.

Plan of Operation

Retrospettiva, Inc. (the “Company”) was organized under the laws of the State of California in November, 1990.  Prior to 2002, our business was to manufacture and import textile products from Europe, including finished goods.  Our European operations were based in and around Macedonia.  On July 2, 2001, we announced that the civil war in Macedonia rendered it impossible to continue operations.  We ceased operating and liquidated all of our assets.

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

Liquidity and Capital Resources

As of March 31, 2007, we had a working capital deficit of $(234,581).  We had current assets of $1,081 and current liabilities of $235,662.  This represents a $28,726 increase in the deficit from the working capital deficit of $(205,855) at fiscal year end December 31, 2006.  During the three months ended March 31, 2007, our working capital deficit increased because of costs incurred to revive our business.

To fund our operations, we entered into a loan agreement with one of our shareholders on July 2, 2007.  The principal maximum amount of the loan that can be drawn is $64,871 bearing interest at 8% per annum.  Subsequent to March 31, 2007, we borrowed $64,871 under the loan.  We also issued 945,987 shares of our common stock as additional consideration for the loan agreement.  In addition, on November 14, 2007,we entered into a loan agreement with our President and a shareholder, that provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, and bears interest at an annual rate of 8%.  We issued 10,000,000 shares of common stock as additional consideration for the note payable.  Subsequent to March 31, 2007, we received proceeds of $28,052 under this borrowing arrangement.

In addition, our President has periodically advanced funds to us to meet our working capital needs.  As of March

31, 2007, we owe our President $21,509 for advances which are uncollateralized, non-interest bearing and due on demand.  During the three months ended March 31, 2007, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

We will need additional funding to achieve our ultimate goals.  In the past we have relied on loans and advances from shareholders to fund our operations, however we have no written or firm agreement regarding financing.

All of our expenses are currently being funded by related parties.  During the three months ended March 31, 2007, we used net cash of $5,952 in operating activities, and we received advances from a related party of $5,952.  During the three months ended March 31, 2006, cash was neither used nor provided by any of our activities.

Results of Operations — Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended March 31, 2007, we recorded a net loss of $(28,726), or $ (0.01) per share, compared to a loss for the corresponding period of 2006 of $nil or $0.00 per share.  In neither period did we report any revenue.

Operating expenses increased to $28,726 for the three months ended March 31, 2007 compared to $nil during the same period of 2006.  During 2007, we incurred legal fees in connection with our defense of a civil lawsuit filed against us that was dismissed in 2007.

Forward-Looking Statements

This Form 10-QSB contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

- statements concerning the benefits that we expect will result from our business activities and results of exploration that we contemplate or have completed, such as increased revenues; and

- statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements.  Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied.  We caution you not to put undue reliance on these statements, which speak only as of the date of this report.  Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our annual report on Form 10-KSB, other reports filed with the SEC and the following:

•                  The worldwide economic situation;

•                  Any change in interest rates or inflation;

•                  The willingness and ability of third parties to honor their contractual commitments;

•                  Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;

•                  Environmental and other regulations, as the same presently exist and may hereafter be amended;

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements.  Investors should take note of any future statements made by or on our behalf.

Item 3.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

Proceeds from the notes payable are being used to satisfy our working capital obligations

Item 6.  Exhibits.

a.   Exhibits

31                                            Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic.

32                                            Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: February 12, 2008	By: Borivoje Vukadinovic,
President and Principal Executive Officer

/s/ Borivoje Vukadinovic
Dated: February 12, 2008	By: Borivoje Vukadinovic,
Principal Financial Officer