Form 10QSB
period 2007-09-30
RETROSPETTIVA INC
filed 2008-02-14
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Yes  ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  14,425,903 shares of common stock outstanding as of January 15, 2008.

Transitional Small Business Disclosure Format:  Yes  ☐  No   ☒

RETROSPETTIVA, INC.

Index

		Page

Part I - FINANCIAL INFORMATION

Item 1.	Balance Sheets at September 30, 2007 (unaudited) And December 31, 2006	3

	Statements of Operations (unaudited) for the three months ended September 30, 2007 and 2006	4

	Statements of Operations (unaudited) for the nine months ended September 30, 2007 and 2006, and for the Development Period from October 11, 2006 to September 30, 2007	5

	Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and 2006, and for the Development Period from October 11, 2006 to September 30, 2007	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	14

Part II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	15

SIGNATURES		16

RETROSPETTIVA, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Prepaid expenses	2,500	2,461
	$2,500	$2,461

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$51,941	$27,699
Judgment payable	165,060	165,060
Advances payable - related party	29,009	15,557
Note payable - related party	2,500	—
Accrued interest	47	—
Total current liabilities	248,557	208,316

Stockholders’ (deficit):
Preferred stock - authorized 1,000,000 shares:
No shares issued or outstanding	—
Common stock - no par value, 15,000,000 shares authorized:
4,425,903 shares issued and outstanding	6,893,766	6,892,820
Additional paid-in capital	230,000	230,000
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
Accumulated deficit during the development stage	(67,588)	(26,440)
Total stockholders’ (deficit)	(246,057)	(205,855)

Total liabilities and stockholders’ (deficit)	$2,500	$2,461

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the three months ended September 30, 2007 and 2006

(Unaudited)

	2007	2006

Revenues	$—	$—

Expenses:
General and administrative:
Professional fees	1,082	—
Investor relations	8,777	—
Financing costs	946	—
Total expenses	10,805	—
	—
Operating (loss)	(10,805)	—

Interest (expense)	(47)	—

Net (loss)	$(10,852)	$—

Net (loss) per common share:
Basic and Diluted	$(0.00)	$—

Weighted average shares outstanding:
Basic and Diluted	4,405,338	3,479,916

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.

(A Development Stage Company)

 STATEMENTS OF OPERATIONS

for the nine months ended September 30, 2007 and 2006

and for the Development Period from October 11, 2006 to September 30, 2007

(Unaudited)

	2007	2006	Development Stage October 11, 2006 to September 30, 2007

Revenues	$—	$—	$—

Expenses:
General and administrative:
Professional fees	31,378	—	56,393
Investor relations	8,777	—	9,402
Financing costs	946	—	946
Total expenses	41,101	—	66,741
		—
Operating (loss)	(41,101)	—	(66,741)

Interest (expense)	(47)	—	(47)

Income before taxes	(41,148)	—	(66,788)

Provision for income taxes	—	—	800

Net (loss)	$(41,148)	$—	$(67,588)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$—	$(0.02)

Weighted average shares outstanding:
Basic and Diluted	3,791,780	3,479,916	3,711,271

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2007 and 2006

and for the Development Period from October 11, 2006 to September 30, 2007

(Unaudited)

	2007	2006	Development Stage October 11, 2006 to September 30, 2007

Cash flows from operating activities:
Net cash (used in) operating activities	$(13,452)	$—	$(29,009)

Cash flows from investing activities:
Net cash (used in) investing activities	—	—	—

Cash flows from financing activities:
Advances from related party	13,452	—	29,009
Net cash provided by financing activities	13,452	—	29,009

Net increase (decrease) in cash and equivalents	—	—	—

Cash and equivalents at beginning of year	—	—	—

Cash and equivalents at end of year	$—	$—	$—

Supplemental Cash Flow Information
Interest paid	$—	$—	$—
Income taxes paid	$5,952	$—	$6,752

Schedule of Non-cash Transactions:
Stock issued in exchange for financing fee	$946	$—	$946

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1.     Summary of Significant Accounting Policies

        Basis of Presentation:  The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 310 of Regulation S-B.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2007, results of operations for the three months and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB.

        Basis of Presentation:  Retrospettiva, Inc. (the “Company”) was organized under the laws of the State of California in November, 1990 to manufacture and import textile products, including finished garments and fabrics. The Company’s manufacturing facilities and inventories were located primarily in Europe.  The Company ceased operations in 2001 and has been inactive since 2002.  On August 2, 2004, the Company was terminated, by administrative action of the State of California as a result of non-filing of required documents with the State of California.  Effective February 15, 2007, the Company reinstated its charter.

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

3.     Related Party Transactions:

         During 2007, a related party advanced $13,452 to the Company so that it could meet its financial obligations.  As of September 30, 2007, the aggregate amounts advanced, including amounts advanced during previous periods, were $29,009.  These advances are due on demand, uncollateralized and bear no interest.

         Effective July 2, 2007, the Company entered into a note payable agreement with a related party that provides for borrowings up to the principal amount of $64,871.  The note is due June 30, 2008, is uncollateralized, and bears interest at an annual rate of 8%.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  As of September 30, 2007, the Company received proceeds of $2,500 under this borrowing arrangement.  Proceeds from the note payable are being used to satisfy the Company’s working capital obligations.

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

        The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
September 30, 2007	$500,000	2027	$113,250	$(113,250)	$—	—

        Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.00)%
State tax (benefit) net of federal benefit	(7.65)%
Deferred income tax valuation allowance	22.65%
Actual tax rate	0%

6.     Subsequent Events

         Subsequent to September 30, 2007, the Company settled its dispute with Emeryworld and agreed to pay $27,750 in settlement of a judgment in the amount of $165,060.  A gain on settlement of $137,310 will be recorded in the quarter ended December 31, 2007.

         Subsequent to September 30, 2007, the Company received an additional $62,371 in proceeds from the note payable to a related party.  Effective November 14, 2007, the Company entered into a loan agreement with the President and a shareholder, that provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, and bears interest at an annual rate of 8%.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  Subsequent to September 30, 2007, the Company received proceeds of $28,052 under this borrowing arrangement.

        Proceeds from the note payable are being used to satisfy the Company’s working capital obligations.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at September 30, 2007 and compares it to our financial condition at December 31, 2006. Finally, the discussion summarizes the results of our operations for the three months and nine months ended September 30, 2007 and compares those results to the corresponding periods ended September 30, 2006.  This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2006, including footnotes, and the discussion and analysis included in our Form 10-KSB.

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

Liquidity and Capital Resources

As of September 30, 2007, we had a working capital deficit of $(246,057).  We had current assets of $2,500 and current liabilities of $248,557.  This represents a $40,202 increase in the deficit from the working capital deficit of $(205,855) at fiscal year end December 31, 2006.  During the nine months ended September 30, 2007, our working capital deficit increased because of costs incurred to revive our business.

To fund our operations, we entered into a loan agreement with one of our shareholders on July 2, 2007.  The principal maximum amount of the loan that can be drawn is $64,871 bearing interest at 8% per annum.  At September 30, 2007, we had borrowed $2,500 under the loan.  Through September 30, 2007, we have accrued interest on this loan of $47.  We also issued 945,987 shares of our common stock as additional consideration for the loan agreement.  In addition, on November 14, 2007, we entered into a loan agreement with our President and a shareholder, that provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, and bears interest at an annual rate of 8%.  We issued 10,000,000 shares of its common stock as additional consideration for the note payable.  Subsequent to September 30, 2007, we received proceeds of $28,052 under this borrowing arrangement.

In addition, a shareholder has periodically advanced funds to us to meet our working capital needs.  As of September 30, 2007, we owe the shareholder $29.009 for advances which are non-interest bearing and due on demand.  During the nine months ended September 30, 2007, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

We will need additional funding to achieve our ultimate goals.  In the past we have relied on loans and advances from shareholders to fund our operations, however we have no written or firm agreement regarding financing.

All of our expenses are currently being funded by related parties.  During the development period from October 11, 2006 through September 30, 2007, we used net cash of $29,009 in operating activities, and we received advances from a related party of $29,009.  During the nine months ended September 30, 2007, we used net cash of $13,452 in operating activities, and we received advances from a related party of $13,452.  During the nine months ended September 30, 2006, cash was neither used nor provided by any of our activities.

Results of Operations — Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended September 30, 2007, we recorded a net loss of $(10,852), or $(0.00) per share, compared to a loss for the corresponding period of 2006 of $nil or $0.00 per share. In neither period did we report any revenue.

Operating expenses increased to $10,805 for the three months ended September 30, 2007 compared to $nil during the same period of 2006.  The increase primarily reflects increased professional fees and investor relations fees associated with updating our filings with the Securities and Exchange Commission.

Interest expense increased to $47 in 2007 compared to $nil in 2006, reflecting interest accrued on our note payable to a stockholder.

Results of Operations — Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the nine months ended September 30, 2007, we recorded a net loss of $(41,148), or $(0.01) per share, compared to a loss for the corresponding period of 2006 of $nil or $0.00 per share. In neither period did we report any revenue.

Operating expenses increased to $41,101 for the nine months ended September 30, 2007 compared to $nil during the same period of 2006.  During 2007, we incurred legal fees in connection with our defense of a civil lawsuit filed against us that was dismissed in 2007.  In addition, we incurred professional fees and investor relations fees associated with updating our filings with the Securities and Exchange Commission.

Interest expense increased to $47 in 2007 compared to $nil in 2006, reflecting interest accrued on our note payable to a stockholder.

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

Item 3.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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