Form 10KSB
period 2007-12-31
RETROSPETTIVA INC
filed 2008-04-11
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value (at the last trade price of $0.01 per share) of the Common Stock of Retrospettiva, Inc. by non-affiliates as of March 17, 2008 was approximately $25,000. As of March 17, 2008, there were 14,425,903 shares of Common Stock outstanding.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Information about our common stock is reported by Pink Sheets LLC at www.pinksheets.com.  Pink Sheets LLC is a provider of trading systems, pricing, and financial information for over the counter (OTC) markets.  Pink Sheets LLC provides broker-dealers, market data providers, issuers and investors with software and information services that improve the transparency and efficiency of the OTC markets.  The table below sets forth the high and low prices of our common stock as reflected by Pink Sheets LLC for the period from January 1, 2006 to date.  Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Year Ending	High	Low
December 31, 2008
First Quarter (through March 14, 2008)	$0.030	$0.010

December 31, 2007
First Quarter	$0.006	$0.006
Second Quarter	$0.006	$0.006
Third Quarter	$0.110	$0.01
Fourth Quarter	$0.030	$0.015

December 31, 2006
First Quarter	$0.005	$0.005
Second Quarter	$0.010	$0.005
Third Quarter	$0.020	$0.006
Fourth Quarter	$0.019	$0.006

On March 17, 2008, the “best bid” and “best ask” quotations by Pink Sheets LLC were $0.025 and $0.040, respectively, and no trades were reported.

Holders

As of March 17, 2008, a total of 14,425,903 shares of our common stock were outstanding and there were approximately 72 holders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

On July 2, 2007 we issued 945,987 shares of common stock to an individual as additional consideration to the lender under a note payable agreement.  The shares were valued at $0.001 per share, or $945.  On November 14, 2007, we issued 10,000,000 shares of common stock, valued at $0.001 per share, or $10,000.  The shares were issued as additional consideration to the lenders under a Revolving Credit Agreement.  The shares were issued to our President and Director (5,000,000 shares), and to a stockholder (5,000,000 shares).

ITEM 6.    MANAGEMENTS’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion updates our plan of operation for the next twelve months.  This discussion also analyzes our financial condition at December 31, 2007 and compares it to our financial condition at December 31, 2006.  This discussion summarizes the results of our operations for the year ended December 31, 2007 and compares those results to the year ended December 31, 2006.

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

On October 11, 2006, the Board of Directors decided to revive the Company.  Since that date, we have undertaken various steps required to develop the Company.  We updated our tax filings and updated our delinquent filings with the Securities and Exchange Commission.  During 2007, we negotiated a settlement with Emeryworld, a company which, on May 20, 2002, obtained a judgment against us in the amount of $165,060.  On October 26, 2007, we reached a settlement agreement with them under which they agreed to accept a cash payment of $27,750.

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

Liquidity and Capital Resources

As of December 31, 2007, we had a working capital deficit of $(103,020).  We had current assets of $500 and current liabilities of $103,520.  This represents an improvement of $102,835 in our working capital position from the working capital deficit of $(205,855) reported at December 31, 2006.  During the year ended December 31, 2007, our working capital improved because we settled the Emery dispute for an amount less that the liability that we had recorded.  The impact of the favorable settlement was partially offset by obligations incurred to revive our business.

To fund our operations, we entered into a loan agreement with one of our stockholders on July 2, 2007.  The principal maximum amount of the loan that can be drawn is $64,871.  The loan is due June 30, 2008, is uncollateralized, and bears interest at 8% per annum.  During 2007, we received proceeds aggregating $64,871 under this agreement.  We issued 945,987 shares of our common stock as additional consideration for the loan agreement.  In addition, on November 14, 2007, we entered into a revolving convertible loan agreement with the President and a stockholder.  The principal maximum amount of the loan that can be drawn is $133,333.  The loan is due on demand, is uncollateralized,  bears interest at 8% per annum, and is convertible into restricted common stock at $0.10 per share.  During 2007, we received proceeds aggregating $28,052 under this borrowing arrangement.

The President of the Company has periodically advanced funds to us to meet our working capital needs.  As of December 31, 2007, we owe the President $5,613 for advances which are non-interest bearing, uncollateralized, and due on demand.

We may need additional funding to achieve our ultimate goals.  In the past we have relied on loans and advances from stockholders to fund our operations, however we have no additional written or firm agreements regarding financing.

Net cash used in operating activities was $82,479 during the year ended December 31, 2007, compared to $15,557 used during 2006.  For both years, all of our expenses were funded by related parties.

Results of Operations - Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the year ended December 31, 2007, we recorded net income of $91,889, or $0.02 per share, compared to a net loss for 2006 of $(26,440) or $(0.01) per share.  In neither period did we report any operating revenue.

During 2007, we recorded a gain from the settlement of litigation.  We negotiated a settlement with Emeryworld, a company which, on May 20, 2002, obtained a judgment against us in the amount of $165,060.  On October 26, 2007, we reached a settlement agreement with them under which they agreed to accept a cash payment of $27,750.  The settlement resulted in a gain of $137,310.

Operating expenses increased to $43,655 for the year ended December 31, 2007 compared to $25,640 for 2006.  During 2007 and 2006, we incurred professional fees primarily associated with updating our tax filings, and legal fees representing our costs to defend a lawsuit filed against us by a stockholder.  The stockholder lawsuit was dismissed during 2007.  Also during 2007, we incurred fees to engage our stock transfer agent.  During both years, we incurred taxes and governmental fees associated with our corporate status.

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

ITEM 7.    FINANCIAL STATEMENTS

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 and 2006

Statements of Operations for the years ended December 31, 2007 and 2006, and for the development period from October 11, 2006 to December 31, 2007

Statement of Changes in Stockholders’ (Deficit) for the years ended December 31, 2007 and 2006, including the development period from October 11, 2006 to December 31, 2007

Statements of Cash Flows for the years ended December 31, 2007 and 2006, and for the development period from October 11, 2006 to December 31, 2007

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Retrospettiva, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Retrospettiva, Inc. as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ (deficit) and cash flows for the years ended December 31, 2007 and 2006, and for the period from October 11, 2007 (commencement of development stage) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retrospettiva, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and for the period from October 11, 2007 (commencement of development stage) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schumacher & Associates, Inc.
April 2, 2008
Denver, Colorado

RETROSPETTIVA, INC.

(A Development Stage Company)

BALANCE SHEET

as of December 31, 2007 and 2006

	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$500	—
Prepaid expenses	—	2,461
Total current assets	$500	$2,461

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$2,418	$20,947
Accrued expenses	1,600	6,752
Judgment payable	—	165,060
Advances payable - officer	5,613	15,557
Notes payable - stockholders	92,923	—
Accrued interest - stockholders	966	—
Total current liabilities	103,520	208,316

Stockholders’ (deficit):
Preferred stock - authorized 1,000,000 shares:
No shares issued or outstanding	—	—
Common stock - no par value, 15,000,000 shares authorized: 14,425,903 and 3,479,916 shares issued and outstanding, respectively	6,903,766	6,892,820
Additional paid-in capital	230,000	230,000
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
Retained earnings (accumulated deficit) during the development stage	65,449	(26,440)
Total stockholders’ (deficit)	(103,020)	(205,855)

Total liabilities and stockholders’ (deficit)	$500	$2,461

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the years ended December 31, 2007 and 2006,

And for the Development Period from October 11, 2006 to December 31, 2007

			Development Stage
			October 11, 2006
	2007	2006	to December 31, 2007

Revenues	$—	$—	$—

Expenses:
General and administrative:
Financing costs	2,917	—	2,917
Consulting fees	8,029	—	8,029
Accounting and legal	22,636	25,015	47,651
Investor relations	10,073	625	10,698
Total expenses	43,655	25,640	69,295

Operating loss	(43,655)	(25,640)	(69,295)

Other income (expense):
Gain from litigation settlement	137,310	—	137,310
Interest (expense)	(966)	—	(966)
	136,344	—	136,344

Income (loss) before income taxes	92,689	(25,640)	67,049

Provision for income taxes	800	800	1,600

Net income (loss)	$91,889	$(26,440)	$65,449

Net income (loss) per common share:
Basic and Diluted	$0.02	$(0.01)	$0.01

Weighted average shares outstanding:
Basic and Diluted	5,239,285	3,479,916	4,916,537

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For the years ended December 31, 2007 and 2006

Including the Development Period from October 11, 2006 to December 31, 2007

					Retained
					Earnings
					(Accumulated
				Accumulated	Deficit)
			Additional	Deficit	During the	Total
	Common Stock		Paid - in	through	Development	Stockholders’
	Shares	Amount	Capital	October 11, 2006	Stage	(Deficit)

Balance, December 31, 2005	3,479,916	$6,892,820	$230,000	$(7,302,235)	$—	$(179,415)

Net (loss)	—	—	—	—	(26,440)	(26,440)
Balance, December 31, 2006	3,479,916	6,892,820	230,000	(7,302,235)	(26,440)	(205,855)

Shares issued for loan fees at $0.001 per share	10,945,987	10,946	—	—	—	10,946

Net income			—	—	91,889	91,889
Balance, December 31, 2007	14,425,903	$6,903,766	$230,000	$(7,302,235)	$65,449	$(103,020)

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2007 and 2006

And for the Development Period from October 11, 2006 to December 31, 2007

			Development Stage
			October 11, 2006
	2007	2006	to December 31, 2007

Cash flows from operating activities:
Net income (loss)	$91,889	$(26,440)	$65,449
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain from litigation settlement	(137,310)	—	(137,310)
Shares issued for loan fees and consulting fees	10,946	—	10,946
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	2,461	(2,461)	—
Increase (decrease) in accounts payable and accrued expenses	(23,681)	13,344	(10,337)
(Decrease) in judgement payable	(27,750)	—	(27,750)
Increase in accrued interest	966	—	966
Total adjustments	(174,368)	10,883	(163,485)

Net cash (used in) operating activities	(82,479)	(15,557)	(98,036)

Cash flows from investing activities:
Net cash (used in) investing activities	—	—	—

Cash flows from financing activities:
Proceeds from notes payable - stockholders	92,923	—	92,923
Advances from related party	(9,944)	15,557	5,613
Net cash provided by financing activities	82,979	15,557	98,536

Net increase in cash and equivalents	500	—	500

Cash and equivalents at beginning of year	—	—	—

Cash and equivalents at end of year	$500	$—	$500

Supplemental Cash Flow Information
Interest paid	$—	$—	$—
Income taxes paid	$5,952	$—	$5,952

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

1.      Overview and Summary of Significant Accounting Policies

Basis of Presentation:    Retrospettiva, Inc. (the “Company”) was organized under the laws of the State of California in November, 1990 to manufacture and import textile products, including both finished garments and fabrics. The Company’s manufacturing facilities and inventories were primarily located in Europe.  The Company ceased operations in 2001 and has been inactive since 2002.   Effective August 2, 2004, the Company was terminated, by administrative action of the State of California as a result of non-filing of required documents with the State of California.  Effective February 15, 2007, the Company reinstated its charter.

Effective October 11, 2006 (commencement of the development stage) efforts commenced to revive the Company.  Legal counsel was hired to address litigation involving the Company and activities were undertaken to prepare and file delinquent tax and financial reports.  Furthermore, a financial judgment against the Company dating back to 2002 was addressed and a final settlement was reached in October, 2007.  The Company filed various delinquent to become current in its reporting obligations to the Securities and Exchange Commission (“SEC”) and various taxing authorities.

The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.  The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

Development Stage Company:    Based on the Company’s business plan, it is a development stage company since planned principle operations have not yet commenced.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises.  As a development stage enterprise, the Company discloses its retained earnings (or deficit accumulated) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.  The development stage began on October 11, 2006, when the Company commenced its efforts to revive its business.

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

The Company has no stock option plan and did not make any option grants during 2007 or 2006, and, accordingly, has not recognized any stock based compensation expense related to options.  During 2007, the Company issued common shares in exchange for services and recorded an expense based upon the fair market value of the shares issued.

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

Fair Value of Financial Instruments:    SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable, judgment payable,  advances payable and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

Concentrations:    The Company is not currently a party to any financial instruments that potentially subject it to concentrations of credit risk.

Recent Pronouncements:    In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“SFAS 157”). This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. We had planned to adopt FAS 157 effective January 1, 2008.  On February 6, 2008 the FASB approved the partial deferral of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  Management is currently evaluating the requirements of FAS 157 and has not yet determined the impact on its financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). Under this standard, an entity is required to provide additional information that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS No. 107, Disclosures about Fair Value of Financial Instruments. FAS 159 is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the requirements of FAS 159 and has not yet determined the impact on its financial statements.

In December 2007 the FASB issued FAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective as of January 1, 2009 and do not allow early adoption.  Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which becomes effective on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  Management is currently evaluating the impact of adopting this statement.

There were various other accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company’s financial position, operations, or cash flows.

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry- forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2007	$500,000	2027	$113,250	$(113,250)	$—	—
December 31, 2006	$500,000	2026	$113,250	$(113,250)	$—	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.00)%
State tax (benefit) net of federal benefit	(7.65)%
Deferred income tax valuation allowance	22.65%
Actual tax rate	0%

The Company also paid franchise taxes and related fees totaling $5,952 in 2007 and $0 in 2006 to the state of California. At December 31, 2007 and 2006, the Company owed franchise taxes and related fees totaling $1,600 and $6,752, respectively, to the state of California.

4.      Capital Stock

Preferred Stock    The Company has authorized 1,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.  The Company has not issued any preferred shares.

Common Stock     The Company has authorized 15,000,000 shares of no par value common stock.  As of December 31, 2007, there were 14,425,903 shares issued and outstanding.

During 2007, the Company issued 10,945,987 shares of common stock as additional consideration under loan arrangements provided by the President and a stockholder.  The shares were valued by the Company at $0.001 per share, and the Company recorded financing costs and consulting fees totaling $10,945 related to this stock issuance.

5.      Related Party Transactions:

Effective July 2, 2007, the Company entered into a note payable agreement with a related party that provides for borrowings up to the principal amount of $64,871.  The note is due June 30, 2008, is uncollateralized, and bears interest at an annual rate of 8%.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  During 2007, the Company received proceeds of $64,871 under this borrowing arrangement.

Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder, that provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share.  No expense was recorded related to the conversion feature, since it was determined to be immaterial. The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  During 2007, the Company received proceeds of $28,052 under this borrowing arrangement.

The Company accrued interest expense of $966 on the two notes payable to stockholders during 2007.

During 2007 and 2006, the President advanced funds to the Company so that it could meet its financial obligations. The advances payable totaled $5,613 and $15,557 at December 31, 2007 and 2006, respectively. These advances have no repayment terms, are not collateralized and bear no interest.

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial

6.      Commitment and Contingencies

During 2007, the Company recorded a gain of $137,310 from the settlement of litigation.  On May 20, 2002, Emeryworld, a supplier of transportation services, obtained a judgment against the Company in the amount of $165,060.  The entire amount of the judgment was recorded in the Company’s financial statements as a liability.  On October 26, 2007, the Company reached a settlement agreement under which Emeryworld agreed to accept a cash payment of $27,750 as payment in full.  The $27,750 was paid in October 2007, and the judgment was released.

In October 2006, the Company received notice that they were the defendant in a lawsuit.  On March 13, 2007, the lawsuit was dismissed.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants during the two years ended December 31, 2007.

ITEM 8A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies.  (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions.  The Company has not implemented measures that would prevent the individuals from overriding the internal control system.  The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of her responsibilities under the SEC’s reporting requirements and personally certifies the financial reports.  (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.  Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

(b)  Changes in Internal Control over Financial Reporting.  During 2007, there were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL  PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following individual presently serves as our sole officer and director:

Name and Municipality of Residence	Age	Positions With the Company	Board Position Held Since

Borivoje Vukadinovic	48	President, Chief Executive Officer and Director	1991
Los Angeles, CA

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

Board Committees

Our Board of Directors has not established a standing Audit, Compensation and Nominating Committee during 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not registered under the Securities Exchange Act of 1934, as amended, and are not subject to the reporting requirements of Section 16(a).

Code of Ethics

We have not yet adopted a written Code of Ethics, however, we believe our executive officer conducts himself honestly and ethically with respect to our business affairs. As the company is still in the process of putting its formal corporate governance structure into place, we plan to adopt a formal Code of Ethics in the future.

ITEM 10. EXECUTIVE AND DIRECTOR COMPENSATION

The following table summarizes the total compensation for the last two years of all persons who served as our chief executive officer (“Named Executive Officers”) Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	All Other Compensation	Total
Borivoje Vukadinovic	2007	$0	$0	$0
Director, C.E.O., and C.F.O.	2006	$0	$0	$0

As of December 31, 2007, and for the two years ended December 31, 2007, we did not have an employment agreement with our executive officer.

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total

	$	$	$	$—	$

All officers and directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2007, there were no outstanding equity awards. During the two years ended December 31, 2007, we did not grant any equity awards.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 17, 2008, there are a total of 14,425,903 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2006 and 2007, Borivoje Vukadinovic advanced $29,009 to us so that we could meet our financial obligations. In addition, effective July 2, 2007, we entered into a note payable agreement with Gary Agron that provides for maximum borrowings up to $64,871. The note is due June 30, 2008, is uncollateralized, and bears interest at an annual rate of 8%. The Company issued 945,987 shares of its common stock as additional consideration for the note payable. During 2007, we received proceeds of $64,871 under the terms of this note. Effective November 14, 2007, we entered into a revolving convertible loan agreement with Borivoje Vukadinovic and Gary Agron that provides for maximum borrowings up to $133,333. The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share. The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable. During 2007, we received proceeds of $28,052 under the terms of this note.

ITEM 13. EXHIBITS

The following exhibits are filed with or incorporated by referenced in this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees paid to (or accrued to) our principal accounting firm of Schumacher & Associates, Inc. in the last two years ended December 31, 2006:

	2007	2006
Audit Fees	$2,500	$0
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$2,500	$0

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

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: April 11, 2008	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Borivoje Vukadinovic	Director, Chief Executive April 11, 2008
Borivoje Vukadinovic	Officer, and Chief Financial
Officer