Form 10-Q
period 2008-03-31
RETROSPETTIVA INC
filed 2008-05-15
CIK 1015383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 2008

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ________

RETROSPETTIVA, INC.
(Exact Name of Registrant as Specified in its Charter)

CALIFORNIA	333-29295	95-4298051
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	I.R.S. Employer Identification Number

112 West 9th Street, Suite 518, Los Angeles, CA 90015
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code: (213) 623-9216

Former name, former address, and former fiscal year, if changed since last report

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]    No  [_]

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_] Non-accelerated filer [_] (Do not check if a smaller reporting company)	Accelerated filer [_] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [X]    No  [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,425,903 shares of common stock outstanding as of May 8, 2008.

RETROSPETTIVA, INC.

RETROSPETTIVA, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$89	$500

Total current assets	$89	$500

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$11,480	$2,418
Accrued expenses	290	1,600
Advances payable - officer	5,253	5,613
Notes payable - stockholders	105,069	92,923
Accrued interest - stockholders	2,873	966

Total current liabilities	124,965	103,520

Stockholders' (deficit):
Preferred stock - authorized 1,000,000 shares:
No shares issued or outstanding	—	—
Common stock - no par value, 15,000,000 shares authorized:
14,425,903 shares issued and outstanding	6,903,766	6,903,766
Additional paid-in capital	230,000	230,000
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
Retained earnings (accumulated deficit) during development stage	43,593	65,449

Total stockholders' (deficit)	(124,876)	(103,020)

Total liabilities and stockholders' (deficit)	$89	$500

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended March 31, 2008 and 2007
and for the Development Period from October 11, 2006 to March 31, 2008
(Unaudited)

	2008	2007	Development Stage October 11, 2006 to March 31, 2008
Revenues	$—	$—	$—

Expenses:
General and administrative:
Financing costs	—	—	2,917
Consulting fees	—	—	8,029
Accounting and legal	19,510	28,726	67,161
Investor relations	439	—	11,137

Total expenses	19,949	28,726	89,244

Operating (loss)	(19,949)	(28,726)	(89,244)

Other income (expense):
Gain from litigation settlement	—	—	137,310
Interest (expense)	(1,907)	—	(2,873)

	(1,907)	—	134,437

Income (loss) before income taxes	(21,856)	(28,726)	45,193

Provision for income taxes	—	—	1,600

Net income (loss)	$(21,856)	$(28,726)	$43,593

Net (loss) per common share:
Basic and Diluted	$(0.00)	$(0.01)	$0.01

Weighted average shares outstanding:
Basic and Diluted	14,425,903	3,479,916	4,757,277

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2008 and 2007
and for the Development Period from October 11, 2006 to March 31, 2008
(Unaudited)

	2008	2007	Development Stage October 11, 2006 to March 31, 2008
Cash flows from operating activities:
Net cash (used in) operating activities	$(12,197)	$(5,952)	$(110,233)

Cash flows from investing activities:
Net cash (used in) investing activities	—	—	—

Cash flows from financing activities:
Proceeds from notes payable - stockholders	12,146	—	105,069
Advances from (repayments to) officer	(360)	5,952	5,253

Net cash provided by financing activities	11,786	5,952	110,322

Net increase (decrease) in cash and equivalents	(411)	—	89

Cash and equivalents at beginning of year	500	—	—

Cash and equivalents at end of period	$89	$—	$89

Supplemental Cash Flow Information
Interest paid	$—	$—	$—

Income taxes paid	$1,310	$5,952	$7,262

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1.	Summary of Significant Accounting Policies

                Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2008, results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB.

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

                Per Share Amounts:    SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. During 2008 and 2007, the Company has not issued any potentially dilutive securities.

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

                Recent Accounting Pronouncements:    There were various accounting standards and interpretations issued during 2008, none of which are expected to a have a material impact on the Company’s financial position, operations or cash flows.

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

                 In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

                Management has opted to file the Company’s periodic financial reports with the SEC and then to raise funds through a private placement. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

3.	Related Party Transactions:

                 Effective July 2, 2007, the Company entered into a note payable agreement with a stockholder that provides for borrowings up to the principal amount of $64,871. The note is due June 30, 2008, is uncollateralized, and bears interest at an annual rate of 8%. The Company issued 945,987 shares of its common stock as additional consideration for the note payable. During 2007, the Company received proceeds of $64,871 under this borrowing arrangement.

                Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder. The agreement provides for borrowings up to the principal amount of $133,333. The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share. The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable. The stock was valued at $10,000 and the Company recorded the $10,000 expense as financing costs of $1,971 and consulting fees of $8,029. During 2008, the Company received additional proceeds of $12,146 under this borrowing arrangement.

                The Company accrued interest expense of $1,907 on the two notes payable during the three months ended March 31, 2008.

                 The Company’s President periodically advances funds to the Company so that it can meet its financial obligations. During 2008, the President advanced an additional $150 to the Company and the Company repaid $510 to the President. As of March 31, 2008, the aggregate amounts advanced, including amounts advanced during previous periods, were $5,253. These advances are due on demand, uncollateralized and bear no interest.

                The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

4.	Income Taxes

                Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2028, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carryforwards may be further limited by other provisions of the tax laws.

                The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
March 31, 2008	$500,000	2028	$113,250	$(113,250)	—	—

                Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating
loss carryforward	(15.00%	)
State tax (benefit) net of federal benefit	(7.65%	)
Deferred income tax valuation allowance	22.65%

Actual tax rate	0%

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at March 31, 2008 and compares it to our financial condition at December 31, 2007. Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2008 and compares those results to the corresponding periods ended March 31, 2007. This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2007, including footnotes, and the discussion and analysis included in our Form 10-KSB.

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

On October 11, 2006, the Board of Directors decided to revive the Company. Since that date, we have undertaken various steps required to develop the Company. We updated our tax filings with the various taxing authorities and our financial statement filings with the Securities and Exchange Commission. During 2007, we negotiated a settlement with Emeryworld, a company which, on May 20, 2002, obtained a judgment against us in the amount of $165,060. On October 26, 2007, we reached a settlement agreement with them under which they agreed to accept a cash payment of $27,750.

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

Liquidity and Capital Resources

As of March 31, 2008, we had a working capital deficit of $(124,876). We had current assets of $89 and current liabilities of $124,965. This represents a $21,856 increase in the deficit from the working capital deficit of $(103,020) at December 31, 2007. During the three months ended March 31, 2008, our working capital deficit increased because of costs incurred to revive our business.

To fund our operations, we entered into a loan agreement with one of our shareholders on July 2, 2007. The principal maximum amount of the loan that can be drawn is $64,871 bearing interest at 8% per annum. We borrowed $64,871 under the loan, all of which is outstanding as of March 31, 2008. We also issued 945,987 shares of our common stock as additional consideration for the loan agreement. In addition, on November 14, 2007, we entered into a loan agreement with our President and a shareholder. The principal maximum amount that can be borrowed is $133,333. The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share. We issued 10,000,000 shares of common stock as additional consideration for the note payable. As of March 31, 2008, we had borrowed $40,198 under this arrangement and the amount available for future borrowings was $93,135.

In addition, our President has periodically advanced funds to us to meet our working capital needs. As of March 31, 2008, we owe our President $5,253 for advances which are uncollateralized, non-interest bearing and due on demand.  During the three months ended March 31, 2008, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

We will need additional funding to achieve our ultimate goals.  In the past we have relied on loans and advances from shareholders to fund our operations, however we have no written or firm agreement regarding financing.

We used cash of $12,197 in operating activities during the first three months of 2008 compared to cash used of $5,952 during the first three months of 2007. All of our cash needs are currently being funded by related parties.

Results of Operations – Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended March 31, 2008, we recorded a net loss of $(21,856), or $ (0.00) per share, compared to a loss for the corresponding period of 2007 of $(28,726) or $(0.01) per share. In neither period did we report any revenue.

Operating expenses decreased to $19,949 for the three months ended March 31, 2008 compared to $28,726 during the comparable period of 2007. During 2007, we incurred legal fees in connection with our defense of a civil lawsuit filed against us that was dismissed in 2007.

During the three months ended March 31, 2008, we incurred interest expense of $1,907 related to the notes payable to stockholders. We incurred no interest expense during the comparable period of 2007.

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

—	statements concerning the benefits that we expect will result from our business activities and results of exploration that we contemplate or have completed, such as increased revenues; and

—	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

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

Item 4T.  Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

        None

Item 1A.   Risk Factors.

        Not required for smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None

Item 3.    Defaults Upon Senior Securities.

        None

Item 4.    Submission of Matters to a Vote of Security Holders.

        None

Item 5.    Other Information.

        None

Item 6.    Exhibits.

a.   Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2008 Dated: May 13, 2008	RETROSPETTIVA, INC. /s/ Borivoje Vukadinovic By: Borivoje Vukadinovic, President and Principal Executive Officer /s/ Borivoje Vukadinovic By: Borivoje Vukadinovic, Principal Financial Officer