Form 10-Q
period 2008-06-30
RETROSPETTIVA INC
filed 2008-08-08
CIK 1015383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2008

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ____ to ________


                               RETROSPETTIVA, INC.
                               -------------------
             (Exact Name of Registrant as Specified in its Charter)


          CALIFORNIA                      333-29295               95-4298051
---------------------------------        -----------           ---------------
  (State or other jurisdiction           (Commission           I.R.S. Employer
of incorporation or organization)         File No.)            Identification
                                                                   Number

              112 West 9th Street, Suite 518, Los Angeles, CA 90015
              -----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (213) 623-9216


               --------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No [_]

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [_]                       Accelerated filer  [_]

Non-accelerated filer    [_]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)



Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,425,903 shares of common stock outstanding as of July 31, 2008.

                               RETROSPETTIVA, INC.

                                      Index


Page
Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2008 (unaudited) and
           December 31, 2007                                                   3

           Statements of Operations (unaudited) for the
           three months ended June 30, 2008 and 2007                           4

           Statements of Operations (unaudited) for the
           six months ended June 30, 2008 and 2007, and for the
           Development Period from October 11, 2006 to June 30, 2008           5

           Statements of Cash Flows (unaudited) for the
           six months ended June 30, 2008 and 2007, and for the
           Development Period from October 11, 2006 to June 30, 2008           6

           Notes to Financial Statements (unaudited)                           7

Item 2.    Management's Discussion and Analysis or Plan of Operation          10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         12

Item 4T. Controls and Procedures                                              13

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  14

Item 1A. Risk Factors                                                         14

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3.    Defaults Upon Senior Securities                                    14

Item 4.    Submission of Matters to a Vote of Security Holders                14

Item 5.    Other Information                                                  14

Item 6.    Exhibits                                                           14

SIGNATURES                                                                    15



                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                         June 30,      December 31,
                                                                           2008           2007
                                                                        -----------    -----------
                                                                        (Unaudited)    (See Note 1)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                          $         9    $       500
                                                                        -----------    -----------
            Total current assets                                        $         9    $       500
                                                                        ===========    ===========




                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable                                                   $     8,830    $     2,418
     Accrued expenses                                                           400          1,600
     Advances payable - officer                                               5,253          5,613
     Notes payable - stockholders                                           111,803         92,923
     Accrued interest - stockholders                                          4,998            966
                                                                        -----------    -----------
            Total current liabilities                                       131,284        103,520
                                                                        -----------    -----------

Stockholders' (deficit):
     Preferred stock - authorized 1,000,000 shares:
            No shares issued or outstanding                                      --             --
     Common stock - no par value, 15,000,000 shares authorized:
            14,425,903 shares issued and outstanding                      6,903,766      6,903,766
     Additional paid-in capital                                             230,000        230,000
     Accumulated deficit through October 11, 2006                        (7,302,235)    (7,302,235)
     Retained earnings (accumulated deficit) during development stage        37,194         65,449
                                                                        -----------    -----------
            Total stockholders' (deficit)                                  (131,275)      (103,020)
                                                                        -----------    -----------

            Total liabilities and stockholders' (deficit)               $         9    $       500
                                                                        ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                for the three months ended June 30, 2008 and 2007
                                   (Unaudited)




                                                     2008               2007
                                                 ------------      ------------
Revenues                                         $         --      $         --
                                                 ------------      ------------
Expenses:
     General and administrative:
        Accounting and legal                            2,330             1,570
        Investor relations                              1,754                --
                                                 ------------      ------------
            Total expenses                              4,084             1,570
                                                 ------------      ------------
Operating (loss)                                       (4,084)           (1,570)

     Interest (expense)                                (2,125)               --
                                                 ------------      ------------

Income before taxes                                    (6,209)           (1,570)

Provision for income taxes                                190                --
                                                 ------------      ------------

Net (loss)                                       $     (6,399)     $     (1,570)
                                                 ============      ============


Net (loss) per common share:
        Basic and Diluted                        $      (0.00)     $      (0.00)
                                                 ============      ============

Weighted average shares outstanding:
        Basic and Diluted                          14,425,903         3,479,916
                                                 ============      ============


   The accompanying notes are an integral part of these financial statements.



                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 for the six months ended June 30, 2008 and 2007
      and for the Development Period from October 11, 2006 to June 30, 2008
                                   (Unaudited)

                                                                        Development
                                                                          Period
                                                                        October 11,
                                                                           2006
                                                                        to June 30,
                                            2008           2007            2008
                                       ------------    ------------    ------------
Revenues                               $         --    $         --    $         --
                                       ------------    ------------    ------------

Expenses:
     General and administrative:
         Financing costs                         --              --           2,917
         Consulting fees                         --              --           8,029
         Accounting and legal                21,840          30,296          69,491
         Investor relations                   2,193              --          12,891
                                       ------------    ------------    ------------
            Total expenses                   24,033          30,296          93,328
                                       ------------    ------------    ------------

Operating (loss)                            (24,033)        (30,296)        (93,328)
                                       ------------    ------------    ------------

Other income (expense):
     Gain from litigation settlement             --              --         137,310
     Interest (expense)                      (4,032)             --          (4,998)
                                       ------------    ------------    ------------
                                             (4,032)             --         132,312
                                       ------------    ------------    ------------

Income (loss) before income taxes           (28,065)        (30,296)         38,984

Provision for income taxes                      190              --           1,790
                                       ------------    ------------    ------------

Net income (loss)                      $    (28,255)   $    (30,296)   $     37,194
                                       ============    ============    ============


Net (loss) per common share:
         Basic and Diluted             $      (0.00)   $      (0.01)   $       0.00
                                       ============    ============    ============

Weighted average shares outstanding:
         Basic and Diluted               14,425,903       3,479,916       7,674,724
                                       ============    ============    ============



   The accompanying notes are an integral part of these financial statements.



                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
           for the six months ended June 30, 2008 and 2007 and for the
            Development Period from October 11, 2006 to June 30, 2008
                                   (Unaudited)


                                                                              Development
                                                                                 Period
                                                                              October 11,
                                                                                  2006
                                                                              to June 30,
                                                        2008         2007         2008
                                                     ---------    ---------    ---------
Cash flows from operating activities:
        Net cash (used in) operating activities      $ (19,011)   $ (13,452)   $(117,047)
                                                     ---------    ---------    ---------

Cash flows from investing activities:
                                                     ---------    ---------    ---------
        Net cash (used in) investing activities             --           --           --
                                                     ---------    ---------    ---------

Cash flows from financing activities:
        Proceeds from notes payable - stockholders      18,880           --      111,803
        Advances from officer, net                        (360)      13,452        5,253
                                                     ---------    ---------    ---------
        Net cash provided by financing activities       18,520       13,452      117,056
                                                     ---------    ---------    ---------

Net increase (decrease) in cash and equivalents           (491)          --            9

Cash and equivalents at beginning of year                  500           --           --
                                                     ---------    ---------    ---------
Cash and equivalents at end of period                $       9    $      --    $       9
                                                     =========    =========    =========


Supplemental Cash Flow Information
     Interest paid                                   $      --    $      --    $      --
                                                     =========    =========    =========
     Income taxes paid                               $   1,390    $   5,952    $   7,342
                                                     =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                               RETROSPETTIVA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2008, results of operations for the three months and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB.

     Basis of Presentation: Retrospettiva, Inc. (the "Company") was organized under the laws of the State of California in November, 1990 to manufacture and import textile products, including finished garments and fabrics. The Company's manufacturing facilities and warehouses were located primarily in Europe. The Company ceased operations in 2001 and has been inactive since 2002. On August 2, 2004, the Company was terminated, by administrative action of the State of California as a result of non-filing of required documents with the State of California. Effective February 15, 2007, the Company reinstated its charter.

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

     Development Stage Company: Based on the Company's business plan, it is a development stage company since planned principle operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises. As a development stage enterprise, the Company discloses its retained earnings (or deficit accumulated) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began on October 11, 2006, when the Company commenced its efforts to revive its business.

     Per Share Amounts: SFAS 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. During 2008 and 2007, the Company has not issued any potentially dilutive securities.

     Use of Estimates: The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements: There were various accounting standards and interpretations issued during 2008, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

2.   Going Concern

     The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has no business operations and has negative working capital and has a total stockholders' deficit. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

     In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

     Management has opted to file the Company's periodic financial reports with the SEC and then to raise funds through a private placement. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

3.   Related Party Transactions:

     Effective July 2, 2007, the Company entered into a note payable agreement with a stockholder that provides for borrowings up to the principal amount of $64,871. The note is uncollateralized and bears interest at an annual rate of 8%. The Company issued 945,987 shares of its common stock as additional consideration for the note payable. During 2007, the Company received proceeds of $64,871 under this borrowing arrangement. The stockholder has agreed to extend the due date of the note from June 30, 2008 to June 30, 2009.

     Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder. The agreement provides for borrowings up to the principal amount of $133,333. As of June 30, 2008, outstanding borrowings under the agreement totaled $46,932, including $18,880 borrowed during 2008. The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share. The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable. The stock was valued at $10,000 and the Company recorded the $10,000 expense as financing costs of $1,971 and consulting fees of $8,029.

     The Company accrued interest expense of $4,032 on the two notes payable during the six months ended June 30, 2008.

     The Company's President periodically advances funds to the Company so that it can meet its financial obligations. During 2008, the President advanced an additional $150 to the Company and the Company repaid $510 to the President. As of June 30, 2008, the aggregate amounts advanced, including amounts advanced during previous periods, were $5,253. These advances are due on demand, uncollateralized and bear no interest.

     The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial

4.   Income Taxes

     Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2028, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carryforwards may be further limited by other provisions of the tax laws.

     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                      Estimated                Estimated Tax                  Change in
                         NOL           NOL     Benefit from     Valuation     Valuation    Net Tax
  Period Ending     Carry-forward    Expires         NOL        Allowance     Allowance    Benefit
  June 30, 2008       $528,000        2028       $120,000       $(120,000)     (6,750)       --


     Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

    Income tax benefit at statutory rate resulting
    from net operating loss carryforward                            (15.00%)
    State tax (benefit) net of federal benefit                       (7.65%)
    Deferred income tax valuation allowance                          22.65%
                                                                  ---------
    Actual tax rate                                                      0%
                                                                  =========

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at June 30, 2008 and compares it to our financial condition at December 31, 2007. Finally, the discussion summarizes the results of our operations for the three months and six months ended June 30, 2008 and compares those results to the corresponding periods ended June 30, 2007. This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2007, including footnotes, and the discussion and analysis included in our Form 10-KSB.

Plan of Operation

Retrospettiva, Inc. (the "Company") was organized under the laws of the State of California in November, 1990. Prior to 2002, our business was to manufacture and import textile products from Europe, including finished goods. Our European operations were based in and around Macedonia. On July 2, 2001, we announced that the civil war in Macedonia rendered it impossible to continue operations. We ceased operating and liquidated all of our assets.

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

We have updated our affairs and become current in our various reporting obligations. We intend to combine the Company with another entity in a merger, acquisition, or similar transaction and are seeking potential candidates. Our plan is to evaluate prospects, structure a transaction, and ultimately combine with another entity. We are unable, at this time, to predict when, if ever, our objectives will be achieved.

Liquidity and Capital Resources

As of June 30, 2008, we had a working capital deficit of $(131,275). We had current assets of $9 and current liabilities of $131,284. This represents a $28,255 increase in the deficit from the working capital deficit of $(103,020) at December 31, 2007. During the six months ended June 30, 2008, our working capital deficit increased because of costs incurred to revive our business.

To fund our operations, we entered into a loan agreement with one of our shareholders on July 2, 2007. The principal maximum amount of the loan that can be drawn is $64,871 bearing interest at 8% per annum. We borrowed $64,871 under the loan. We negotiated an extension of the due date from June 30, 2008 to June 30, 2009. We also issued 945,987 shares of our common stock as additional consideration for the loan agreement.

On November 14, 2007, we entered into a loan agreement with our President and a shareholder. The principal maximum amount that can be borrowed is $133,333. The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share. We issued 10,000,000 shares of common stock as additional consideration for the note payable. As of June 30, 2008, we had borrowed $46,932 under this arrangement and the amount available for future borrowings was $86,401.

In addition, our President has periodically advanced funds to us to meet our working capital needs. As of June 30, 2008, we owe our President $5,253 for advances which are uncollateralized, non-interest bearing and due on demand. During the six months ended June 30, 2008, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

We will need additional funding to achieve our ultimate goals. In the past we have relied on loans and advances from shareholders to fund our operations, however we have no written or firm agreement regarding financing.

We used cash of $19,011 in operating activities during the first six months of 2008 compared to cash used of $13,452 during the first six months of 2007. All of our cash needs are currently being funded by related parties.

Results of Operations - Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended June 30, 2008, we recorded a net loss of $(6,399), or $ (0.00) per share, compared to a loss for the corresponding period of 2007 of $(1,570) or $(0.00) per share. In neither period did we report any revenue.

Operating expenses increased to $4,084 for the three months ended June 30, 2008 compared to $1,570 during the comparable period of 2007. Operating expenses consisted primarily of legal and accounting expenses during both periods and increased because of our financial reporting obligations as a public company.

During the three months ended June 30, 2008, we incurred interest expense of $2,125 related to the notes payable to stockholders. We incurred no interest expense during the comparable period of 2007.

Results of Operations - Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the six months ended June 30, 2008, we recorded a net loss of $(28,255), or $ (0.00) per share, compared to a loss for the corresponding period of 2007 of $(30,296) or $(0.01) per share. In neither period did we report any revenue.

Operating expenses decreased to $24,033 for the six months ended June 30, 2008 compared to $30,296 during the comparable period of 2007. The decrease is primarily attributed to a decrease in legal fees that were incurred during 2007 in defense of civil litigation that was dismissed. The decrease was partially offset by an increase in professional fees incurred to prepare and file our periodically reports required as a public reporting company.

During the six months ended June 30, 2008, we incurred interest expense of $4,032 related to the notes payable to stockholders. We incurred no interest expense during the comparable period of 2007.

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

         - statements concerning the benefits that we expect will result from our business activities and results of exploration that we contemplate or have completed, such as increased revenues; and

         - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our annual report on Form 10-KSB, other reports filed with the SEC and the following:

     o    The worldwide economic situation;
     o    Any change in interest rates or inflation;
     o The willingness and ability of third parties to honor their contractual commitments;

     o Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
     o Environmental and other regulations, as the same presently exist and may hereafter be amended.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 4T.  Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                     RETROSPETTIVA, INC.



Dated: August 8, 2008                By: Borivoje Vukadinovic,
                                         --------------------
                                     President and Principal Executive Officer



Dated: August 8, 2008                By: Borivoje Vukadinovic,
                                         --------------------
                                     Principal Financial Officer