Form 10-Q
period 2008-09-30
RETROSPETTIVA INC
filed 2008-11-19
CIK 1015383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2008

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ____ to ________

                               RETROSPETTIVA, INC.
                               -------------------
             (Exact Name of Registrant as Specified in its Charter)

            CALIFORNIA                     333-29295              95-4298051
---------------------------------         -----------          ----------------
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


               ---------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,425,903 shares of common stock outstanding as of November 17, 2008.

                              RETROSPETTIVA, INC.

                                      Index


                                                                           Page
Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of September 30, 2008 (unaudited) and
          December 31, 2007                                                  3

          Statements of Operations (unaudited) for the
          three months ended September 30, 2008 and 2007                     4

          Statements of Operations (unaudited) for the
          nine months ended September 30, 2008 and 2007, and for the
          Development Period from October 11, 2006 to September 30, 2008     5

          Statements of Cash Flows (unaudited) for the
          nine months ended September 30, 2008 and 2007, and for the
          Development Period from October 11, 2006 to September 30, 2008     6

          Notes to Financial Statements (unaudited)                          7

Item 2.   Management's Discussion and Analysis or Plan of Operation         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        13

Item 4T.  Controls and Procedures                                           13

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 14

Item 1A.  Risk Factors                                                      14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       14

Item 3.   Defaults Upon Senior Securities                                   14

Item 4.   Submission of Matters to a Vote of Security Holders               14

Item 5.   Other Information                                                 14

Item 6.   Exhibits                                                          14

SIGNATURES                                                                  15

                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                         September 30,   December 31,
                                                                             2008            2007
                                                                         ------------    ------------
                                                                         (Unaudited)     (See Note 1)
                                        ASSETS

Current assets:
     Cash and cash equivalents                                           $         --    $        500
                                                                         ------------    ------------
            Total current assets                                         $         --    $        500
                                                                         ============    ============




                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable                                                    $      9,855    $      2,418
     Accrued expenses                                                             600           1,600
     Advances payable - officer                                                 5,334           5,613
     Notes payable - stockholders                                             114,285          92,923
     Accrued interest - stockholders                                            7,272             966
                                                                         ------------    ------------
            Total current liabilities                                         137,346         103,520
                                                                         ------------    ------------

Stockholders' (deficit):
     Preferred stock - authorized 1,000,000 shares:
            No shares issued or outstanding                                        --              --
     Common stock - no par value, 100,000,000 shares authorized:
            14,425,903 shares issued and outstanding                        6,903,766       6,903,766
     Additional paid-in capital                                               230,000         230,000
     Accumulated deficit through October 11, 2006                          (7,302,235)     (7,302,235)
     Retained earnings (accumulated deficit) during development period         31,123          65,449
                                                                         ------------    ------------
            Total stockholders' (deficit)                                    (137,346)       (103,020)
                                                                         ------------    ------------

            Total liabilities and stockholders' (deficit)                $         --    $        500
                                                                         ============    ============

   The accompanying notes are an integral part of these financial statements.

                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
             for the three months ended September 30, 2008 and 2007
                                   (Unaudited)




                                                      2008             2007
                                                 ------------      ------------
Revenues                                         $         --      $         --
                                                 ------------      ------------

Expenses:
     General and administrative:
        Financing costs                                    --               946
        Accounting and legal                            2,710             1,082
        Investor relations                                887             8,777
                                                 ------------      ------------
            Total expenses                              3,597            10,805
                                                 ------------      ------------

Operating (loss)                                       (3,597)          (10,805)

     Interest (expense)                                (2,274)              (47)
                                                 ------------      ------------

Income before taxes                                    (5,871)          (10,852)

Provision for income taxes                                200                --
                                                 ------------      ------------

Net (loss)                                       $     (6,071)     $    (10,852)
                                                 ============      ============




Net (loss) per common share:
        Basic and Diluted                        $      (0.00)     $      (0.00)
                                                 ============      ============

Weighted average shares outstanding:
        Basic and Diluted                          14,425,903         4,405,338
                                                 ============      ============


  The accompanying notes are an integral part of these financial statements.

                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              for the nine months ended September 30, 2008 and 2007
   and for the Development Period from October 11, 2006 to September 30, 2008
                                   (Unaudited)

                                                                    Development
                                                                       Period
                                                                    October 11,
                                                                      2006 to
                                                                   September 30,
                                           2008           2007          2008
                                       -----------    -----------   -----------
Revenues                               $        --    $        --   $        --
                                       -----------    -----------   -----------

Expenses:
     General and administrative:
         Financing costs                        --            946         2,917
         Consulting fees                        --             --         8,029
         Accounting and legal               24,550         31,378        72,201
         Investor relations                  3,080          8,777        13,778
                                       -----------    -----------   -----------
            Total expenses                  27,630         41,101        96,925
                                       -----------    -----------   -----------

Operating (loss)                           (27,630)       (41,101)      (96,925)
                                       -----------    -----------   -----------

Other income (expense):
     Gain from litigation settlement            --             --       137,310
     Interest (expense)                     (6,306)           (47)       (7,272)
                                       -----------    -----------   -----------
                                            (6,306)           (47)      130,038
                                       -----------    -----------   -----------

Income (loss) before income taxes          (33,936)       (41,148)       33,113

Provision for income taxes                     390             --         1,990
                                       -----------    -----------   -----------

Net income (loss)                      $   (34,326)   $   (41,148)  $    31,123
                                       ===========    ===========   ===========




Net (loss) per common share:
         Basic and Diluted             $     (0.00)   $     (0.01)  $      0.00
                                       ===========    ===========   ===========

Weighted average shares outstanding:
         Basic and Diluted              14,425,903      3,791,780     8,537,374
                                       ===========    ===========   ===========


   The accompanying notes are an integral part of these financial statements.


                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 2008 and 2007
   and for the Development Period from October 11, 2006 to September 30, 2008
                                   (Unaudited)

                                                                                  Development
                                                                                    Period
                                                                                  October 11,
                                                                                    2006 to
                                                                                  September 30,
                                                         2008           2007          2008
                                                     -----------    -----------    -----------
Cash flows from operating activities:
        Net cash (used in) operating activities      $   (21,583)   $   (13,452)   $  (119,619)
                                                     -----------    -----------    -----------

Cash flows from investing activities:
                                                     -----------    -----------    -----------
        Net cash (used in) investing activities               --             --             --
                                                     -----------    -----------    -----------

Cash flows from financing activities:
        Proceeds from notes payable - stockholders        21,362             --        114,285
        Advances from officer, net                          (279)        13,452          5,334
                                                     -----------    -----------    -----------
        Net cash provided by financing activities         21,083         13,452        119,619
                                                     -----------    -----------    -----------

Net increase (decrease) in cash and equivalents             (500)            --             --

Cash and equivalents at beginning of year                    500             --             --

                                                     -----------    -----------    -----------
Cash and equivalents at end of period                $        --    $        --    $        --
                                                     ===========    ===========    ===========


Supplemental Cash Flow Information
     Interest paid                                   $        --    $        --    $        --
                                                     ===========    ===========    ===========
     Income taxes paid                               $     1,390    $     5,952    $     7,342
                                                     ===========    ===========    ===========



 The accompanying notes are an integral part of these financial statements.

                               RETROSPETTIVA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2008, results of operations for the three months and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB.

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

     Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder. The agreement provides for borrowings up to the principal amount of $133,333. As of September 30, 2008, outstanding borrowings under the agreement totaled $49,414, including $21,362 borrowed during 2008. The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share. The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable. The stock was valued at $10,000 and the Company recorded the $10,000 expense as financing costs of $1,971 and consulting fees of $8,029.

     The Company accrued interest expense of $6,306 on the two notes payable during the nine months ended September 30, 2008.

     The Company's President periodically advances funds to the Company so that it can meet its financial obligations. During 2008, the President advanced an additional $232 to the Company and the Company repaid $511 to the President. As of September 30, 2008, the aggregate amounts advanced, including amounts advanced during previous periods, were $5,334. These advances are due on demand, uncollateralized and bear no interest.

     The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

4.   Capital Stock

     On September 22, 2008, the Company's shareholders approved an increase in the authorized common shares of no par value common stock from 15,000,000 to 100,000,000 shares.

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

     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                      Estimated     NOL Expires   Estimated Tax               Change in
                         NOL                      Benefit from    Valuation   Valuation  Net Tax
  Period Ending     Carry-forward                      NOL        Allowance   Allowance  Benefit
------------------  -------------   -----------   -------------   ----------  ---------  -------
September 30, 2008    $528,000        Various        $120,000      $(120,000)   (6,750)      --

     Income taxes at the statutory rate are reconciled to the Company's reported income tax expense (benefit) as follows:

     Federal tax expense (benefit) at statutory rate                  (15.00%)
     State tax expense (benefit), net of federal tax                   (7.65%)
     Deferred income tax valuation allowance                           22.65%
                                                                    --------
     Reported tax rate                                                     0%
                                                                    ========

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at September 30, 2008 and compares it to our financial condition at December 31, 2007. Finally, the discussion summarizes the results of our operations for the three months and nine months ended September 30, 2008 and compares those results to the corresponding periods ended September 30, 2007. This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2007, including footnotes, and the discussion and analysis included in our Form 10-KSB.

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

Liquidity and Capital Resources

As of September 30, 2008, we had a working capital deficit of $(137,346). We had no current assets and current liabilities of $137,346. This represents a $34,326 increase in the deficit from the working capital deficit of $(103,020) at December 31, 2007. During the nine months ended September 30, 2008, our working capital deficit increased because of costs incurred to revive our business.

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

On November 14, 2007, we entered into a loan agreement with our President and a shareholder. The principal maximum amount that can be borrowed is $133,333. The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share. We issued 10,000,000 shares of common stock as additional consideration for the note payable. As of September 30, 2008, we had borrowed $49,414 under this arrangement and the amount available for future borrowings was $83,919.

In addition, our President has periodically advanced funds to us to meet our working capital needs. As of September 30, 2008, we owe our President $5,334 for advances which are uncollateralized, non-interest bearing and due on demand. During the nine months ended September 30, 2008, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

We will need additional funding to achieve our ultimate goals. In the past we have relied on loans and advances from shareholders to fund our operations, however we have no guarantee that our shareholders will be willing and able to fund all of our future financing needs.

We used cash of $21,583 in operating activities during the first nine months of 2008 compared to cash used of $13,452 during the first nine months of 2007. Our cash flow tends to fluctuate as we engage in various development stage activities. There was no cash provided by or used in investing activities for the nine months ended September 30, 2008 or 2007. Net cash provided by financing activities was $21,083 for the three months ended September 30, 2008 and $13,452 for the corresponding period of 2007. All of our cash needs are currently being funded by related parties.

Results of Operations - Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended September 30, 2008, we recorded a net loss of $(6,071), or $ (0.00) per share, compared to a loss for the corresponding period of 2007 of $(10,852) or $(0.00) per share. In neither period did we report any revenue.

Operating expenses consist of costs associated with being a public company including accounting and audit fees, investor relations costs, taxes and governmental fees. Operating expenses decreased to $3,597 for the three months ended September 30, 2008 compared to $10,805 during the comparable period of 2007. The decrease of $7,208 was primarily due to the decreased investor relations expense which was $8,777 for the three months ended September 30, 2007, compared to $887 for the comparable period in 2008. During 2007 we incurred additional start-up fees to engage our stock transfer agent. Accounting and audit expense increased from $1,082 in 2007 to $2,710 in 2008 due to compliance with reporting requirements for public companies.

During the three months ended September 30, 2008, we incurred interest expense of $2,274 related to the notes payable to stockholders. We incurred interest expense of $47 during the comparable period of 2007. Interest expense increased as the note balances increased from $2,500 reported at September 30, 2007 to $114,285 at September 30, 2008.

Results of Operations - Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the nine months ended September 30, 2008, we recorded a net loss of $(34,326), or $ (0.00) per share, compared to a loss for the corresponding period of 2007 of $(41,148) or $(0.01) per share. In neither period did we report any revenue.

Operating expenses decreased to $27,630 for the nine months ended September 30, 2008 compared to $41,101 during the comparable period of 2007. Legal fees decreased by $28,916 due to civil litigation during 2007 that was then dismissed. Investor relations expense decreased from $8,777 for 2007 to $3,080 for 2008 due to start-up fees incurred to engage our stock transfer agent in 2007. The decreases were offset by an increase in accounting fees of $22,089 incurred to meet reporting requirements for a public company.

During the nine months ended September 30, 2008, we incurred interest expense of $6,306 related to the notes payable to stockholders, compared to $47 for the nine months ended September 30, 2007. Interest expense increased as the note balances increased from $2,500 reported at September 30, 2007 to $114,285 at September 30, 2008.

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

         - statements concerning the benefits that we expect will result from our business activities and results of business development that we contemplate or have completed, such as increased revenues; and

         - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Item 4T.  Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2008, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                  None

Item 3.  Defaults Upon Senior Securities.

                  None

Item 4.  Submission of Matters to a Vote of Security Holders.

                  At a meeting held on September 22, 2008, the Registrant's shareholders approved an increase in the Registrant's authorized shares of no par value common stock from 15,000,000 to 100,000,000.

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

                                     RETROSPETTIVA, INC.



Dated: November 18, 2008             By: Borivoje Vukadinovic,
                                         --------------------
                                     President and Principal Executive Officer



Dated: November 18, 2008             By: Borivoje Vukadinovic,
                                         --------------------
                                     Principal Financial Officer