Form 10-K
period 2008-12-31
RETROSPETTIVA INC
filed 2009-04-15
CIK 1015383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                        Commission file number 333-29295

                               RETROSPETTIVA, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

           California                                            95-4298051
           ----------                                            ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


112 West 9th Street, Suite 518, Los Angeles, CA                    90015
-----------------------------------------------                    -----
  (Address of principal executive offices)                       (Zip Code)

                                 (213) 623-9216
                                 --------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

        None                                            N/A
Title of each class                   Name of each exchange on which registered


           Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                            -------------------------
                                (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No |_|

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KS or any amendment to this Form 10-K. [X]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer  |_|       Accelerated filer  |_|

         Non-accelerated filer  |_|     Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No [_]

The aggregate market value of the Common Stock of Retrospettiva, Inc. by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $152,000.

As of April 13, 2009, there were 14,425,903 shares of Common Stock outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                               TABLE OF CONTENTS

PART I
------

ITEM 1:         BUSINESS                                                      1
ITEM 1A         RISK FACTORS                                                  6
ITEM 1B         UNRESOLVED STAFF COMMENTS                                     6
ITEM 2:         PROPERTIES                                                    6
ITEM 3:         LEGAL PROCEEDINGS                                             7
ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           7

PART II
-------

ITEM 5:         MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                PURCHASES OF EQUITY SECURITIES                                7
ITEM 6:         SELECTED FINANCIAL DATA                                       8
ITEM 7:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION                            8
ITEM 8:         FINANCIAL STATEMENTS                                         12
ITEM 9:         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE                          24
ITEM 9A(T):     CONTROLS AND PROCEDURES                                      24
ITEM 9B:        OTHER INFORMATION                                            25

PART III
--------

ITEM 10:        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE      26
ITEM 11:        EXECUTIVE COMPENSATION                                       27
ITEM 12:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS                   28
ITEM 13:        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                DIRECTOR INDEPENDENCE                                        28
ITEM 14:        PRINCIPAL ACCOUNTING FEES AND SERVICES                       29

PART IV

ITEM 15:        EXHIBITS                                                     29

SIGNATURES                                                                   30


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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes", "expects", "anticipates", "intends", "plans", "estimates", "should", "likely" or similar expressions, indicates a forward-looking statement.

     The identification in this report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

     Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

     o    The worldwide economic situation;
     o    Any change in interest rates or inflation;
     o The willingness and ability of third parties to honor their contractual commitments;
     o The Company's ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
     o The Company's capital costs, as they may be affected by delays or cost overruns;
     o    The Company's costs of production;
     o Environmental and other regulations, as the same presently exist or may later be amended;
     o The Company's ability to identify, finance and integrate any future acquisitions; and
     o    The volatility of the Company's stock price.

                                     PART I

ITEM 1.   BUSINESS.

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

Retrospettiva believes that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as Retrospettiva. Retrospettiva believes that demand for shell corporations has increased dramatically since the Securities and Exchange Commission, or the SEC, imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended. According to the SEC, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket
0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the SEC, and as a result has stimulated an increased demand for shell corporations. While Retrospettiva has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that Retrospettiva will merge with or acquire an existing private entity.

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

It is anticipated that business opportunities will be available to Retrospettiva and sought by Retrospettiva from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (1) management's willingness to enter into unproven, speculative ventures; (2) management's contacts and acquaintances; and (3) Retrospettiva's flexibility with respect to the manner in which it may structure potential financing, mergers or acquisitions. However, there is no assurance that Retrospettiva will be able to structure, finance, merge with or acquire any business opportunity or venture.

Operation of Retrospettiva

Retrospettiva intends to search throughout the United States for a merger or acquisition candidate; however, because of its lack of capital, Retrospettiva believes that the merger or acquisition candidate will be conducting business within limited geographical area.

Retrospettiva's executive officers will seek acquisition/merger candidates or orally contact individuals or broker dealers and advise them of the availability of Retrospettiva as an acquisition candidate. Retrospettiva's executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in the best interests of Retrospettiva and its shareholders.

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

Selection of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of Retrospettiva's executive officers and directors who are not professional business analysts and have had little previous training or experience in business analysis. In as much as Retrospettiva will have no funds available to it in its search for business opportunities and ventures, Retrospettiva will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. Retrospettiva will, however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

As part of Retrospettiva's investigation, representatives of Retrospettiva will meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of Retrospettiva's limited financial resources and management and technical expertise.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. Retrospettiva's executive officers anticipate funding Retrospettiva's operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

Retrospettiva will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, Retrospettiva will consider the following kinds of factors:

     o Potential for growth, indicated by new technology, anticipated market expansion or new products;
     o Competitive position as compared to other firms engaged in similar activities;
     o    Strength of management;
     o Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and
     o    Other relevant factors.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to Retrospettiva's limited capital available for investigation and management's limited experience in business analysis, Retrospettiva may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

Form of Merger or Acquisition

The manner in which Retrospettiva participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of Retrospettiva and the merger or acquisition candidate, and the relative negotiating strength of Retrospettiva and such merger or acquisition candidate. The exact form or structure of Retrospettiva's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. Retrospettiva's participation may be structured as an asset purchase, a lease, a license, a joint venture, a partnership, a merger or an acquisition of securities.

As set forth above, Retrospettiva may acquire its participation in a business opportunity through the issuance of common stock or other securities in Retrospettiva. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20% or less of the total issued and outstanding common stock. If such a transaction were available to Retrospettiva, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of common stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of Retrospettiva prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

The present management and shareholders of Retrospettiva will in all likelihood not have control of a majority of the voting shares of Retrospettiva following a reorganization transaction. In fact, it is probable that the shareholders of the acquired entity will gain control of Retrospettiva. The terms of sale of the shares presently held by management of Retrospettiva may not be afforded to other shareholders of Retrospettiva. As part of any transaction, Retrospettiva's directors may resign and new directors may be appointed without any vote by the shareholders.

Retrospettiva has an unwritten policy that it will not acquire or merge with a business or company in which Retrospettiva's management or their affiliates or associates directly or indirectly have an ownership interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change said policy.

Pursuant to regulations promulgated under the Securities Exchange Act of1934, as amended, Retrospettiva will be required to obtain and file with the SEC audited financial statements of an acquisition candidate not later than 60 days from the date the Form 8-K is due at the SEC disclosing the merger or acquisition.

Rights of Dissenting Shareholders

Under the Colorado Business Corporation Act, a business combination typically requires the approval of a majority of the outstanding shares of both participating companies. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-113-102 and 7-113-103 of the Colorado Business Corporation Act. The requirement of approval of Retrospettiva's shareholders in any business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange under which Retrospettiva would be the survivor does not require the approval of Retrospettiva's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, Retrospettiva will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

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

None of Retrospettiva's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with, and there are no present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this report.

Not an "Investment Adviser"

Retrospettiva is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, Retrospettiva will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 2(a)(11) of the Investment Advisers Act (15 U.S.C. 80b2(a)(11)).

Not an "Investment Company"

Retrospettiva may become involved in a business opportunity through purchasing or exchanging the securities of such business. Retrospettiva does not intend, however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. Retrospettiva believes such registration is not required.

Retrospettiva must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act, which classification would affect Retrospettiva adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries",) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). Retrospettiva intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." Retrospettiva proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

Effective January 14, 1981, the SEC adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1) cited above if, during period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by Retrospettiva's business activities and appropriate resolution of Retrospettiva's Board of Directors duly adopted and duly recorded in the minute book of Retrospettiva. The Rule 3a-2 "safe harbor" may not be relied on more than one single time.

Reports to Security Holders.

Retrospettiva is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials Retrospettiva files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030.The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Retrospettiva owns no property.

Retrospettiva uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

 Information about our common stock is reported by Pink Sheets LLC at www.pinksheets.com. Pink Sheets LLC is a provider of trading systems, pricing, and financial information for over the counter (OTC) markets. Pink Sheets LLC provides broker-dealers, market data providers, issuers and investors with software and information services that improve the transparency and efficiency of the OTC markets. The table below sets forth the high and low prices of our common stock as reflected by Pink Sheets LLC for the period from January 1, 2007 to date. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Year Ending
December 31, 2009                          High            Low
-----------------                       ---------      ---------
First Quarter                           $   0.025      $   0.020

December 31, 2008
-----------------
First Quarter                           $   0.030      $   0.010
Second Quarter                          $   0.080      $   0.021
Third Quarter                           $   0.080      $   0.050
Fourth Quarter                          $   0.070      $   0.025

December 31, 2007
-----------------
First Quarter                           $   0.006      $   0.006
Second Quarter                          $   0.006      $   0.006
Third Quarter                           $   0.110      $   0.010
Fourth Quarter                          $   0.030      $   0.015


On April 9, 2009, the "best bid" and "best ask" quotations by Pink Sheets LLC were $0.020 and $0.020, respectively, and no trades were reported.

Holders

As of April 13, 2009, a total of 14,425,903 shares of our common stock were outstanding and there were approximately 72 holders of record.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as "penny stocks" under applicable securities regulations. Our stock will therefore be subject to rules adopted by the Securities and Exchange Commission ("SEC") regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer's account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

We have appointed Corporate Stock Transfer, Inc. ("CST") as the transfer agent for our common stock. The principal office of CST is located at 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209 and its telephone number is (303) 282-4800.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion updates our plan of operation for the next twelve months. This discussion also analyzes our financial condition at December 31, 2008 and compares it to our financial condition at December 31, 2007. This discussion summarizes the results of our operations for the year ended December 31, 2008 and compares those results to the year ended December 31, 2007.

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

On August 2, 2004, the Company was terminated, by administrative action of the State of California as a result of non-filing of required documents with the State of California. Effective February 15, 2007, the Company reinstated it charter.

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

Liquidity and Capital Resources

As of December 31, 2008, we had a working capital deficit of $(139,297). We had no current assets and current liabilities were $139,297. This represents a $36,277 increase in the deficit from the working capital deficit of $(103,020) reported at December 31, 2007. During the year ended December 31, 2008, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company. These costs were funded by an increase in current liabilities.

On September 22, 2008, our stockholders approved an increase in authorized shares of no par value common stock from 15,000,000 shares to 100,000,000 shares. The increase in the number of authorized shares of common stock may assist us in future financing and will provide sufficient authorized shares of common stock to permit conversion of our shares of preferred stock, and our convertible note payable into common stock.

We will need additional funding to achieve our ultimate goals. We do not believe we are a candidate for conventional debt financing and in the past we have relied on loans and advances from stockholders to fund our operations; however we have no guarantee that our stockholders will be willing and able to fund all of our future financing needs.

We entered into a note payable agreement with one of our stockholders effective July 2, 2007. The note provides for borrowings up to the principal amount of $64,871, is uncollateralized, and bears interest at an annual rate of 8%. We issued 945,987 shares of our common stock as additional consideration for the loan agreement. During 2007 we received proceeds of $64,871 under this agreement. The stockholder has agreed to extend the due date of the note from June 30, 2008 to June 30, 2009.

On November 14, 2007, we entered into a loan agreement with our President and a stockholder. The principal maximum amount that can be borrowed is $133,333. The loan is due on demand, is uncollateralized, bears interest at 8% per annum, and is convertible into restricted common stock at $0.10 per share. We issued 10,000,000 shares of common stock as additional consideration for the note payable. As of December 31, 2008, we had borrowed $52,288 under this arrangement and the amount available for future borrowings was $81,045.

Our President has periodically advanced funds to us to meet our working capital needs. As of December 31, 2008, we owe our President $5,334 for advances which are uncollateralized, non-interest bearing and due on demand. During 2008 we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued liabilities.

Net cash used in operating activities was $24,457 during the year ended December 31, 2008, compared to $82,479 used during 2007. For both years, all of our expenses were funded by related parties.

Results of Operations - Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the year ended December 31, 2008, we recorded a net loss of $(36,277), or $(0.00) per share, compared to net income for 2007 of $91,889 or $0.02 per share. In neither period did we report any revenue.

During 2007, we recorded a gain from the settlement of litigation. We negotiated a settlement with Emeryworld, a company which, on May 20, 2002, obtained a judgment against us in the amount of $165,060. On October 26, 2007, we reached a settlement agreement with them under which they agreed to accept a cash payment of $27,750. The settlement resulted in a gain of $137,310.

Operating expenses decreased to $27,044 for the year ended December 31, 2008, compared to $43,655 for 2007, a difference of $16,611. Legal fees decreased by $17,674 from 2007 to 2008 because substantial fees were incurred during 2007 to defend a stockholder lawsuit which was settled during 2007. No litigation occurred during 2008. Consulting fees of $8,000 were incurred in 2007 related to reactivation of the company and commencing activities. They were paid in the form of stock issued for entering a note payable agreement. Also during 2007, we incurred fees to engage our stock transfer agent. Accounting and auditing fees increased by $17,400 during 2008 as we updated our affairs and became current in our various reporting obligations. During both years, we incurred taxes and governmental fees associated with our corporate status.

Off-Balance Sheet Arrangements

As of and subsequent to December 31, 2008, we have no off-balance sheet arrangements.

Forward-Looking Statements

This Form 10-K contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

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

ITEM 8.    FINANCIAL STATEMENTS

     Index to Financial Statements:

     Report of Independent Registered Public Accounting Firm

     Balance Sheets as of December 31, 2008 and 2007

     Statements of Operations for the years ended December 31, 2008 and 2007, and for the Development Period from October 11, 2006 to December 31, 2008

     Statement of Changes in Stockholders' (Deficit) for the Development Period from October 11, 2006 to December 31, 2008

     Statements of Cash Flows for the years ended December 31, 2008 and 2007, and for the Development Period from October 11, 2006 to December 31, 2008

     Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Shareholders
Retrospettiva, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of Retrospettiva, Inc. as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' (deficit) and cash flows for the years ended December 31, 2008 and 2007, and for the period from October 11, 2006 (commencement of development stage) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retrospettiva, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period from October 11, 2006 (commencement of development stage) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has no business operations and has negative working capital and stockholders' (deficits), which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in
Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Schumacher & Associates, Inc.
---------------------------------
April 13, 2009
Denver, Colorado


                                  RETROSPETTIVA, INC.
                             (A Development Stage Company)
                                    BALANCE SHEETS

                                                                    December 31,   December 31,
                                                                        2008          2007
                                                                    -----------    -----------
                                        ASSETS

Current assets:
     Cash and cash equivalents                                      $      --      $       500
                                                                    -----------    -----------
            Total current assets                                    $      --      $       500
                                                                    ===========    ===========




                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable                                               $     6,395    $     2,418
     Accrued expenses                                                       800          1,600
     Advances payable - officer                                           5,334          5,613
     Notes payable - stockholders                                       117,159         92,923
     Accrued interest - stockholders                                      9,609            966
                                                                    -----------    -----------
            Total current liabilities                                   139,297        103,520
                                                                    -----------    -----------

Commitments and contingencies (Notes 1, 2, 3, 5 and 6)

Stockholders' (deficit):
     Preferred stock - no par value, authorized 1,000,000 shares:
            No shares issued or outstanding                                --             --
     Common stock - no par value, 100,000,000 shares authorized:
            14,425,903 shares issued and outstanding                  6,903,766      6,903,766
     Additional paid-in capital                                         230,000        230,000
     Accumulated deficit through October 11, 2006                    (7,302,235)    (7,302,235)
     Retained earnings during development period                         29,172         65,449
                                                                    -----------    -----------
            Total stockholders' (deficit)                              (139,297)      (103,020)
                                                                    -----------    -----------

            Total liabilities and stockholders' (deficit)           $      --      $       500
                                                                    ===========    ===========



         The accompanying notes are an integral part of these financial statements.

                                          14


                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               for the years ended December 31, 2008 and 2007 and
      for the Development Period from October 11, 2006 to December 31, 2008


                                                                     Development Period
                                                                      October 11, 2006
                                                                       to December 31,
                                            2008           2007             2008
                                       ------------    ------------    ----------------
Revenues                               $         --    $         --    $             --
                                       ------------    ------------    ----------------
Expenses:
     General and administrative:
         Financing costs                         --           2,917               2,917
         Consulting fees                         --           8,029               8,029
         Accounting and legal                22,220          22,636              69,871
         Investor relations                   4,824          10,073              15,522
                                       ------------    ------------    ----------------
            Total expenses                   27,044          43,655              96,339
                                       ------------    ------------    ----------------

Operating (loss)                            (27,044)        (43,655)            (96,339)
                                       ------------    ------------    ----------------

Other income (expense):
     Gain from litigation settlement             --         137,310             137,310
     Interest (expense)                      (8,643)           (966)             (9,609)
                                       ------------    ------------    ----------------
                                             (8,643)        136,344             127,701
                                       ------------    ------------    ----------------

Income (loss) before income taxes           (35,687)         92,689              31,362

Provision for income taxes                      590             800               2,190
                                       ------------    ------------    ----------------

Net income (loss)                      $    (36,277)   $     91,889    $         29,172
                                       ============    ============    ================

Net (loss) per common share:
         Basic and Diluted             $        Nil    $       0.02    $            Nil
                                       ============    ============    ================
Weighted average shares outstanding:
         Basic and Diluted               14,425,903       5,239,285           9,204,548
                                       ============    ============    ================


      The accompanying notes are an integral part of these financial statements.

                                         15

                                             RETROSPETTIVA, INC.
                                        (A Development Stage Company)
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   for the Development Period from October 11, 2006 to December 31, 2008

                                                                                                       Retained
                                                                                                       Earnings
                                                                                      Accumulated    (Accumulated
                                                                                        Deficit         Deficit)
                                                                          Additional    through        During the       Total
                                                   Common Stock           Paid - in    October 11,    Development   Stockholders'
                                                Shares        Amount       Capital        2006           Stage        (Deficit)
                                             -----------   -----------   -----------   -----------    -----------    -----------
 Balance, October 11, 2006                     3,479,916   $ 6,892,820   $   230,000   $(7,302,235)   $        --    $  (179,415)

Net (loss)                                            --            --            --            --        (26,440)       (26,440)
                                             -----------   -----------   -----------   -----------    -----------    -----------
 Balance, December 31, 2006                    3,479,916     6,892,820       230,000    (7,302,235)       (26,440)      (205,855)

Shares issued for loan fees at
       $0.001 per share, July 2, 2007            945,987           946            --            --             --            946

Shares issued for loan fees at
       $0.001 per share, November 14, 2007    10,000,000        10,000            --            --             --         10,000

Net income                                            --            --            --            --         91,889         91,889
                                             -----------   -----------   -----------   -----------    -----------    -----------
 Balance, December 31, 2007                   14,425,903     6,903,766       230,000    (7,302,235)        65,449       (103,020)

Net (loss)                                            --            --            --            --        (36,277)       (36,277)
                                             -----------   -----------   -----------   -----------    -----------    -----------
 Balance, December 31, 2008                   14,425,903   $ 6,903,766   $   230,000   $(7,302,235)   $    29,172    $  (139,297)
                                             ===========   ===========   ===========   ===========    ===========    ===========


                  The accompanying notes are an integral part of these financial statements.

                                                  16


                                 RETROSPETTIVA, INC.
                              (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                     for the years ended December 31, 2008 and 2007,
         and for the Development Period from October 11, 2006 to December 31, 2008


                                                                                   Development Period
                                                                                    October 11, 2006
                                                                                     to December 31,
                                                              2008        2007            2008
                                                           ---------    ---------    ---------------
 Cash flows from operating activities:
      Net income (loss)                                    $ (36,277)   $  91,889    $        29,172
                                                           ---------    ---------    ---------------
      Adjustments to reconcile net income (loss)
      to net cash used by operating activities:
         Gain from litigation settlement                          --     (137,310)          (137,310)
         Shares issued for loan fees and consulting fees          --       10,946             10,946
        Changes in operating assets and liabilities:
         Decrease (increase) in prepaid expenses                  --        2,461                 --
         Increase (decrease) in accounts payable and
                   accrued expenses                            3,177      (23,681)            (7,160)
         (Decrease) in judgement payable                          --      (27,750)           (27,750)
         Increase in accrued interest                          8,643          966              9,609
                                                           ---------    ---------    ---------------
      Total adjustments                                       11,820     (174,368)          (151,665)
                                                           ---------    ---------    ---------------

        Net cash (used in) operating activities              (24,457)     (82,479)          (122,493)
                                                           ---------    ---------    ---------------

 Cash flows from investing activities:
        Net cash (used in) investing activities                   --           --                 --
                                                           ---------    ---------    ---------------

Cash flows from financing activities:
        Proceeds from notes payable - stockholders            24,236       92,923            117,159
        Advances from related party                             (279)      (9,944)             5,334
                                                           ---------    ---------    ---------------
        Net cash provided by financing activities             23,957       82,979            122,493
                                                           ---------    ---------    ---------------

Net increase in cash and equivalents                            (500)         500                 --

Cash and equivalents at beginning of year                        500           --                 --

                                                           ---------    ---------    ---------------
Cash and equivalents at end of year                        $      --    $     500    $            --
                                                           =========    =========    ===============


Supplemental Cash Flow Information
     Interest paid                                         $      --    $      --    $            --
                                                           =========    =========    ===============
     Income taxes paid                                     $   1,390    $   5,952    $         7,342
                                                           =========    =========    ===============


       The accompanying notes are an integral part of these financial statements.


                                          17

                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2008

1.   Overview and Summary of Significant Accounting Policies

     Basis of Presentation:   Retrospettiva, Inc. (the "Company") was organized
under the laws of the State of California in November, 1990 to manufacture and import textile products, including both finished garments and fabrics. The Company's manufacturing facilities and inventories were primarily located in Europe. The Company ceased operations in 2001 and has been inactive since 2002. Effective August 2, 2004, the Company was terminated, by administrative action of the State of California as a result of non-filing of required documents with the State of California. Effective February 15, 2007, the Company reinstated its charter.

     Effective October 11, 2006 (commencement of the development stage) efforts commenced to revive the Company. Legal counsel was hired to address litigation involving the Company and activities were undertaken to prepare and file delinquent tax and financial reports. Furthermore, a financial judgment against the Company dating back to 2002 was addressed and a final settlement was reached in October, 2007. The Company filed various delinquent reports to become current in its reporting obligations to the Securities and Exchange Commission ("SEC") and various taxing authorities.

     The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

     Development Stage Company:   Based on the Company's business plan, it is a
development stage company since planned principle operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises. As a development stage enterprise, the Company discloses its retained earnings (or deficit accumulated) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began on October 11, 2006, when management commenced its efforts to revive the Company.

     Revenue Recognition:   The Company has not generated any revenues since
entering the development stage. It is the Company's policy that revenues will be recognized in accordance with SEC Staff Bulletin (SAB) 104, "Revenue Recognition". Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

     Cash and Cash Equivalents:   The Company considers cash in banks, deposits
in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

     Stock Based Compensation:   The Company accounts for stock based
compensation in accordance with SFAS 123(R), "Share Based Payment," requiring the Company to record compensation costs in accordance with the fair value based method prescribed in SFAS 123(R).

     The Company accounts for common stock issued to employees for services based on the fair value of the instruments issued, and accounts for common stock issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

     The Company has no stock option plan and did not make any option grants during 2008 or 2007, and, accordingly, has not recognized any stock based compensation expense related to options. During 2007, the Company issued common shares in exchange for services and recorded an expense based upon the fair market value of the shares issued.

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

     Income Taxes:   The Company accounts for income taxes in accordance with
SFAS 109, "Accounting for Income Taxes", which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

     FIN 48 is an interpretation of SFAS 109 and clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007, which did not have any impact on the financial statements.

     Use of Estimates:   The preparation of financial statements in conformity
with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying financial statements include the identification and valuation of assets and liabilities, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

     Fair Value of Financial Instruments: SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008.

     The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable, advances payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

     Concentrations:   The Company is not currently a party to any financial
instruments that potentially subject it to concentrations of credit risk.

     Recent Pronouncements:   In December 2007 the FASB issued FAS No. 141
(revised 2007), Business Combinations ("SFAS 141(R)"). This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for the first annual reporting period beginning on or after December 15, 2008, and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

     In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," (SFAS 160), which becomes effective for annual periods beginning after December 15, 2008. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133," (SFAS 161), which becomes effective for periods beginning after November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

     There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

2.   Going Concern

     The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has no business operations and has negative working capital and stockholders' (deficits). These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

     In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meets its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

     Management has opted to file the Company's delinquent financial reports with the Securities and Exchange Commission (SEC) and then to raise funds through a private placement. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                          Estimated                 Estimated                      Change in
                             NOL           NOL      Tax Benefit     Valuation      Valuation    Net Tax
    Period Ending       Carry-forward   Expires     from NOL        Allowance      Allowance    Benefit
  -----------------     -------------   -------     --------        ---------      ---------    -------
  December 31, 2008       $500,000      Various     $113,250       $(113,250)         $ --         --
  December 31, 2007       $500,000      Various     $113,250       $(113,250)         $ --         --

     Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

    Income tax benefit at statutory rate resulting
    from net operating loss carryforward                         (15.00%)
    State tax (benefit) net of federal benefit                    (7.65%)
    Deferred income tax valuation allowance                       22.65%
                                                              ------------
    Actual tax rate                                                   0%
                                                              ============

The Company also paid franchise taxes and related fees totaling $1,390 in 2008 and $5,952 in 2007 to the state of California. At December 31, 2008 and 2007, the Company owed franchise taxes and related fees totaling $800 and $1,600, respectively, to the state of California.

4.   Capital Stock

     Preferred Stock    The Company has authorized 1,000,000 shares of no par
value preferred stock. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. The Company has not issued any preferred shares.

     Common Stock    The Company has authorized 100,000,000 shares of no par
value common stock. On September 22, 2008, the stockholders approved an increase in the authorized shares of common stock from 15,000,000 shares to 100,000,000 shares. As of December 31, 2008, there were 14,425,903 shares issued and outstanding.

     During 2007, the Company issued 10,945,987 shares of common stock as additional consideration under loan arrangements provided by the President and a stockholder. The shares were valued by the Company at $0.001 per share, and the Company recorded financing costs and consulting fees totaling $10,945 related to this stock issuance.

5.   Related Party Transactions

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

     Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder. The agreement provides for borrowings up to the principal amount of $133,333. The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share. The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable. The stock was valued at $10,000 and the Company recorded the $10,000 expense as financing costs of $1,971 and consulting fees of $8,029. As of December 31, 2008, outstanding borrowings under the agreement totaled $52,288, including $24,236 borrowed during 2008. The amount available for future borrowings was $81,045 at December 31, 2008.

     The Company accrued interest expense of $8,643 on the two notes payable to stockholders during 2008.

     The Company's President periodically advances funds to the company so that it can meet its financial obligations. During 2008, the President advanced an additional $232 to the Company and the Company repaid $511 to the President. The advances payable totaled $5,334 and $5,613 at December 31, 2008 and 2007, respectively. These advances are due on demand, are uncollateralized and bear no interest.

     The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

6.   Commitment and Contingencies

     During 2007, the Company recorded a gain of $137,310 from the settlement of litigation. On May 20, 2002, Emeryworld, a supplier of transportation services, obtained a judgment against the Company in the amount of $165,060. The entire amount of the judgment was recorded in the Company's financial statements as a liability. On October 26, 2007, the Company reached a settlement agreement under which Emeryworld agreed to accept a cash payment of $27,750 as payment in full. The $27,750 was paid in October 2007, and the judgment was released.

     In October 2006, the Company received notice that they were the defendant in a lawsuit. On March 13, 2007, the lawsuit was dismissed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants during the two years ended December 31, 2008.


ITEM 9A(T).    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

     Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

     Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Executive Officer and Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

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

     (b) Changes in Internal Control over Financial Reporting. During 2008, there were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer and the Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our sole officer and director:

                                                                    Board
Name and                                                           Position
Municipality of Residence    Age    Positions With the Company    Held Since
-------------------------    ---    --------------------------    ----------

Borivoje Vukadinovic
Los Angeles, CA               49   President, Chief Executive        1991
                                   Officer, Chief Financial
                                   Officer and Director

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

Board Committees

Our Board of Directors has not established a standing Audit, Compensation and Nominating Committee during 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not registered under the Securities Exchange Act of 1934, as amended, and are not subject to the reporting requirements of Section 16(a).

Code of Ethics

We have not yet adopted a written Code of Ethics, however, we believe our Chief Executive Officer and Chief Financial Officer conducts himself honestly and ethically with respect to our business affairs. As the company is still in the process of putting its formal corporate governance structure into place, we plan to adopt a formal Code of Ethics in the future.

ITEM 11.    EXECUTIVE COMPENSATION

The following table summarizes the total compensation for the last two years of all persons who served as our chief executive officer ("Named Executive Officers") Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

                           Summary Compensation Table


                                               All
Name and                                      Other
Principal Position          Year   Salary   Compensation  Total
------------------          ----   ------  ------------   -----
Borivoje Vukadinovic        2008   $  0        $ 0        $  0
Director, C.E.O., and       2007   $  0        $ 0        $  0
C.F.O.


As of December 31, 2008, and for the two years ended December 31, 2008, we did not have an employment agreement with our executive officer.

                           Director Compensation Table

                                                    All
                       Fees Earned or    Stock    Option       Other
      Name              Paid in Cash    Awards    Awards   Compensation   Total
---------------------  --------------   ------    ------   ------------   -----
 Borivoje Vukadinovic      $   0         $ 0      $  0        $   0        $ 0


All officers and directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2008, there were no outstanding equity awards. During the two years ended December 31, 2008, we did not grant any equity awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 13, 2009, there are a total of 14,425,903 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.


Name and Address of                 Shares Beneficially Owned
Beneficial Owner                    Number                        Percentage (%)
--------------------------------------------------------------------------------
Borivoje Vukadinovic(1)             5,945,987                     41.1%
112 West 9th Street, Suite 518
Los Angeles, CA 90015

Gary Agron                          5,945,987                     41.1%
5445 DTC Parkway, Suite 520
Englewood, CO 80111

All officers and directors
as a group (1 persons)              5,945,987                     41.1%
--------------------
(1) Officer and director.


Changes in Control

Our two principal stockholders own 11,891,974 shares, or 82% of our outstanding common stock. One of the principal stockholders serves as our sole officer and director. They exercise significance influence over the control of our Company and may be able to cause or prevent a change in control.

Equity Incentive Plan

We do not have an equity incentive plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

During 2008, 2007, and 2006, Borivoje Vukadinovic advanced $29,741 to us so that we could meet our financial obligations. We have repaid $24,407 of these advances and the balance owed at December 31, 2008 is $5,334. In addition, effective July 2, 2007, we entered into a note payable agreement with Gary Agron that provides for maximum borrowings up to $64,871. The note is due June 30, 2009, as extended, is uncollateralized, and bears interest at an annual rate of 8%. The Company issued 945,987 shares of its common stock as additional consideration for the note payable. During 2007, we received proceeds of $64,871 under the terms of this note. Effective November 14, 2007, we entered into a revolving convertible loan agreement with Borivoje Vukadinovic and Gary Agron that provides for maximum borrowings up to $133,333. The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share. The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable. During 2008 and 2007, we received proceeds of $52,288 under the terms of this note.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firm of Schumacher & Associates, Inc. in the last two years ended December 31, 2008:

                                                    2008     2007
                                                  -------   -------
             Audit Fees                           $13,100   $ 2,500
             Audit Related Fees                         0         0
             Tax Fees                                   0         0
             All Other Fees                             0         0
                                                  -------   -------
             Total Fees                           $13,100   $ 2,500
                                                  =======   =======

     It is the policy of our Board of Directors to engage the principal accounting firm selected to conduct the financial audit for our company and to confirm, prior to such engagement, that such principal accounting firm is independent of our company. All services of the principal accounting firm reflected above were approved by the Board of Directors.

                                    PART IV

ITEM 15. EXHIBITS

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


                                     RETROSPETTIVA, INC.


                                     /s/ Borivoje Vukadinovic
                                     -----------------------------------
Dated: April 13, 2009                By: Borivoje Vukadinovic, Director,
                                     Chief Executive Officer, and
                                     Chief Financial Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                     RETROSPETTIVA, INC.



                                     /s/ Borivoje Vukadinovic
                                     -----------------------------------
Dated: April 13, 2009                By: Borivoje Vukadinovic, Director,
                                     Chief Executive Officer, and
                                     Chief Financial Officer