Form 10-Q
period 2009-03-31
RETROSPETTIVA INC
filed 2009-05-13
CIK 1015383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2009

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ____ to ________


                               RETROSPETTIVA, INC.
                               -------------------
             (Exact Name of Registrant as Specified in its Charter)

            CALIFORNIA                      333-29295           95-4298051
---------------------------------           ----------         ---------------
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


               -------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).   Yes [X] No [_]

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer  [_]              Accelerated filer  [_]
         Non-accelerated filer [_]
(Do not check if a smaller reporting company)     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  [X]    No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,425,903 shares of common stock outstanding as of May 11, 2009.

                               RETROSPETTIVA, INC.

                                      Index


                                                                           Page
Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2009 (unaudited) and
           December 31, 2008                                                 3

           Statements of Operations (unaudited) for the
           three months ended March 31, 2009 and 2008, and for the
           Development Period from October 11, 2006 to March 31, 2009        4

           Statements of Cash Flows (unaudited) for the
           three months ended March 31, 2009 and 2008, and for the
           Development Period from October 11, 2006 to March 31, 2009        5

           Notes to Financial Statements (unaudited)                         6

Item 2.    Management's Discussion and Analysis or Plan of Operation         9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       11

Item 4.    Controls and Procedures                                          11

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                12

Item 1A.   Risk Factors                                                     12

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      12

Item 3.    Defaults Upon Senior Securities                                  12

Item 4.    Submission of Matters to a Vote of Security Holders              12

Item 5.    Other Information                                                12

Item 6.    Exhibits                                                         12

SIGNATURES                                                                  13


                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     March 31,     December 31,
                                                                       2009            2008
                                                                    -----------    -----------
                                                                    (Unaudited)    (See Note 1)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                      $        --    $        --
                                                                    -----------    -----------
            Total current assets                                    $        --    $        --
                                                                    ===========    ===========




                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable                                               $     5,238    $     6,395
     Accrued expenses                                                     1,000            800
     Advances payable - officer                                           5,334          5,334
     Notes payable - stockholders                                       126,218        117,159
     Accrued interest - stockholders                                     11,928          9,609
                                                                    -----------    -----------
            Total current liabilities                                   149,718        139,297
                                                                    -----------    -----------

Commitments and contingencies (Notes 1, 2, and 3)

Stockholders' (deficit):
     Preferred stock - no par value, authorized 1,000,000 shares:
            No shares issued or outstanding                                  --             --
     Common stock - no par value, 100,000,000 shares authorized:
            14,425,903 shares issued and outstanding                  6,903,766      6,903,766
     Additional paid-in capital                                         230,000        230,000
     Accumulated deficit through October 11, 2006                    (7,302,235)    (7,302,235)
     Retained earnings during development period                         18,751         29,172
                                                                    -----------    -----------
            Total stockholders' (deficit)                              (149,718)      (139,297)
                                                                    -----------    -----------

            Total liabilities and stockholders' (deficit)           $        --    $        --
                                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statements.



                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
         for the three months ended March 31, 2009 and 2008, and for the
           Development Period from October 11, 2006 to March 31, 2009
                                   (Unaudited)


                                                                        Development Period
                                                                          October 11, 2006
                                            2009            2008         to March 31, 2009
                                         ----------      ----------      -----------------
Revenues                                 $       --      $       --      $             --
                                         ----------      ----------      ----------------

Expenses:
     General and administrative:
         Financing costs                         --              --                 2,917
         Consulting fees                         --              --                 8,029
         Accounting and legal                 7,738          19,510                77,609
         Investor relations                     164             439                15,686
                                         ----------      ----------      ----------------
            Total expenses                    7,902          19,949               104,241
                                         ----------      ----------      ----------------

Operating (loss)                             (7,902)        (19,949)             (104,241)
                                         ----------      ----------      ----------------

Other income (expense):
     Gain from litigation settlement             --              --               137,310
     Interest (expense)                      (2,319)         (1,907)              (11,928)
                                         ----------      ----------      ----------------
                                             (2,319)         (1,907)              125,382
                                         ----------      ----------      ----------------

Income (loss) before income taxes           (10,221)        (21,856)               21,141

Provision for income taxes                      200              --                 2,390
                                         ----------      ----------      ----------------

Net income (loss)                        $  (10,421)     $  (21,856)     $         18,751
                                         ==========      ==========      ================


Net (loss) per common share:
         Basic and Diluted               $      Nil      $      Nil      $      Nil
                                         ==========      ==========      ==========

Weighted average shares outstanding:
         Basic and Diluted               14,425,903      14,425,903       9,725,525
                                         ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.


                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
         for the three months ended March 31, 2009 and 2008, and for the
           Development Period from October 11, 2006 to March 31, 2009
                                   (Unaudited)


                                                                              Development Period
                                                                                October 11, 2006
                                                        2009         2008      to March 31, 2009
                                                     ---------    ---------    -----------------
Cash flows from operating activities:
        Net cash (used in) operating activities         (9,059)     (12,197)            (131,552)
                                                     ---------    ---------    -----------------

Cash flows from investing activities:
        Net cash (used in) investing activities             --           --                   --
                                                     ---------    ---------    -----------------

Cash flows from financing activities:
        Proceeds from notes payable - stockholders       9,059       12,146              126,218
        Advances from related party                         --         (360)               5,334
                                                     ---------    ---------    -----------------
        Net cash provided by financing activities        9,059       11,786              131,552
                                                     ---------    ---------    -----------------

Net increase in cash and equivalents                        --         (411)                  --

Cash and equivalents at beginning of year                   --          500                   --
                                                     ---------    ---------    -----------------
Cash and equivalents at end of year                  $      --    $      89    $              --
                                                     =========    =========    =================


Supplemental Cash Flow Information
     Interest paid                                   $      --    $      --    $              --
                                                     =========    =========    =================
     Income taxes paid                               $      --    $   1,310    $           7,342
                                                     =========    =========    =================


  The accompanying notes are an integral part of these financial statements.

                               RETROSPETTIVA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

     Per Share Amounts:   SFAS 128, "Earnings Per Share," provides for the
calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. During 2009 and 2008, the Company has not issued any potentially dilutive securities.

     Use of Estimates:    The preparation of financial statements in conformity
with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying financial statements include the identification and valuation of assets and liabilities, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

     Recent Accounting Pronouncements:   There were various accounting standards
and interpretations recently issued, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

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

3.   Related Party Transactions

     Effective July 2, 2007, the Company entered into a note payable agreement with a stockholder that provides for borrowings up to the principal amount of $64,871. The note is uncollateralized and bears interest at an annual rate of 8%. The Company issued 945,987 shares of its common stock as additional consideration for the note payable. As of March 31, 2009, the outstanding balance of the note payable was $64,871, and the stockholder has agreed to extend the due date of the note from June 30, 2008 to June 30, 2009.

     Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder. The agreement provides for borrowings up to the principal amount of $133,333. The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share. The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable. As of March 31, 2009, outstanding borrowings under the agreement totaled $61,347, including $9,059 borrowed during 2009.

     The Company accrued interest expense of $2,319 on the two notes payable during the three months ended March 31, 2009.

     The Company's President periodically advances funds to the Company so that it can meet its financial obligations. During 2009, the President advanced no additional funds to the Company. As of March 31, 2009, the aggregate amounts advanced, including amounts advanced and repayments during previous periods, were $5,334. These advances are due on demand, uncollateralized and bear no interest.

     The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

4.   Income Taxes

     Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards. The net operating loss carryforwards, if not used, will expire in various years through 2029, and are severely restricted as per the Internal Revenue code if there is a change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by other provisions of the tax laws.

     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                    Estimated                Estimated Tax               Change in
                       NOL           NOL      Benefit from  Valuation    Valuation   Net Tax
Period Ending     Carry-forward    Expires        NOL       Allowance    Allowance   Benefit
--------------    -------------    -------   -------------  ----------   ---------   -------
March 31, 2009       $538,000      Various     $122,000     $(122,000)    (2,000)       --

     Income taxes at the statutory rate are reconciled to the Company's reported income tax expense (benefit) as follows:

    Federal tax expense (benefit) at statutory rate           (15.00%)
    State tax expense (benefit), net of federal tax            (7.65%)
    Deferred income tax valuation allowance                    22.65%
                                                            ---------
    Reported tax rate                                              0%
                                                            =========

The Company also paid franchise taxes and related fees totaling $nil in 2009 and $1,310 in 2008 to the State of California. At March 31, 2009 and December 31, 2008, the Company had accrued franchise taxes and related fees payable to the State of California totaling $1,000 and $800, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at March 31, 2009 and compares it to our financial condition at December 31, 2008. Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2009 and compares those results to the corresponding periods ended March 31, 2008. This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2008, including footnotes, and the discussion and analysis included in our Form 10-K.

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

Liquidity and Capital Resources

As of March 31, 2009, we had a working capital deficit of $(149,718). We had no current assets and current liabilities of $149,718. This represents a $10,421 increase in the deficit from the working capital deficit of $(139,297) at December 31, 2008. During the three months ended March 31, 2009, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company. These costs were funded by an increase in current liabilities.

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

On November 14, 2007, we entered into a loan agreement with our President and a stockholder. The principal maximum amount that can be borrowed is $133,333. The note is due on demand, is uncollateralized, bears interest at 8% per annum, and is convertible into restricted common stock at $0.10 per share. We issued 10,000,000 shares of common stock as additional consideration for the note payable. As of March 31, 2009, we had borrowed $61,347 under this arrangement and the amount available for future borrowings was $71,986.

Our President has periodically advanced funds to us to meet our working capital needs. As of March 31, 2009, we owe our President $5,334 for advances which are uncollateralized, non-interest bearing and due on demand. During the three months ended March 31, 2009, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

Net cash used in operating activities was $9,059 during the first three months of 2009 compared to cash used of $12,197 during the first three months of 2008. For both periods, all of our cash needs were funded by related parties.

Results of Operations - Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended March 31, 2009, we recorded a net loss of $(10,421), or $ (0.00) per share, compared to a loss for the corresponding period of 2008 of $(21,856) or $(0.00) per share. In neither period did we report any revenue.

Operating expenses decreased to $7,902 for the three months ended March 31, 2009 compared to $19,949 during the comparable period of 2008. Accounting and auditing fees decreased by $11,772 because the process of updating our affairs and becoming current in our reporting obligations was completed during 2008, and the costs incurred during 2009 are for meeting current reporting requirements for a public company.

During the three months ended March 31, 2009, we incurred interest expense of $2,319 related to the notes payable to stockholders, compared to $1,907 for the three months ended March 31, 2008. Interest expense increased as the note balances increased from $114,285 reported at March 31, 2008 to $126,218 at March 31, 2009.

Off-Balance Sheet Arrangements

As of and subsequent to March 31, 2009, we have no off-balance sheet arrangements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our annual report on Form 10-K, other reports filed with the SEC and the following:

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

Item 4.  Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2009, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


                                   RETROSPETTIVA, INC.


                                   /s/ Borivoje Vukadinovic
                                   -----------------------------------
Dated: May 11, 2009                By: Borivoje Vukadinovic, Director,
                                   Chief Executive Officer, and
                                   Chief Financial Officer


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                   RETROSPETTIVA, INC.


                                   /s/ Borivoje Vukadinovic
                                   -----------------------------------
Dated: May 11, 2009                By: Borivoje Vukadinovic, Director,
                                   Chief Executive Officer, and
                                   Chief Financial Officer