Form 10-K/A
period 2008-12-31
RETROSPETTIVA INC
filed 2009-07-29
CIK 1015383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                    FORM 10-K/A

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

     This Amended Form 10 K relates to revisions to Item 9A (T) as set forth below.



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

     Based upon the foregoing, management does not believe that the Company's disclosure controls and procedures were effective at the end of the period covered by his report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RETROSPETTIVA, INC.


                                     /s/ Borivoje Vukadinovic
                                     -----------------------------------
Dated: Juy 29, 2009              By: Borivoje Vukadinovic, Director,
                                     Chief Executive Officer, and
                                     Chief Financial Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



                                     RETROSPETTIVA, INC.



                                     /s/ Borivoje Vukadinovic
                                     -----------------------------------
Dated: July 29, 2009             By: Borivoje Vukadinovic, Director,
                                     Chief Executive Officer, and
                                     Chief Financial Officer