Form 10-K/A
period 2008-12-31
RETROSPETTIVA INC
filed 2009-08-14
CIK 1015383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                    FORM 10-K/A-2

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

As of April 13, 2009, there were 14,425,903 shares of Common Stock outstanding.

EXPLANATORY NOTE

   This Amendment to Form 10-K includes revisions to Item 9A (T) which is set forth in its entirety below and updated certifications included as Exhibit No. 31.1 and 32.1.


ITEM 9A(T).    CONTROLS AND PROCEDURES

   (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     As permitted by applicable SEC rules, this annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report, which is included below, was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

ITEM 15.   EXHIBITS

     The following exhibit is filed with this report:

     31.1 Certification pursant to Section 302 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic.


     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  RETROSPETTIVA, INC.


                                  /s/ Borivoje Vukadinovic
                                  -----------------------------------
Dated: August 14, 2009            By: Borivoje Vukadinovic, President, Director,
                                  Chief Executive Officer, and
                                  Chief Financial Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                  RETROSPETTIVA, INC.



                                  /s/ Borivoje Vukadinovic
                                  -----------------------------------
Dated: August 14, 2009            By: Borivoje Vukadinovic, President, Director,
                                  Chief Executive Officer, and
                                  Chief Financial Officer