Form 10-Q
period 2009-06-30
RETROSPETTIVA INC
filed 2009-08-18
CIK 1015383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2009

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ____ to ________

                               RETROSPETTIVA, INC.
                               -------------------
             (Exact Name of Registrant as Specified in its Charter)

            CALIFORNIA                  333-29295              95-4298051
---------------------------------      -----------        ---------------------
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


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,425,903 shares of common stock outstanding as of August 6, 2009.

                               RETROSPETTIVA, INC.

                                      Index

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2009 (unaudited) and
            December 31, 2008                                                3

            Statements of Operations (unaudited) for the
            three months ended June 30, 2009 and 2008                        4

            Statements of Operations (unaudited) for the
            six months ended June 30, 2009 and 2008, and for the
            Development Period from October 11, 2006 to June 30, 2009        5

            Statements of Cash Flows (unaudited) for the
            six months ended June 30, 2009 and 2008, and for the
            Development Period from October 11, 2006 to June 30, 2009        6

            Notes to Financial Statements (unaudited)                        7

Item 2.     Management's Discussion and Analysis or Plan of Operation       11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      13

Item 4.     Controls and Procedures                                         14

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings                                               15

Item 1A.    Risk Factors                                                    15

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds     15

Item 3.     Defaults Upon Senior Securities                                 15

Item 4.     Submission of Matters to a Vote of Security Holders             15

Item 5.     Other Information                                               15

Item 6.     Exhibits                                                        15

SIGNATURES                                                                  16



                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                      June 30,     December 31,
                                                                       2009           2008
                                                                    -----------    -----------
                                                                    (Unaudited)    (See Note 1)
                                        ASSETS

Current assets:
     Cash and cash equivalents                                      $        --    $        --
                                                                    -----------    -----------
            Total current assets                                    $        --    $        --
                                                                    ===========    ===========




                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable                                               $     6,870    $     6,395
     Accrued expenses                                                     1,200            800
     Advances payable - officer                                           5,334          5,334
     Notes payable - stockholders                                       126,274        117,159
     Accrued interest - stockholders                                     14,445          9,609
                                                                    -----------    -----------
            Total current liabilities                                   154,123        139,297
                                                                    -----------    -----------

Commitments and contingencies (Notes 1, 2, and 3)

Stockholders' (deficit):
     Preferred stock - no par value, authorized 1,000,000 shares:
            No shares issued or outstanding                                  --             --
     Common stock - no par value, 100,000,000 shares authorized:
            14,425,903 shares issued and outstanding                  6,903,766      6,903,766
     Additional paid-in capital                                         230,000        230,000
     Accumulated deficit through October 11, 2006                    (7,302,235)    (7,302,235)
     Retained earnings during development period                         14,346         29,172
                                                                    -----------    -----------
            Total stockholders' (deficit)                              (154,123)      (139,297)
                                                                    -----------    -----------

            Total liabilities and stockholders' (deficit)           $        --    $        --
                                                                    ===========    ===========



   The accompanying notes are an integral part of these financial statements.


                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               for the three months ended June 30, 2009 and 2008,
                                   (Unaudited)




                                               2009            2008
                                          ------------    ------------
Revenues                                  $         --    $         --
                                          ------------    ------------

Expenses:
     General and administrative:
         Accounting and legal                    1,450           2,330
         Investor relations                        238           1,754
                                          ------------    ------------
            Total expenses                       1,688           4,084
                                          ------------    ------------

Operating (loss)                                (1,688)         (4,084)
                                          ------------    ------------

Other income (expense):
     Interest (expense)                         (2,517)         (2,125)
                                          ------------    ------------
                                                (2,517)         (2,125)
                                          ------------    ------------

Income (loss) before income taxes               (4,205)         (6,209)

Provision for income taxes                         200             190
                                          ------------    ------------

Net (loss)                                $     (4,405)   $     (6,399)
                                          ============    ============


Net (loss) per common share:
         Basic and Diluted                $        Nil    $        Nil
                                          ============    ============

Weighted average shares outstanding:
         Basic and Diluted                  14,425,903      14,425,903
                                          ============    ============



   The accompanying notes are an integral part of these financial statements.


                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 for the six months ended June 30, 2009 and 2008
      and for the Development Period from October 11, 2006 to June 30, 2009
                                   (Unaudited)

                                                                       Development
                                                                         Period
                                                                       October 11,
                                                                          2006
                                                                           to
                                                                        June 30,
                                          2009               2008         2009
                                       -----------     ------------    ------------
Revenues                               $         --    $         --    $         --
                                       -----------     ------------    ------------

Expenses:
    General and administrative:
       Financing costs                           --              --           2,917
       Consulting fees                           --              --           8,029
       Accounting and legal                   9,188          21,840          79,059
       Investor relations                       402           2,193          15,924
                                       -----------     ------------    ------------
          Total expenses                      9,590          24,033         105,929
                                       -----------     ------------    ------------

Operating (loss)                             (9,590)        (24,033)       (105,929)
                                       -----------     ------------    ------------

Other income (expense):
    Gain from litigation settlement              --              --         137,310
    Interest (expense)                       (4,836)         (4,032)        (14,445)
                                       -----------     ------------    ------------
                                             (4,836)         (4,032)        122,865
                                       -----------     ------------    ------------

Income (loss) before income taxes           (14,426)        (28,065)         16,936

Provision for income taxes                      400             190           2,590
                                       -----------     ------------    ------------

Net income (loss)                      $    (14,826)   $    (28,255)   $     14,346
                                       ============    ============    ============


Net (loss) per common share:
       Basic and Diluted               $        Nil    $        Nil    $        Nil
                                       ============    ============    ============

Weighted average shares outstanding:
       Basic and Diluted                 14,425,903      14,425,903       9,725,525
                                       ============    ============    ============


   The accompanying notes are an integral part of these financial statements.


                               RETROSPETTIVA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
    for the six months ended June 30, 2009 and 2008, and for the Development
                  Period from October 11, 2006 to June 30, 2009
                                   (Unaudited)


                                                                              Development
                                                                                Period
                                                                              October 11,
                                                                                 2006
                                                                                  to
                                                                               June 30,
                                                       2009        2008          2009
                                                    ---------    ---------    ---------
Cash flows from operating activities:
       Net cash (used in) operating activities         (9,115)     (19,011)    (131,608)
                                                    ---------    ---------    ---------

Cash flows from investing activities:
       Net cash (used in) investing activities             --           --           --
                                                    ---------    ---------    ---------

Cash flows from financing activities:
       Proceeds from notes payable - stockholders       9,115       18,880      126,274
       Advances from related party                         --         (360)       5,334
                                                    ---------    ---------    ---------
       Net cash provided by financing activities        9,115       18,520      131,608
                                                    ---------    ---------    ---------

Net increase in cash and equivalents                       --         (491)          --

Cash and equivalents at beginning of year                  --          500           --
                                                    ---------    ---------    ---------
Cash and equivalents at end of year                 $      --    $       9    $      --
                                                    =========    =========    =========


Supplemental Cash Flow Information
    Interest paid                                   $      --    $      --    $      --
                                                    =========    =========    =========
    Income taxes paid                               $      --    $   1,390    $   7,342
                                                    =========    =========    =========




   The accompanying notes are an integral part of these financial statements.

                               RETROSPETTIVA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2009, results of operations for the three months and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

     Recent Accounting Pronouncements: In June 2009, the FASB issued Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for interim and annual periods ending on or after September 15, 2009. Management is currently evaluating the impact of adopting this statement.

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"), which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic was previously addressed only in auditing literature. SFAS 165 is similar to the existing auditing guidance with some exceptions that are not intended to result in significant changes to practice. Entities are now required to disclose the date through which subsequent events have been evaluated, with such date being the date the financial statements were issued or available to be issued. SFAS 165 is effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact of adopting this statement.

     There were no other accounting standards and interpretations issued recently which are expected to have a material impact on the Company's financial position, operations or cash flows.

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

3.   Related Party Transactions

     Effective July 2, 2007, the Company entered into a note payable agreement with a stockholder that provides for borrowings up to the principal amount of $64,871. The note is uncollateralized and bears interest at an annual rate of 8%. The Company issued 945,987 shares of its common stock as additional consideration for the note payable. As of June 30, 2009, the outstanding balance of the note payable was $64,871. The original due date of June 30, 2008 was extended to June 30, 2009, and effective June 30, 2009, the stockholder agreed to modify the terms of the note to make it due on demand.

     Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder. The agreement provides for borrowings up to the principal amount of $133,333. The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share. The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable. As of June 30, 2009, outstanding borrowings under the agreement totaled $61,347, including $9,115 borrowed during 2009.

     The Company accrued interest expense of $4,836 on the two notes payable during the six months ended June 30, 2009.

     The Company's President periodically advances funds to the Company so that it can meet its financial obligations. During 2009, the President advanced no additional funds to the Company. As of June 30, 2009, the aggregate amounts advanced, including amounts advanced and repayments during previous periods, were $5,334. These advances are due on demand, uncollateralized and bear no interest.

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

     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                      Estimated                   Estimated Tax              Change in
                         NOL                      Benefit from   Valuation   Valuation
  Period Ending     Carry-forward   NOL Expires       NOL        Allowance   Allowance   Net Tax Asset
-----------------   -------------   -----------   -------------  ---------   ---------   -------------
December 31, 2008     $500,000        Various       $113,250     $(113,250)     $ --          $ --
  June 30, 2009        $9,990          2029          $2,250       $(2,250)   $(2,250)         $ --


     Income taxes at the statutory rate are reconciled to the Company's reported income tax expense (benefit) as follows:


Federal tax expense (benefit) at statutory rate                      (15.00%)
State tax expense (benefit), net of federal tax                       (7.65%)
Deferred income tax valuation allowance                               22.65%
                                                                   -----------
Reported tax rate                                                         0%
                                                                   ===========

     The Company also paid franchise taxes and related fees totaling $nil in 2009 and $1,310 in 2008 to the State of California. At June 30, 2009 and December 31, 2008, the Company had accrued franchise taxes and related fees payable to the State of California totaling $1,200 and $800, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at June 30, 2009 and compares it to our financial condition at December 31, 2008. Finally, the discussion summarizes the results of our operations for the six months ended June 30, 2009 and compares those results to the corresponding periods ended June 30, 2008. This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2008, including footnotes, and the discussion and analysis included in our Form 10-K.

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

Liquidity and Capital Resources

As of June 30, 2009, we had a working capital deficit of $154,123. We had no current assets and current liabilities of $154,123. This represents a $14,826 increase in the deficit from the working capital deficit of $139,297 at December 31, 2008. During the six months ended June 30, 2009, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company. These costs were funded by an increase in current liabilities.

We will need additional funding to achieve our ultimate goals. We do not believe we are a candidate for conventional debt financing and in the past we have relied on loans and advances from stockholders to fund our operations; however we have no guarantee that our stockholders will be willing and able to fund all of our future financing needs.

We entered into a note payable agreement with one of our stockholders effective July 2, 2007. The note provides for borrowings up to the principal amount of $64,871, is uncollateralized, and bears interest at an annual rate of 8%. We issued 945,987 shares of our common stock as additional consideration for the loan agreement. The original due date of June 30, 2008 was extended to June 30, 2009, and effective June 30, 2009, the stockholder agreed to modify the terms of the note to make it due on demand.

On November 14, 2007, we entered into a loan agreement with our President and a stockholder. The principal maximum amount that can be borrowed is $133,333. The note is due on demand, is uncollateralized, bears interest at 8% per annum, and is convertible into restricted common stock at $0.10 per share. We issued 10,000,000 shares of common stock as additional consideration for the note payable. As of June 30, 2009, we had borrowed $61,403 under this arrangement and the amount available for future borrowings was $71,930.

Our President has periodically advanced funds to us to meet our working capital needs. As of June 30, 2009, we owe our President $5,334 for advances which are uncollateralized, non-interest bearing and due on demand. During the six months ended June 30, 2009, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

Net cash used in operating activities was $9,115 during the first six months of 2009 compared to cash used of $19,011 during the first six months of 2008. For both periods, all of our cash needs were funded by related parties.

Results of Operations - Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended June 30, 2009, we recorded a net loss of $4,405, or $Nil per share, compared to a loss for the corresponding period of 2008 of $6,399 or $Nil per share. In neither period did we report any revenue.

Operating expenses decreased to $1,688 for the three months ended June 30, 2009 compared to $4,084 during the comparable period of 2008. Operating expenses decreased slightly for the three months ended June 30, 2009 because of the relatively low level of activities undertaken in the current year.

During the three months ended June 30, 2009, we incurred interest expense of $2,517 related to the notes payable to stockholders, compared to $2,125 for the three months ended June 30, 2008. Interest expense increased as the note balances increased from $117,159 reported at December 31, 2008 to $126,274 at June 30, 2009.

Results of Operations - Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the six months ended June 30, 2009, we recorded a net loss of $14,826, or $Nil per share, compared to a loss for the corresponding period of 2008 of $28,255 or $Nil per share. In neither period did we report any revenue.

Operating expenses decreased to $9,590 for the six months ended June 30, 2009 compared to $24,033 during the comparable period of 2008. Accounting and legal fees decreased by $12,652 and investor relations expenses decreased by $1,791 because the process of updating our affairs and becoming current in our reporting obligations was completed during 2008, and the costs incurred during 2009 are for meeting current reporting requirements for a public company.

During the six months ended June 30, 2009, we incurred interest expense of $4,836 related to the notes payable to stockholders, compared to $4,032 for the six months ended June 30, 2008. Interest expense increased as the note balances increased from $117,159 reported at December 31, 2008 to $126,274 at June 30, 2009.

Off-Balance Sheet Arrangements

As of and subsequent to June 30, 2009, we have no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2009, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                             RETROSPETTIVA, INC.


                             /s/ Borivoje Vukadinovic
                             --------------------------------------------------
Dated: August 18, 2009       By: Borivoje Vukadinovic, President, Director,
                             Chief Executive Officer and Chief Financial Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                             RETROSPETTIVA, INC.


                             /s/ Borivoje Vukadinovic
                             --------------------------------------------------
Dated: August 18, 2009       By: Borivoje Vukadinovic, President, Director,
                             Chief Executive Officer and Chief Financial Officer