Form 10-Q
period 2009-09-30
RETROSPETTIVA INC
filed 2009-11-19
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____   to  ________

RETROSPETTIVA, INC.
(Exact Name of Registrant as Specified in its Charter)

CALIFORNIA	333-29295	95-4298051
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	I.R.S. Employer Identification Number

112 West 9th Street, Suite 518, Los Angeles, CA  90015
(Address of Principal Executive Offices)  (Zip Code)

Registrant’s telephone number including area code:  (213) 623-9216

Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                                      Accelerated filer  ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                                      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  14,425,903 shares of common stock outstanding as of November 16, 2009.

RETROSPETTIVA, INC.

Index

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3

Statements of Operations (unaudited) for the three months ended September 30, 2009 and 2008	4

Statements of Operations (unaudited) for the nine months ended September 30, 2009 and 2008, and for the Development Period from October 11, 2006 to September 30, 2009	5

Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2008, and for the Development Period from October 11, 2006 to September 30, 2009	6

Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES	17

RETROSPETTIVA, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(See Note 1)

ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$10,360	$6,395
Accrued expenses	1,400	800
Advances payable - officer	5,334	5,334
Notes payable - stockholders	126,274	117,159
Accrued interest - stockholders	16,992	9,609
Total current liabilities	160,360	139,297

Commitments and contingencies (Notes 1, 2, and 3)

Stockholders' (deficit):
Preferred stock - no par value, authorized 1,000,000 shares:
No shares issued or outstanding	-	-
Common stock - no par value, 100,000,000 shares authorized:
14,425,903 shares issued and outstanding	6,903,766	6,903,766
Additional paid-in capital	230,000	230,000
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
Retained earnings during development period	8,109	29,172
Total stockholders' (deficit)	(160,360)	(139,297)

Total liabilities and stockholders' (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended September 30, 2009 and 2008
(Unaudited)

	2009		2008

Revenues		$-		$-

Expenses:
General and administrative:
Accounting and legal		3,250		2,710
Investor relations		240		887
Total expenses		3,490		3,597

Operating (loss)		(3,490)		(3,597)

Other income (expense):
Interest (expense)		(2,547)		(2,274)
		(2,547)		(2,274)

Income (loss) before income taxes		(6,037)		(5,871)

Provision for income taxes		200		200

Net (loss)		$(6,237)		$(6,071)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the nine months ended September 30, 2009 and 2008
and for the Development Period from October 11, 2006 to September 30, 2009
 (Unaudited)

					Development Period
					October 11, 2006
	2009		2008		to September 30, 2009

Revenues		$-		$-	$-

Expenses:
General and administrative:
Financing costs		-		-	2,917
Consulting fees		-		-	8,029
Accounting and legal		12,438		24,550	82,309
Investor relations		642		3,080	16,164
Total expenses		13,080		27,630	109,419

Operating (loss)		(13,080)		(27,630)	(109,419)

Other income (expense):
Gain from litigation settlement		-		-	137,310
Interest (expense)		(7,383)		(6,306)	(16,992)
		(7,383)		(6,306)	120,318

Income (loss) before income taxes		(20,463)		(33,936)	10,899

Provision for income taxes		600		390	2,790

Net income (loss)		$(21,063)		$(34,326)	$8,109

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil	$ Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903	9,725,525

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2009 and 2008
and for the Development Period from October 11, 2006 to September 30, 2009
 (Unaudited)

			Development Period
			October 11, 2006
	2009	2008	to September 30, 2009

Cash flows from operating activities:
Net cash (used in) operating activities	(9,115)	(21,583)	(131,608)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable - stockholders	9,115	21,362	126,274
Advances from related party	-	(279)	5,334
Net cash provided by financing activities	9,115	21,083	131,608

Net increase in cash and equivalents	-	(500)	-

Cash and equivalents at beginning of year	-	500	-

Cash and equivalents at end of year	$-	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$1,390	$7,342

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

1.     Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2009, results of operations for the three months and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

Per Share Amounts:    Accounting Standards Codification 260 , "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.  During 2009 and 2008, the Company has not issued any potentially dilutive securities.

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

Recently Adopted Accounting Standards.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.  The Company has adopted the following new accounting standards during 2009:

Accounting Standards Codification - In June, 2009, FASB established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC IS effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC did not have an impact on the Company’s  financial position, results of operations or cash flows.

Subsequent Events - In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The new guidance requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted the updated guidance during 2009. The adoption had no impact on the Company’s financial position, results of operations or cash flows.

Accounting for the Useful Life of Intangible Assets - In April 2008, the ASC guidance for Goodwill and Other Intangibles was updated to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under guidance for business combinations. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The adoption had no impact on the Company’s  financial position, results of operations or cash flows.

Derivative Instruments - In March 2008, the ASC guidance for derivatives and hedging was updated for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the updated guidance on January 1, 2009. The adoption had no impact on the Company’s financial position, results of operations or cash flows.

Business Combinations - In December 2007, the ASC guidance for business combinations was updated to provide new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. The updated guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the updated guidance on January 1, 2009 and it will be applied to any future acquisitions.

Non-controlling Interests – In December 2007, the ASC guidance for Non-controlling Interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“non-controlling interest”), (ii) the amount of net income attributable to the parent and to the non-controlling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated.  If a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value.  For presentation and disclosure purposes, the guidance requires non-controlling interests (formerly referred to as minority interest) to be classified as a separate component of equity. The Company adopted the updated guidance on January 1, 2009.  The adoption had no impact on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements.  There were various accounting standards and interpretations recently issued which have not yet been adopted, including:

Fair Value Accounting - In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009. The Company is evaluating the potential impact of adopting this guidance on the Company’s financial position, results of operations and cash flows.

Variable Interest Entities - In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company currently is evaluating the potential impact of adopting this guidance on the Company’s financial position, results of operations and cash flows.

There were no other accounting standards and interpretations issued recently which are expected to have a material impact on the Company's financial position, operations or cash flows.

2.     Going Concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, the Company has no business operations and has negative working capital and has a total stockholders’ deficit.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

3.     Related Party Transactions

Effective July 2, 2007, the Company entered into a note payable agreement with a stockholder that provides for borrowings up to the principal amount of $64,871.  The note is uncollateralized and bears interest at an annual rate of 8%.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  As of September 30, 2009, the outstanding balance of the note payable was $64,871.  The original due date of June 30, 2008 was extended to June 30, 2009, and effective June 30, 2009, the stockholder agreed to modify the terms of the note to make it due on demand.

Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder.  The agreement provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  As of September 30, 2009, outstanding borrowings under the agreement totaled $61,403, including $9,115 borrowed during 2009.

The Company accrued interest expense of $7,383 on the two notes payable during the nine months ended September 30, 2009.

The Company’s President periodically advances funds to the Company so that it can meet its financial obligations.  During 2009, the President advanced no additional funds to the Company.  As of September 30, 2009, the aggregate amounts advanced, including amounts advanced and repayments during previous periods, were $5,334.  These advances are due on demand, uncollateralized and bear no interest.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:
Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Asset
December 31, 2008 September 30, 2009	$500,000 $ 11,878	Various 2029	$113,250 $ 2,690	$(113,250) $ (2,690)	$ -- $(2,690)	$-- $--

Income taxes at the statutory rate are reconciled to the Company’s reported income tax expense (benefit) as follows:

Federal tax expense (benefit) at statutory rate	(15.00%)
State tax expense (benefit), net of federal tax	(7.65%)
Deferred income tax valuation allowance	22.65%
Reported tax rate	0%

The Company also paid franchise taxes and related fees totaling $nil in 2009 and $1,310 in 2008 to the State of California.  At September 30, 2009 and December 31, 2008, the Company had accrued franchise taxes and related fees payable to the State of California totaling $1,400 and $800, respectively.

5.     Subsequent Events

The company has evaluated all events subsequent to the balance sheet date of September 30, 2009 through the date of issuance of these financial statements and has determined that there are no subsequent events that require disclosure.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at September 30, 2009 and compares it to our financial condition at December 31, 2008. Finally, the discussion summarizes the results of our operations for the nine months ended September 30, 2009 and compares those results to the corresponding periods ended September 30, 2008.  This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2008, including footnotes, and the discussion and analysis included in our Form 10-K.

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

Liquidity and Capital Resources

As of September 30, 2009, we had a working capital deficit of $160,360.  We had no current assets and current liabilities of $160,360.  This represents a $21,063 increase in the deficit from the working capital deficit of $139,297 at December 31, 2008.  During the nine months ended September 30, 2009, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company.  These costs were funded by an increase in current liabilities.

We will need additional funding to achieve our ultimate goals.  We do not believe we are a candidate for conventional debt financing and in the past we have relied on loans and advances from stockholders to fund our operations; however we have no guarantee that our stockholders will be willing and able to fund all of our future financing needs.

We entered into a note payable agreement with one of our stockholders effective July 2, 2007.  The note provides for borrowings up to the principal amount of $64,871, is uncollateralized, and bears interest at an annual rate of 8%.  We issued 945,987 shares of our common stock as additional consideration for the loan agreement.  The original due date of June 30, 2008 was extended, and effective June 30, 2009, the stockholder agreed to modify the terms of the note to make it due on demand.

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

Our President has periodically advanced funds to us to meet our working capital needs.  As of September 30, 2009, we owe our President $5,334 for advances which are uncollateralized, non-interest bearing and due on demand.  During the nine months ended September 30, 2009, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

Net cash used in operating activities was $9,115 during the first nine months of 2009 compared to cash used of $21,583 during the first nine months of 2008.  For both periods, all of our cash needs were funded by related parties.

Results of Operations – Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended September 30, 2009, we recorded a net loss of $6,237, or $Nil per share, compared to a loss for the corresponding period of 2008 of $6,071 or $Nil per share.  In neither period did we report any revenue.

Operating expenses decreased to $3,490 for the three months ended September 30, 2009 compared to $3,597 during the comparable period of 2008.  Operating expenses decreased slightly for the three months ended September 30, 2009 because of the relatively low level of activities undertaken in the current year.

During the three months ended September30, 2009, we incurred interest expense of $2,547 related to the notes payable to stockholders, compared to $2,274 for the three months ended September 30, 2008.  Interest expense increased as the note balances increased from $117,159 reported at December 31, 2008 to $126,274 at September 30, 2009.

Results of Operations – Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the nine months ended September 30, 2009, we recorded a net loss of $21,063, or $Nil per share, compared to a loss for the corresponding period of 2008 of $34,326 or $Nil per share.  In neither period did we report any revenue.

Operating expenses decreased to $13,080 for the nine months ended September 30, 2009 compared to $27,630 during the comparable period of 2008.  Accounting and legal fees decreased by $12,112 and investor relations expenses decreased by $2,438 because the process of updating our affairs and becoming current in our reporting obligations was completed during 2008, and the costs incurred during 2009 are for meeting current reporting requirements for a public company.

During the nine months ended September 30, 2009, we incurred interest expense of $7,383 related to the notes payable to stockholders, compared to $6,306 for the nine months ended September 30, 2008.  Interest expense increased as the note balances increased from $117,159 reported at December 31, 2008 to $126,274 at September 30, 2009.

Off-Balance Sheet Arrangements

As of and subsequent to September 30, 2009, we have no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2009, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: November 17, 2009	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: November 17, 2009	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer