Form 10-K
period 2009-12-31
RETROSPETTIVA INC
filed 2010-04-15
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-29295

RETROSPETTIVA, INC.
(Exact name of registrant as specified in its charter)

California	95-4298051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1251 Point View Street, Los Angeles, CA	90035
(Address of principal executive offices)	(Zip Code)

(213) 623-9216
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

No Par Value Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☒  No ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                      Accelerated filer  ☐

Non-accelerated filer  ☐                                                        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes    ☐  No

The aggregate market value of the Common Stock of Retrospettiva, Inc. by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $63,348.

As of April 14, 2010 there were 14,425,903 shares of Common Stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
    This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “should”, “likely” or similar expressions, indicates a forward-looking statement.

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

    Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	The worldwide economic situation;
•	Any change in interest rates or inflation;
•	The willingness and ability of third parties to honor their contractual commitments;
•	The Company’s ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	The Company’s capital costs, as they may be affected by delays or cost overruns;
•	The Company’s costs of production;
•	Environmental and other regulations, as the same presently exist or may later be amended;
•	The Company’s ability to identify, finance and integrate any future acquisitions; and
•	The volatility of the Company’s stock price.

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

From 2002 until 2006, the Company was dormant.  Effective October 11, 2006 (commencement of new development stage), the Company commenced activities to become current in reporting with the SEC with the intention to become a publicly traded company. Retrospettiva intends to evaluate, structure and complete a merger with, or acquisition of, one or a small number of private companies, partnerships or sole proprietorships. Retrospettiva may seek to acquire a controlling interest in one or more private companies in contemplation of later completing an acquisition.

Retrospettiva believes that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as Retrospettiva. Retrospettiva believes that demand for shell corporations has increased dramatically since the Securities and Exchange Commission, (SEC), imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended. According to the SEC, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the SEC, and as a result has stimulated an increased demand for shell corporations. While Retrospettiva has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that Retrospettiva will merge with or acquire an existing private entity.

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

Retrospettiva must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act, which classification would affect Retrospettiva adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading “investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries",) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). Retrospettiva intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." Retrospettiva proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

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

Office

Our principal executive offices are located at 1251 Point View Street, Los Angeles, CA 90035, and our telephone number is (213) 623-9216.  We share office space with our President.  Our office needs are minimal and we do not pay rent for the shared office space.  We expect to share office space with our officers or directors until we complete a business combination.

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

Year Ending	High	Low
December 31, 2009
First Quarter	$0.025	$0.020
Second Quarter	$0.050	$0.020
Third Quarter	$0.030	$0.007
Fourth Quarter	$0.009	$0.007

December 31, 2008
First Quarter	$0.030	$0.010
Second Quarter	$0.080	$0.021
Third Quarter	$0.080	$0.050
Fourth Quarter	$0.070	$0.025

On April 14, 2010, the “best bid” and “best ask” quotations by Pink Sheets LLC were $0.030 and $0.060, respectively, and no trades were reported.

Holders

As of April 14, a total of 14,425,903 shares of our common stock were outstanding and there were approximately 72 holders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

None.

ITEM 6.    SELECTED FINANCIAL DATA

Not required.

ITEM 7.    MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion updates our plan of operation for the next twelve months.  This discussion also analyzes our financial condition at December 31, 2009 and compares it to our financial condition at December 31, 2008.  This discussion summarizes the results of our operations for the year ended December 31, 2009 and compares those results to the year ended December 31, 2008.

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

Liquidity and Capital Resources

As of December 31, 2009, we had a working capital deficit of $(168,763).  We had no current assets and current liabilities were $168,763.  This represents a $29,466 increase in the deficit from the working capital deficit of $(139,297) reported at December 31, 2008.  During the year ended December 31, 2009, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company.  These costs were funded by an increase in current liabilities.

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

On November 14, 2007, we entered into a loan agreement with our President and a stockholder.  The principal maximum amount that can be borrowed under this agreement is $133,333.  The loan is due on demand, is uncollateralized, bears interest at 8% per annum, and is convertible into restricted common stock at $0.10 per share.  We issued 10,000,000 shares of common stock as additional consideration for the note payable.  As of December 31, 2009, we had borrowed $70,141 under this arrangement and the amount available for future borrowings was $63,192.

Our President has periodically advanced funds to us to meet our working capital needs.  As of December 31, 2009, we owe our President $6,934 for advances which are uncollateralized, non-interest bearing and due on demand.  During 2009 we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued liabilities.

Net cash used in operating activities was $19,453 during the year ended December 31, 2009, compared to $24,457 used during 2008.  For both years, all of our expenses were funded by related parties.

Results of Operations - Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the year ended December 31, 2009, we recorded a net loss of $(29,466), or $(0.00) per share, compared to a net loss for 2008 of $(36,277) or $(0.00) per share.  In neither period did we report any revenue.

Operating expenses decreased to $17,454 for the year ended December 31, 2009, compared to $27,044 for 2008, a difference of $9,590.  Accounting and auditing fees decreased by $6,212 during 2009 and investor relations expenses decreased by $3,378 because the process of updating our affairs and becoming current in our reporting obligations was completed during 2008, and the costs incurred during 2009 are for meeting current reporting requirements for a public company.

During 2009, we incurred interest expense of $11,212 related to the notes payable to stockholders, compared to $8,643 incurred in 2008.  Interest expense increased as the note balances increased from $117,159 reported at December 31, 2008 to $135,012 at December 31, 2009.

Off-Balance Sheet Arrangements

As of and subsequent to December 31, 2009, we have no off-balance sheet arrangements.

Forward-Looking Statements

This Form 10-K contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

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

ITEM 8.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders Retrospettiva, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of Retrospettiva, Inc. as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ (deficit) and cash flows for the years ended December 31, 2009 and 2008, and for the period from October 11, 2006 (commencement of development stage) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retrospettiva, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and for the period from October 11, 2006 (commencement of development stage) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has recurring losses, has negative working capital and has a total stockholder’s deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.
April 13, 2010
Denver, Colorado

RETROSPETTIVA, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

Current assets:
Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$5,996	$6,395
Accrued expenses	-	800
Advances payable - officer	6,934	5,334
Notes payable - stockholders	135,012	117,159
Accrued interest - stockholders	20,821	9,609
Total current liabilities	168,763	139,297

Commitments and contingencies (Notes 1, 2, 3, and 5)

Stockholders' (deficit):
Preferred stock - no par value, authorized 1,000,000 shares:
No shares issued or outstanding	-	-
Common stock - no par value, 100,000,000 shares authorized:
14,425,903 shares issued and outstanding	6,903,766	6,903,766
Additional paid-in capital	230,000	230,000
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
Retained earnings (accumulated deficit) during development period	(294)	29,172
Total stockholders' (deficit)	(168,763)	(139,297)

Total liabilities and stockholders' (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
 STATEMENTS OF OPERATIONS
for the years ended December 31, 2009 and 2008,
and for the Development Period from October 11, 2006 to December 31, 2008

					Development Period
					October 11, 2006
	2009		2008		to December 31, 2009

Revenues		$-		$-	$-

Expenses:
General and administrative:
Financing costs		-		-	2,917
Consulting fees		-		-	8,029
Accounting and legal		16,008		22,220	85,879
Investor relations		1,446		4,824	16,968
Total expenses		17,454		27,044	113,793

Operating (loss)		(17,454)		(27,044)	(113,793)

Other income (expense):
Gain from litigation settlement		-		-	137,310
Interest (expense)		(11,212)		(8,643)	(20,821)
		(11,212)		(8,643)	116,489

Income (loss) before income taxes		(28,666)		(35,687)	2,696

Provision for income taxes		800		590	2,990

Net income (loss)		$(29,466)		$(36,277)	$(294)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
for the Development Period from October 11, 2006 to December 31, 2009

					Retained
					Earnings
					(Accumulated
				Accumulated	Deficit)
			Additional	Deficit	During the	Total
	Common Stock		Paid - in	through	Development	Stockholders'
	Shares	Amount	Capital	October 11, 2006	Stage	(Deficit)

Balance, October 11, 2006	3,479,916	$6,892,820	$230,000	$(7,302,235)	$-	$(179,415)

Net (loss)	-	-	-	-	(26,440)	(26,440)
Balance, December 31, 2006	3,479,916	6,892,820	230,000	(7,302,235)	(26,440)	(205,855)

Shares issued for loan fees at
$0.001 per share, July 2, 2007	945,987	946	-	-	-	946

Shares issued for loan fees at
$0.001 per share, November 14, 2007	10,000,000	10,000	-	-	-	10,000

Net income	-	-	-	-	91,889	91,889
Balance, December 31, 2007	14,425,903	6,903,766	230,000	(7,302,235)	65,449	(103,020)

Net (loss)	-	-	-	-	(36,277)	(36,277)
Balance, December 31, 2008	14,425,903	6,903,766	230,000	(7,302,235)	29,172	(139,297)

Net (loss)	-	-	-	-	(29,466)	(29,466)
Balance, December 31, 2009	14,425,903	$6,903,766	$230,000	$(7,302,235)	$(294)	$(168,763)

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN CASH FLOWS
for the years ended December 31, 2009 and 2008,
and for the Development Period from October 11, 2006 to December 31, 2009

			Development Period
			October 11, 2006
	2009	2008	to December 31, 2009

Cash flows from operating activities:
Net income (loss)	$(29,466)	$(36,277)	$(294)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Gain from litigation settlement	-	-	(137,310)
Shares issued for loan fees and consulting fees	-	-	10,946
Changes in operating assets and liabilities:
Accounts payable	(399)	3,977	(8,359)
Accrued expenses	(800)	(800)	-
Judgement payable	-	-	(27,750)
Accrued interest	11,212	8,643	20,821
Total adjustments	10,013	11,820	(141,652)

Net cash (used in) operating activities	(19,453)	(24,457)	(141,946)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable - stockholders	17,853	24,236	135,012
Advances from officer	1,600	(279)	6,934
Net cash provided by financing activities	19,453	23,957	141,946

Net increase in cash and equivalents	-	(500)	-

Cash and equivalents at beginning of year	-	500	-

Cash and equivalents at end of year	$-	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$1,390	$7,342

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

Revenue Recognition:    The Company has not generated any revenues since entering the development stage.  It is the Company’s policy that product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

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

The Company has no stock option plan and did not make any option grants during 2009 or 2008, and, accordingly, has not recognized any stock based compensation expense related to options.

Per Share Amounts:    Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if potentially dilutive securities are converted into common shares.  Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value.

Income Taxes:    Income taxes are computed using the liability method.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss carry-forwards.  Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized.  Valuation allowances have been established to reduce the carrying value of deferred tax assets in recognition of significant uncertainties regarding their ultimate realization.  Further, the evaluation has determined that there are no uncertain tax positions required to be disclosed.

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

Fair Value of Financial Instruments:    ASC 825, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include accounts payable, advances payable, accrued liabilities and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

Concentrations:    The Company is not currently a party to any financial instruments that potentially subject it to concentrations of credit risk.

Recently Adopted Accounting Standards.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.  The Company recently adopted the following new accounting standards:

Accounting Standards Codification - In June, 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (ASUs).  The ASC was effective during the period ended September 30, 2009.  Adoption of the ASC did not have an impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events - In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued.  The guidance was amended in February, 2010.  The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  The Company adopted the updated guidance in 2009.  The adoption had no impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards Updates.     The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s financial position, results of operations, or cash flows.

ASU 2010-6 amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU will be effective for the first quarter of 2010.

ASU 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard will be effective January 1, 2010.

There were various other accounting standards updates recently issued, most of which represented technical corrections to the accounting literature of application to specific industries.  None of the recent updates are expected to have a material impact on the Company’s financial position, operations, or cash flows.

2.     Going Concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, the Company has recurring losses, has negative working capital, and has a total stockholders’ deficit.  The Company does not currently have any revenue generating operations.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Management has opted to file the Company’s periodic financial reports with the Securities and Exchange Commission (SEC) and then to raise funds through a private placement.  Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:
Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2009	$17,500	2029	$3,963	$(3,963)	$(3,963)	$—
December 31, 2008	$500,000	Various	$113,250	$(113,250)	$ —	$—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.00%)
State tax (benefit) net of federal benefit	(7.65%)
Deferred income tax valuation allowance	22.65%
Actual tax rate	0%

The Company also is obligated to pay franchise taxes and related fees to the State of California.  At December 31, 2009 and 2008, accrued and unpaid franchise taxes and related fees totaled $1,600 and $800.

4.     Capital Stock

Preferred Stock    The Company has authorized 1,000,000 shares of no par value preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.  The Company has not issued any preferred shares.

Common Stock     The Company has authorized 100,000,000 shares of no par value common stock.  On September 22, 2008, the stockholders approved an increase in the authorized shares of common stock from 15,000,000 shares to 100,000,000 shares.  As of December 31, 2009, there were 14,425,903 shares issued and outstanding.

During 2007, the Company issued 10,945,987 shares of common stock as additional consideration under loan arrangements provided by the President and a stockholder.  The shares were valued by the Company at $0.001 per share, and the Company recorded financing costs and consulting fees totaling $10,945 related to this stock issuance.

5.     Related Party Transactions

Effective July 2, 2007, the Company entered into a note payable agreement with a related party that provides for borrowings up to the principal amount of $64,871.  The note is uncollateralized and bears interest at an annual rate of 8%.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  As of December 31, 2009, the outstanding balance of the note payable was $64,871.  The original due date of June 30, 2008 was extended to June 30, 2009, and effective June 30, 2009, the stockholder agreed to modify the terms of the note to make it due on demand.

Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder.  The agreement provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  The stock was valued at $10,000 and the Company recorded the $10,000 expense as financing costs of $1,971 and consulting fees of $8,029.  As of December 31, 2009, outstanding borrowings under the agreement totaled $70,141, including $17,853 borrowed during 2009.  The amount available for future borrowings was $63,192 at December 31, 2009.

The Company accrued interest expense of $11,212 on the two notes payable to stockholders during 2009.

The Company’s President periodically advances funds to the company so that it can meet its financial obligations.  During 2009, the President advanced no additional funds to the Company.  As of December 31, 2009, the aggregate amounts advanced, including amounts advanced and repayments during previous periods, were $6,934.  These advances are due on demand, uncollateralized and bear no interest.

The Company uses the offices of its President for its minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants during the two years ended December 31, 2009.

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

(b) Changes in Internal Control over Financial Reporting.  During 2009, there were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer and the Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our sole officer and director:

			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since

Borivoje Vukadinovic Los Angeles, CA	49	President, Chief Executive Officer, Chief Financial Officer and Director	1991

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

Board Committees

Our Board of Directors has not established a standing Audit, Compensation and Nominating Committee during 2009.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table summarizes the total compensation for the last two years of all persons who served as our chief executive officer (“Named Executive Officers”)  Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	All Other Compensation	Total
Borivoje Vukadinovic	2009	$ 0	$ 0	$ 0
Director, C.E.O., and C.F.O.
	2008	$ 0	$ 0	$ 0

As of December 31, 2009, and for the two years ended December 31, 2009, we did not have an employment agreement with our executive officer.

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Borivoje Vukadinovic	$ 0	$ 0	$ 0	$ 0	$ 0

All officers and directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2009, there were no outstanding equity awards.  During the two years ended December 31, 2009, we did not grant any equity awards.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 14, 2010, there are a total of 14,425,903 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name and Address of	Shares Beneficially Owned
Beneficial Owner	Number	Percentage (%)
Borivoje Vukadinovic(1)	5,945,987	41.1%
112 West 9th Street, Suite 518
Los Angeles, CA 90015

Gary Agron	5,945,987	41.1%
5445 DTC Parkway, Suite 520
Englewood, CO 80111

All officers and directors as a group
(1 persons)	5,945,987	41.1%
____________________
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At various times during the four years ended December 31, 2009, Borivoje Vukadinovic advanced $31,341 to us so that we could meet our financial obligations.  We have repaid $24,407 of these advances and the balance owed at December 31, 2009 is $6,934.  In addition, effective July 2, 2007, we entered into a note payable agreement with Gary Agron that provides for maximum borrowings up to $64,871.  The note is due on demand, as extended, is uncollateralized, and bears interest at an annual rate of 8%.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  During 2007, we received proceeds of $64,871 under the terms of this note.

Effective November 14, 2007, we entered into a revolving convertible loan agreement with Borivoje Vukadinovic and Gary Agron that provides for maximum borrowings up to $133,333.  The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  During 2009 and 2008, we received proceeds of $70,141 under the terms of this note.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firm of Schumacher & Associates, Inc. in the last two years ended December 31, 2009:

	2009	2008
Audit Fees	$7,700	$13,100
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$7,700	$13,100

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

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: April 14, 2010	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: April 14, 2010	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer