Form 10-Q
period 2010-03-31
RETROSPETTIVA INC
filed 2010-05-14
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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
 Yes  ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  14,425,903 shares of common stock outstanding as of May 14, 2010.

RETROSPETTIVA, INC.

Index

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2008	3

Statements of Operations (unaudited) for the three months ended March 31, 2010 and 2009	4

Statements of Operations (unaudited) for the three months ended March 31, 2010 and 2009, and for the Development Period from October 11, 2006 to September 30, 2009	5

Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and 2009, and for the Development Period from October 11, 2006 to September 30, 2009	6

Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES	15

RETROSPETTIVA, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$8,805	$5,996
Accrued expenses	200	-
Advances payable - officer	6,606	6,934
Notes payable - stockholders	135,340	135,012
Accrued interest - stockholders	23,485	20,821
Total current liabilities	174,436	168,763

Commitments and contingencies (Notes 1, 2, 3, and 5)

Stockholders' (deficit):
Preferred stock - no par value, authorized 1,000,000 shares:
No shares issued or outstanding	-	-
Common stock - no par value, 100,000,000 shares authorized:
14,425,903 shares issued and outstanding	6,903,766	6,903,766
Additional paid-in capital	230,000	230,000
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
Retained earnings (accumulated deficit) during development period	(5,967)	(294)
Total stockholders' (deficit)	(174,436)	(168,763)

Total liabilities and stockholders' (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended  March 31, 2010 and 2009
and for the Development Period from October 11, 2006 to March 31, 2010
 (Unaudited)

					Development Period
					October 11, 2006
	2010		2009		to March 31, 2010

Revenues		$-		$-	$-

Expenses:
General and administrative:
Financing costs		-		-	2,917
Consulting fees		-		-	8,029
Accounting and legal		2,500		7,738	88,379
Investor relations		309		164	17,277
Total expenses		2,809		7,902	116,602

Operating (loss)		(2,809)		(7,902)	(116,602)

Other income (expense):
Gain from litigation settlement		-		-	137,310
Interest (expense)		(2,664)		(2,319)	(23,485)
		(2,664)		(2,319)	113,825

Income (loss) before income taxes		(5,473)		(10,221)	(2,777)

Provision for income taxes		200		200	3,190

Net income (loss)		$(5,673)		$(10,421)	$(5,967)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the three months ended  March 31, 2010 and 2009
and for the Development Period from October 11, 2006 to March 31, 2010
 (Unaudited)

			Development Period
			October 11, 2006
	2010	2009	to March 31, 2010

Cash flows from operating activities:
Net cash (used in) operating activities	$-	$(9,059)	$(141,946)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable - stockholders	328	9,059	135,340
Advances from officer	(328)	-	6,606
Net cash provided by financing activities	-	9,059	141,946

Net increase in cash and equivalents	-	-	-

Cash and equivalents at beginning of year	-	-	-

Cash and equivalents at end of year	$-	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$328	$-	$7,670

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

1.     Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

Per Share Amounts:     Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if potentially dilutive securities are converted into common shares.  Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value.  During 2010 and 2009, the Company has not issued any potentially dilutive securities.

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

Accounting Standards Codification - In June, 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (ASU’s).  The ASC was effective during the period ended September 30, 2009.  Adoption of the ASC did not have an impact on the Company’s financial position, results of operations or cash flows.

The Company has recently adopted the following new accounting standards:

Subsequent Events - In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued.  The guidance was amended in February, 2010.  The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  The amended ASU was effective immediately and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements – In January 2010, ASU 2010-6 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The ASU was adopted during the period ended March 31, 2010, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

Consolidations – ASU 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The ASU was adopted during the period ended March 31, 2010 and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards Updates.     The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s financial position, results of operations, or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

There were various other accounting standards updates recently issued, most of which represented technical corrections to the accounting literature of application to specific industries.  None of these additional recent updates are expected to have a material impact on the Company’s financial position, operations, or cash flows.

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

3.     Related Party Transactions

Effective July 2, 2007, the Company entered into a note payable agreement with a stockholder that provides for borrowings up to the principal amount of $64,871.  The note is uncollateralized and bears interest at an annual rate of 8%.  The original due date of June 30, 2008 has been modified, and the current terms of the note require it to be repaid upon demand.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  As of March 31, 2010, the outstanding balance of the note payable was $64,871.

Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder.  The agreement provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  As of March 31, 2010, outstanding borrowings under the agreement totaled $70,469, including $328 borrowed during 2010.

The Company accrued interest expense of $2,664 on the two notes payable during the three months ended March 31, 2010.

The Company’s President periodically advances funds to the Company so that it can meet its financial obligations.  During 2010, the President advanced no additional funds to the Company.  As of March 31, 2010, the aggregate amounts advanced, including amounts advanced and repayments during previous periods, were $6,606.  These advances are due on demand, uncollateralized and bear no interest.

The Company uses the offices of its President for its minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

4.     Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards.  The net operating loss carryforwards, if not used, will expire in various years through 2030, and are severely restricted as per the Internal Revenue code if there is a change in ownership.  The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2009	$ 517,500	Various	$ 117,213	$(117,213)	$(3,963)	$—
March 31, 2010	$2,810	2030	$636	$(636)	$(636)	$—

Income taxes at the statutory rate are reconciled to the Company’s reported income tax expense (benefit) as follows:

Federal tax expense (benefit) at statutory rate	(15.00%)
State tax expense (benefit), net of federal tax	(7.65%)
Deferred income tax valuation allowance	22.65%
Reported tax rate	0%

The Company also paid franchise taxes and related fees totaling $328 in 2010 and $1,600 in 2009 to the State of California.  At March 31, 2010 and December 31, 2009, the Company had accrued franchise taxes and related fees payable to the State of California totaling $200 and $nil, respectively.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at March 31, 2010 and compares it to our financial condition at December 31, 2009. Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2010 and compares those results to the corresponding periods ended March 31, 2009.  This discussion and analysis should be read in conjunction with our audited financial statements for the year ended December 31, 2009, including footnotes, and the discussion and analysis included in our Form 10-K.

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

Liquidity and Capital Resources

As of March 31, 2010, we had a working capital deficit of $(174,436).  We had no current assets and current liabilities of $174,436.  This represents a $5,673 increase in the deficit from the working capital deficit of $(168,763) at December 31, 2009.  During the three months ended March 31, 2010, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company.  These costs were funded by an increase in current liabilities.

We will need additional funding to achieve our ultimate goals.  We do not believe we are a candidate for conventional debt financing and in the past we have relied on loans and advances from stockholders to fund our operations; however we have no guarantee that our stockholders will be willing and able to fund all of our future financing needs.

We entered into a note payable agreement with one of our stockholders effective July 2, 2007.  The note provides for borrowings up to the principal amount of $64,871, is uncollateralized, and bears interest at an annual rate of 8%.  The original due date of June 30, 2008 has been modified, and the current terms of the note require it to be repaid upon demand.  We issued 945,987 shares of our common stock as additional consideration for the loan agreement.

On November 14, 2007, we entered into a loan agreement with our President and a stockholder.  The principal maximum amount that can be borrowed is $133,333.  The note is due on demand, is uncollateralized, bears interest at 8% per annum, and is convertible into restricted common stock at $0.10 per share.  We issued 10,000,000 shares of common stock as additional consideration for the note payable.  As of March 31, 2010, we had borrowed $70,469 under this arrangement and the amount available for future borrowings was $62,864.

Our President has periodically advanced funds to us to meet our working capital needs.  As of March 31, 2010, we owe our President $6,606 for advances which are uncollateralized, non-interest bearing and due on demand.  During the three months ended March 31, 2010, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

Net cash used in operating activities was $nil during the first three months of 2010 compared to cash used of $9,059 during the first three months of 2009.  For both periods, all of our cash needs were funded by related parties.

Results of Operations – Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended March 31, 2010, we recorded a net loss of $(5,673), or $nil per share, compared to a loss for the corresponding period of 2009 of $(10,421) or $nil per share.  In neither period did we report any revenue.

Operating expenses decreased to $2,809 for the three months ended March 31, 2010 compared to $7,902 during the comparable period of 2009.  Accounting and auditing fees decreased by $5,238 because the process of updating our affairs and becoming current in our reporting obligations was completed during earlier reporting periods, and the costs incurred during 2010 are for meeting current reporting requirements for a public company.

During the three months ended March 31, 2010, we incurred interest expense of $2,664 related to the notes payable to stockholders, compared to $2,319 for the three months ended March 31, 2009.  Interest expense increased as the note balances increased from $126,218 reported at March 31, 2009 to $135,340 at March 31, 2010.

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

Item 4.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2010, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)  Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  (Removed and Reserved)

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

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: May 14, 2010	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: May 14, 2010	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer