Form 10-Q
period 2010-09-30
RETROSPETTIVA INC
filed 2010-11-12
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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
 Yes  ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  14,425,903 shares of common stock outstanding as of November 1, 2010.

RETROSPETTIVA, INC.

Index

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

Statements of Operations (unaudited) for the three months ended September 30, 2010 and 2009	4

Statements of Operations (unaudited) for the nine months ended September 30, 2010 and 2009, and for the Development Period from October 11, 2006 to September 30, 2010	5

Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and 2009, and for the Development Period from October 11, 2006 to September 30, 2010	6

Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES	17

RETROSPETTIVA, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$6,945	$5,996
Accrued expenses	600	-
Advances payable - officer	6,934	6,934
Notes payable - stockholders	151,680	135,012
Accrued interest - stockholders	29,250	20,821
Total current liabilities	195,409	168,763

Commitments and contingencies (Notes 1, 2, 3, and 5)

Stockholders' (deficit):
Preferred stock - no par value, authorized 1,000,000 shares:
No shares issued or outstanding	-	-
Common stock - no par value, 100,000,000 shares authorized:
14,425,903 shares issued and outstanding	6,903,766	6,903,766
Additional paid-in capital	230,000	230,000
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
Accumulated deficit during development period	(26,940)	(294)
Total stockholders' (deficit)	(195,409)	(168,763)

Total liabilities and stockholders' (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended September 30, 2010 and 2009

	2010		2009

Revenues		$-		$-

Expenses:
General and administrative:
Accounting and legal		3,020		3,250
Investor relations		225		240
Total expenses		3,245		3,490

Operating (loss)		(3,245)		(3,490)

Other income (expense):
Interest (expense)		(2,905)		(2,547)
		(2,905)		(2,547)

Income (loss) before income taxes		(6,150)		(6,037)

Provision for income taxes		200		200

Net income (loss)		$(6,350)		$(6,237)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the nine months ended September 30, 2010 and 2009
and for the Development Period from October 11, 2006 to September 30, 2010
 (Unaudited)

					Development Period
					October 11, 2006
	2010		2009		to September 30, 2010

Revenues		$-		$-	$-

Expenses:
General and administrative:
Financing costs		-		-	2,917
Consulting fees		-		-	8,029
Accounting and legal		12,922		12,438	98,801
Investor relations		4,695		642	21,663
Total expenses		17,617		13,080	131,410

Operating (loss)		(17,617)		(13,080)	(131,410)

Other income (expense):
Gain from litigation settlement		-		-	137,310
Interest (expense)		(8,429)		(7,383)	(29,250)
		(8,429)		(7,383)	108,060

Income (loss) before income taxes		(26,046)		(20,463)	(23,350)

Provision for income taxes		600		600	3,590

Net income (loss)		$(26,646)		$(21,063)	$(26,940)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2010 and 2009
and for the Development Period from October 11, 2006 to September 30, 2010
 (Unaudited)

			Development Period
			October 11, 2006
	2010	2009	to September 30, 2010

Cash flows from operating activities:
Net cash (used in) operating activities	$(16,668)	$(9,115)	$(158,614)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable - stockholders	16,668	9,115	151,680
Advances from officer	-	-	6,934
Net cash provided by financing activities	16,668	9,115	158,614

Net increase in cash and equivalents	-	-	-

Cash and equivalents at beginning of year	-	-	-

Cash and equivalents at end of year	$-	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$328	$-	$7,670

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 September 30, 2010
(Unaudited)

1.     Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

Basis of Presentation:    Retrospettiva, Inc. (the "Company") was organized under the laws of the State of California in November, 1990 to manufacture and import textile products, including both finished garments and fabrics.  The Company’s manufacturing facilities and warehouses were located primarily in Europe.  The Company ceased operations in 2001 and was inactive from 2002 until commencement of the development stage.  On August 2, 2004, the Company was terminated, by administrative action of the State of California as a result of non-filing of required documents with the State of California.  Effective February 15, 2007, the Company reinstated its charter.

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

There were various other accounting standards updates recently issued, most of which represented technical corrections to the accounting literature or were applicable only to specific industries.  None of these additional recent updates are expected to have a material impact on the Company’s financial position, operations, or cash flows.

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

3.     Related Party Transactions

Effective July 2, 2007, the Company entered into a note payable agreement with a stockholder that provides for borrowings up to the principal amount of $64,871.  The note is uncollateralized and bears interest at an annual rate of 8%.  The original due date of June 30, 2008 has been modified, and the current terms of the note require it to be repaid upon demand.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  As of September 30, 2010, the outstanding balance of the note payable was $64,871.

Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder.  The agreement provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  As of September 30, 2010, outstanding borrowings under the agreement totaled $86,809, including $16,668 borrowed during 2010.

The Company accrued interest expense of $8,429 on the two notes payable during the nine months ended September 30, 2010.

In addition to funds advanced under the borrowing arrangements described above, The Company’s President previously advanced funds to the Company so that it could meet its financial obligations.  As of September 30, 2010, the aggregate amounts advanced, including amounts advanced and repayments during previous periods, were $6,934.  These advances are due on demand, uncollateralized and bear no interest.

The Company uses the offices of its President for its minimal office facility needs for no additional consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:
Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2009	$ 517,500	Various	$ 117,213	$(117,213)	$(3,963)	$—
September 30, 2010	$18,217	2030	$4,116	$(4,116)	$4,116	$—

Income taxes at the statutory rate are reconciled to the Company’s reported income tax expense (benefit) as follows:

Federal tax expense (benefit) at statutory rate	(15.00%)
State tax expense (benefit), net of federal tax	(7.65%)
Deferred income tax valuation allowance	22.65%
Reported tax rate	0%

The Company also paid franchise taxes and related fees totaling $328 in 2010 and $1,600 in 2009 to the State of California.  At September 30, 2010 and December 31, 2009, the Company had accrued franchise taxes and related fees payable to the State of California totaling $600 and $nil, respectively.

5.     Other Matters

On July 22, 2010, the Company entered into an Agreement and Plan of Merger with NewGen BioPharma Corporation (“NewGen”).  NewGen is a start-up, early stage biopharmaceutical company that plans to develop and market therapeutic products that will generally be reformulations of existing active pharmaceutical ingredients.  Completion of the transaction contemplated by the Agreement was subject to a number of contractual closing conditions.  Those conditions were not satisfied and the Agreement was terminated.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at September 30, 2010 and compares it to our financial condition at December 31, 2009. Finally, the discussion summarizes the results of our operations for the three and nine months ended September 30, 2010 and compares those results to the corresponding periods ended September 30, 2009.  This discussion and analysis should be read in conjunction with our audited financial statements for the year ended December 31, 2009, including footnotes, and the discussion and analysis included in our Form 10-K.

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

On July 22, 2010, we entered into an Agreement and Plan of Merger with NewGen BioPharma Corporation (“NewGen”).  NewGen is a start-up, early stage biopharmaceutical company that plans to develop and market therapeutic products that will generally be reformulations of existing active pharmaceutical ingredients.  Completion of the transaction contemplated by the Agreement was subject to a number of contractual closing conditions.  Those conditions were not satisfied and the Agreement was terminated.

We are unable, at this time, to predict when, if ever, our objectives will be achieved.

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of $(195,409).  We had no current assets and current liabilities of $195,409.  This represents a $26,646 increase in the deficit from the working capital deficit of $(168,763) at December 31, 2009.  During the nine months ended September 30, 2010, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company.  These costs were funded by an increase in current liabilities.

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

On November 14, 2007, we entered into a loan agreement with our President and a stockholder.  The principal maximum amount that can be borrowed is $133,333.  The note is due on demand, is uncollateralized, bears interest at 8% per annum, and is convertible into restricted common stock at $0.10 per share.  We issued 10,000,000 shares of common stock as additional consideration for the note payable.  As of September 30, 2010, we had borrowed $86,809 under this arrangement and the amount available for future borrowings was $46,524.

Our President previously advanced funds to us to meet our working capital needs.  As of September 30, 2010, we owe our President $6,934 for advances which are uncollateralized, non-interest bearing and due on demand.  During the nine months ended September 30, 2010, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

Net cash used in operating activities was $16,668 during the first nine months of 2010 compared to cash used of $9,115 during the nine months ended September 30, 2009.  For both periods, all of our cash needs were funded by related parties.

Results of Operations – Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended September 30, 2010, we recorded a net loss of $(6,350), or $nil per share, compared to a loss for the corresponding period of 2009 of $(6,237) or $nil per share.  In neither period did we report any revenue.

Operating expenses decreased to $3,245 for the three months ended September 30, 2010 compared to $3,490 during the comparable period of 2009.  All of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

During the three months ended September 30, 2010, we incurred interest expense of $2,905 related to the notes payable to stockholders, compared to $2,547 for the three months ended September 30, 2009.  Interest expense increased as the note balances increased from $126,274 reported at September 30, 2009 to $151,680 at September 30, 2010.

Results of Operations – Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the nine months ended September 30, 2010, we recorded a net loss of $(26,646), or $nil per share, compared to a loss for the corresponding period of 2009 of $(21,063) or $nil per share.  In neither period did we report any revenue.

Operating expenses increased to $17,617 for the nine months ended September 30, 2010 compared to $13,080 during the comparable period of 2009.  All of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

During the nine months ended September 30, 2010, we incurred interest expense of $8,429 related to the notes payable to stockholders, compared to $7,383 for the nine months ended September 30, 2009.  Interest expense increased as the note balances increased from $126,274 reported at September 30, 2009 to $151,680 at September 30, 2010.

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

Item 4.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2010, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)  Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: November 10, 2010	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: November 10, 2010	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer