Form 10-Q
period 2011-03-31
RETROSPETTIVA INC
filed 2011-05-16
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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
 Yes  ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  14,425,903 shares of common stock outstanding as of May 1, 2011.

RETROSPETTIVA, INC.

Index

Part I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

Statements of Operations (unaudited) for the three months ended March 31, 2011 and 2010, and for the Development Period from October 11, 2006 to March 31, 2011	4

Statements of Cash Flows (unaudited) for the three months ended March 31, 2011 and 2010, and for the Development Period from October 11, 2006 to March 31, 2011	5

Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES	15

RETROSPETTIVA, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2011	December 31, 2010

ASSETS

Current assets:
Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$3,189	$10,893
Accrued expenses	1,000	800
Advances payable - officer	6,934	6,934
Notes payable - stockholders	160,591	151,680
Accrued interest - stockholders	35,301	32,309
Total current liabilities	207,015	202,616

Commitments and contingencies (Notes 1, 2, 3, and 5)

Stockholders' (deficit):
Preferred stock - no par value, authorized 1,000,000 shares:
No shares issued or outstanding	-	-
Common stock - no par value, 100,000,000 shares authorized:
14,425,903 shares issued and outstanding	6,903,766	6,903,766
Additional paid-in capital	230,000	230,000
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
(Accumulated deficit) during development stage	(38,546)	(34,147)
Total stockholders' (deficit)	(207,015)	(202,616)

Total liabilities and stockholders' (deficit)	$0.00	$-

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended March 31, 2011 and 2010
and for the Development Period from October 11, 2006 to March 31, 2011
 (Unaudited)

					Development Period
					October 11, 2006
	2011		2010		to March 31, 2011

Revenues		$-		$-	$-

Expenses:
General and administrative:
Financing costs		-		328	2,917
Consulting fees		-		-	8,029
Accounting and legal		940		2,500	101,881
Investor relations		266		309	23,409
Total expenses		1,206		3,137	136,236

Operating (loss)		(1,206)		(3,137)	(136,236)

Other income (expense):
Gain from litigation settlement		-		-	137,310
Interest (expense)		(2,992)		(2,664)	(35,301)
		(2,992)		(2,664)	102,009

Income (loss) before income taxes		(4,199)		(5,802)	(34,228)

Provision for income taxes		200		200	4,318

Net income (loss)		$(4,399)		$(6,002)	$(38,546)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2011 and 2010
and for the Development Period from October 11, 2006 to March 31, 2011
 (Unaudited)

			Development Period
			October 11, 2006
	2011	2010	to March 31, 2011

Cash flows from operating activities:

Net cash (used in) operating activities	(8,911)	(328)	(167,525)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable - stockholders			151,680
Advances from officer	8,911	328	15,845
Net cash provided by financing activities	8,911	328	167,525

Net increase in cash and equivalents	-	-	-

Cash and equivalents at beginning of year	-	-	-

Cash and equivalents at end of year	$-	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$328	$7,670

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 March 31, 2011
(Unaudited)

1.     Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2011, results of operations for the three months ended March 31, 2011 and 2009, and cash flows for the three months ended March 31, 2011 and 2009, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

3.     Related Party Transactions

Effective July 2, 2007, the Company entered into a note payable agreement with a stockholder that provides for borrowings up to the principal amount of $64,871.  The note is uncollateralized and bears interest at an annual rate of 8%.  The original due date of June 30, 2008 has been modified, and the current terms of the note require it to be repaid upon demand.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  As of March 31, 2011, the outstanding balance of the note payable was $64,871.

Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder.  The agreement provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  As of March 31, 2011, outstanding borrowings under the agreement totaled $95,720, including $8,911 borrowed during 2011.

The Company accrued interest expense of $2,992 on the two notes payable during the three months ended March 31, 2011.

In addition to funds advanced under the borrowing arrangements described above, The Company’s President previously advanced funds to the Company so that it could meet its financial obligations.  As of March 31, 2011, the aggregate amounts advanced, including amounts advanced and repayments during previous periods, were $6,934.  These advances are due on demand, uncollateralized and bear no interest.

The Company uses the offices of its President for its minimal office facility needs for no additional consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

4.     Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards.  The net operating loss carryforwards, if not used, will expire in various years through 2031, and are severely restricted as per the Internal Revenue code if there is a change in ownership.  The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2010	$ 500,000	Various	113,250	113,250	$(3,963)	$—
March 31, 2011	4,399	2031	$0	$(0)	0	$—

Income taxes at the statutory rate are reconciled to the Company’s reported income tax expense (benefit) as follows:

Federal tax expense (benefit) at statutory rate	(15.00%)
State tax expense (benefit), net of federal tax	(7.65%)
Deferred income tax valuation allowance	22.65%
Reported tax rate	0%

The Company also paid franchise taxes and related fees totaling $328 in 2010 to the State of California.  At March 31, 2011 and December 31, 2010, the Company had accrued franchise taxes and related fees payable to the State of California totaling $1,000 and $nil, respectively.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at March 31, 2011 and compares it to our financial condition at December 31, 2010. Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2011 and compares those results to the corresponding periods ended March 31, 2010.  This discussion and analysis should be read in conjunction with our audited financial statements for the year ended December 31, 2010, including footnotes, and the discussion and analysis included in our Form 10-K.

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

Liquidity and Capital Resources

As of March 31, 2011, we had a working capital deficit of $(207,015).  We had no current assets and current liabilities of $207,015.  This represents a $4,399 increase in the deficit from the working capital deficit of $(202,616) at December 31, 2010.  During the three months ended March 31, 2011, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company.  These costs were funded by an increase in current liabilities.

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

On November 14, 2007, we entered into a loan agreement with our President and a stockholder.  The principal maximum amount that can be borrowed is $133,333.  The note is due on demand, is uncollateralized, bears interest at 8% per annum, and is convertible into restricted common stock at $0.10 per share.  We issued 10,000,000 shares of common stock as additional consideration for the note payable.  As of March 31, 2011, we had borrowed $95,720 under this arrangement and the amount available for future borrowings was $37,613

Our President previously advanced funds to us to meet our working capital needs.  As of March 31, 2011, we owe our President $6,934 for advances which are uncollateralized, non-interest bearing and due on demand.  During the three months ended March 31, 2011, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

Net cash used in operating activities was $8,911 during the first three months of 2011 compared to cash used of $328 during the three months ended March 31, 2010.  For both periods, all of our cash needs were funded by related parties.

Results of Operations – Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended March 31, 2011, we recorded a net loss of $(4,399), or $nil per share, compared to a loss for the corresponding period of 2010 of $(6,002) or $nil per share.  In neither period did we report any revenue.

Operating expenses decreased to 4,399 for the three months ended March 31, 2011 compared to $6002 during the comparable period of 2010.  All of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

During the three months ended March 31, 2011, we incurred interest expense of $2,992 related to the notes payable to stockholders, compared to $2,664 for the three months ended March 31, 2010.  Interest expense increased as the note balances increased from $135,340 reported at March 31, 2010 to $160,591 at March 31, 2011.

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

Item 4.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2011, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: May 11, 2011	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: May 11, 2011	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer