Form 10-Q
period 2011-06-30
RETROSPETTIVA INC
filed 2011-08-15
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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
 Yes  ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  14,425,903 shares of common stock outstanding as of Aug 1, 2011.

RETROSPETTIVA, INC.

Index

Part I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Balance Sheets as of June 30, 2011 (unaudited) an December 31, 2010	3

Statements of Operations (unaudited) for the three months ended June 30, 2011 and 2010	4

Statements of Operations (unaudited) for the six months ended June 30, 2011 and 2010, and for the Development Period from October 11, 2006 to June 30, 2011	5

Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010, and for the Development Period from October 11, 2006 to June 30, 2011	6

Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES	16

RETROSPETTIVA, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$9,741	$10,893
Accrued expenses	1,200	800
Advances payable - officer	6,934	6,934
Notes payable - stockholders	162,187	151,680
Accrued interest - stockholders	38,507	32,309
Total current liabilities	218,569	202,616

Commitments and contingencies (Notes 1, 2, 3, and 5)

Stockholders' (deficit):
Preferred stock - no par value, authorized 1,000,000 shares:
No shares issued or outstanding	-	-
Common stock - no par value, 100,000,000 shares authorized:
14,425,903 shares issued and outstanding	6,903,766	6,903,766
Additional paid-in capital	230,000	230,000
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
(Accumulated deficit) during development stage	(50,100)	(34,147)
Total stockholders' (deficit)	(218,569)	(202,616)

Total liabilities and stockholders' (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended June 30, 2011 and 2010
(Unaudited)
	2011		2010

Revenues		$-		$-

Expenses:
General and administrative:
Financing costs		-		-
Consulting fees		-		-
Accounting and legal		7,163		7,402
Investor relations		985		4,161
Total expenses		8,148		11,563

Operating (loss)		(8,148)		(11,563)

Other income (expense):
Gain from litigation settlement		-		-
Interest (expense)		(3,207)		(2,860)
		(3,207)		(2,860)

Income (loss) before income taxes		(11,354)		(14,423)

Provision for income taxes		200		200

Net income (loss)		$(11,554)		$(14,623)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the six months ended June 30, 2011 and 2010
and for the Development Period from October 11, 2006 to June 30, 2011
 (Unaudited)

					Development Period October 11, 2006
	2011		2010		to June 30, 2011

Revenues		$-		$-	$-

Expenses:
General and administrative:
Financing costs		-			2,917
Consulting fees		-		-	8,029
Accounting and legal		8,103		9,902	109,044
Investor relations		1,252		4,470	24,395
Total expenses		9,354		14,372	144,384

Operating (loss)		(9,354)		(14,372)	(144,384)

Other income (expense):
Gain from litigation settlement		-		-	137,310
Interest (expense)		(6,199)		(5,524)	(38,508)
		(6,199)		(5,524)	98,802

Income (loss) before income taxes		(15,553)		(19,896)	(45,582)

Provision for income taxes		400		400	4,518

Net income (loss)		$(15,953)		$(20,296)	$(50,100)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2011 and 2010
and for the Development Period from October 11, 2006 to June 30, 2011
 (Unaudited)

			Development Period October 11, 2006
	2011	2010	to June 30, 2011

Cash flows from operating activities:
Net income (loss)	$(15,953)	$(20,296)	$(50,100)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Gain from litigation settlement		-	(137,310)
Shares issued for loan fees and consulting fees		-	10,946
Changes in operating assets and liabilities:
Accounts payable	(1,152)	5,325	(4,614)
Accrued expenses	400	400	1,200
Judgement payable			(27,750)
Accrued interest	6,198	5,524	38,507
Total adjustments	5,446	11,249	(119,021)

Net cash (used in) operating activities	(10,507)	(9,047)	(169,121)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable - stockholders			151,680
Advances from officer	10,507	9,047	17,441
Net cash provided by financing activities	10,507	9,047	169,121

Net increase in cash and equivalents	-	-	-

Cash and equivalents at beginning of year	-	-	-

Cash and equivalents at end of year	$-	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$328	$7,670

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 June 30, 2011
(Unaudited)

1.     Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

The Company intends to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.  The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

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

Per Share Amounts:     Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if potentially dilutive securities are converted into common shares.  Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value.  During 2011 and 2010, the Company has not issued any potentially dilutive securities.

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

3.     Related Party Transactions

Effective July 2, 2007, the Company entered into a note payable agreement with a stockholder that provides for borrowings up to the principal amount of $64,871.  The note is uncollateralized and bears interest at an annual rate of 8%.  The original due date of June 30, 2008 has been modified, and the current terms of the note require it to be repaid upon demand.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  As of June 30, 2011, the outstanding balance of the note payable was $64,871.

Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder.  The agreement provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  As of June 30, 2011, outstanding borrowings under the agreement totaled $97,316, including $10,507 borrowed during 2011.

The Company accrued interest expense of $6,199 on the two notes payable during the six months ended June 30, 2011.

In addition to funds advanced under the borrowing arrangements described above, The Company’s President previously advanced funds to the Company so that it could meet its financial obligations.  As of June 30, 2011, the aggregate amounts advanced, including amounts advanced and repayments during previous periods, were $6,934.  These advances are due on demand, uncollateralized and bear no interest.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2010	$ 500,000	Various	113,250	113,250	$(3,963)	$—
June 30, 2011	15,953	2031	$0	$(0)	0	$—

Income taxes at the statutory rate are reconciled to the Company’s reported income tax expense (benefit) as follows:

Federal tax expense (benefit) at statutory rate	(15.00%)
State tax expense (benefit), net of federal tax	(7.65%)
Deferred income tax valuation allowance	22.65%
Reported tax rate	0%

The Company also paid franchise taxes and related fees totaling $328 in 2010 to the State of California.  At June 30, 2011 and December 31, 2010, the Company had accrued franchise taxes and related fees payable to the State of California totaling $1,200 and $nil, respectively.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at June 30, 2011 and compares it to our financial condition at December 31, 2010. Finally, the discussion summarizes the results of our operations for the six months ended June 30, 2011 and compares those results to the corresponding periods ended June 30, 2010.  This discussion and analysis should be read in conjunction with our audited financial statements for the year ended December 31, 2010, including footnotes, and the discussion and analysis included in our Form 10-K.

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

Liquidity and Capital Resources

As of June 30, 2011, we had a working capital deficit of $(218,569).  We had no current assets and current liabilities of $218,569.  This represents a $15,953 increase in the deficit from the working capital deficit of $(-202,616) at December 31, 2010.  During the six months ended June 30, 2011, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company.  These costs were funded by an increase in current liabilities.

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

On November 14, 2007, we entered into a loan agreement with our President and a stockholder.  The principal maximum amount that can be borrowed is $133,333.  The note is due on demand, is uncollateralized, bears interest at 8% per annum, and is convertible into restricted common stock at $0.10 per share.  We issued 10,000,000 shares of common stock as additional consideration for the note payable.  As of June 30, 2011, we had borrowed $97,316 under this arrangement and the amount available for future borrowings was $36,017

Our President previously advanced funds to us to meet our working capital needs.  As of June 30, 2011, we owe our President $6,934 for advances which are uncollateralized, non-interest bearing and due on demand.  During the three months ended June 30, 2011, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

Net cash used in operating activities was $15,953 during the first six months of 2011 compared to cash used of $20,296 during the six months ended June 30, 2010.  For both periods, all of our cash needs were funded by related parties.

Results of Operations – Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended June 30, 2011, we recorded a net loss of $(11,554), or $nil per share, compared to a loss for the corresponding period of 2010 of $(14,295) or $nil per share.  In neither period did we report any revenue.

Operating expenses decreased to $8,148 for the three months ended June 30, 2011 compared to $11,235 during the comparable period of 2010.  All of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

During the three months ended June 30, 2011, we incurred interest expense of $3,207 related to the notes payable to stockholders, compared to $2,860 for the three months ended June 30, 2010.  Interest expense increased as the note balances increased from $144,059 reported at March 31, 2010 to $162,187 at June 30, 2011.

Results of Operations – Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the six months ended June 30, 2011, we recorded a net loss of $(15,953), or $nil per share, compared to a loss for the corresponding period of 2010 of $(20,296) or $nil per share.  In neither period did we report any revenue.

Operating expenses decreased to $9,354 for the six months ended June 30, 2011 compared to $14,372 during the comparable period of 2010.  All of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

During the six months ended June 30, 2011, we incurred interest expense of $6,199 related to the notes payable to stockholders, compared to $5,524 for the six months ended June 30, 2010.  Interest expense increased as the note balances increased from $144,059 reported at June 30, 2010 to $162,187 at June 30, 2011.

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

Item 4.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2011, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)  Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None

Item 6.  Exhibits.

a.   Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic.
101	Interactive Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: August 15, 2011	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: August 15, 2011	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer