Form 10-K/A
period 2012-12-31
RETROSPETTIVA INC
filed 2013-04-03
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A

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

As of March 31, 2013 there were 14,425,903 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Explanatory Note

This Form 10-K/A is being filed to remove the Audit Report for fiscal years ended 2011 and 2010 from the filing.

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

ITEM 8.    FINANCIAL STATEMENTS

Index to Financial Statements:

Balance Sheets as of December 31, 2012 and 2011 (Unaudited)	16

Statements of Operations for the years ended December 31, 2012 and 2011, and for the Development Period from October 11, 2006 to December 31, 2012 (Unaudited)	17

Statement of Changes in Stockholders’ (Deficit) for the Development Period from October 11, 2006 to December 31, 2012 (Unaudited)	18

Statements of Cash Flows for the years ended December 31, 2012 and 2011, and for the Development Period from October 11, 2006 to December 31, 2012 (Unaudited)	19

Notes to Financial Statements (Unaudited)	20

RETROSPETTIVA, INC.
(A Development Stage Company)
 BALANCE SHEETS
(Unaudited)

	December 31, 2012	December 31, 2011
		(Audited)
ASSETS

Current assets:
Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$9,521	$8,305
Accrued expenses	1,500	1,600
Advances payable - officer	6,934	6,934
Notes payable - stockholders	182,897	166,874
Accrued interest - stockholders	59,305	45,146
Total current liabilities	260,157	228,859

Commitments and contingencies (Notes 1, 2, 3, and 5)

Stockholders' (deficit):
Preferred stock - no par value, authorized 1,000,000 shares:
No shares issued or outstanding	-	-
Common stock - no par value, 100,000,000 shares authorized:
14,425,903 shares issued and outstanding	6,903,766	6,903,766
Additional paid-in capital	230,000	230,000
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
(Accumulated deficit) during development stage	(91,688)	(60,390)
Total stockholders' (deficit)	(260,157)	(228,859)

Total liabilities and stockholders' (deficit)	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
 STATEMENTS OF OPERATIONS
for the twelve months ended December 31, 2012 and 2011
and for the Development Period from October 11, 2006 to December 31, 2012
(Unaudited)

					Development Period
					October 11, 2006
	2012		2011		to December 31, 2012

Revenues		$-		$-	$-

Expenses:
General and administrative:
Financing costs		-		-	2,917
Consulting fees		-		-	8,029
Accounting and legal		10,385		9,648	120,974
Investor relations		5,954		2,958	32,056
Total expenses		16,339		12,606	163,976

Operating (loss)		(16,339)		(12,606)	(163,976)

Other income (expense):
Gain from litigation settlement		-		-	137,310
Interest (expense)		(14,160)		(12,837)	(59,306)
		(14,160)		(12,837)	78,004

Income (loss) before income taxes		(30,499)		(25,443)	(85,971)

Provision for income taxes		800		800	5,718

Net income (loss)		$(31,299)		$(26,243)	$(91,689)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
for the Development Period from October 11, 2006 to December 31, 2012
(Unaudited)

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
(Unaudited)

			Development Period
			October 11, 2006
	2012	2011	to December 31, 2012

Cash flows from operating activities:
Net income (loss)	$(24,688)	$(26,243)	$(85,078)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Gain from litigation settlement		-	(137,310)
Shares issued for loan fees and consulting fees		-	10,946
Changes in operating assets and liabilities:
Accounts payable	(1,506)	(2,588)	(7,556)
Accrued expenses	(300)	800	1,300
Judgement payable			(27,750)
Accrued interest	10,471	12,836	55,616
Total adjustments	8,665	11,048	(104,754)

Net cash (used in) operating activities	(16,023)	(15,195)	(189,832)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable - stockholders	16,023	15,195	182,898
Advances from officer			6,934
Net cash provided by financing activities	16,023	15,195	189,832

Net increase in cash and equivalents	-	-	-

Cash and equivalents at beginning of year	-	-	-

Cash and equivalents at end of year	$-	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$7,670

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

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: April 3, 2013	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: April 3, 2013	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer