Form 10-Q
period 2014-06-30
RETROSPETTIVA INC
filed 2014-07-28
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____            to   ________

RETROSPETTIVA, INC.
(Exact Name of Registrant as Specified in its Charter)

CALIFORNIA	333-29295	95-4298051
(State of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification Number)

1251 Point View Street, Los Angeles, CA 90035
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:  (213) 623-9216

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  14,425,903 shares of common stock outstanding as of July 20, 2014.

RETROSPETTIVA, INC.

RETROSPETTIVA, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30 2014	December 31, 2013
	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash	-	-
Total current assets	$-	-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$3,949	$1,444
Accrued expenses	2,175	1,775
Advances payable - officer	6,934	6,934
Notes payable - stockholders	198,266	198,266
Accrued interest - stockholders	82,479	74,316
Total current liabilities	293,803	282,735

Commitments and contingencies (Notes 1, 2, 3, and 5)

Stockholders' (deficit):
Preferred stock - no par value, authorized 1,000,000 shares:
No shares issued or outstanding	-	-
Common stock - no par value, 100,000,000 shares authorized:
14,425,903 shares issued and outstanding	6,903,766	6,903,766
Additional paid-in capital	230,000	230,000
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
(Accumulated deficit) during development stage	(125,334)	(114,266)
Total stockholders' (deficit)	(293,803)	(282,735)

Total liabilities and stockholders' (deficit)	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended June 30, 2014 and 2013
(Unaudited)

				Development Period
				October 11, 2006
	2014		2013	to June 30, 2014

Revenues		$-	$-	$-

Expenses:
General and administrative:
Financing costs		-	-	2,917
Consulting fees		-	-	8,029
Accounting and legal		489	370	124,999
Investor relations		660	605	36,275
Total expenses		1,149	975	172,220

Operating (loss)		(1,149)	(975)	(172,220)

Other income (expense):
Gain from litigation settlement		-	-	137,310
Interest (expense)		(3,955)	(3,760)	(78,271)
		(3,955)	(3,760)	59,039

Income (loss) before income taxes		(5,104)	(4,735)	(113,181)

Provision for income taxes		200	200	6,390

Net income (loss)		$(5,304)	$(4,935)	$(119,571)

Net (loss) per common share:
Basic and Diluted	$	Nil	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903	14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the six months ended June 30, 2014 and 2013
and for the Development Period from October 11, 2006 to June 30, 2014
(Unaudited)

					Development Period
					October 11, 2006
	2014		2013		to June 30, 2014

Revenues		$-		$-	$-

Expenses:
General and administrative:
Financing costs		-		-	2,917
Consulting fees		-		-	8,029
Accounting and legal		1,012		2,457	125,522
Investor relations		1,492		2,385	37,107
Total expenses		2,504		4,842	173,575

Operating (loss)		(2,504)		(4,842)	(173,575)

Other income (expense):
Gain from litigation settlement		-		-	137,310
Interest (expense)		(8,163)		(7,371)	(82,479)
		(8,163)		(7,371)	54,831

Income (loss) before income taxes		(10,667)		(12,213)	(118,744)

Provision for income taxes		400		400	6,590

Net income (loss)		$(11,067)		$(12,613)	$(125,334)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2014, and 2013
and for the Development Period from October 11, 2006 to June 30, 2014
 (Unaudited)

			Development Period
			October 11, 2006
	2014	2013	to June 30, 2014

Cash flows from operating activities:
Net income (loss)	$(11,067)	$(12,613)	$(96,145)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Gain from litigation settlement			(137,310)
Shares issued for loan fees and consulting fees			10,946
Changes in operating assets and liabilities:
Accounts payable	2,504	(5,902)	(5,052)
Accrued expenses	400	(125)	1,700
Judgement payable			(27,750)
Accrued interest	8,163	7,371	63,779
Total adjustments	11,067	1,344	(93,687)

Net cash (used in) operating activities	-	(11,269)	(189,832)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable - stockholders		11,269	182,898
Advances from officer			6,934
Net cash provided by financing activities	-	11,269	189,832

Net increase in cash and equivalents	-	-	-

Cash and equivalents at beginning of year	-	-	-

Cash and equivalents at end of year	$-	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$7,670

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 June 30, 2014
(Unaudited)

1.     Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2014, results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

Per Share Amounts:     Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if potentially dilutive securities are converted into common shares.  Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value.  During 2014 and 2013, the Company has not issued any potentially dilutive securities.

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

Recently Adopted Accounting Standards.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board ("FASB"), the SEC, and the Emerging Issues Task Force ("EITF"), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

Accounting Standards Codification - In June 2009, FASB established the Accounting Standards Codification ("ASC") as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued subsequent to June 30, 2009, will be communicated by the FASB through Accounting Standards Updates (ASU's).  The ASC was effective during the period ended September 30, 2009.  Adoption of the ASC did not have an impact on the Company's financial position, results of operations or cash flows.

The Company has recently adopted the following new accounting standards:

Subsequent Events - In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued.  The guidance was amended in February 2010.  The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  The amended ASU was effective immediately and its adoption had no impact on the Company's financial position, results of operations or cash flows.

Fair Value Measurements – In January 2010, ASU 2010-6 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The ASU was adopted during the period ended June 30, 2010, and its adoption had no impact on the Company's financial position, results of operations or cash flows.

Consolidations – ASU 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The ASU was adopted during the period ended June 30, 2010, and its adoption had no impact on the Company's financial position, results of operations or cash flows.

Recently Issued Accounting Standards Updates.     The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company's financial position, results of operations, or cash flows.

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

There were various other accounting standards updates recently issued, most of which represented technical corrections to the accounting literature or were applicable only to specific industries.  None of these additional recent updates are expected to have a material impact on the Company's financial position, operations, or cash flows.

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

3.     Related Party Transactions

Effective July 2, 2007, the Company entered into a note payable agreement with a stockholder that provides for borrowings up to the principal amount of $64,871.  The note is uncollateralized and bears interest at an annual rate of 8%.  The original due date of June 30, 2008 has been modified, and the current terms of the note require it to be repaid upon demand.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  As of June 30, 2014, the outstanding balance of the note payable was $64,870.

Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder.  The agreement provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  As of June 30, 2014, outstanding borrowings under the agreement totaled $133,394, including $-0- borrowed during 2014.

The Company accrued interest expense of $ 8,163 on the two notes payable during the six months ended June 30, 2014.

In addition to funds advanced under the borrowing arrangements described above, The Company's President previously advanced funds to the Company so that it could meet its financial obligations.  As of June 30, 2014, the aggregate amounts advanced, including amounts advanced and repayments during previous periods, were $6,934.  These advances are due on demand, uncollateralized and bear no interest.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2013	$ 500,000	Various	113,250	(113,250)	$(3,963)	$—
June 30, 2014	2,905	2034	$0	$(0)	0	$—

Income taxes at the statutory rate are reconciled to the Company's reported income tax expense (benefit) as follows:

Federal tax expense (benefit) at statutory rate	(15.00%)
State tax expense (benefit), net of federal tax	(7.65%)
Deferred income tax valuation allowance	22.65%
Reported tax rate	0%

The Company also paid franchise taxes and related fees totaling $900 in 2012 for taxes for the State of California.  At June 30, 2014 and 2013, the Company had accrued franchise taxes and related fees payable to the State of California totaling $ 2,175.  and $1,975, respectively.

5.     Other Matters

On July 22, 2010, the Company entered into an Agreement and Plan of Merger with NewGen BioPharma Corporation ("NewGen").  NewGen is a start-up, early stage biopharmaceutical company that plans to develop and market therapeutic products that will generally be reformulations of existing active pharmaceutical ingredients.  Completion of the transaction contemplated by the Agreement was subject to a number of contractual closing conditions.  Those conditions were not satisfied and the Agreement was terminated.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at June 30, 2014 and compares it to our financial condition at June 30, 2013. Finally, the discussion summarizes the results of our operations for the three and six months ended June 30, 2014 and compares those results to the corresponding periods ended June 30, 2013.  This discussion and analysis should be read in conjunction with our unaudited financial statements for the year ended December 31, 2013, including footnotes, and the discussion and analysis included in our Form 10-K.

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

On July 22, 2010, we entered into an Agreement and Plan of Merger with NewGen BioPharma Corporation ("NewGen").  NewGen is a start-up, early stage biopharmaceutical company that plans to develop and market therapeutic products that will generally be reformulations of existing active pharmaceutical ingredients.  Completion of the transaction contemplated by the Agreement was subject to a number of contractual closing conditions.  Those conditions were not satisfied and the Agreement was terminated.

We are unable, at this time, to predict when, if ever, our objectives will be achieved.

Liquidity and Capital Resources

As of June 30, 2014, we had a working capital deficit of $(293,803).  We had minimal current assets of $ -0- and current liabilities of $ 293,803.  This represents an $ 11,068 increase in the deficit from the working capital deficit of $(282,735) at December 31, 2013.  During the six months ended June 30, 2014, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company.  These costs were funded by an increase in current liabilities.

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

On November 14, 2007, we entered into a loan agreement with our President and a stockholder.  The principal maximum amount that can be borrowed is $133,333.  The note is due on demand, is uncollateralized, bears interest at 8% per annum, and is convertible into restricted common stock at $0.10 per share.  We issued 10,000,000 shares of common stock as additional consideration for the note payable.  As of June 30, 2014, we had borrowed $133,395 under this arrangement and the amount available for future borrowings was $-62.

Our President previously advanced funds to us to meet our working capital needs.  As of June 30, 2014, we owe our President $6,934 for advances which are uncollateralized, non-interest bearing and due on demand.  During the six months ended June 30, 2014, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

Net cash used in operating activities was $11,067 during the first six months of 2014 compared to cash used of $12,613 during the six months ended June 30, 2013.  For both periods, all of our cash needs were funded by related parties and changes to accounts payable.

Results of Operations – Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended June 30, 2014, we recorded a net loss of $(5,304), or $nil per share, compared to a loss for the corresponding period of 2013 of $(4,935) or $nil per share.  In neither period did we report any revenue.

Operating expenses increased to $1,149 for the quarter ended June 30, 2014, compared to $975 for 2013, a difference of $(174).  Accounting and auditing fees increased by $119 during 2014 while investor relations expenses increased by $55. Generally, the costs we incur are for meeting current reporting requirements for a public company.  There was no significant change in the nature of our activities during 2014.

During the second three months of 2014, we incurred interest expense of $3,955 related to the notes payable to stockholders, compared to $3,760 incurred in 2013.  Interest expense increased as the note balances increased from $188,530 reported at June 30, 2013, to $198,266 at June 30, 2014.

Results of Operations – Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

For the six months ended June 30, 2014, we recorded a net loss of $(11,067), or $nil per share, compared to a loss for the corresponding period of 2013 of $(12,613) or $nil per share.  In neither period did we report any revenue.

Operating expenses decreased to $2,504 for the quarter ended June 30, 2014, compared to $4,842 for 2013, a difference of $(2,338).  Accounting and auditing fees decreased by $1,445 during 2014 while investor relations expenses decreased by $893. Generally, the costs we incur are for meeting current reporting requirements for a public company.  There was no significant change in the nature of our activities during 2014.

During 2014, we incurred interest expense of $8,163 related to the notes payable to stockholders, compared to $7,371 incurred in 2013.  Interest expense increased as the note balances increased from $194,166 reported at June 30, 2013, to $198,266 at June 30, 2014.

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

Item 4.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2014, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)            Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: July 28, 2014	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: July 28, 2014	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer