Form 10-Q
period 2014-09-30
RETROSPETTIVA INC
filed 2014-12-01
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          September 30, 2014

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  14,425,903 shares of common stock outstanding as of November 20, 2014.

RETROSPETTIVA, INC.

Index
		Page
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013 (unaudited)	2
	Statements of Operations (unaudited) for the three months ended September 30, 2014 and 2013	3
	Statements of Operations (unaudited) for the nine months ended September 30, 2014 and 2013, and for the Development Period from October 11, 2006 to September 30, 2014	4
	Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013, and for the Development Period from October 11, 2006 to September 30, 2014	5
	Notes to Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis or Plan of Operation	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	15
SIGNATURES		16

1

RETROSPETTIVA, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30 2014	December 31, 2013
	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash	-	-
Total current assets	$-	-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$691	$1,444
Accrued expenses	2,375	1,775
Advances payable - officer	6,934	6,934
Notes payable - stockholders	198,266	198,266
Accrued interest - stockholders	86,477	74,316
Total current liabilities	294,743	282,735

Commitments and contingencies (Notes 1, 2, 3, and 5)

Stockholders' (deficit):
Preferred stock - no par value, authorized 1,000,000 shares:
No shares issued or outstanding	-	-
Common stock - no par value, 100,000,000 shares authorized:
14,425,903 shares issued and outstanding	6,903,766	6,903,766
Additional paid-in capital	234,353	230,000
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
(Accumulated deficit) during development stage	(130,627)	(114,266)
Total stockholders' (deficit)	(294,743)	(282,735)

Total liabilities and stockholders' (deficit)	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended September 30, 2014 and 2013
(Unaudited)

	2014		2013

Revenues		$-		$-

Expenses:
General and administrative:
Financing costs		-		-
Consulting fees		-		-
Accounting and legal		525		300
Investor relations		570		624
Total expenses		1,095		924

Operating (loss)		(1,095)		(924)

Other income (expense):
Gain from litigation settlement		-		-
Interest (expense)		(3,998)		(3,802)
		(3,998)		(3,802)

Income (loss) before income taxes		(5,093)		(4,726)

Provision for income taxes		200		200

Net income (loss)		$(5,293)		$(4,926)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the nine months ended September 30, 2014 and 2013
and for the Development Period from October 11, 2006 to September 30, 2014
(Unaudited)

					Development Period
					October 11, 2006
	2014		2013		to September 30, 2014

Revenues		$-		$-	$-

Expenses:
General and administrative:
Financing costs		-		-	2,917
Consulting fees		-		-	8,029
Accounting and legal		1,538		2,758	125,719
Investor relations		2,062		3,009	38,006
Total expenses		3,600		5,767	174,670

Operating (loss)		(3,600)		(5,767)	(174,670)

Other income (expense):
Gain from litigation settlement		-		-	137,310
Interest (expense)		(12,160)		(11,172)	(86,476)
		(12,160)		(11,172)	50,834

Income (loss) before income taxes		(15,760)		(16,939)	(123,837)

Provision for income taxes		600		600	6,790

Net income (loss)		$(16,360)		$(17,539)	$(130,627)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2014, and 2013
and for the Development Period from October 11, 2006 to September 30, 2014
 (Unaudited)

			Development Period
			October 11, 2006
	2014	2013	to September 30, 2014

Cash flows from operating activities:
Net income (loss)	$(16,360)	$(17,205)	$(101,438)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Gain from litigation settlement			(137,310)
Shares issued for loan fees and consulting fees			10,946
Changes in operating assets and liabilities:
Accounts payable	(754)	(5,312)	(8,310)
Accrued expenses	600	75	1,900
Judgement payable			(27,750)
Accrued interest	12,161	11,172	67,777
Total adjustments	12,007	5,935	(92,747)

Net cash (used in) operating activities	(4,353)	(11,270)	(194,185)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable - stockholders		11,270	182,898
Cash Proceeds from add'l Paid in Capital	4,353		4,353
Advances from officer			6,934
Net cash provided by financing activities	4,353	11,270	194,185

Net increase in cash and equivalents	-	-	-

Cash and equivalents at beginning of year	-	-	-

Cash and equivalents at end of year	$-	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$7,670

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 September 30, 2014
(Unaudited)

1.     Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2014, results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

3.     Related Party Transactions

Effective July 2, 2007, the Company entered into a note payable agreement with a stockholder that provides for borrowings up to the principal amount of $64,871.  The note is uncollateralized and bears interest at an annual rate of 8%.  The original due date of June 30, 2008 has been modified, and the current terms of the note require it to be repaid upon demand.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  As of September 30, 2014, the outstanding balance of the note payable was $64,870.

Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder.  The agreement provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  As of September 30, 2014, outstanding borrowings under the agreement totaled $133,395, including $-0- borrowed during 2014.

The Company accrued interest expense of $ 12,160 on the two notes payable during the nine months ended September 30, 2014.

In addition to funds advanced under the borrowing arrangements described above, The Company’s President previously advanced funds to the Company so that it could meet its financial obligations.  As of September 30, 2014, the aggregate amounts advanced, including amounts advanced and repayments during previous periods, were $6,934.  These advances are due on demand, uncollateralized and bear no interest.

The Company uses the offices of its President for its minimal office facility needs for no additional consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

4.     Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards.  The net operating loss carryforwards, if not used, will expire in various years through 2034, and are severely restricted as per the Internal Revenue code if there is a change in ownership.  The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2013	$ 500,000	Various	113,250	(113,250)	$(-0-)	$—
September 30, 2014	4,201	2034	$0	$(0)	0	$—

Income taxes at the statutory rate are reconciled to the Company's reported income tax expense (benefit) as follows:

Federal tax expense (benefit) at statutory rate	(15.00%)
State tax expense (benefit), net of federal tax	(7.65%)
Deferred income tax valuation allowance	22.65%
Reported tax rate	0%

The Company also paid franchise taxes and related fees totaling $900 in 2012 for taxes for the State of California.  At September 30, 2014 and 2013, the Company had accrued franchise taxes and related fees payable to the State of California totaling $2,375.  and $1,575, respectively.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at September 30, 2014 and compares it to our financial condition at September 30, 2013. Finally, the discussion summarizes the results of our operations for the three and nine months ended September 30, 2014 and compares those results to the corresponding periods ended September 30, 2013.  This discussion and analysis should be read in conjunction with our unaudited financial statements for the year ended December 31, 2013, including footnotes, and the discussion and analysis included in our Form 10-K.

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

Liquidity and Capital Resources

As of September 30, 2014, we had a working capital deficit of $(294,743).  We had minimal current assets of $ -0- and current liabilities of $ 294,743.  This represents an $ 12,008 increase in the deficit from the working capital deficit of $(282,735) at December 31, 2013.  During the nine months ended September 30, 2014, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company.  These costs were funded by an increase additional paid-in capital this quarter and current liabilities the 2 previous quarters.

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

On November 14, 2007, we entered into a loan agreement with our President and a stockholder.  The principal maximum amount that can be borrowed is $133,333.  The note is due on demand, is uncollateralized, bears interest at 8% per annum, and is convertible into restricted common stock at $0.10 per share.  We issued 10,000,000 shares of common stock as additional consideration for the note payable.  As of September 30, 2014, we had borrowed $133,395 under this arrangement and the amount available for future borrowings was $-62.

Our President previously advanced funds to us to meet our working capital needs.  As of September 30, 2014, we owe our President $6,934 for advances which are uncollateralized, non-interest bearing and due on demand.  During the nine months ended September 30, 2014, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

Net cash used in operating activities was $4,353 during the first nine months of 2014 compared to cash used of $11,269 during the nine months ended September 30, 2013.  For both periods, all of our cash needs were funded by related parties and changes to accounts payable or additional paid-in capital this period.

Results of Operations – Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended September 30, 2014, we recorded a net loss of $(5,293), or $nil per share, compared to a loss for the corresponding period of 2013 of $(4,926) or $nil per share.  In neither period did we report any revenue.

Operating expenses increased to $1,095 for the quarter ended September 30, 2014, compared to $924 for 2013, a difference of $(171).  Accounting and auditing fees increased by $225 during 2014 while investor relations expenses decreased by $54. Generally, the costs we incur are for meeting current reporting requirements for a public company.  There was no significant change in the nature of our activities during 2014.

Results of Operations – Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014, we recorded a net loss of $(16,360), or $nil per share, compared to a loss for the corresponding period of 2013 of $(17,539) or $nil per share.  In neither period did we report any revenue.

Operating expenses decreased to $3,600 for the three quarters ended September 30, 2014, compared to $5,767 for 2013, a difference of $(1,149).  Accounting and auditing fees decreased by $489 during 2014 while investor relations expenses decreased by $660. Generally, the costs we incur are for meeting current reporting requirements for a public company.  There was no significant change in the nature of our activities during 2014.

During 2014, we incurred interest expense of $12,160 related to the notes payable to stockholders, compared to $11,172 incurred in 2013.  Interest expense increased as the note balances increased from $194,166 reported at September 30, 2013, to $198,266 at September 30, 2014.

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

Item 4.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2014, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)            Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: December 1, 2014	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: December 1, 2014	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer