Form 10-Q
period 2015-03-31
RETROSPETTIVA INC
filed 2015-05-15
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____            to   ________

RETROSPETTIVA, INC.
(Exact Name of Registrant as Specified in its Charter)

CALIFORNIA	333-29295	95-4298051
State of incororation	Commission File No.	I.R.S. Employer Identification Number

1251 Point View Street, Los Angeles, CA 90035
(Address of Principal Executive Offices)  (Zip Code)

Registrant’s telephone number including area code:  (213) 623-9216

Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X  ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [ X ]    No [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  [ X ]    No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  14,425,903 shares of common stock outstanding as of April 30, 2015.

RETROSPETTIVA, INC.

Index

		Page
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014 (unaudited)	2
	Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014, and for the Development Period from October 11, 2006 to March 31, 2015.	4
	Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014, and for the evelopment Period from October 11, 2006 to March 31, 2015	5
	Notes to Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis or Plan of Operation	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	15
SIGNATURES		16

RETROSPETTIVA, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash	-	0
Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$2,914	$2,054
Accrued expenses	2,775	2,575
Advances payable - officer	6,934	6,934
Notes payable - stockholders	198,266	198,266
Accrued interest - stockholders	94,386	90,475
Total current liabilities	305,275	300,304

Commitments and contingencies (Notes 1, 2, 3, and 5)

Stockholders' (deficit):
Preferred stock - no par value, authorized 1,000,000 shares:
No shares issued or outstanding	-	-
Common stock - no par value, 100,000,000 shares authorized:
14,425,903 shares issued and outstanding	6,903,766	6,903,766
Additional paid-in capital	234,353	234,353
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
(Accumulated deficit) during development stage	(141,159)	(136,188)
Total stockholders' (deficit)	(305,275)	(300,304)

Total liabilities and stockholders' (deficit)	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended March 31, 2015 and 2014
and for the Development Period from October 11, 2006 to March 31, 2015
(Unaudited)

					Development Period
					October 11, 2006
	2015		2014		to March 31, 2015

Revenues		$-		$-	$-

Expenses:
General and administrative:					-
Financing costs		-		-	2,917
Consulting fees		-		-	8,029
Accounting and legal		450		525	126,619
Investor relations		411		831	39,331
Total expenses		861		1,356	176,896

Operating (loss)		(861)		(1,356)	(176,896)

Other income (expense):
Gain from litigation settlement		-		-	137,310
Interest (expense)		(3,911)		(4,208)	(90,475)
		(3,911)		(4,208)	46,835

Income (loss) before income taxes		(4,772)		(5,564)	(133,969)

Provision for income taxes		200		200	7,190

Net income (loss)		$(4,972)		$(5,764)	$(141,159)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2015, and 2014
and for the Development Period from October 11, 2006 to March 31, 2015
 (Unaudited)

			Development Period
			October 11, 2006
	2015	2014	to March 31, 2015

Cash flows from operating activities:
Net income (loss)	$(4,971)	$(5,764)	$(111,970)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Gain from litigation settlement			(137,310)
Shares issued for loan fees and consulting fees			10,946
Changes in operating assets and liabilities:
Accounts payable	860	1,356	(6,086)
Accrued expenses	200	200	2,300
Judgement payable			(27,750)
Accrued interest	3,911	4,208	75,685
Total adjustments	4,971	5,764	(82,215)

Net cash (used in) operating activities	-	-	(194,185)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable - stockholders		-	182,898
Cash Proceeds from add'l Paid in Capital	-		4,353
Advances from officer			6,934
Net cash provided by financing activities	-	-	194,185

Net increase in cash and equivalents	-	-	-

Cash and equivalents at beginning of year	-	-	-

Cash and equivalents at end of year	$-	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$7,670

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 March 31, 2015
(Unaudited)

1.     Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2015, results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

Per Share Amounts:     Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if potentially dilutive securities are converted into common shares.  Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value.  During 2015 and 2014, the Company has not issued any potentially dilutive securities.

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

3.     Related Party Transactions

Effective July 2, 2007, the Company entered into a note payable agreement with a stockholder that provides for borrowings up to the principal amount of $64,871.  The note is uncollateralized and bears interest at an annual rate of 8%.  The original due date of June 30, 2008 has been modified, and the current terms of the note require it to be repaid upon demand.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  As of March 31, 2015, the outstanding balance of the note payable was $64,871.

Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder.  The agreement provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  As of March 31, 2015, outstanding borrowings under the agreement totaled $133,395, including $-0- borrowed during 2015.

The Company accrued interest expense of $ 3,911 on the two notes payable during the three months ended March 31, 2015.

In addition to funds advanced under the borrowing arrangements described above, The Company’s President previously advanced funds to the Company so that it could meet its financial obligations.  As of March 31, 2015, the aggregate amounts advanced, including amounts advanced and repayments during previous periods, were $6,934.  These advances are due on demand, uncollateralized and bear no interest.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2014	$ 500,000	Various	113,250	(113,250)	$(-0-)	$—
March 31, 2015	1,061	2035	$0	$(0)	0	$—

Income taxes at the statutory rate are reconciled to the Company’s reported income tax expense (benefit) as follows:

Federal tax expense (benefit) at statutory rate	(15.00%)
State tax expense (benefit), net of federal tax	(7.65%)
Deferred income tax valuation allowance	22.65%
Reported tax rate	0%

The Company also paid franchise taxes and related fees totaling $900 in 2012 for taxes for the State of California.  At March 31, 2015 and 2014, the Company had accrued franchise taxes and related fees payable to the State of California totaling $ 2,775. and $1,975, respectively.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at March 31, 2015 and compares it to our financial condition at March 31, 2014. Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2015 and compares those results to the corresponding periods ended March 31, 2014.  This discussion and analysis should be read in conjunction with our unaudited financial statements for the year ended December 31, 2014, including footnotes, and the discussion and analysis included in our Form 10-K.

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

Liquidity and Capital Resources

As of March 31, 2015, we had a working capital deficit of $(305,275).  We had minimal current assets of $ -0- and current liabilities of $ 305,275.  This represents a $ 4,972 increase in the deficit from the working capital deficit of $(300,304) at December 31, 2014.  During the three months ended March 31, 2015, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company.  These costs were funded by an increase additional paid-in capital this quarter and current liabilities the 2 previous quarters.

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

On November 14, 2007, we entered into a loan agreement with our President and a stockholder.  The principal maximum amount that can be borrowed is $133,333.  The note is due on demand, is uncollateralized, bears interest at 8% per annum, and is convertible into restricted common stock at $0.10 per share.  We issued 10,000,000 shares of common stock as additional consideration for the note payable.  As of March 31, 2015, we had borrowed $133,395 under this arrangement and the amount available for future borrowings was $-62.

Our President previously advanced funds to us to meet our working capital needs.  As of March 31, 2015, we owe our President $6,934 for advances which are uncollateralized, non-interest bearing and due on demand.  During the three months ended March 31, 2015, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

Net cash used in operating activities was $4,971 during the three  months of 2015 compared to cash used of $5,764 during the three months ended March 31, 2014.  For both periods, all of our cash needs were funded by related parties and changes to accounts payable or additional paid-in capital this period.

Results of Operations – Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended March 31, 2015, we recorded a net loss of $(4,972), or $nil per share, compared to a loss for the corresponding period of 2014 of $(5,764) or $nil per share.  In neither period did we report any revenue.

Operating expenses decreased to $ 861 for the quarter ended March 31, 2015, compared to $1,356 for 2014, a difference of $(495).  Accounting and auditing fees decreased by $75 during 2015 while investor relations expenses decreased by $420. Generally, the costs we incur are for meeting current reporting requirements for a public company.  There was no significant change in the nature of our activities during 2015.

During the first three months of 2015, we incurred interest expense of $3,911 related to the notes payable to stockholders, compared to $4,208 incurred in 2014.  Interest expense decreased from the 1st quarter 2014 due to an adjustment made during 2014 correcting a prior period balance.

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

Item 4.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2015, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Saftey Disclosures

None
Item 5.  Other Information.

None

Item 6.  Exhibits.

a.   Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic.
101	Interactive Data Files*
* To be filed amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETROSPETTIVA, INC

Date: May 15, 2015	By:	/s/ Borivoje Vukadinovic
Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer