Form 10-K
period 2015-12-31
RETROSPETTIVA INC
filed 2016-03-30
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
As of March 1, 2016 there were 14,425,903 shares of Common Stock outstanding.
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
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5.    MARKET FOR COMMON EQUITY. RELATED STOCKHOLDER  MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information
 Information about our common stock is reported by OTC Markets Group, Inc. at www.otcmarkets.com.  OTC Markets Group, Inc. is a provider of trading systems, pricing, and financial information for over the counter (OTC) markets.  OTC Markets Group, Inc. provides broker-dealers, market data providers, issuers and investors with software and information services that improve the transparency and efficiency of the OTC markets.  The table below sets forth the high and low prices of our common stock as reflected by OTC Markets Group, Inc. for the period from January 1, 2014 to December 31, 2015.  Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.
Year Ending	High	Low
December 31, 2015
First Quarter	$0.0411	$0.03
Second Quarter	$0.0411	$0.03
Third Quarter	$0.0411	$0.03
Fourth Quarter	$0.0411	$0.03

December 31, 2014
First Quarter	$0.080	$0.013
Second Quarter	$0.080	$0.013
Third Quarter	$0.080	$0.013
Fourth Quarter	$0.080	$0.013

On February 24, 2016, the “best bid” and “best ask” quotations by OTC Markets Group, Inc.  were $0.03 and $0.0411, respectively, and an average daily volume of 490 shares was reported for the past 30 days.
Holders
As of March 1 2016 a total of 14,425,903 shares of our common stock were outstanding and there were approximately 72 holders of record.

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

ITEM 7.    MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion updates our plan of operation for the next twelve months.  This discussion also analyzes our financial condition at December 31, 2015 and compares it to our financial condition at December 31, 2014.  This discussion summarizes the results of our operations for the year ended December 31, 2015 and compares those results to the year ended December 31, 2014.

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

Liquidity and Capital Resources

As of December 31, 2015, we had a working capital deficit of $(318,815).  We had no current assets and current liabilities were $318,815.  This represents an $18,511 increase in the deficit from the working capital deficit of $(300,304) reported at December 31, 2014.  During the year ended December 31, 2015, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company.  These costs were funded by an increase in current liabilities.

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

On November 14, 2007, we entered into a loan agreement with our President and a stockholder.  The principal maximum amount that can be borrowed under this agreement is $133,333.  The loan is due on demand, is uncollateralized, bears interest at 8% per annum, and is convertible into restricted common stock at $0.10 per share.  We issued 10,000,000 shares of common stock as additional consideration for the note payable.  As of December 31, 2015, we had borrowed $133,395 under this arrangement and slightly exceeding the agreement amount by $62.00, and leaving -0- available for future borrowings under this agreement.

Our President has periodically advanced funds to us to meet our working capital needs.  As of December 31, 2015, we owe our President $6,934 for advances which are uncollateralized, non-interest bearing and due on demand.  During 2015 we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued liabilities.

Net cash used in operating activities was $1,520 during the year ended December 31, 2015, compared to $4,343 used during 2014.  For both years, all of our expenses were funded by related parties.
Results of Operations - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the year ended December 31, 2015, we recorded a net loss of $(20,031), or $nil per share, compared to a net loss for 2014 of $(21,921) or $nil per share.  In neither period did we report any revenue.

Operating expenses decreased to $3,370 for the year ended December 31, 2015, compared to $4,963 for 2014, a difference of $(1,593).  Accounting and auditing fees decreased by $745 during 2015 and investor relations expenses decreased by $848.  Both were favorably impacted by not having an audit requirement for the SEC during this period.  Generally, the costs we incur are for meeting current reporting requirements for a public company.  There was no significant change in the nature of our activities during 2015.
During 2015, we incurred interest expense of $15,861 related to the notes payable to stockholders, compared to $16,158 incurred in 2014.  Interest expense decreased due to an adjustment occurring in March 2014. This adjustment corrected a prior period shortfall.
Off-Balance Sheet Arrangements
As of and subsequent to December 31, 2015, we have no off-balance sheet arrangements.
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

ITEM 8.    FINANCIAL STATEMENTS

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheets (Unaudited) as of December 31, 2015 and 2014

Statements of Operations (Unaudited) for the years ended December 31, 2015 and 2014, and for the Development Period from October 11, 2006 to December 31, 2015

Statement of Changes in Stockholders’ (Deficit) for the Development Period from October 11, 2006 to December 31, 2015

Statements of Cash Flows for the years ended December 31, 2015 and 2014, and for the Development Period from October 11, 2006 to December 31, 2015

Notes to Financial Statements

RETROSPETTIVA, INC.
(A Development Stage Company)
 BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash	-	0
Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$3,904	$2,054
Accrued expenses	3,375	2,575
Advances payable - officer	6,934	6,934
Notes payable - stockholders	198,266	198,266
Accrued interest - stockholders	106,336	90,475
Total current liabilities	318,815	300,304

Commitments and contingencies (Notes 1, 2, 3, and 5)

Stockholders' (deficit):
Preferred stock - no par value, authorized 1,000,000 shares:
No shares issued or outstanding	-	-
Common stock - no par value, 100,000,000 shares authorized:
14,425,903 shares issued and outstanding	6,903,766	6,903,766
Additional paid-in capital	235,873	234,353
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
(Accumulated deficit) during development stage	(156,219)	(136,188)
Total stockholders' (deficit)	(318,815)	(300,304)

Total liabilities and stockholders' (deficit)	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
 STATEMENTS OF OPERATIONS
for the twelve months ended December 31, 2015 and 2014
and for the Development Period from October 11, 2006 to December 31, 2015
(Unaudited)

					Development Period
					October 11, 2006
	2015		2014		to Dec 31, 2015

Revenues		$-		$-	$-

Expenses:
General and administrative:					-
Financing costs		-		-	2,917
Consulting fees		-		-	8,029
Accounting and legal		1,243		1,988	127,548
Investor relations		2,127		2,975	41,046
Total expenses		3,370		4,963	179,541

Operating (loss)		(3,370)		(4,963)	(179,541)

Other income (expense):
Gain from litigation settlement		-		-	137,310
Interest (expense)		(15,861)		(16,158)	(106,336)
		(15,861)		(16,158)	30,974

Income (loss) before income taxes		(19,231)		(21,121)	(148,566)

Provision for income taxes		800		800	7,790

Net income (loss)		$(20,031)		$(21,921)	$(156,356)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
for the Development Period from October 11, 2006 to December 31, 2015

					(Accumulated
				Accumulated	Deficit)
			Additional	Deficit	During the	Total
	Common Stock		Paid - in	through	Development	Stockholders'
	Shares	Amount	Capital	October 11, 2006	Stage	(Deficit)

Balance, October 11, 2006	3,479,916	$6,892,820	$230,000	$(7,302,235)	$-	$(179,415)

Net (loss)	-	-	-	-	(26,440)	(26,440)
Balance, December 31, 2006	3,479,916	6,892,820	230,000	(7,302,235)	(26,440)	(205,855)

Shares issued for loan fees at
$0.001 per share, July 2, 2007	945,987	946	-	-	-	946

Shares issued for loan fees at
$0.001 per share, November 14, 2007	10,000,000	10,000	-	-	-	10,000

Net income	-	-	-	-	91,889	91,889
Balance, December 31, 2007	14,425,903	6,903,766	230,000	(7,302,235)	65,449	(103,020)

Net (loss)	-	-	-	-	(36,277)	(36,277)
Balance, December 31, 2008	14,425,903	6,903,766	230,000	(7,302,235)	29,172	(139,297)

Net (loss)	-	-	-	-	(29,466)	(29,466)
Balance, December 31, 2009	14,425,903	6,903,766	230,000	(7,302,235)	(294)	(168,763)

Net (loss)	-	-	-	-	(33,853)	(33,853)
Balance, December 31, 2010	14,425,903	$6,903,766	$230,000	$(7,302,235)	$(34,147)	$(202,616)

Net (loss)	-	-	-	-	(26,243)	(26,243)
Balance, December 31, 2011	14,425,903	$6,903,766	$230,000	$(7,302,235)	$(60,390)	$(228,859)

Net (loss)	-	-	-	-	(31,298)	(31,298)
Balance, December 31, 2012	14,425,903	$6,903,766	$230,000	$(7,302,235)	$(91,688)	$(260,157)
(Unaudited)

Net (loss)	-	-	-	-	(22,579)	(22,579)
Balance, December 31, 2013	14,425,903	$6,903,766	$230,000	$(7,302,235)	$(114,267)	$(282,736)
(Unaudited)

Net (loss)	-	-	4,353	-	(21,921)	(17,568)
Balance, December 31, 2014	14,425,903	$6,903,766	$234,353	$(7,302,235)	$(136,188)	$(300,304)
(Unaudited)

Net (loss)	-	-	1,520	-	(20,031)	(18,511)
Balance, December 31, 2015	14,425,903	$6,903,766	$235,873	$(7,302,235)	$(156,219)	$(318,815)
(Unaudited)
The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS
for the twelve months ended December 31, 2015 and 2014,
and for the Development Period from October 11, 2006 to December 31, 2015

			Development Period
			October 11, 2006
	2015	2014	to December 31, 2015

Cash flows from operating activities:
Net income (loss)	$(20,031)	$(21,921)	$(127,030)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Gain from litigation settlement			(137,310)
Shares issued for loan fees and consulting fees			10,946
Changes in operating assets and liabilities:
Accounts payable	1,850	610	(5,096)
Accrued expenses	800	800	2,900
Judgement payable			(27,750)
Accrued interest	15,861	16,158	87,635
Total adjustments	18,511	17,568	(68,675)

Net cash (used in) operating activities	(1,520)	(4,353)	(195,705)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable - stockholders			182,898
Cash Proceeds from add'l Paid in Capital	1,520	4,353	5,873
Advances from officer			6,934
Net cash provided by financing activities	1,520	4,353	195,705

Net increase in cash and equivalents	-	-	-

Cash and equivalents at beginning of year	-	-	-

Cash and equivalents at end of year	$-	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$7,670

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

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

Fair Value of Financial Instruments:    ASC 825, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include accounts payable, advances payable, accrued liabilities and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:
Period Ending	Estimated NOL Carry-forward	NOL Expires	Potential Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2015	$587,000	2034	$133,000	$(133,000)	$--	$--
December 31, 2014	$584,000	2034	$132,000	$(132,000)	$--	$--

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.00%)
State tax (benefit) net of federal benefit	(7.65%)
Deferred income tax valuation allowance	22.65%
Actual tax rate	0%

The Company also is obligated to pay franchise taxes and related fees to the State of California.  At December 31, 2015, accrued and unpaid franchise taxes and related fees totaled $3,375.

4.     Capital Stock

Preferred Stock    The Company has authorized 1,000,000 shares of no par value preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.  The Company has not issued any preferred shares.

Common Stock     The Company has authorized 100,000,000 shares of no par value common stock.  On September 22, 2008, the stockholders approved an increase in the authorized shares of common stock from 15,000,000 shares to 100,000,000 shares.  As of December 31, 2015, there were 14,425,903 shares issued and outstanding.

During 2007, the Company issued 10,945,987 shares of common stock as additional consideration under loan arrangements provided by the President and a stockholder.  The shares were valued by the Company at $0.001 per share, and the Company recorded financing costs and consulting fees totaling $10,946 related to this stock issuance.

5.     Notes Payable - Stockholders

Effective July 2, 2007, the Company entered into a note payable agreement with a related party that provides for borrowings up to the principal amount of $64,871.  The note is uncollateralized and bears interest at an annual rate of 8%.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  As of December 31, 2015, the outstanding balance of the note payable was $64,871.  The original due date of June 30, 2008 was extended to June 30, 2009, and effective June 30, 2009, the stockholder agreed to modify the terms of the note to make it due on demand.

Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder.  The agreement provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  The stock was valued at $10,000 and the Company recorded the $10,000 expense as financing costs of $1,971 and consulting fees of $8,029.  As of December 31, 2015, outstanding borrowings under the agreement totaled $133,395, including $-0-borrowed during 2015.  The amount available for future borrowings was $(-62.00) or nil at December 31, 2015.

The Company accrued interest expense of $15,861 on the two notes payable to stockholders during 2015.

6.     Related Party Transactions

The Company’s President periodically advances funds to the Company so that it can meet its financial obligations.  During 2015, the President advanced no additional funds to the Company.  As of December 31, 2015, the aggregate amounts advanced, including amounts advanced and repayments during previous periods, were $6,934.  These advances are due on demand, uncollateralized and bear no interest.

The Company uses the offices of its President for its minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our accountants during the two years ended December 31, 2015.
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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2015, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following individual presently serves as our sole officer and director:
			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since

Borivoje Vukadinovic Los Angeles, CA	54	President, Chief Executive Officer, Chief Financial Officer and Director	1991
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
Board Committees
Our Board of Directors has not established a standing Audit, Compensation and Nominating Committee during 2015.
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

ITEM 11.    EXECUTIVE COMPENSATION
The following table summarizes the total compensation for the last two years of all persons who served as our chief executive officer (“Named Executive Officers”).  Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:
Summary Compensation Table

Name and Principal Position	Year	Salary		All Other Compensation	Total
Borivoje Vukadinovic	2015		$0	$0	$0
Director, C.E.O., and C.F.O.	2014	%	0	$0	$0

As of December 31, 2015, and for the two years ended December 31, 2015, we did not have an employment agreement with our executive officer.

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Borivoje Vukadinovic	$ 0	$ 0	$ 0	$ 0	$ 0

All officers and directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2015, there were no outstanding equity awards.  During the two years ended December 31, 2015, we did not grant any equity awards.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2016, there are a total of 14,425,903 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
At various times during the seven years ended December 31, 2015, Borivoje Vukadinovic advanced $31,341 to us so that we could meet our financial obligations.  We have repaid $24,407 of these advances and the balance owed at December 31, 2015 is $6,934.  In addition, effective July 2, 2007, we entered into a note payable agreement with Gary Agron that provides for maximum borrowings up to $64,871.  The note is due on demand, as extended, is uncollateralized, and bears interest at an annual rate of 8%.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  During 2007, we received proceeds of $64,871 under the terms of this note, all of which remain outstanding as of December 31, 2015.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth fees billed by our principal accounting firm of Schumacher & Associates, Inc. in the last two years ended December 31, 2015:
	2015	2014
Audit Fees	$-0-	$-0-
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$-0-	$-0-

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
RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: March 30, 2016	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

RETROSPETTIVA, INC.

/s/ Borivoje Vukadinovic
Dated: March 30, 2016	By: Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer