Form 10-Q
period 2016-03-31
RETROSPETTIVA INC
filed 2016-05-13
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       March 31, 2016

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
 Yes  [X ]    No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  14,425,903 shares of common stock outstanding as of March 31, 2016.

RETROSPETTIVA, INC.

RETROSPETTIVA, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash		0
Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$2,731	$3,904
Accrued expenses	3,575	3,375
Advances payable - officer	6,934	6,934
Notes payable - stockholders	198,266	198,266
Accrued interest - stockholders	110,290	106,336
Total current liabilities	321,797	318,815

Commitments and contingencies (Notes 1, 2, 3, and 5)

Stockholders' (deficit):
Preferred stock - no par value, authorized 1,000,000 shares:
No shares issued or outstanding	-	-
Common stock - no par value, 100,000,000 shares authorized:
14,425,903 shares issued and outstanding	6,903,766	6,903,766
Additional paid-in capital	238,866	235,873
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
(Accumulated deficit) during development stage	(162,193)	(156,219)
Total stockholders' (deficit)	(321,797)	(318,815)

Total liabilities and stockholders' (deficit)	$0	$0.00

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended March 31, 2016 and 2015
and for the Development Period from October 11, 2006 to March 31, 2016
(Unaudited)

					Development Period
					October 11, 2006
	2016		2015		to Mar 31, 2016

Revenues		$-		$-	$-

Expenses:
General and administrative:					-
Financing costs		-		-	2,917
Consulting fees		-		-	8,029
Accounting and legal		525		450	128,073
Investor relations		1,295		411	42,341
Total expenses		1,820		861	181,360

Operating (loss)		(1,820)		(861)	(181,360)

Other income (expense):
Gain from litigation settlement		-		-	137,310
Interest (expense)		(3,954)		(3,911)	(110,290)
		(3,954)		(3,911)	27,020

Income (loss) before income taxes		(5,774)		(4,772)	(154,340)

Provision for income taxes		200		200	7,990

Net income (loss)		$(5,974)		$(4,972)	$(162,330)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil	$ Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2016, and 2015
and for the Development Period from October 11, 2006 to March 31, 2016
 (Unaudited)

			Development Period
			October 11, 2006
	2016	2015	to March 31, 2016

Cash flows from operating activities:
Net income (loss)	$(5,974)	$(4,971)	$(133,004)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Gain from litigation settlement			(137,310)
Shares issued for loan fees and consulting fees			10,946
Changes in operating assets and liabilities:
Accounts payable	(1,172)	860	(6,268)
Accrued expenses	200	200	3,100
Judgement payable			(27,750)
Accrued interest	3,954	3,911	91,589
Total adjustments	2,982	4,971	(65,693)

Net cash (used in) operating activities	(2,992)	-	(198,697)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable - stockholders		11,270	182,898
Cash Proceeds from add'l Paid in Capital	2,992		8,865
Advances from officer			6,934
Net cash provided by financing activities	2,992	11,270	198,697

Net increase in cash and equivalents	-	11,270	-

Cash and equivalents at beginning of year	-	-	-

Cash and equivalents at end of year	$-	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$7,670

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 March 31, 2016
(Unaudited)

1.     Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2016, results of operations for the three and three months ended March 31, 2016 and 2015, and cash flows for the three  months ended March 31, 2016 and 2015, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

Per Share Amounts:     Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if potentially dilutive securities are converted into common shares.  Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value.  During 2016 and 2015, the Company has not issued any potentially dilutive securities.

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

3.     Related Party Transactions

Effective July 2, 2007, the Company entered into a note payable agreement with a stockholder that provides for borrowings up to the principal amount of $64,871.  The note is uncollateralized and bears interest at an annual rate of 8%.  The original due date of June 30, 2008 has been modified, and the current terms of the note require it to be repaid upon demand.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  As of March 31, 2016, the outstanding balance of the note payable was $64,871.

Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder.  The agreement provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  As of March 31, 2016, outstanding borrowings under the agreement totaled $133,395, including $-0- borrowed during 2016.

The Company accrued interest expense of $ 3,954 on the two notes payable during the three months ended March 31, 2016.

In addition to funds advanced under the borrowing arrangements described above, The Company’s President previously advanced funds to the Company so that it could meet its financial obligations.  As of March 31, 2016, the aggregate amounts advanced, including amounts advanced and repayments during previous periods, were $6,934.  These advances are due on demand, uncollateralized and bear no interest.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
March 31, 2016	$ 2,000	Various	400	(400)	$(-0-)	$—
December 31, 2015	590,000	Various	133,000	(133,000)	$(-0-)	$—

Income taxes at the statutory rate are reconciled to the Company’s reported income tax expense (benefit) as follows:

Federal tax expense (benefit) at statutory rate	(15.00%)
State tax expense (benefit), net of federal tax	(7.65%)
Deferred income tax valuation allowance	22.65%
Reported tax rate	0%

The Company also paid franchise taxes and related fees totaling $900 in 2012 for taxes for the State of California.  At March 31, 2016 and  2015, the Company had accrued franchise taxes and related fees payable to the State of California totaling $ 3,575. and $2,775, respectively.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at March 31, 2016 and compares it to our financial condition at March 31, 2015. Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2016 and compares those results to the corresponding periods ended March 31, 2015.  This discussion and analysis should be read in conjunction with our unaudited financial statements for the year ended December 31, 2015, including footnotes, and the discussion and analysis included in our Form 10-K.

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

Liquidity and Capital Resources

As of March 31, 2016, we had a working capital deficit of $(321,797).  We had no current assets of $ -0- and current liabilities of $ 321,797.  This represents a $ 2,982 increase in the deficit from the working capital deficit of $(318,815) at December 31, 2015.  During the three months ended March 31, 2016, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company.  These costs were funded by an increase in Additional paid in capital this quarter.

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

On November 14, 2007, we entered into a loan agreement with our President and a stockholder.  The principal maximum amount that can be borrowed is $133,333.  The note is due on demand, is uncollateralized, bears interest at 8% per annum, and is convertible into restricted common stock at $0.10 per share.  We issued 10,000,000 shares of common stock as additional consideration for the note payable.  As of March 31, 2016, we had borrowed $133,395 under this arrangement and the amount available for future borrowings was $-62.

Our President previously advanced funds to us to meet our working capital needs.  As of March 31, 2016, we owe our President $6,934 for advances which are uncollateralized, non-interest bearing and due on demand.  During the three months ended March 31, 2016, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

Net cash used in operating activities was $(2,992) during the three  months of 2016 compared to cash used of -0- during the three months ended March 31, 2015.  For both periods, all of our cash needs were funding changes in the balance sheet items such as accounts payable and accrued interest and expenses.

Results of Operations – Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended March 31, 2016, we recorded a net loss of $(5,974), or $nil per share, compared to a loss for the corresponding period of 2015 of $(4,972) or $nil per share.  In neither period did we report any revenue.

Operating expenses increased to $ 1,820 for the quarter ended March 31, 2016, compared to $861 for 2015, a difference of $(959).  Accounting and auditing fees increased by $75 during 2016 while investor relations expenses increased by $884. Generally, the costs we incur are for meeting current reporting requirements for a public company.  During the most recent three months of 2016, we incurred interest expense of $3,954 related to the notes payable to stockholders, compared to $3,911 incurred in 2015 or a small change related to leap year. This is because the Principle amount has not changes since November 2013.
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

Item 4.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2016, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)            Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

a.   Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Borivoje Vukadinovic.
101	Interactive Data Files *To be filed by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETROSPETTIVA, INC

Date: May 13, 2016	By:	/s/ Borivoje Vukadinovic
Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer