Form 10-Q
period 2016-09-30
RETROSPETTIVA INC
filed 2016-11-14
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

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
 Yes  [X ]    No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,425,903 shares of common stock outstanding as of November 10, 2016.

RETROSPETTIVA, INC.

Index

Part I - FINANCIAL INFORMATION		Page
Item 1.	Financial Statements
	Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015 (unaudited)	2
	Statements of Operations (unaudited) for the three and nine months ended September 30, 2016 and 2015, and for the Development Period from October 11, 2006 to September 30, 2016.	3
	Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015, and for the Development Period from October 11, 2006 to September 30, 2016	5
	Notes to Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis or Plan of Operation	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits	14
SIGNATURES		15

RETROSPETTIVA, INC.
(A Development Stage Company)
BALANCE SHEETS

	September. 30, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash	-	0
Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$4,125	$3,904
Accrued expenses	3,775	3,375
Advances payable - officer	6,934	6,934
Notes payable - stockholders	198,266	198,266
Accrued interest - stockholders	118,243	106,336
Total current liabilities	331,343	318,815

Commitments and contingencies (Notes 1, 2, 3, and 5)

Stockholders' (deficit):
Preferred stock - no par value, authorized 1,000,000 shares:
No shares issued or outstanding	-	-
Common stock - no par value, 100,000,000 shares authorized:
14,425,903 shares issued and outstanding	6,903,766	6,903,766
Additional paid-in capital	239,866	235,873
Accumulated deficit through October 11, 2006	(7,302,235)	(7,302,235)
(Accumulated deficit) during development stage	(172,740)	(156,219)
Total stockholders' (deficit)	(331,343)	(318,815)

Total liabilities and stockholders' (deficit)	$0	$0.00

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended September 30, 2016 and 2015
 (Unaudited)

	2016		2015

Revenues		$-		$-

Expenses:
General and administrative:
Financing costs		-		-
Consulting fees		-		-
Accounting and legal		600		249
Investor relations		636		693
Total expenses		1,236		942

Operating (loss)		(1,236)		(942)

Other income (expense):
Gain from litigation settlement		-		-
Interest (expense)		(3,998)		(3,998)
		(3,998)		(3,998)

Income (loss) before income taxes		(5,234)		(4,940)

Provision for income taxes		-		200

Net income (loss)		$(5,234)		$(5,140)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the nine months ended September 30, 2016 and 2015
and for the Development Period from October 11, 2006 to September 30, 2016
(Unaudited)

					Development Period
					October 11, 2006
	2016		2015		to September 30, 2016

Revenues		$-		$-	$-

Expenses:
General and administrative:					-
Financing costs		-		-	2,917
Consulting fees		-		-	8,029
Accounting and legal		1,650		1,149	129,198
Investor relations		2,564		1,587	43,610
Total expenses		4,214		2,736	183,754

Operating (loss)		(4,214)		(2,736)	(183,754)

Other income (expense):
Gain from litigation settlement		-		-	137,310
Interest (expense)		(11,907)		(11,863)	(118,243)
		(11,907)		(11,863)	19,067

Income (loss) before income taxes		(16,121)		(14,599)	(164,687)

Provision for income taxes		400		600	8,190

Net income (loss)		$(16,521)		$(15,199)	$(172,877)

Net (loss) per common share:
Basic and Diluted	$	Nil	$	Nil	$ Nil

Weighted average shares outstanding:
Basic and Diluted		14,425,903		14,425,903

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2016, and 2015
and for the Development Period from October 11, 2006 to September 30, 2016
 (Unaudited)

			Development Period
			October 11, 2006
	2016	2015	to September 30, 2016

Cash flows from operating activities:
Net income (loss)	$(16,521)	$(15,199)	$(143,551)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Gain from litigation settlement			(137,310)
Shares issued for loan fees and consulting fees			10,946
Changes in operating assets and liabilities:
Accounts payable	221	1,216	(4,875)
Accrued expenses	400	600	3,300
Judgement payable			(27,750)
Accrued interest	11,907	11,863	99,542
Total adjustments	12,528	13,679	(56,147)

Net cash (used in) operating activities	(3,993)	(1,520)	(199,698)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable - stockholders			182,898
Cash Proceeds from add'l Paid in Capital	3,993	1,520	9,866
Advances from officer			6,934
Net cash provided by financing activities	3,993	1,520	199,698

Net increase in cash and equivalents	-		-

Cash and equivalents at beginning of year	-	-	-

Cash and equivalents at end of year	$-	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$7,670

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 September 30, 2016
(Unaudited)

1.     Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2016, results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

Accounting Standards Codification - In September 2009, FASB established the Accounting Standards Codification ("ASC") as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued subsequent to September 30, 2009, will be communicated by the FASB through Accounting Standards Updates (ASU's).  The ASC was effective during the period ended September 30, 2009.  Adoption of the ASC did not have an impact on the Company's financial position, results of operations or cash flows.

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

Fair Value Measurements – In January 2010, ASU 2010-6 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The ASU was adopted during the period ended September 30, 2010, and its adoption had no impact on the Company's financial position, results of operations or cash flows.

Consolidations – ASU 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The ASU was adopted during the period ended September 30, 2010, and its adoption had no impact on the Company's financial position, results of operations or cash flows.

Recently Issued Accounting Standards Updates.     The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company's financial position, results of operations, or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after September 15, 2010, with early adoption permitted.

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

3.     Related Party Transactions

Effective July 2, 2007, the Company entered into a note payable agreement with a stockholder that provides for borrowings up to the principal amount of $64,871.  The note is uncollateralized and bears interest at an annual rate of 8%.  The original due date of September 30, 2008 has been modified, and the current terms of the note require it to be repaid upon demand.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  As of September 30, 2016, the outstanding balance of the note payable was $64,871.

Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder.  The agreement provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%, and is convertible into restricted common stock at $0.10 per share.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  As of September 30, 2016, outstanding borrowings under the agreement totaled $133,395, including $-0- borrowed during 2016.

The Company accrued interest expense of $ 11,907 on the two notes payable during the nine months ended September 30, 2016.

In addition to funds advanced under the borrowing arrangements described above, The Company's President previously advanced funds to the Company so that it could meet its financial obligations.  As of September 30, 2016, the aggregate amounts advanced, including amounts advanced and repayments during previous periods, were $6,934.  These advances are due on demand, uncollateralized and bear no interest.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
September 30, 2016	$ 4,600	Various	1,000	(1,000)	$(-0-)	$—
December 31, 2015	588,000	Various	133,000	(133,000)	$(-0-)	$—

Income taxes at the statutory rate are reconciled to the Company's reported income tax expense (benefit) as follows:

Federal tax expense (benefit) at statutory rate	(15.00%)
State tax expense (benefit), net of federal tax	(7.65%)
Deferred income tax valuation allowance	22.65%
Reported tax rate	0%

The Company also paid franchise taxes and related fees totaling $900 in 2012 for taxes for the State of California.  At September 30, 2016 and 2015, the Company had accrued franchise taxes and related fees payable to the State of California totaling $ 3,775. and $2,975, respectively.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at September 30, 2016 and compares it to our financial condition at September 30, 2015. Finally, the discussion summarizes the results of our operations for the three and nine months ended September 30, 2016 and compares those results to the corresponding periods ended September 30, 2015.  This discussion and analysis should be read in conjunction with our unaudited financial statements for the year ended December 31, 2015, including footnotes, and the discussion and analysis included in our Form 10-K.

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

Liquidity and Capital Resources

As of September 30, 2016, we had a working capital deficit of $(331,343).  We had no current assets of $ -0- and current liabilities of $ 331,343.  This represents a $ 12,528 increase in the deficit from the working capital deficit of $(318,815) at December 31, 2015.  During the nine months ended September 30, 2016, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company.  These costs were funded by an increase in Additional paid in capital this quarter.

We will need additional funding to achieve our ultimate goals.  We do not believe we are a candidate for conventional debt financing and in the past we have relied on loans and advances from stockholders to fund our operations; however we have no guarantee that our stockholders will be willing and able to fund all of our future financing needs.

We entered into a note payable agreement with one of our stockholders effective July 2, 2007.  The note provides for borrowings up to the principal amount of $64,871, is uncollateralized, and bears interest at an annual rate of 8%.  The original due date of September 30, 2008 has been modified, and the current terms of the note require it to be repaid upon demand.  We issued 945,987 shares of our common stock as additional consideration for the loan agreement.

On November 14, 2007, we entered into a loan agreement with our President and a stockholder.  The principal maximum amount that can be borrowed is $133,333.  The note is due on demand, is uncollateralized, bears interest at 8% per annum, and is convertible into restricted common stock at $0.10 per share.  We issued 10,000,000 shares of common stock as additional consideration for the note payable.  As of September 30, 2016, we had borrowed $133,395 under this arrangement and the amount available for future borrowings was $-62.

Our President previously advanced funds to us to meet our working capital needs.  As of September 30, 2016, we owe our President $6,934 for advances which are uncollateralized, non-interest bearing and due on demand.  During the nine months ended September 30, 2016, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

Net cash used in operating activities was $(3,993) during the nine months of 2016 compared to cash used of (1,520) during the nine months ended September 30, 2015.  For both periods, all of our cash needs were funding changes in the balance sheet items such as accounts payable and accrued interest and expenses.
Results of Operations – Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
For the three months ended September 30, 2016, we recorded a net loss of $(5,234), or $nil per share, compared to a loss for the corresponding period of 2015 of $(5,140) or $nil per share.  In neither period did we report any revenue.

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.
Operating expenses increased to $1,236 for the quarter ended September 30, 2016, compared to $942 for 2015, a difference of $294.  Accounting and auditing fees increased by $351 during 2016 while investor relations expenses decreased by ($57). Generally, the costs we incur are for meeting current reporting requirements for a public company.  During the recent three months of 2016, we incurred interest expense of $3,998 related to the notes payable to stockholders, compared to $3,998 incurred in 2015 or no change. This is because the Principle amount has not changes since November 2013.
Results of Operations – Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016, we recorded a net loss of $(16,521), or $nil per share, compared to a loss for the corresponding period of 2015 of $(15,199) or $nil per share.  In neither period did we report any revenue.

Operating expenses increased to $ 4,214 for the quarter ended September 30, 2016, compared to $2,736 for 2015, a difference of $(1,478).  Accounting and auditing fees increased by $501 during 2016 while investor relations expenses increased by $977. Generally, the costs we incur are for meeting current reporting requirements for a public company.  During the most recent nine months of 2016, we incurred interest expense of $11,907 related to the notes payable to stockholders, compared to $11,863 incurred in 2015 or a small change related to leap year. This is because the Principle amount has not changes since November 2013.
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

Item 4.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2016, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)            Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RETROSPETTIVA, INC

Date: November 14, 2016	By:	/s/ Borivoje Vukadinovic
Borivoje Vukadinovic, Director, Chief Executive Officer, and Chief Financial Officer