Form 10-K/A
period 2015-12-31
AMMO, INC.
filed 2017-02-14
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-K / A No.1
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

$.001 Par Value Common Stock
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

Non-accelerated filer  ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes    ☐  No
The aggregate market value of the Common Stock of Retrospettiva, Inc. by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $63,348.
As of December 15, 2016 there were 577,056 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:  None.

ADDITIONAL INFORMATION
Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

 ***Reason for Amendment
The Company is filing this Amendment No.1 to Form 10-K for the year ending 2015 and comparative year 2014 with audited financial statements.  The changes in the 2015 audited financial statements and on the Form 10-K/A No.1 reflect the recent 1 for 25 reverse stock split, effective February 6, 2017 and current management signatures concurring with the changes.
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

Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	The worldwide economic situation;
•	Any change in interest rates or inflation;
•	The willingness and ability of third parties to honor their contractual commitments;
•	The Company's ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	The Company's capital costs, as they may be affected by delays or cost overruns;
•	The Company's costs of production;
•	Environmental and other regulations, as the same presently exist or may later be amended;
•	The Company's ability to identify, finance and integrate any future acquisitions; and
•	The volatility of the Company's stock price.

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

From 2002 until 2006, the Company was dormant.  Effective October 11, 2006, the Company commenced activities to become current in reporting with the SEC with the intention to become a publicly traded company. Retrospettiva intends to evaluate, structure and complete a merger with, or acquisition of, one or a small number of private companies, partnerships or sole proprietorships. Retrospettiva may seek to acquire a controlling interest in one or more private companies in contemplation of later completing an acquisition.

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
Employees
We currently have no salaried employees and none of our officers, directors or principal stockholders are currently receiving any compensation for their services. Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

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

On February 24, 2016, the "best bid" and "best ask" quotations by OTC Markets Group, Inc.  were $0.03 and $0.0411, respectively, and an average daily volume of 490 shares was reported for the past 30 days.

Holders

As of March 1, 2016 a total of 577,056 (14,425,903 pre-split) shares of our common stock were outstanding and there were approximately 72 holders of record.
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

Liquidity and Capital Resources

As of December 31, 2015, we had a working capital deficit of $(318,815).  We had no current assets and current liabilities were $318,815.  This represents an $18,511 increase in the deficit from the working capital deficit of $(300,304) reported at December 31, 2014.  During the year ended December 31, 2015, our working capital deficit increased because of costs incurred to revive our business and to meet the ongoing reporting requirements for a public company.  These costs were funded by an increase in current liabilities and additional paid-in capital.

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

Net cash used in operating activities was $1,520 during the year ended December 31, 2015, compared to $4,353 used during 2014.  For both years, all of our expenses were funded by related parties.
Results of Operations - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
We are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the year ended December 31, 2015, we recorded a net loss of $(20,031), or ($.03) per share, compared to a net loss for 2014 of $(21,921) or ($.04) per share.  In neither period did we report any revenue.

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
Off-Balance Sheet Arrangements\
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

ITEM 8.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Retrospettiva, Inc.

We have audited the accompanying balance sheets of Retrospettiva, Inc., as of December 31, 2015 and 2014, and the related statements of operations, shareholders' (deficit), and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retrospettiva, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has no business operations, has recurring losses, and has negative working capital and shareholders' deficits at December 31, 2015, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHUMACHER & ASSOCIATES, INC
SCHUMACHER & ASSOCIATES, INC.

Littleton, Colorado
 February 10, 2017

RETROSPETTIVA, INC.
BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

Current assets:
Cash	-	0
Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$3,904	$2,054
Accrued expenses	3,375	2,575
Advances payable - officer	6,934	6,934
Notes payable - stockholders	198,266	198,266
Accrued interest - stockholders	106,336	90,475
Total current liabilities	318,815	300,304

Commitments and contingencies (Notes 1, 2, 3, 5, 6 and 7)

Stockholders' (deficit):
Preferred stock - no par value, authorized 1,000,000 shares:
No shares issued or outstanding	-	-
Common stock - .001 par value, 100,000,000 shares authorized:
577,056 shares issued and outstanding	577	577
Additional paid-in capital	7,139,062	7,137,542
Accumulated deficit	(7,458,454)	(7,438,423)
Total stockholders' (deficit)	(318,815)	(300,304)

Total liabilities and stockholders' (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
STATEMENTS OF OPERATIONS
for the years ended December 31, 2015 and 2014

	2015	2014

Revenues	$-	$-

Expenses:
General and administrative:
Accounting and legal	1,243	1,988
Investor relations	2,127	2,975
Total expenses	3,370	4,963

Operating (loss)	(3,370)	(4,963)

Other income (expense):
Franchise Tax	(800)	(800)
Interest (expense)	(15,861)	(16,158)
	(16,661)	(16,958)

Net income (loss)	$(20,031)	$(21,921)

Net (loss) per common share:
Basic and Diluted	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic and Diluted	577,056	577,056

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
for the Period from January 1, 2014 to December 31, 2015

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2014	577,056	$577	$7,133,189	$(7,416,502)	$(282,736)

Net (loss)	-	-	4,353	(21,921)	(17,568)
Balance, December 31, 2014	577,056	577	7,137,542	(7,438,423)	(300,304)

Net (loss)	-	-	1,520	(20,031)	(18,511)
Balance, December 31, 2015	577,056	$577	$7,139,062	$(7,458,454)	$(318,815)

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2015 and 2014,

	2015	2014

Cash flows from operating activities:
Net income (loss)	$(20,031)	$(21,921)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,850	610
Accrued expenses	800	800
Accrued interest	15,861	16,158
Total adjustments	18,511	17,568

Net cash (used in) operating activities	(1,520)	(4,353)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Additional Paid in Capital	1,520	4,353
Net cash provided by financing activities	1,520	4,353

Net increase in cash and equivalents	-	-

Cash and equivalents at beginning of year	-	-

Cash and equivalents at end of year	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

RETROSPETTIVA, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

1.     Overview and Summary of Significant Accounting Policies

Basis of Presentation:    Retrospettiva, Inc. (the "Company") was organized under the laws of the State of California in November, 1990 to manufacture and import textile products, including both finished garments and fabrics. The Company's manufacturing facilities and inventories were primarily located in Europe.  The Company ceased operations in 2001 and has been inactive since 2002.  Effective August 2, 2004, the Company was terminated, by administrative action of the State of California as a result of non-filing of required documents with the State of California.  Effective February 15, 2007, the Company reinstated its charter. The Company was again terminated and then reinstated effective December, 2016.

Effective October 11, 2006 efforts commenced to revive the Company.  Legal counsel was hired to address litigation involving the Company and activities were undertaken to prepare and file delinquent tax and financial reports.  Furthermore, a financial judgment against the Company dating back to 2002 was addressed and a final settlement was reached in October, 2007.  The Company filed various delinquent reports to become current in its reporting obligations to the Securities and Exchange Commission ("SEC") and various taxing authorities.

The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.  The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

Revenue Recognition:    The Company has not generated any revenues during the years ended December 15, 2015 and 2014.  It is the Company's policy that product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

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

Income Taxes:    Income taxes are recorded in accordance with Statement of Financial Accounting Standards (SFAS) ASC 740, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss carry-forwards.  Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized.  Valuation allowances have been established to reduce the carrying value of deferred tax assets in recognition of significant uncertainties regarding their ultimate realization.  Further, the evaluation has determined that there are no uncertain tax positions required to be disclosed.

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

Fair Value of Financial Instruments:    ASC 825, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments.  ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014.

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

There were various accounting standards updates recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries.  None of the recent updates are expected to have a material impact on the Company's financial position, operations, or cash flows.

2.     Going Concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, the Company has no business operations, has recurring losses, has negative working capital, and has a total stockholders' deficit.  The Company does not currently have any revenue generating operations.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Management has opted to file the Company's periodic financial reports with the Securities and Exchange Commission (SEC) and to seek potential candidates for a merger, acquisition, or similar transaction.  Our plan is to evaluate prospects, structure a transaction, and ultimately combine with another entity.  Management believes that this plan provides an opportunity for the Company to continue as a going concern.

3.     Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards. The net operating loss carryforwards, if not used, will expire in various years through 2035, and are severely restricted as per the Internal Revenue code if there is a change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carryforwards may be further limited by other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:
Period Ending	Estimated NOL Carry-forward	NOL Expires	Potential Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2015	$300,000	various	$67,950	$(67,950)	$--	$--
December 31, 2014	$300,000	various	$67,950	$(67,950)	$--	$--

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.00%)
State tax (benefit) net of federal benefit	(7.65%)
Deferred income tax valuation allowance	22.65%
Actual tax rate	0%

The Company also is obligated to pay franchise taxes and related fees to the State of California.  At December 31, 2015 and 2014 the Company was delinquent in its state filings, however it was reinstated to good standing in December, 2016.

4.     Capital Stock

Preferred Stock    The Company has authorized 1,000,000 shares of no par value preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.  The Company has not issued any preferred shares.

Common Stock     The Company has authorized 100,000,000 shares of no par value common stock.  On September 22, 2008, the stockholders approved an increase in the authorized shares of common stock from 15,000,000 shares to 100,000,000 shares.  As of December 31, 2015, there were 14,425,903 shares issued and outstanding. Effective February 3, 2017, the Company effected a 1 for 25 reverse stock split of its common stock, resulting in a reduction of its outstanding shares to 577,056. All references to outstanding stock have been retroactively adjusted to reflect this split.

During 2007, the Company issued 437,839 (10,945,987 pre-split) shares of common stock as additional consideration under loan arrangements provided by the President and a stockholder.  The shares were valued by the Company at $0.001 per share, and the Company recorded financing costs and consulting fees totaling $10,946 related to this stock issuance.

In Addition, In December 2016, the Company re-domiciled to Delaware and changed its par value to $0.001.

5.     Notes Payable – Stockholders

Effective July 2, 2007, the Company entered into a note payable agreement with a related party that provides for borrowings up to the principal amount of $64,871.  The note is uncollateralized and bears interest at an annual rate of 8%.  The Company issued 37,839 (945,987 pre-split) shares of its common stock as additional consideration for the note payable.  As of December 31, 2015, the outstanding balance of the note payable was $64,871.  The original due date of June 30, 2008 was extended to June 30, 2009, and effective June 30, 2009, the stockholder agreed to modify the terms of the note to make it due on demand.

Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder.  The agreement provides for borrowings up to the principal amount of $133,333.  The note is due on demand, is uncollateralized, bears interest at an annual rate of 8%. As of December 31, 2015 and 2014, outstanding borrowings under the agreement totaled $133,395.

During the years ended December 31, 2015 and 2014, the Company accrued interest expense of $15,861 and $16,158, respectively, on the two notes payable to stockholders. Accrued interest payable to these stockholders totaled $106,336 and $90,475, at December 31, 2015 and 2014, respectively.

6.     Related Party Transactions

The Company's President periodically advances funds to the Company so that it can meet its financial obligations.  During 2015, the President advanced no additional funds to the Company.  As of December 31, 2015, the aggregate amounts advanced, including amounts advanced and repayments during previous periods, were $6,934.  These advances are due on demand, uncollateralized and bear no interest. In addition, during 2015 and 2014, two stockholders advanced $1,520 and $4,353, respectively, to the Company.  These advances were recorded as additional paid-in capital.

The Company uses the offices of its President for its minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

7.     Subsequent Events

On December 15, 2016, the Company's Majority shareholders sold 475,679 (11,891,976  pre-split) of their outstanding shares to an individual resulting in a change in control of the Company.

On December 15, 2016, Retrospettiva, Inc., a California corporation (the "Company"), accepted the resignation of Borivoje Vukadinovic as the sole Officer and as a member of the Company's Board of Directors.  His resignation did not involve any disagreement with the Company. On December 15, 2016, Mr. Fred W. Wagenhals ("Mr. Wagenhals") was appointed as sole Officer and the sole member of the Company's Board of Directors.  On December 15, 2016, Mr. Wagenhals accepted the appointment.
On December 15, 2016, the Company's Board of Directors, in conjunction with the corporate actions referenced herein approved the following: (i) to change its name from Retrospettiva, Inc. to AMMO, Inc., and (ii) a change to the Company's OTC trading symbol.

On December 15, 2016, the Company's Board of Directors approved a 1-for-25 reverse stock split ("Reverse Split") of the issued and outstanding shares of Common Stock of the Company.  As a result of the Reverse Split, the current 14,425,903 issued and outstanding shares of Common Stock shall represent 577,056 post Reverse Split shares; no shareholder shall be reversed below 100 shares and any and all fractional shares resulting from the Reverse Split shall be rounded up to the next whole share.
              On December 15, 2016, our Board of Directors approved an agreement and plan of merger to re-domicile and change the Company's state of incorporation from California to the State of Delaware and to carry out a continuance of our company from the State of California to the State of Delaware.
            On December 30, 2016, we filed articles of merger with the California Secretary of State to effect the domicile change to the State of Delaware and we filed a Certificate of Merger with the Delaware Secretary of State to effect the domicile change to the State of Delaware.
In conjunction with the domicile change, our Board of Directors adopted a new certificate of incorporation under the laws of the State of Delaware to increase our authorized number of shares of common stock from 15,000,000 to 100,000,000 shares of common stock, with a par value of $0.001.
On December 15, 2016, the Company owed approximately $317,000 in debt and related accrued interest payable to Borivoje Vukadinovic and Gary Agron ("Debt Holders").  The Company authorized a Debt Conversion Agreement, dated December 15, 2016, between the Company and the Debt Holders pursuant to which Debt Holders and the Company mutually agree to the  following: 1) cancel approximately $292,000 of the total debt owed to the Debt Holders ("Debt Cancellation"); and 2) in consideration for Debt Cancellation, the Company will convert a total amount of Twenty-Five Thousand Dollars ($25,000), which is equal to certain amounts remaining owed by Company to Debt Holders into a onetime conversion ratio of 500,000 restricted shares of the Company's common stock (post stock split) to be valued at $0.05 per share.  The balance of the debt of approximately $292,000 was canceled by the debt holders. The Debt Conversion Agreement was not executed nor the 500,000 shares issued as of February 10, 2017.
On January 3, 2017 the Company and Ammo, Inc. a Delaware corporation (Ammo), executed a binding letter of intent (LOI) whereby the Company and Ammo will execute a Plan of Merger Agreement in which the Company will acquire 100% of Ammo in exchange for up to 18,000,000 post-split shares of common stock of the Company.  As of the date of this filing, the Company is still in due diligence stages and has no plans to finalize the transaction until the completion of the due diligence stage and final documentation.
On February 3, 2017, the Financial Industry Regulatory Authority ("FINRA") approved: (i) the Company's name change to AMMO, Inc.; and (ii) the plan of merger to re-domicile and change the Company's state of incorporation from California to the State of Delaware and to carry out a continuance of our company from the State of California to the State of Delaware; and (iii) the 1-for-25 Reverse Split of the issued and outstanding shares of Common Stock of the Company.  Additionally, the Company's ticker symbol will change from "RTRO" to "POWW".

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

(b) Changes in Internal Control over Financial Reporting.  During 2015, there were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer and the Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 11.    EXECUTIVE COMPENSATION
The following table summarizes the total compensation for the last two years of all persons who served as our chief executive officer ("Named Executive Officers").  Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:
Summary Compensation Table

Name and Principal Position	Year	Salary	All Other Compensation	Total
Borivoje Vukadinovic	2015	$ 0	$ 0	$ 0
Director, C.E.O., and C.F.O.	2014	$ 0	$ 0	$ 0

As of December 31, 2015, and for the two years ended December 31, 2015, we did not have an employment agreement with our executive officer.

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Borivoje Vukadinovic	$ 0	$ 0	$ 0	$ 0	$ 0

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2016, there are a total of 577,056 (14,425,903 pre-split) shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name and Address of	Shares Beneficially Owned
Beneficial Owner	Number	Percentage (%)
Borivoje Vukadinovic(1)	(237,840 pre-split)	41.1%
112 West 9th Street, Suite 518
Los Angeles, CA 90015

Gary Agron	(237,839 pre-split)	41.1%
5445 DTC Parkway, Suite 520
Englewood, CO 80111

All officers and directors as a group
(1 persons)	(237,840 pre-split)	41.1%
____________________
(1) Officer and director.

Changes in Control

Our two principal stockholders own 475,679 pre-split shares, or 82% of our outstanding common stock.  One of the principal stockholders serves as our sole officer and director.  They exercise significance influence over the control of our Company and may be able to cause or prevent a change in control.

Equity Incentive Plan

We do not have an equity incentive plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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
PART IV
ITEM 15.    EXHIBITS

The following exhibits are filed with or incorporated by referenced in this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RETROSPETTIVA, INC.

/s/ Fred W. Wagenhals
Dated: February 13, 2017	By: Fred W, Wagenhals, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.
RETROSPETTIVA, INC.

/s/ Fred W. Wagenhals
Dated: February 13, 2017	By: Fred W. Wagenhals, Director, Chief Executive Officer, and Chief Financial Officer