Form 10-K
period 2016-12-31
AMMO, INC.
filed 2017-03-16
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 333-29295
AMMO, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0957912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6401 East Thomas Road, #106, Scottsdale AZ	85251
(Address of principal executive offices)	(Zip Code)

480-947-0001
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None	N/A
Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001
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

Non-accelerated filer  ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes    ☐  No
The aggregate market value of the Common Stock of AMMO, Inc. by non-affiliates as of the last business day of the registrant's most recently completed fourth quarter was $126,721.
As of March 13, 2017 there were 1,077,056 shares of Common Stock outstanding.
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

PART I
ITEM 1.   BUSINESS.
Overview
Ammo, Inc. (formerly Retrospettiva, Inc.)(The Company) was organized under the laws of the State of California in November, 1990 for the purpose of manufacturing and importing textile products, including finished garments and fabrics.  Our manufacturing facilities and inventories were primarily located in Europe.  Our European operations were based in and around Macedonia.  On July 2, 2001, we announced that the civil war in Macedonia rendered it impossible to continue operations.  We ceased operations and liquidated all of our assets.

From 2002 until 2006, the Company was dormant.  Effective October 11, 2006, the Company commenced activities to become current in reporting with the SEC with the intention to become a publicly traded company. The Company intends to evaluate, structure and complete a merger with, or acquisition of, one or a small number of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in one or more private companies in contemplation of later completing an acquisition.

In December 2016, the Company changed its name to AMMO, Inc. and re-domiciled to the State of Delaware.
General
The Company proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunity ventures. As of the date hereof, the Company has business opportunities or ventures under contemplation for acquisition or merger but proposes to investigate potential opportunities with investors or entrepreneurs with a concept which has not yet been placed in operation, or with firms which are developing companies.  After the Company has completed a merger or acquisition, the surviving entity would be AMMO, Inc.; however, management from the acquired entity would in all likelihood be retained to operate AMMO, Inc. Due to the absence of capital available for investment by the Company, the types of business seeking to be acquired by the Company will invariably be small and high risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its common stock.

It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (1) management's willingness to enter into unproven, speculative ventures; (2) management's contacts and acquaintances; and (3) the Company's flexibility with respect to the manner in which it may structure potential financing, mergers or acquisitions. However, there is no assurance that Company will be able to structure, finance, merge with or acquire any business opportunity or venture.
Operation of the Company
The Company intends to search throughout the United States for a merger or acquisition candidate; however, because of its lack of capital, the Company believes that the merger or acquisition candidate will be conducting business within limited geographical area.

The Company's executive officers will seek acquisition/merger candidates or orally contact individuals or broker dealers and advise them of the availability of the Company as an acquisition candidate. The Company's executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in the best interests of the Company and its shareholders.

The Company may employ outside consultants until a merger or acquisition candidate has been targeted by the Company, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While the Company may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. As of the date hereof, the Company has not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing the business purpose of the Company.

Selection of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors who are not professional business analysts and have had little previous training or experience in business analysis. In as much as the Company will have no funds available to it in its search for business opportunities and ventures, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will, however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

As part of the Company's investigation, representatives of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Company's limited financial resources and management and technical expertise.

Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history, management resumes, financial information, available projections with related assumptions upon which they are based, evidence of existing patents, trademarks or service marks or rights thereto, current and proposed forms of compensation to management, a description of transactions between the prospective entity and its affiliates during relevant periods, a description of current and required facilities, an analysis of risks and competitive conditions, and other information deemed relevant.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others.

The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, the Company will consider the following kinds of factors:

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

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. The Company does not plan to raise any capital at the present time, by private placements; public offerings, pursuant to Regulation S promulgated under the Securities Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the identification of an acquisition or merger candidate.

Form of Merger or Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the merger or acquisition candidate, and the relative negotiating strength of the Company and such merger or acquisition candidate. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. The Company's participation may be structured as an asset purchase, a lease, a license, a joint venture, a partnership, a merger or an acquisition of securities.

As set forth above, the Company may acquire its participation in a business opportunity through the issuance of common stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20% or less of the total issued and outstanding common stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of common stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

The present management and shareholders of the Company will in all likelihood not have control of a majority of the voting shares of the Company following a reorganization transaction. In fact, it is probable that the shareholders of the acquired entity will gain control of the Company. The terms of sale of the shares presently held by management of the Company may not be afforded to other shareholders of the Company. As part of any transaction, the Company's directors may resign and new directors may be appointed without any vote by the shareholders.

 The Company has an unwritten policy that it will not acquire or merge with a business or company in which the Company's management or their affiliates or associates directly or indirectly have an ownership interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change said policy.

Pursuant to regulations promulgated under the Securities Exchange Act of1934, as amended, the Company will be required to obtain and file with the SEC audited financial statements of an acquisition candidate not later than 4 days from the date the Form 8-K is due at the SEC disclosing the merger or acquisition.

Rights of Dissenting Shareholders

Under the Delaware Business Corporation Act, a business combination typically requires the approval of a majority of the outstanding shares of both participating companies. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-113-102 and 7-113-103 of the Delaware Business Corporation Act. The requirement of approval of its shareholders in any business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange under which the Company would be the survivor does not require the approval of the Company's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

Prior to any business combination for which shareholder approval is required, the Company intends to provide its shareholders complete disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholder meeting.

On January 3, 2017 the Company and Ammo, Inc. a private Delaware corporation (Ammo), executed a binding letter of intent (LOI) whereby the Company and Ammo will execute a Plan of Merger Agreement in which the Company will acquire 100% of Ammo in exchange for up to 18,000,000 post-split shares of common stock of the Company.  As of the date of this filing, the Company is still in due diligence stages and has no plans to finalize the transaction until the completion of the due diligence stage and final documentation.

Not an "Investment Adviser"

The Company is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, The Company will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 2(a)(11) of the Investment Advisers Act (15 U.S.C. 80b2(a)(11)).

Not an "Investment Company"

The Company may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Company does not intend, however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries",) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." The Company proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

Effective January 14, 1981, the SEC adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1) cited above if, during period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company's business activities and appropriate resolution of the Company's Board of Directors duly adopted and duly recorded in the minute book of The Company. The Rule 3a-2 "safe harbor" may not be relied on more than one single time.
Reports to Security Holders.
The Company is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030.The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Office
Our principal executive offices are located at 6401 East Thomas Road, #106, Scottsdale, Arizona 85251, and our telephone number is (480) 947-0001.  We share office space with our Chief Executive Officer.  Our office needs are minimal and we do not pay rent for the shared office space.  We expect to share office space with our officers or directors until we complete a business combination.
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
ITEM 1B.    UNRESOLVED STAFF COMMENT

None.
ITEM 2.    PROPERTIES
The Company owns no property.
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
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5.    MARKET FOR COMMON EQUITY. RELATED STOCKHOLDER  MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information
Information about our common stock is reported by OTC Markets Group, Inc. at www.otcmarkets.com.  OTC Markets Group, Inc. is a provider of trading systems, pricing, and financial information for over the counter (OTC) markets.  OTC Markets Group, Inc. provides broker-dealers, market data providers, issuers and investors with software and information services that improve the transparency and efficiency of the OTC markets.  Currently the stock trades under the symbol (POWW). The table below sets forth the high and low prices of our common stock as reflected by OTC Markets Group, Inc. for the period from January 1, 2015 to December 31, 2016.  Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.
Year Ending	High	Low
December 31, 2016
First Quarter	$1.25	$0.750
Second Quarter	$1.25	$1.25
Third Quarter	$1.275	$1.275
Fourth Quarter	$1.275	$1.25

December 31, 2015
First Quarter	$0.775	$0.775
Second Quarter	$1.02	$0.775
Third Quarter	$1.02	$0.800
Fourth Quarter	$0.80	$0.75

On March 13, 2017, the "best bid" and "best ask" quotations by OTC Markets Group, Inc. were $2.00 and $2.60, respectively, and an average daily volume of 205 shares was reported for the past 30 days.

Holders

As of March 13, 2017 a total of 1,077,056 shares of our common stock were outstanding and there were approximately 72 holders of record.

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
Dividend Policy
We have never declared or paid dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we intend to retain any earnings in our business, and therefore do not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

None.

ITEM 6.    SELECTED FINANCIAL DATA

Not required.

ITEM 7.    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion updates our plan of operation for the next twelve months.  This discussion also analyzes our financial condition at December 31, 2016 and compares it to our financial condition at December 31, 2015.  This discussion summarizes the results of our operations for the year ended December 31, 2016 and compares those results to the year ended December 31, 2015.

Plan of Operation

The Company, Inc. (the "Company") was organized under the laws of the State of California in November, 1990.  Prior to 2002, our business was to manufacture and import textile products, including both finished garments and fabrics.  Our manufacturing facilities and inventories were primarily located in Europe.  Our European operations were based in and around Macedonia.  On July 2, 2001, we announced that the civil war in Macedonia rendered it impossible to continue operations.  We ceased operating and liquidated all of our assets.

On August 2, 2004, the Company was terminated, by administrative action of the State of California as a result of non-filing of required documents with the State of California.  Effective February 15, 2007, the Company reinstated it charter. The Company was again terminated, and then reinstated effective December 2016.

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

Liquidity and Capital Resources

As of December 31, 2016, we had a working capital deficit of $(625,575).  We had no current assets and current liabilities were $625,575.  This represents a $306,760 increase in the deficit from the working capital deficit of $(318,815) reported at December 31, 2015.  During the year ended December 31, 2016, our working capital deficit increased because of the agreement to cancel the debt of two shareholders and issue stock at a discount.

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

On December 15, 2016, our sole Director approved an agreement and plan of merger to re-domicile and change the Company's state of incorporation from California to the State of Delaware and to carry out a continuance of our company from the State of California to the State of Delaware.
On December 30, 2016, we filed articles of merger with the California Secretary of State to effect the domicile change to the State of Delaware and we filed a Certificate of Merger with the Delaware Secretary of State to effect the domicile change to the State of Delaware.
In conjunction with the domicile change, the Company's Director adopted a new certificate of incorporation under the laws of the State of Delaware to increase our authorized number of shares of common stock from 15,000,000 to 100,000,000 shares of common stock, with a par value of $0.001.
We will need additional funding to achieve our ultimate goals.  We do not believe we are a candidate for conventional debt financing and in the past we have relied on loans and advances from stockholders to fund our operations; however we have no guarantee that our stockholders will be willing and able to fund all of our future financing needs.

We entered into a note payable agreement with one of our stockholders effective July 2, 2007.  The note provided for borrowings up to the principal amount of $64,871, was uncollateralized, and bears interest at an annual rate of 8%.  We issued 945,987 shares of our common stock as additional consideration for the loan agreement.  During 2007 we received proceeds of $64,871 under this agreement.  The original due date of June 30, 2008 was extended, and effective June 30, 2009, the stockholder agreed to modify the terms of the note to make it due on demand.

On November 14, 2007, we entered into a loan agreement with our President and a stockholder.  The principal maximum amount that could be borrowed under this agreement was $133,333.  The loan was due on demand, was uncollateralized, bears interest at 8% per annum, and was convertible into restricted common stock at $0.10 per share.  We issued 10,000,000 shares of common stock as additional consideration for the note payable.  As of December 31, 2015, we had borrowed $133,395 under this arrangement and slightly exceeding the agreement amount by $62.00, and leaving -0- available for future borrowings under this agreement.

 On December 14, 2016 two shareholders of the Company entered into an agreement to sell 475,679 (11,891,976 pre-split) shares of the Company's common stock, which they owned, to an unrelated party, and ceded control of the Company.  As part of this transaction assigned the related party debt and related accrued interest totaling $318,696.

In conjunction with this transaction, an unrelated third party provided $25,000 to the Company for the change of control transaction, by acquiring and agreeing to forgive the $318,696 debt, and in exchange the Company agreed to issue the unrelated third party 500,000 post-split restricted common shares, after the 1-for-25 reverse stock split.  The stock price on the date of the agreement was $0.05 and the fair value of this stock adjusted for post-split pricing would be $1.25, with a total fair value of $625,000. This amount was recognized as stock issuance liability at December 31, 2016 since the stock was not issued until March 2017. Based on the substance of the nature of the transactions being interrelated, the gain on the settlement of debt of $318,696 was offset with the issuance expense of $625,000 to provide for the net expense, shown as financing expense, of $306,304.

Net cash used in operating activities was $19,794 during the year ended December 31, 2016, compared to $1,520 used during 2015.  For both years, all of our expenses were funded by related parties.

Results of Operations - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
We are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the year ended December 31, 2016, we recorded a net loss of $(333,488), or <0.58> per share, compared to a net loss for 2015 of $(20,031) or <0.03> per share. This resulted in a difference of ($313,457) in neither period did we report any revenue.

Operating expenses increased to $11,040 for the year ended December 31, 2016, compared to $3,370 for 2015, a difference of $7,670.  Accounting and auditing fees increased by $5,482 during 2016 and investor relations expenses increased by $2,188.  Both were unfavorably impacted by having to do an audit during this period.  Generally, the costs we incur are for meeting current reporting requirements for a public company.  There was no significant change in the nature of our activities during 2016.
During 2016, we incurred interest expense of $14,094 related to the notes payable to stockholders, compared to $15,861 incurred in 2015.  Interest expense decreased due to the agreement cancelling the debt on December 15, 2016.
During 2016, we incurred financing costs of $306,304 from the cancellation of debt and issuance of stock described in note 7 to the financial statements.
Off-Balance Sheet Arrangements
As of and subsequent to December 31, 2016, we have no off-balance sheet arrangements.
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

ITEM 8.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Retrospettiva, Inc.

We have audited the accompanying balance sheet of Ammo, Inc. (formerly Retrospettiva, Inc.), as of December 31, 2016, and the related statements of operations, shareholders' (deficit), and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ammo, Inc. (formerly Retrospettiva, Inc.) as of December 31, 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has no business operations, has recurring losses, and has negative working capital and shareholders' deficits at December 31, 2016, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHUMACHER & ASSOCIATES, INC.
SCHUMACHER & ASSOCIATES, INC.

Littleton, Colorado
 March 14, 2017

AMMO, INC.
BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

Current assets:
Cash	-	-
Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$575	$3,904
Accrued expenses	-	3,375
Advances payable - officer	-	6,934
Notes payable - stockholders	-	198,266
Accrued interest – stockholders	-	106,336
Stock Issuance liability	625,000	-
Total current liabilities	625,575	318,815

Total Liabilities	625,575	318,815

Commitments and contingencies (Notes 1, 2, 3,5,6,7 and 8)

Stockholders' (deficit):
Preferred stock - no par value, authorized 1,000,000 shares:
No shares issued or outstanding	-	-
Common stock - .001 par value, 100,000,000 shares authorized:
577,056 shares issued and outstanding	577	577
Additional paid-in capital	7,165,790	7,139,062
Accumulated deficit	(7,791,942)	(7,458,454)
Total stockholders' (deficit)	(625,575)	(318,815)

Total liabilities and stockholders' (deficit)	-	$0.00

The accompanying notes are an integral part of these financial statements.

AMMO, INC.
 STATEMENTS OF OPERATIONS
for the two years ended December 31, 2016 and 2015

	2016	2015

Revenues	$-	$-

Expenses:
General and administrative:

Accounting and legal	6,725	1,243
Investor relations	4,315	2,127
Total expenses	11,040	3,370

Operating (loss)	(11,040)	(3,370)

Other income (expense):
Financing Expense	(306,304)
Franchise Tax fees	(2,050)	(800)
Interest (expense)	(14,094)	(15,861)
	(322,448)	(16,661)

Net income (loss)	$(333,488)	$(20,031)

Net (loss) per common share:
Basic and Diluted	$(0.58)	$(0.03)

Weighted average shares outstanding:
Basic and Diluted	577,056	577,056

The accompanying notes are an integral part of these financial statements.

AMMO INC.
STATEMENTS OF CASH FLOWS
for the two years ended December 31, 2016 and 2015,

	2016	2015

Cash flows from operating activities:
Net income (loss)	$(333,488)	$(20,031)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Finance expense	306,304	-
Changes in operating assets and liabilities:
Accounts payable	(3,329)	1,850
Accrued expenses	(3,375)	800
Accrued interest	14,094	15,861
Total adjustments	313,694	18,511

Net cash (used in) operating activities	(19,794)	(1,520)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Additional Paid in Capital	19,794	1,520
Net cash provided by financing activities	19,794	1,520

Net increase in cash and equivalents	-	-

Cash and equivalents at beginning of year	-	-

Cash and equivalents at end of year	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of Non Cash Transactions:
Cancellation of debt	$(318,696)	$-
Issuance of stock at a discount	$625,000	$-

The accompanying notes are an integral part of these financial statements.

AMMO, INC.
 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
for the period from January 1, 2015 to December 31, 2016

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1,2015	577,056	$577	$7,137,542	$(7,438,423)	$(300,304)

Additional paid in capital			1,520		1,520
Net (loss)	-	-		(20,031)	(20,031)
Balance, December 31, 2015	577,056	577	7,139,062	(7,458,454)	(318,815)

Additional paid in capital	-	-	19,794	-	19,794
Forgiveness of payable	-	-	6,934	-	6,934
Net (loss)	-	-	-	(333,488)	(333,488)
Balance, December 31, 2016	577,056	$577	$7,165,790	$(7,791,942)	$(625,575)

The accompanying notes are an integral part of these financial statements

AMMO, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2016

1.     Overview and Summary of Significant Accounting Policies

Organization and description of business:    Ammo, Inc. (formerly Retrospettiva, Inc.) (The "Company") was organized under the laws of the State of California in November, 1990 to manufacture and import textile products, including both finished garments and fabrics. The Company's manufacturing facilities and inventories were primarily located in Europe.  The Company ceased operations in 2001 and has been inactive since 2002.  Effective August 2, 2004, the Company was terminated, by administrative action of the State of California as a result of non-filing of required documents with the State of California.  Effective February 15, 2007, the Company reinstated its charter. The Company was again terminated and then reinstated effective December 2016.

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
On December 15, 2016, the Company, accepted the resignation of Borivoje Vukadinovic as the sole Officer and as a member of the Company's Board of Directors.  On December 15, 2016, Mr. Fred W. Wagenhals ("Mr. Wagenhals") was appointed as sole Officer and the sole member of the Company's Board of Directors.
On December 15, 2016, the Company's sole Director, in conjunction with the corporate actions referenced herein approved the following: (i) to change its name from The Company, Inc. to AMMO, Inc., and (ii) a change to the Company's OTC trading symbol.
On December 15, 2016, the Company's sole Director approved a 1-for-25 reverse stock split ("Reverse Split") of the issued and outstanding shares of Common Stock of the Company.  As a result of the Reverse Split, the current 14,425,903 issued and outstanding shares of Common Stock shall represent 577,056 post Reverse Split shares; no shareholder shall be reversed below 100 shares and any and all fractional shares resulting from the Reverse Split shall be rounded up to the next whole share. All references to the outstanding stock have been retrospectively adjusted to reflect this split.
On December 15, 2016, the Company's sole Director approved an agreement and plan of merger to re-domicile and change the Company's state of incorporation from California to the State of Delaware and to carry out a continuance of our company from the State of California to the State of Delaware.
On December 30, 2016, we filed articles of merger with the California Secretary of State to effect the domicile change to the State of Delaware and we filed a Certificate of Merger with the Delaware Secretary of State to effect the domicile change to the State of Delaware.
In conjunction with the domicile change, our Director adopted a new certificate of incorporation under the laws of the State of Delaware to increase our authorized number of shares of common stock from 15,000,000 to 100,000,000 shares of common stock, with a par value of $0.001.

The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.  The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

Revenue Recognition:    The Company has not generated any revenues during the years ended December 31, 2016 and 2015.  It is the Company's policy that product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

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

Fair Value of Financial Instruments:    ASC 825, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments.  ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and 2015

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include accounts payable, advances payable, accrued liabilities, stock issuance liability and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

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

2.     Going Concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, the Company has recurring losses, has negative working capital, and has a total stockholders' deficit.  The Company does not currently have any revenue generating operations.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

3.     Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards. The net operating loss carryforwards, if not used, will expire in various years through 2036, and are severely restricted as per the Internal Revenue code if there is a change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carryforwards may be further limited by other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:
Period Ending	Estimated NOL Carry-forward	NOL Expires	Potential Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2016	$300,000	Various	$67,950	$(67,950)	$--	$--
December 31, 2015	$300,000	Various	$67,950	$(67,950)	$--	$--

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.00%)
State tax (benefit) net of federal benefit	(7.65%)
Deferred income tax valuation allowance	22.65%
Actual tax rate	0%

The Company also is obligated to pay franchise taxes and related fees to the State of California.  At December 31, 2016, accrued and unpaid franchise taxes and related fees were -0- as the Company had paid in full and was restored to good standing.

4.     Capital Stock

Preferred Stock    The Company has authorized 1,000,000 shares of no par value preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.  The Company has not issued any preferred shares.

Common Stock     The Company has authorized 100,000,000 shares of common stock with a par value of $0.001.    As of December 31, 2016, there were 14,425,903 shares issued and outstanding. Effective February 3, 2017, the Company effected a 1 for 25 reverse stock split of its common stock, resulting in a reduction of its outstanding shares to 577,056. All references to outstanding stock have been retroactively adjusted to reflect this split.

5.     Notes Payable - Stockholders

Effective July 2, 2007, the Company entered into a note payable agreement with a related party that provided for borrowings up to the principal amount of $64,871.  The note was uncollateralized and bears interest at an annual rate of 8%.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  As of December 31, 2015, the outstanding balance of the note payable was $64,871.  The original due date of June 30, 2008 was extended to June 30, 2009, and effective June 30, 2009, the stockholder agreed to modify the terms of the note to make it due on demand.

Effective November 14, 2007, the Company entered into a revolving convertible loan agreement with the President and a stockholder.  The agreement provided for borrowings up to the principal amount of $133,333.  The note was due on demand, was uncollateralized, bears interest at an annual rate of 8%, and was convertible into restricted common stock at $0.10 per share.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  The stock was valued at $10,000 and the Company recorded the $10,000 expense as financing costs of $1,971 and consulting fees of $8,029.  As of December 31, 2015, outstanding borrowings under the agreement totaled $133,395

The Company accrued interest expense of $14,094 and $15,861 on the two notes payable to stockholders during 2016 and 2015 respectively.

 On December 14, 2016, the Company owed $318,696 in related party debt and related accrued interest payable. On December 14, 2016 two shareholders of the Company entered into an agreement to sell 475,679 (11,891,976 pre-split) shares of the Company's common stock, which they owned, to an unrelated party, and ceded control of the Company.  As part of this transaction they assigned the related party debt and related accrued interest totaling $318,696. In conjunction with this transaction, an unrelated third party provided $25,000 to the Company for the change of control transaction, by acquiring and agreeing to forgive the $318,696 debt, and in exchange the Company agreed to issue unrelated third party 500,000 shares post-split restricted common shares, after the 1-for-25 reverse stock split.  The stock price on the date of the agreement was $0.05 and the fair value of this stock adjusted for post-split pricing would be $1.25, with a total fair value of $625,000. This amount was recognized as stock issuance liability at December 31, 2016 since the stock was not issued until March 2017. Based on the substance of the nature of the transactions being interrelated, the gain on the settlement of debt of $318,696 was offset with the issuance expense of $625,000 to provide for the net expense, shown as financing expense, of $306,304.

6.     Related Party Transactions

The Company's former President periodically advanced funds to the Company so that it could meet its financial obligations.  In December 2016, the President converted $6,934 into additional paid in capital. In addition, during 2016 and 2015, two stockholders advanced $19,794 and $1,520 respectively to the Company. These advances were recorded as additional paid in capital.

The Company uses the offices of its President for its minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

7.       Change of Control
On December 14, 2016 two shareholders of the Company entered into an agreement to sell 475,679 (11,891,976 pre-split) shares of the Company's common stock, which they owned, to an unrelated party, and ceded control of the Company.  As part of this transaction they assigned the related party debt and related accrued interest totaling $318,696.

In conjunction with this transaction, an unrelated third party provided $25,000 to the Company for the change of control transaction, by acquiring and agreeing to forgive the $318,696 debt, and in exchange the Company agreed to issue the unrelated third party 500,000 post-split restricted common shares, after the 1-for-25 reverse stock split.  The stock price on the date of the agreement was $0.05 and the fair value of this stock adjusted for post-split pricing would be $1.25, with a total fair value of $625,000. This amount was recognized as stock issuance liability at December 31, 2016 since the stock was not issued until March 2017. Based on the substance of the nature of the transactions being interrelated, the gain on the settlement of debt of $318,696 was offset with the issuance expense of $625,000 to provide for the net expense, shown as financing expense, of $306,304.

 8.     Subsequent Events
The following corporate actions went effective on February 3, 2017:
On December 15, 2016, the Company's sole Director, in conjunction with the corporate actions referenced herein approved the following: (i) to change its name from The Company, Inc. to AMMO, Inc., and (ii) a change to the Company's OTC trading symbol.
On December 15, 2016, the Company's sole Director approved a 1-for-25 reverse stock split ("Reverse Split") of the issued and outstanding shares of Common Stock of the Company.  As a result of the Reverse Split, the current 14,425,903 issued and outstanding shares of Common Stock shall represent 577,056 post Reverse Split shares; no shareholder shall be reversed below 100 shares and any and all fractional shares resulting from the Reverse Split shall be rounded up to the next whole share. All references to outstanding stock have been retroactively adjusted to reflect this split.
On December 15, 2016, the Company's sole Director approved an agreement and plan of merger to re-domicile and change the Company's state of incorporation from California to the State of Delaware and to carry out a continuance of our company from the State of California to the State of Delaware.
On December 30, 2016, we filed articles of merger with the California Secretary of State to effect the domicile change to the State of Delaware and we filed a Certificate of Merger with the Delaware Secretary of State to effect the domicile change to the State of Delaware.
In conjunction with the domicile change, the Company's sole Director adopted a new certificate of incorporation under the laws of the State of Delaware to increase our authorized number of shares of common stock from 15,000,000 to 100,000,000 shares of common stock, with a par value of $0.001.
On January 3, 2017 the Company and Ammo, Inc. a private Delaware corporation (Ammo), executed a binding letter of intent (LOI) whereby the Company and Ammo will execute a Plan of Merger Agreement in which the Company will acquire 100% of Ammo in exchange for up to 18,000,000 post-split shares of common stock of the Company.  As of the date of this filing, the Company is still in due diligence stages and has no plans to finalize the transaction until the completion of the due diligence stage and final documentation.
On February 3, 2017, the Financial Industry Regulatory Authority ("FINRA") approved: (i) the Company's name change to AMMO, Inc.; and (ii) the plan of merger to re-domicile and change the Company's state of incorporation from California to the State of Delaware and to carry out a continuance of our company from the State of California to the State of Delaware; and (iii) the 1-for-25 Reverse Split of the issued and outstanding shares of Common Stock of the Company.  Additionally, the Company's ticker symbol changed from "RTRO" to "POWW" on February 20, 2017.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our accountants during the two years ended December 31, 2016.
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

(b) Changes in Internal Control over Financial Reporting.  During 2016, there were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer and the Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2016, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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
ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following individuals presently serve as our officers and director:
			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since

Fred W. Wagenhals Scottsdale, AZ	75	President, Chief Executive Officer and Director	12/15/16

Ron Shostack Scottsdale, AZ	61	Chief Financial Officer	3/6/17

Our director is serving a term which expires at the next annual meeting of shareholders and until his or her successor is elected and qualified or until he or she resigns or is removed. Our officers serve at the will of our Board of Directors.

The following information summarizes the business experience of each of our officers and directors for at least the last five years:

Fred W. Wagenhals- 75- Mr. Wagenhals first founded Action Performance Companies Inc. in 1992 with a vision of creating a Franklin Mint-like company that would merchandise replica die-cast race car collectibles and other motorsports memorabilia.  Mr. Wagenhals company quickly eclipsed his original vision and turned into a one-stop source for motorsports-related consumer merchandise.

A native of Marion, Ohio, Mr. Wagenhals was Action's Chairman, President and Chief Executive Officer, who, for more than 20 years, has distinguished himself as an accomplished inventor and entrepreneur.  By the age of 21, Mr. Wagenhals established his reputation as an innovator with the various inventions he designed, built and patented.  Those inventions included a two-man, jet-pumped boat design used in jet ski watercrafts; 1:3-scale, gas-powered mini-cars used in various television shows and films; and, a computerized motor that powered the mechanical bulls popularized by the 1980 move Urban Cowboy.

Through his business acumen, Mr. Wagenhals became a major force in motorsports.  He is widely recognized as one of the industry's most influential personalities.  At Action Performance, he shaped the company by negotiating long-term, exclusive licenses with motorsports' most popular drivers and teams; by using diverse distribution channels and disciplined branding; and, by maintaining an outstanding reputation for creativity, quality and authenticity.

In those 12 years Action Performance embodies Mr. Wagenhal's entrepreneurial drive and innovative spirit.  Over those 12 years Action Performance Companies product sales grew to over $400 million dollars in sales per year.  Action was sold in 2005 for $245 million dollars.

Mr. Wagenhals is a 1997 Arizona Entrepreneur of the Year Award recipient for the Retail/Wholesale Category.  He also was honored as the Anheuser Busch Entrepreneur in Residence for 1997 - 98 at the University of Arizona College of Business and Public Administration.

In 2010 Mr. Wagenhals was inducted into The Die-Cast Hall of Fame.  In 2011, Mr. Wagenhals was named Professor of the Year for teaching a sports entrepreneurship class at the University of Arizona.  Recently, Wagenhals has been involved in numerous projects ranging from real estate development to global digital print service for turnkey technical companies.

Ron Shostack, 61, Mr. Shostack is an accomplished financial executive, Mr. Shostack brings 40 years of experience launching, building and selling multiple businesses in industries including financial services, manufacturing, eCommerce and web development.

Mr. Shostack served as the director of Strategic Planning for a $2 billion rollup in the personnel industry after building the largest PEO in Arizona with revenue of more than $200 million.

He has experience with corporate turnarounds having purchased and rebuilt a failing healthcare collections company which he expanded to 350 collection employees then sold to a major financial services provider.

Mr. Shostack also brings strong CFO and audit experience to the company gained at a national accounting firm early in his career.

Board Committees
Our Board of Directors has not established a standing Audit, Compensation and Nominating Committee during 2016.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table summarizes the total compensation for the last two years of all persons who served as our chief executive officer ("Named Executive Officers").  Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year	Salary	All Other Compensation	Total
Fred W. Wagenhals	2016	$0	$0	$0
Director, C.E.O., and C.F.O.
	2016	$0	$0	$0

As of December 31, 2016, and for the two years ended December 31, 2016, we did not have an employment agreement with our executive officer.

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Fred W. Wagenhals	$ 0	$ 0	$ 0	$ 0	$ 0

All officers and directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2016, there were no outstanding equity awards.  During the two years ended December 31, 2016, we did not grant any equity awards.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2017, there are a total of 1,077,056 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name and Address of	Shares Beneficially Owned
Beneficial Owner	Number	Percentage (%)
Fred W. Wagenhals	475,679	44%
6401 East Thomas Road, #106
Scottsdale, AZ 85251

Ron Shostack
6401 East Thomas Road, #106 Scottsdale, AZ 85251	0	0

All officers and directors as a group
(1 persons)	475,679	44%
____________________
(1) Officer and director.

Changes in Control

Our principal stockholder owns 475,679 shares, or 44% of our outstanding common stock.  The principal stockholder serves as our officers and director.  They exercise significance influence over the control of our Company and may be able to cause or prevent a change in control.

Equity Incentive Plan

We do not have an equity incentive plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At various times during the seven years ended December 31, 2016, former president Borivoje Vukadinovic advanced $31,341 to us so that we could meet our financial obligations.  We have repaid $24,407 of these advances and the balance of $6,934 was cancelled in December 2016.  In addition, effective July 2, 2007, we entered into a note payable agreement with Gary Agron that provided for maximum borrowings up to $64,871.  The note was due on demand, as extended, was uncollateralized, and bears interest at an annual rate of 8%.  The Company issued 945,987 shares of its common stock as additional consideration for the note payable.  During 2007, we received proceeds of $64,871 under the terms of this note. Effective December 15, 2016, all accrued interest and principal balance of the note were cancelled.

Effective November 14, 2007, we entered into a revolving convertible loan agreement with Borivoje Vukadinovic and Gary Agron that provided for maximum borrowings up to $133,333.  The note was due on demand, was uncollateralized, bears interest at an annual rate of 8%, and was convertible into restricted common stock at $0.10 per share.  The Company issued 10,000,000 shares of its common stock as additional consideration for the note payable.  Since November 14, 2007, we received proceeds of $133,395 under the terms of this note. Effective December 15, 2016, all accrued interest and the principle balance of this note were cancelled.
 ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth fees billed by our principal accounting firm of Schumacher & Associates, Inc. in the last two years ended December 31, 2016:
	2016	2015
Audit Fees	$2,500	$-0-
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$2,500	$-0-

It is the policy of our Board of Directors to engage the principal accounting firm selected to conduct the financial audit for our company and to confirm,  prior to such engagement, that such principal accounting firm is independent of our company when required by SEC rules and regulations. All services of the principal accounting firm reflected above were approved by the Board of Directors.
PART IV
ITEM 15.    EXHIBITS

The following exhibits are filed with or incorporated by referenced in this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ron Shostack.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ron Shostack.

101	Interactive Data Files

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: March 15, 2017	By: Fred W. Wagenhals, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

AMMO, INC.

/s/ Ron Shostack
Dated: March 15, 2017	By: Ron Shostack, Chief Financial Officer