Form 10-Q
period 2017-03-31
AMMO, INC.
filed 2017-05-17
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

[_] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the Quarterly period from ______ to _______

 (Exact Name of Registrant as Specified in its Charter)

DELAWARE	333-29295	30-0957912
(State of incorporation)	(Commission File No.)	(I.R.S. Identification Number

6401 East Thomas Road, #106, Scottsdale, AZ 85251
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:   (480) 947-0001

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
 Yes  [ ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,976,171 shares of common stock outstanding as of May 15, 2017.

AMMO, INC.

Ammo, Inc.
BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$100,135	$10,116
Accounts receivable	16,419	-
Other receivables	23,276	-
Vendor notes receivable, net of allowance for doubtful collection of $360,993	-	2,585,000
Vendor advances receivable	-	89,934
Inventories, at lower cost or market, principally average cost method	1,493,872	219,105
Prepaid expenses	170,834
Total Current Assets	1,804,536	2,904,155

Equipment, net of accumulated depreciation of $5,093	218,739	-
Other Assets:
Licensing agreement, net of $6,250 of accumulated amortization in 2017	118,750	125,000
Goodwill	1,770,221	-

TOTAL ASSETS	$3,912,246	$3,029,155
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$331,790	$57,995
Accounts payable - related parties	66,383	-
Accrued liabilities	86,785	-
Convertible note payable, net of debt discount of $356,250 in 2016	1,875,000	1,518,750
Note payable - related party	598,000	960,000
Insurance premium note payable	101,433	-

Total Current Liabilities	3,059,391	2,536,745
Commitments and contingencies	-	-
Shareholders' Equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized
17,976,171 and 15,754,000 shares issued and outstanding at March 31, 2017 and
December 31, 2016, respectively	17,979	15,754
Additional paid-in capital	2,087,330	799,180
Stock subscription receivable	-	(167,500)
Accumulated (deficit)	(1,252,454)	(155,024)

Total Shareholders' Equity	852,855	492,410

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,912,246	$3,029,155

The accompanying notes are an integral part of these financial statements.

Ammo, Inc.
STATEMENT OF OPERATIONS
For the Three Months ended March 31, 2017 and 2016
(Unaudited)

	2017	2016

Gross Sales	$653,784	$-
Customer incentives, discounts, returns, and allowances	-	-
Net sales	653,784	-

Cost of Goods Sold, includes $10,964 of depreciation and amortization	466,433	-

Gross Margin	187,351	-

Operating Expenses
Selling and marketing	116,833	-
Corporate general and administrative	578,402	-
Employee salaries and related expenses	167,987	-
Depreciation expense	379	-
Total operating expenses	863,601	-

Loss from Operations	(676,250)	-

Other Income (Expenses)
Interest expense	(421,180)	-

Loss before Income Taxes	(1,097,430)	-

Provision for Income Taxes	-

Net Loss	$(1,097,430)	$-

Loss per share
Basic and fully diluted:
Weighted average number of shares outstanding	17,118,431	-
Loss per share	$(0.06)	$-

The accompanying notes are an integral part of these financial statements.

Ammo, Inc.
STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months ended March 31, 2017
(Unaudited)

	Common Shares		Additional Paid-In Capital	Subscription Receivable	Accumulated (Deficit)	Total
	Number	Par Value

Balance as of January 1, 2017	15,754,000	$15,754	$799,180	$(167,500)	$(155,024)	$492,410
Reverse merger and recapitalization	604,321	604	(604)	-	-	-
Subscriptions collected	-	-	-	167,500	-	167,500
Common stock issued as founder shares	625,000	625	-	-	-	625
Common stock issued for cash @ $1.25 per share	946,200	946	1,181,804	-	-	1,182,750
Organizational and fund raising costs	-	-	(17,000)	-	-	(17,000)
Common stock issued for payment of legal fees @ $2.50 per share	49,600	50	123,950	-	-	124,000
Net loss for period ended March 31, 2017	-	-	-	-	(1,097,430)	(1,097,430)

Balance as of March 31, 2017	17,979,171	$17,979	$2,087,330	$-	$(1,252,454)	$852,855

The accompanying notes are an integral part of these financial statements.

Ammo, Inc.
STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net (Loss)	$(1,097,430)	$-
Adjustments to reconcile net loss to net cash provided by operations:
Debt discount amortization	356,250
Depreciation and amortization	11,343
Common stock issued for legal fees	124,000
Changes in Current Assets and Liabilities
Vendor advances receivable	186,486
Accounts receivable	4,546
Other receivables	(2,465)
Inventories	(765,320)
Prepaid expenses	9,927
Accounts payable	252,984
Accounts payable - related parties	66,383
Accrued liabilities	86,785

Net cash used in operating activities	(766,511)	-

Cash flows from investing activities
Purchase of equipment	(36,017)
Net cash used in investing activities	(36,017)	-

Cash flow from financing activities
Note payments - related party	(362,000)
Insurance premium note payments	(79,328)
Sale of common stock	1,350,875
Organization and fundraising costs	(17,000)
Net cash provided by financing activities	892,547	-

Net increase in cash	90,019
Cash, beginning of period	10,116
Cash, end of period	$100,135	$-

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$1,297	$-
Income taxes	$-	$-

(Continued)

Ammo, Inc.
STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2017 and 2016
(Continued)

	2017	2016
Non-cash investing and financing activities:
Vendor note receivable foreclosure
Vendor notes receivable	$2,585,000	$-
Vendor advances receivable	(96,552)	-
Accounts receivable	(20,965)	-
Inventories	(509,447)	-
Equipment	(187,815)	-
Goodwill	(1,770,221)	-
Other receivables	(20,811)	-
Accounts payable	20,811	-
Insurance premium note payable	180,761	-
Prepaid expenses	(180,761)	-
Common stock	601	-
Additional paid-in-capital	(601)	-

	$-	$-

The accompanying notes are an integral part of these financial statements.

AMMO, INC.
NOTES TO FINANCIAL STATEMENTS
 March 31, 2017
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

ORGANIZATION AND BUSINESS

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

Effective October 11, 2006, efforts commenced to revive the Company.  Legal counsel was hired to address litigation involving the Company and activities were undertaken to prepare and file delinquent tax and financial reports.  Furthermore, a financial judgment against the Company dating back to 2002 was addressed and a final settlement was reached in October 2007.  The Company filed various delinquent reports to become current in its reporting obligations to the Securities and Exchange Commission ("SEC") and various taxing authorities.

On December 15, 2016, the Company's majority shareholders sold 475,681 (11,891,976 pre-split) of their outstanding shares to an individual resulting in a change in control of the Company.

On December 15, 2016, the Company accepted the resignation of Borivoje Vukadinovic as the sole officer and as a member of the Company's Board of Directors.  On December 15, 2016, Mr. Fred W. Wagenhals ("Mr. Wagenhals") was appointed as sole officer and the sole member of the Company's Board of Directors.

On December 15, 2016, the Company's sole director, in conjunction with the corporate actions referenced herein approved the following: (i) to change its name to AMMO, Inc., and (ii) a change to the Company's OTC trading symbol.

On December 15, 2016, the Company's sole director approved a 1-for-25 reverse stock split ("Reverse Split") of the issued and outstanding shares of common stock of the Company.  As a result of the reverse split, the current 14,425,903 issued and outstanding shares of common stock shall represent 580,052 post reverse split shares; no shareholder shall be reversed below 100 shares and any and all fractional shares resulting from the reverse split shall be rounded up to the next whole share. All references to the outstanding stock have been retrospectively adjusted to reflect this split.

On December 15, 2016, the Company's sole director approved an agreement and plan of merger to re-domicile and change the Company's state of incorporation from California to the State of Delaware and to carry out a continuance of the Company from the State of California to the State of Delaware.

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

On March 17, 2017, AMMO, Inc,(formerly known as Retrospettiva, Inc.), a Delaware corporation (the PUBCO), entered into a definitive agreement with AMMO, Inc., a Delaware Corporation (PRIVCO) under which (PUBCO) acquired all of the outstanding shares of common stock of (PRIVCO). Under the terms of the Agreement, (PUBCO) purchased (PRIVCO) for 17,285,800 newly issued shares of common stock of the company. In connection with this transaction the Company retired 475,681 shares of common stock and issued 500,000 shares of common stock to satisfy a issuance liability. After the acquisition, all company operations were that of AMMO, Inc. the (PRIVCO). The merger of AMMO, Inc. into (PUBCO) was considered to be a capital transaction. The transaction was the equivalent to the issuance by AMMO, Inc. (PRIVCO) of 604,371 shares to the Company (PUBCO) accompanied by a recapitalization. The weighted average number of outstanding shares has been adjusted for the merger transaction.

AMMO, INC.
NOTES TO FINANCIAL STATEMENTS
 March 31, 2017
(Unaudited)

Ammo, Inc. is a designer, manufacturer and marketer of performance-driven, high-quality and innovative ammunition products, in the sporting industry in the United States. To maintain the strength of our brands and drive strong revenue growth, we invest in product innovation and technology to improve product performance, quality and affordability while providing great support to our retail partners and our consumers.

Jesse James ("JJ") is a well-known motorcycle and gun designer and is the controlling principal of Jesse James Firearms Unlimited, LLC, ("JJFU") a Texas limited liability company.  Jesse James' name, endorsements and services have commercial value to the Company; therefore, on October 15, 2016, Ammo entered into a licensing agreement with JJ and JJFU.  The licensing agreement includes, among others, the following provisions:

•
The term of the agreement commenced on October 15, 2016. Ammo was granted exclusive worldwide rights to JJ's image rights and any and all trademarks associated with JJ in connection with the marketing, promoting, advertising, sale and commercial exploitation of the Jesse James Branded Products ("Branded Products").

•
Jesse James agreed to make himself available for certain promotional activities and to promote Branded Products through his own social media outlets.  Ammo will reimburse JJ for any out-of-pocket expenses and reasonable travel expenses.

•
JJ was issued 100,000 shares of the Company's common stock upon execution of the licensing agreement and can earn an additional 75,000 shares of common stock if certain gross sales are achieved ($15,000,000 gross sales to receive the total 75,000 shares).

The 100,000 shares of common stock were valued at $1.25 per share and the $125,000 was recognized as an asset and will be amortized over the initial sixty (60) month term of the licensing agreement.

•	Ammo agreed to pay JJ various royalty fees on the sale of ammunition and non-ammunition Branded Products.

On November 21, 2016, Ammo completed and filed with the Federal Bureau of Alcohol Tobacco, Firearms and Explosives an "Application for Federal Firearms License" for the manufacture and importation of ammunition and firearms. On February 1st the Federal Bureau of Alcohol Tobacco, Firearms and Explosives approved that application and issued to Ammo   Federal Firearms Licenses for the manufacture and importation of ammunition and firearms. The licenses are effective until February 1st, 2020.  The Company began selling The Jessie James ammunition line February 22, 2017.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2016 and notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission and with financials statements included in Form 8-K filed on March 23, 2017. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month period ended March 31, 2017, (b) the financial position at March 31, 2017 and (c) cash flows for the three-month period ended March 31, 2017.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated significant revenues to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, October 13, 2016, through March 31, 2017 the Company has accumulated losses of $1,252,454. Management's plan is to have the Company fully operational in the coming year with substantial sales. Management will continue to raise capital through the sale of equity and/or debt financing as required but there is no certainty that such financing will be available at acceptable terms. These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

AMMO, INC.
NOTES TO FINANCIAL STATEMENTS
 March 31, 2017
(Unaudited)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management has used estimates in order to determine the timing and collections of the vendor notes receivable.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are carried at the lower of cost or market, as determined by the average cost method and is periodically evaluated for obsolescence.

LICENSING AGREEMENT

The Company issued 100,000 shares of its common stock at the execution date of the licensing agreement with Jesse James.  The shares were valued at $1.25 and the aggregate value of $125,000 was recorded as a licensing agreement asset.  This asset will be amortized from January, 2017, the period when the first ammunition was delivered, through September 11, 2021. Amortization of the Licensing Agreement for the three months ended March 31, 2017 was $6,250.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

REVENUE RECOGNITION

Revenue is recognized when the earnings process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the receipt of product by the customer. The earnings process is complete once the customer order has been placed and approved, the product shipped has been received by the customer, and there is reasonable assurance of the collection of the sales proceeds.

ADVERTISING COSTS

The Company expenses advertising costs as they are incurred. During the quarter, the Company incurred selling costs of $28,867.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017.

AMMO, INC.
NOTES TO FINANCIAL STATEMENTS
 March 31, 2017
(Unaudited)

The carrying value of cash, accounts payable and notes payable approximate their fair value due to the short term of these instruments.

The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for the identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

There was no Fair Value transaction for the three months ended March 31, 2017.

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of March 31, 2017, the Company has not issued any stock-based payments to its employees.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

CONCENTRATIONS OF CREDIT RISK

Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2017, account balances did not exceed federally insured limits.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

LOSS PER COMMON SHARE

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  The Company does not have any potentially dilutive instruments. All weighted average numbers were adjusted for the reverse stock split and merger transaction.

AMMO, INC.
NOTES TO FINANCIAL STATEMENTS
 March 31, 2017
(Unaudited)

NOTE 3 – VENDOR NOTES RECEIVABLE

Vendor note receivable is composed of the following at December 31, 2016:

Advanced Tactical Armament Concepts, L.L.C. Notes Payable Purchased by Ammo	Amount
Western Alliance Bank	$1,910,993
Less: Allowance for uncollectible amounts	(360,963)
1,550,000
Mansfield, LLC	1,035,000
$2,585,000

On October 24, 2016, Ammo entered into an agreement to purchase from Western Alliance Bank a note payable by Advanced Tactical Armament Concepts, L.L.C. ("ATAC"), which had an outstanding balance of $1,910,993 for $1,550,000, the amount which management has determined to be the asset's fair value on the date of the purchase.  The loan is secured by a master lease agreement (ATAC's manufacturing equipment), all assets of ATAC, and loan guarantees from the principal owners of ATAC.  Ammo's management determined that the value of the purchased note was the value paid to Western Alliance Bank. This promissory note held by Ammo, Inc., between ATAC and Western Alliance Bank was due in full on or before February 28, 2017.

In October and November 2016, Mansfield L.L.C. ("Mansfield"), a related party, loaned ATAC an original principal of $900,000 and ATAC executed a promissory note payable for that amount. The note payable was secured by all of the assets of ATAC.  On December 16, 2016, Ammo and Mansfield entered into a note purchase and sale agreement.  Ammo purchased the promissory note for $1,035,000 and assumed Mansfield's collateral position.  The Managing Member of Mansfield is related to the President of Ammo.  The $1,035,000 was payable on or before the closing date of the note purchase and sale agreement.

On February 20, 2017, a sale was held for the disposition of collateral for Advanced Tactical Armament Concepts, LLC, a Nevada Limited Liability Company. The Company was a secured party and submitted a credit bid. The Company's bid for the sale for the disposition of collateral was the highest and was accepted. The company reflected this transaction in the following manner:

Vendor notes receivable	$2,585,000
Vendor advances receivable	(96,552)
Accounts receivable	(20,965)
Inventories	(509,447)
Equipment	(187,815)
Goodwill	(1,770,221)
$-

NOTE 4 – INVENTORIES

At March 31, 2017 and December 31, 2016 the inventory balances are composed of:

	2017	2016

Finished product	$319,380	$-
Raw materials	958,398	219,105
Work in process	216,094	-

	$1,493,872	$219,105

AMMO, INC.
NOTES TO FINANCIAL STATEMENTS
 March 31, 2017
(Unaudited)

NOTE 5 – CONVERTIBLE NOTE PAYABLE

The Company entered into an agreement for a short-term convertible note payable to an unrelated party on December 22, 2016 with sixty (60) days maturity and a $1,500,000 principal balance.  The note has a one-time fee of $375,000, which was amortized, as interest, ratably over the sixty (60) day period. The note is convertible into one share of the Company's common stock and one stock purchase warrant at a conversion price of $1.25 per unit.  Each warrant has an exercise price of $2.50. As of March 31, 2017, the note has not been repaid or converted to equity. Amortization of the fee was $356,250 for the three months ended March 31, 2017.

NOTE 6 – NOTE PAYABLE – RELATED PARTY

 On December 16, 2016, Ammo and Mansfield entered into a note purchase and sale agreement to purchase a promissory note held by Mansfield, and payable by ATAC.  Ammo purchased the promissory note for $1,035,000. The Managing Member of Mansfield is related to the President of Ammo.  The $1,035,000 was payable on or before the closing date of the note purchase and sale agreement, however, as of March 31, 2017, only $437,000 of the note balance had been paid, leaving a liability of $598,000 payable to Mansfield.

NOTE 7 - CAPITAL STOCK

The authorized capital of the Company is 100,000,000 common shares with a par value of  $0.001 per share.  During the period from January 1, 2017 to March 31, 2017, the Company sold 946,200 shares of its common stock for $1.25 per share and collected proceeds of $1,182,750 and issued 49,600 shares of its common stock for $2.50 per share in exchange for legal services invoiced in the amount of $124,000.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to March 31, 2017 through the date these financials were available for issuance, the Company sold an additional 252,500 shares of common stock and issued 252,500 common stock purchase warrants for $315,625

The Company evaluated subsequent events through May 15, 2017, the date the financial statements were issued, and determined that there are not any other items to disclose.

FORWARD-LOOKING STATEMENTS

 This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Corporate History

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

On December 15, 2016, the Company's majority shareholders sold 475,681 (11,891,976 pre-split) of their outstanding shares to an individual resulting in a change in control of the Company.

On December 15, 2016, the Company accepted the resignation of Borivoje Vukadinovic as the sole Officer and as a member of the Company's Board of Directors.  On December 15, 2016, Mr. Fred W. Wagenhals ("Mr. Wagenhals") was appointed as sole Officer and the sole member of the Company's Board of Directors.

On December 15, 2016, the Company's sole Director, in conjunction with the corporate actions referenced herein approved the following: (i) to change its name from The Company, Inc. to AMMO, Inc., and (ii) a change to the Company's OTC trading symbol.

On December 15, 2016, the Company's sole Director approved a 1-for-25 reverse stock split ("Reverse Split") of the issued and outstanding shares of Common Stock of the Company.  As a result of the Reverse Split, the current 14,425,903 issued and outstanding shares of Common Stock shall represent 580,052 post Reverse Split shares; no shareholder shall be reversed below 100 shares and any and all fractional shares resulting from the Reverse Split shall be rounded up to the next whole share. All references to the outstanding stock have been retrospectively adjusted to reflect this split.

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

On March 17, 2017, AMMO, Inc, (formerly known as Retrospettiva, Inc.), a Delaware corporation (the PUBCO), entered into a definitive agreement with AMMO, Inc., a Delaware Corporation (PRIVCO) under which (PUBCO) acquired all of the outstanding shares of common stock of (PRIVCO). Under the terms of the Agreement, (PUBCO) purchased (PRIVCO) for 17,285,800 newly issued shares of common stock of the company. In connection with this transaction the Company retired 475,681 of common stock and issued 500,000 shares of common stock to satisfy a issuance liability. After the acquisition, all company operations were that of AMMO, Inc. the (PRIVCO). The merger of AMMO, Inc. into (PUBCO) was considered to be a capital transaction. The transaction was the equivalent to the issuance of by AMMO, Inc. (PRIVCO) for 604,371 outstanding in the Company (PUBCO) accompanied by a recapitalization. The weighted average number of outstanding shares has been adjusted for the merger transaction.

Ammo, Inc. is a designer, manufacturer and marketer of performance-driven, high-quality and innovative ammunition products, in the sporting industry in the United States. To maintain the strength of our brands and drive strong revenue growth, we invest in product innovation and technology to improve product performance, quality and affordability while providing great support to our retail partners and our consumers.

Overview of AMMO, Inc.

Ammo, Inc. is a leading designer, manufacturer and marketer of performance-driven, high-quality and innovative ammunition products, in the sporting industry. To maintain the strength of our brands and drive strong revenue growth, we invest in product innovation and technology to improve product performance, quality and affordability while providing great support to our retail partners and our consumers.

We pride ourselves in our American heritage. We proudly use the finest American made components, manufacture our products in Payson, Arizona and every round is meticulously inspected by US Citizens; we set out to create jobs for Americans.  The ammunition we build performs like high end custom hand loaded ammunition, but is sold at competitive prices. We strive to be the leading innovator of center-fire ammunition for military, law enforcement, and civilians. Every load is developed for a specific purpose with a focus on consistency, accuracy, and even, in some cases, felt recoil. Each round is designed, manufactured, inspected and packaged to bring a superior shooting experience to our end consumer.

We believe we can never stop improving and innovating our products, service and marketing efforts. Safety, consistency, and precision are of paramount importance throughout our manufacturing processes. Every round is chamber gauged and hand inspected, with redundant quality control checks.  We want to make sure that every round of our ammunition has been carefully inspected and delivers the quality and performance that is expected from our brands.

Every load we make is carefully designed and engineered for a specific purpose. Our development team determines the optimum balance of velocity, accuracy and recoil for each load. Rather than just push "hot loads" that travel faster, but generally at the expense of accuracy and hand comfort, our load specific development team carefully analyzes every load and ballisticians work toward a specific outcome.

Our HyperClean technology allows our consumers to shoot more and clean less.  We want to make sure our customers have the ultimate shooting experience and not suffer the tedious aftermath of residual residue over load.

We utilize some of latest and best technology in the industry.  Our manufacturing facility and our processes meets all SAAMI and Mil Spec. All production is carefully run by highly trained ammunition technicians and seasoned quality control inspectors which hand inspect each and every round prior to packaging.

Product Lines

AMMO, INC. HAS WORKED WITH RENOWNED MOTORCYCLE/FIREARM DESIGNER AND BUILDER JESSE JAMES TO CREATE THE JESSE JAMES LINE OF BRANDED BULLETS. AMMO, INC. SEEKS TO ELEVATE BOTH THE QUALITY OF THEIR PRODUCTS AS WELL AS THE SHOOTERS' OVERALL EXPERIENCE, WHILE ENJOYING THE FIREARMS LIFESTYLE.

PROVEN JACKETED HOLLOW POINT PROJECTILES DELIVER TERMINAL PERFORMANCE TUNED FOR SELF-DEFENCE. LOAD-SPECIFIC DEVELOPMENT ENSURES EXTREME ACCURACY AND CONSISTENCY FOR EACH CALIBER.

"WHEN PUTTING MY NAME ON A BOX OF AMMO I AM ONLY INTERESTED IN THREE THINGS. THAT IT'S THE ABSOLUTE HIGHEST QUALITY, MOST ACCURATE, AND BEST VALUE FOR THE CUSTOMER. JESSE JAMES AMMUNITION IS ALL THREE," SAID JESSE JAMES. "I AM SO PROUD TO BE PARTNERING WITH AMMO INC. THE STARS HAVE TRULY ALIGNED FOR A SUCCESSFUL COMPANY. AMMO, INC. CEO FRED WAGENHALS AND MYSELF HAVE A PARTNERSHIP GOING BACK ALMOST TWO DECADES. WE BOTH ARE FOCUSED AND DETERMINED TO CREATE THE BEST PRODUCT POSSIBLE. ALSO BRING A NEW APPROACH TO THE AMMUNITION INDUSTRY."

JESSE JAMES

DESIGNED FOR LAW ENFORCEMENT AND PERSONAL DEFENSE AMMO INCORPORATED® OPS® - ONE PRECISE SHOT ROUNDS WERE DEVELOPED TO MEET A WIDE VARIETY OF DEMANDING ENGAGEMENT SCENARIOS TYPICALLY EXPERIENCED BY LAW ENFORCEMENT PERSONNEL IN THE LINE OF DUTY. WITH A HOLLOW POINT FRANGIBLE (HPF®) PROJECTILE THAT TRANSFERS 100% OF ITS ENERGY INTO THE TARGET, THESE ROUNDS TRACK STRAIGHT THROUGH A VARIETY OF SOFT BARRIERS LIKE DRYWALL, PLYWOOD, CAR DOORS AND AUTO GLASS. UPON ENTERING SOFT TISSUE, THE JACKET AND CORE SEPARATE WITH FURIOUS FORCE OF IMPACT, RESULTING IN MASS FORCE TRAUMA.

HOLLOW POINT FRANGIBLE (HPF®) PROJECTILES SEPARATE ON IMPACT FOR DEVASTATING STOPPING POWER AND 100% ENERGY TRANSFER TO TARGET. LEAD-FREE AND CALIFORNIA-COMPLIANT, WITH LIGHTER WEIGHT DESIGN TO KEEP YOU ON TARGET.

A FUSION OF PROPRIETARY HYPERCLEAN™ TECHNOLOGY, PRECISION STANDARDS, AND LEADING SUPPRESSOR MANUFACTURER COLLABORATION, THE AMMO INCORPORATED® /stelTH/® LINE WAS DESIGNED FROM THE GROUND UP WITH BOTH DECIBEL DROP AND CLEANLINESS IN MIND. SO WHETHER YOUR MISSION IS TACTICAL TRAINING, A PREDATOR NIGHT HUNT, OR A CLANDESTINE OPERATION, WHEN SILENCE IS PARAMOUNT, GO /stelTH/®.

Suppressors have been around for decades, but ammunition has never really been specifically designed for them — until now. The AMMO INCORPORATED® /stelTH/® line is more than just a standard round tuned for subsonic velocity — it's the culmination of AMMO INCORPORATED® HyperClean™ Technology, precision engineering, and leading suppressor manufacturer collaboration — a clean-burning, Total Metal Jacket round that slows baffle corrosion inside the can, reduces lead emissions that collect in the suppressor body, and delivers proven AMMO INCORPORATED® terminal performance for a superior shooting experience.

/stelTH/® — EMISSIONS CONTROL. A HYPERCLEAN™ ROUND DESIGNED FROM THE GROUND UP FOR SUPERIOR PERFORMANCE IN SUPPRESSED FIREARMS. EASY ON YOUR CAN, BUT DEVASTATING ON YOUR TARGET. NO MATTER THE MISSION, WHEN SILENCE IS PARAMOUNT, GO /stelTH/®.

DESIGNED FOR LAW ENFORCEMENT

Our Products are sold through a wide variety of mass, specialty and independent retailers, such as Cabela's, Dick's Sporting Goods, Gander Mountain and Sportsman's Warehouse.

Market Opportunity

We participate in the global market for consumer goods geared toward outdoor recreation and shooting sports. Spending on outdoor recreation products in the U.S., including the purchase of gear for bicycling, camping, fishing, hunting, motorcycling, off-roading, snow sports, trail sports, water sports and wildlife viewing, totaled $48 billion in 2011, according to the 2012 Outdoor Recreation Economy National Report issued by the Outdoor Industry Association, which publishes data every five years.  Guns & Ammunition Manufacturing Industry generates over $16 billion in annual sales with a 4.7% growth rate for the years 2011-2016 as reported in the Guns & Ammunition Manufacturing Market Research Report, NAICS 33299a, August 2016.

Competitive Strengths

Leading Innovation and Product Development Competencies

We believe our product development capabilities as well as our marketing techniques and abilities helps to provide us with a strong competitive advantage over our competition. By applying our engineering and manufacturing expertise, we have been able to bring to market new and innovative products that maintain product differentiation while targeting affordability for our end consumers.  Our packaging and marketing efforts help make our products stand out on the retailer shelves as well as move off the shelves.

Our Strategy

Develop New and Innovative Products to Drive Organic Growth and Customer Loyalty

We intend to continue to drive organic growth and customer loyalty through the development of new and innovative products. We believe our consumers not only look for consistency, but also demand the latest technologies and performance enhancements, which helps to drive new consumer purchases or replacement purchases for older products.

Leverage Relationships with Our Wholesale and Retail Channels

We have strong relationships with a number of leading wholesalers as well as mass and specialty retailers. We continuously strive to strengthen our relationships by working closely with each of our channel partners.   We look for their advice on consumer trends and buying patterns.  We pride ourselves on providing fantastic marketing support along with supporting joint merchandising programs. We will continue to leverage these relationships to secure increased shelf space, dominate premium product placement and help to increase retailer sell-through of our products. As a result, we expect to continue to grow our market share.

Continuously Improve Operations

We have a strong focus on continuous improvement in all facets of our business, including engineering, product development, manufacturing, sourcing, sales, distribution, retailer and customer support and administrative functions.

Business Operations

We design, develop, manufacture, market and sell ammunitions for the hunting and sport shooting enthusiast markets, the local law enforcement, the U.S. government and international markets. Our firearms products include centerfire rifles and we are looking to expand our current product lines to include rim fire cartridges, shotgun shells and range ammunitions.

Customers and Marketing

Our customers are male and female hunters, recreational shooters, athletes, as well as law enforcement and military professionals. Sales to our top ten retail customers accounted for approximately 70% of our sales in fiscal year 2016. We believe the outdoor industry is led by enthusiasts with a passion for reliable, high-performance products, who rely on a wide variety of media for opinions and recommendations about available products. We utilize third-party endorsements, social influencers, and media saturation to enhance brand awareness and consumer confidence.   We have a strong digital media presence across all social networks. We market our products through both traditional and nontraditional mediums to help us reach the new and recreational target shooter audience as well as help in expanding the market by attracting new consumers. We also rely on brand ambassadors within the industry and mainstream personalities such as Jesse James, Warren Sapp and Kevin Harvick to help create brand awareness.

Employees

We employ approximately 15 people.

Competition

Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features, sales and marketing programs. Significant competitors in ammunition competitors include Remington Arms, Winchester Ammunition of Olin Corporation and various smaller manufacturers and importers, including Black Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition and Wolf.

Regulatory Matters

Like many other manufacturers and distributors of consumer products, we are required to comply with a wide variety of laws, rules and regulations, including those surrounding labor and employment law, environmental law, consumer product safety, and the export and import of our products. These laws, rules and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules and regulations may be adopted in the future. We believe we are in material compliance with all applicable domestic and international laws and regulations.

Our operations are subject to a variety of international, federal, state and local laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, transportation, remediation and disposal of hazardous materials and wastes, and restoration of damages to the environment, as well as health and safety matters. We believe that our operations are in material compliance. We may incur operating and capital costs on an ongoing basis to comply with environmental requirements, and could incur significant additional costs as a result of more stringent requirements that may be promulgated in the future.

We are also subject to the rules and regulations of the ATF and various state and international agencies that control the manufacture, export, import, distribution and sale of firearms, explosives and ammunition. If we fail to comply with these rules and regulations, these agencies may limit our growth or business activities, or, in extreme cases, revoke our licenses to do business. Our business, as well as the business of all producers and marketers of ammunition and firearms, is also subject to numerous federal, state, local and foreign laws, regulations and protocols. Applicable laws:

• require the licensing of all persons manufacturing, exporting, importing or selling firearms and ammunition as a business;

• require serialization, labeling and tracking the acquisition and disposition of firearms, certain types of ammunition, and certain related products;

• require background checks for purchasers of firearms;

• impose waiting periods between the purchase of a firearm and the delivery of a firearm;

• prohibit the sale of firearms to certain persons, such as those below a certain age and persons with criminal records;

• regulate the use and storage of gun powder or other energetic materials;

• regulate the interstate sale of certain firearms and ammunition;

• prohibit the interstate mail-order sale of firearms;

• regulate our employment of personnel with certain criminal convictions; and

• restrict access to firearm or ammunition manufacturing facilities for certain individuals from other countries or with criminal convictions.

In some cases, the handling of our technical data and the international sale of our products is also regulated by the U.S. Department of State and Department of Commerce. These agencies oversee the export of our products including firearms, shotguns, ammunition and night vision devices, amongst other products. In many instances, we must obtain export authorizations for international shipments. In addition, the ITAR requires congressional approval for any firearms export application with a total value of $1 million or higher. To date, most of our requests for export licenses have been approved. These agencies can impose civil and criminal penalties, including denying us from exporting our products, for failure to comply with applicable laws and regulations.

We are also regulated by the U.S. Department of Homeland Security, which handles the out-bound and in-bound movement of certain of our products, as well as components, parts, and materials used in our manufacturing processes. The agency can detain and seize shipments, as well as penalize us for failure to comply with applicable regulations. Also, the agency works closely with the Department of State and the Department of Commerce to ensure compliance in protection of national security.

Foreign regulations, which may affect our products, are numerous and may be ambiguous or otherwise unclear. We prefer to work with distributors who are familiar with the applicable import regulations in our foreign markets. Experience with foreign distributors in the past indicates that restrictions may prohibit certain sales of our products in a number of countries. We rely on our distributors to inform us of those countries where our products are prohibited or restricted.

Results of Operations

Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our financial statements and the related notes to these financial statements included elsewhere in this Current Report on Form 8-K.

The Company had revenues in the amount of $653,784 for the period ended March 31, 2017. The Company began selling The Jessie James ammunition line February 22, 2017.

For the period ending March 31, 2017, the Company had a net loss of ($1,097,430).  This loss primarily consisted of general and administrative expenses of $863,601. General and administrative expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and expenses associated with the filing of our registration statement.

The Company had a net loss for the period ended March 31, 2017 of ($1,097,430) or ($.06) per share net loss.  The weighted average number of shares outstanding was 17,118,431 for the period ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2017, the Company had negative working capital of ($1,254,855).  Assets included current assets of $1,804,536, equipment of $218,739 and and Other Assets of $1,888,971.  Current liabilities as of March 31, 2017 were $3,059,391.

Net cash used in operating activities was $766,571 during the period ended March 31, 2017.  Increases in inventory of $765,320, was the biggest use of cash and accounts payable of $252,984, amortization of $356,250 and vendor advances receivable of $124,000 were the biggest providers of cash for the period.

Net cash provided by financing activities was $892,547 for the period ended March 31, 2017.  Sale of common stock of $1,350,875 provided the majority of cash for the period.

Results of Operations - Quarter Ended March 31, 2017

The Company had a net loss for the period ended March 31, 2017 of ($1,097,430) or ($.06) per share net loss.

Operating expenses were $863,601 for the period ended March 31, 2017.

For the period ended December 31, 0216, the Company had interest expense of $421,180 related to notes payable.

PLAN OF OPERATION AND FUNDING

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated significant revenues to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, October 13, 2016, through March 31, 2017 the Company has accumulated losses of $1,252,454. Management's plan is to have the Company fully operational in the coming year with substantial sales. Management will continue to raise capital through the sale of equity and/or debt financing as required but there is no certainty that such financing will be available at acceptable terms. These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Existing working capital, cash flow from operations, further advances from the bank, as well as debt instruments or stock subscriptions are expected to be adequate to fund our operations over the next twelve months. Generally, we have financed operations to date through the proceeds of stock subscriptions, bank financing and related party loans.

In connection with our business plan, management anticipates that administrative expenses will increase over the next twelve months. Additional issuances of equity or convertible debt securities may be required which will result in dilution to our current shareholders. Furthermore, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Quarterly period from January1, 2017 to March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are: (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.	Quarterly Issuances:

The authorized capital of the Company is 100,000,000 common shares with a par value of  $0.001 per share.  During the period from January 1, 2017 to March 31, 2017, the Company sold 946,200 shares of its common stock for $1.25 per share and collected proceeds of $1,182,750 and issued 49,600 shares of its common stock for $2.50 per share in exchange for legal services invoiced in the amount of $124,000.

2.	Subsequent Issuances:

Subsequent to March 31, 2017 through the date these financials were available for issuance, the Company sold an additional 252,500 shares of common stock and issued 252,500 common stock purchase warrants for $315,625.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01(a)	Articles of Incorporation filed with the California Secretary of State on June 11, 1997	Incorporated by reference as Exhibits to the Form SB-2 filed on June 16, 1997.
3.01(b)	Articles of Incorporation filed with the Delaware Secretary of State on October 13, 2016	Filed with the SEC on March 20, 2017 as part of our Current Report on Form 8-K.
3.02	Bylaws	Incorporated by reference as Exhibits to the Form SB-2 filed on June 16, 1997.
10.01	Share Exchange Agreement between Retrospettiva, Inc., AMMO, Inc. and the AMMO Shareholders	Filed with SEC on March 20, 2017 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

 * Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, Inc.

Dated: May 15, 2017	By:	/s/ Fred W. Wagenhals
Fred W. Wagenhals President and Chief Executive Officer

Dated: May 15, 2017	By:	/s/ Ron Shostack
Ron Shostack Chief Financial Officer