Form 10-Q
period 2017-06-30
AMMO, INC.
filed 2017-08-21
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  [_]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,849,175 shares of common stock outstanding as of August 18, 2017.

AMMO, INC.

AMMO, INC.
BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$44,764	$10,116
Accounts receivable	229,012
Vendor notes receivable, net of allowance for doubtful collection of $360,993
Vendor advances receivable	-	89,934
Inventories, at lower cost or market, principally average cost method	1,550,664	219,105
Prepaid expense	133,995	-
Total Current Assets	1,958,435	2,904,155
Equipment, net of accumulated depreciation of $13,097 at June 30, 2017	211,591	-
Other Assets:
Licensing agreements, net of $20,833 of accumulated amortization in 2017	229,167	125,000
Goodwill	1,950,816	-
TOTAL ASSETS	$4,350,009	$3,029,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$405,680	$57,995
Accrued liabilities	103,166	-
Convertible note payable, net of debt discount of $356,250 in 2016	1,775,000	1,518,750
Note payable - related party	300,040	960,000
Insurance premium note payable	62,210	-
Total Current Liabilities	2,646,096	2,536,745

Shareholders' Equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized
19,167,621 and 15,754,000 shares issued and outstanding at June 30, 2017
and December 31, 2016, respectively	19,168	15,754
Additional paid-in capital	3,546,766	799,180
Stock subscription receivable	-	(167,500)
Accumulated (Deficit)	(1,862,021)	(155,024)
Total Shareholders' Equity	1,703,913	492,410
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,350,009	$3,029,155

The accompanying notes are an integral part of these financial statements.

AMMO, INC.
STATEMENT OF OPERATIONS
For the Three Months and Six Months ended June 30, 2017
(Unaudited)

	2017	2017
	(3 months)	(6 months)

Gross Sales	$315,579	$969,363
Customer incentives, discounts, returns, and allowances	-	-
Net sales	315,579	969,363

Cost of Goods Sold, includes depreciation and amortization of $21,532 and $32,496 for the three and six months ended June 30, 2017, respectively	283,309	749,742

Gross Margin	32,270	219,621

Operating Expenses
Selling and marketing	270,901	387,734
Corporate general and administrative	197,052	775,454
Employee salaries and related expenses	150,088	318,075
Depreciation expense	1,055	1,434
Total operating expenses	619,096	1,482,697
Loss from Operations	(586,826)	(1,263,076)

Other Income (Expenses)
Interest expense	(22,741)	(443,921)

Loss before Income Taxes	(609,567)	(1,706,997)

Provision for Income Taxes

Net Loss	$(609,567)	$(1,706,997)

Loss per share
Basic and fully diluted:
Weighted average number of shares outstanding	18,425,818	17,653,924
Loss per share	$(0.03)	$(0.10)

 The accompanying notes are an integral part of these financial statements

AMMO, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months ended June 30, 2017
(Unaudited)

	Common Shares		Additional Paid-In Capital	Subscription Receivable	Accumulated (Deficit)	Total
	Number	Par Value

Balance as of January 1, 2017	15,754,000	$15,754	$799,180	$(167,500)	$(155,024)	$492,410
Reverse merger and recapitalization	604,321	604	(604)			-
Subscriptions collected				167,500		167,500
Common stock issued for founder shares	625,000	625				625
Common stock issued for cash @ $1.25 per share	2,014,700	2,015	2,516,360			2,518,375
Organizational and fund raising costs	20,000	20	(17,020)			(17,000)
Common stock issued for payment of legal fees @ $2.50 per share	49,600	50	123,950			124,000
Licensing agreement	100,000	100	124,900			125,000
Net loss for period ended June 30, 2017					(1,706,997)	(1,706,997)

Balance as of June 30, 2017	19,167,621	$19,168	$3,546,766	$-	$(1,862,021)	$1,703,913

The accompanying notes are an integral part of these financial statements.

AMMO, INC.
STATEMENT OF CASH FLOW
For the Six Months Ended June 30, 2017
(Unaudited)

2017
Cash flows from operating activities:
Net (Loss)	$(1,706,997)
Adjustments to reconcile Net (Loss) to Net Cash provided by operations:
Debt discount amortization	356,250
Depreciation and amortization	33,930
Changes in Current Assets and Liabilities
Vendor advances receivable	155,891
Accounts receivable	(208,048)
Inventories	(822,112)
Prepaid expenses	46,767
Accounts payable	349,377
Accrued liabilities	101,474
Net cash used in operating activities	(1,693,468)

Cash flows from investing activities
Goodwill, legal fee	(26,000)
Purchase of equipment	(36,873)
Net cash used in investing activities	(62,873)

Cash flow from financing activities
Convertible note payment	(100,000)
Note payment - related party	(659,960)
Insurance premium note payment	(118,551)
Sale of common stock	2,686,500
Organization and fundraising costs	(17,000)
Net cash provided by financing activities	1,790,989

Net increase in cash	34,648
Cash, beginning of period	10,116
Cash, end of period	$44,764

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$5,913
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

(Continued) STATEMENT OF CASH FLOW
For the Six Months Ended June 30, 2017
(Unaudited)

Non-cash investing and financing activities:
Vendor note receivable foreclosure -
Vendor notes receivable	$2,585,000
Vendor advances receivable	(65,957)
Accounts receivable	(20,965)
Inventories	(509,447)
Equipment	(187,815)
Goodwill	(1,800,816)
Goodwill	(124,000)
Common Stock	124,000
Licensing Agreement	(125,000)
Common Stock	125,000
Other receivables	(20,811)
Accounts payable	20,811
Insurance premium note payable	180,761
Prepaid expense	(180,761)
Common stock	604
Additional paid-in-capital	(604)
$-

The accompanying notes are an integral part of these financial statements.

AMMO, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2017
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

On December 30, 2016, the Company filed articles of merger with the California Secretary of State to effect the domicile change to the State of Delaware and we filed a Certificate of Merger with the Delaware Secretary of State to effect the domicile change to the State of Delaware.

In conjunction with the domicile change, our director adopted a new certificate of incorporation under the laws of the State of Delaware to increase our authorized number of shares of common stock from 15,000,000 to 100,000,000 shares of common stock, with a par value of $0.001.

On March 17, 2017, AMMO, Inc,(formerly known as Retrospettiva, Inc.), a Delaware corporation (the PUBCO), entered into a definitive agreement with AMMO, Inc., a Delaware Corporation (PRIVCO) under which (PUBCO) acquired all of the outstanding shares of common stock of (PRIVCO). Under the terms of the Agreement, (PUBCO) purchased (PRIVCO) for 17,285,800 newly issued shares of common stock of the company. In connection with this transaction the Company retired 475,679 shares of common stock and issued 500,000 shares of common stock to satisfy a issuance liability. After the acquisition, all company operations were that of AMMO, Inc. the (PRIVCO). The merger of AMMO, Inc. into (PUBCO) was considered to be a capital transaction. The transaction was the equivalent to the issuance by AMMO, Inc. (PRIVCO) of 601,375 shares to the Company (PUBCO) accompanied by a recapitalization. The weighted average number of outstanding shares has been adjusted for the merger transaction.

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

Jesse James (“JJ”) is a well-known motorcycle and gun designer and is the controlling principal of Jesse James Firearms Unlimited, LLC, (“JJFU”) a Texas limited liability company.  Jesse James’ name, endorsements and services have commercial value to the Company; therefore, on October 15, 2016, Ammo entered into a licensing agreement with JJ and JJFU.  The licensing agreement includes, among others, the following provisions:

•
The term of the agreement commenced on October 15, 2016. Ammo was granted exclusive worldwide rights to JJ’s image rights and any and all trademarks associated with JJ in connection with the marketing, promoting, advertising, sale and commercial exploitation of the Jesse James Branded Products (“Branded Products”).

•
Jesse James agreed to make himself available for certain promotional activities and to promote Branded Products through his own social media outlets.  Ammo will reimburse JJ for any out-of-pocket expenses and reasonable travel expenses.

•
JJ was issued 100,000 shares of the Company’s common stock upon execution of the licensing agreement and can earn an additional 75,000 shares of common stock if certain gross sales are achieved ($15,000,000 gross sales to receive the total 75,000 shares).

The 100,000 shares of common stock were valued at $1.25 per share and the $125,000 was recognized as an asset and will be amortized over the initial sixty (60) month term of the licensing agreement.

•	Ammo agreed to pay JJ various royalty fees on the sale of ammunition and non-ammunition Branded Products.

On November 21, 2016, Ammo completed and filed with the Federal Bureau of Alcohol Tobacco, Firearms and Explosives an “Application for Federal Firearms License” for the manufacture and importation of ammunition and firearms. On February 1st the Federal Bureau of Alcohol Tobacco, Firearms and Explosives approved that application and issued to Ammo   Federal Firearms Licenses for the manufacture and importation of ammunition and firearms. The licenses are effective until February 1st, 2020.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS
The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2016 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission and with financials statements included in Form 8-K filed on March 23, 2017. Operating results for the three month and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six month periods ended June 30, 2017, (b) the financial position at June 30, 2017 and (c) cash flows for the six-month period ended June 30, 2017.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated significant revenues to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, October 13, 2016, through June 30, 2017 the Company has accumulated losses of $1,862,021. Management's plan is to have the Company fully operational in the coming year with substantial sales. Management will continue to raise capital through the sale of equity and/or debt financing as required but there is no certainty that such financing will be available at acceptable terms. These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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
LICENSING AGREEMENT

The Company issued 100,000 shares of its common stock at the execution date of the licensing agreement with Jesse James.  The shares were valued at $1.25 and the aggregate value of $125,000 was recorded as a licensing agreement asset.  This asset will be amortized from January, 2017, the period when the first ammunition was delivered, through September 11, 2021. Amortization of the Licensing Agreement for the three months and six months ended June 30, 2017 was $14,583 and $20,833, respectively.

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

Approximately 83% of total revenues were derived from two customers and 70% of the accounts receivable is due from one customer at June 30, 2017.

ADVERTISING COSTS

The Company expenses advertising costs as they are incurred. The Company incurred selling costs of $124,669 and $95,802 for the six month and three month periods ended June 30, 2017, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017.

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

There was no Fair Value transaction for the three months ended June 30, 2017.

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of June 30, 2017, the Company has not issued any stock-based payments to its employees.

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

CONCENTRATIONS OF CREDIT RISK

Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of June 30, 2017, account balances did not exceed federally insured limits.

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
$2,585,000

On October 24, 2016, Ammo entered into an agreement to purchase from Western Alliance Bank a note payable by Advanced Tactical Armament Concepts, L.L.C. (“ATAC”), which had an outstanding balance of $1,910,993 for $1,550,000, the amount which management has determined to be the asset’s fair value on the date of the purchase.  The loan is secured by a master lease agreement (ATAC’s manufacturing equipment), all assets of ATAC, and loan guarantees from the principal owners of ATAC.  Ammo’s management determined that the value of the purchased note was the value paid to Western Alliance Bank. This promissory note held by Ammo, Inc., between ATAC and Western Alliance Bank was due in full on or before February 28, 2017.

In October and November 2016, Mansfield L.L.C. (“Mansfield”), a related party, loaned ATAC an original principal of $900,000 and ATAC executed a promissory note payable for that amount. The note payable was secured by all of the assets of ATAC.  On December 16, 2016, Ammo and Mansfield entered into a note purchase and sale agreement.  Ammo purchased the promissory note for $1,035,000 and assumed Mansfield’s collateral position.  The Managing Member of Mansfield is related to the President of Ammo.  The $1,035,000 was payable on or before the closing date of the note purchase and sale agreement.

On February 20, 2017, a sale was held for the disposition of collateral for Advanced Tactical Armament Concepts, LLC, a Nevada Limited Liability Company. The Company was a secured party and submitted a credit bid. The Company’s bid for the sale for the disposition of collateral was the highest and was accepted. The company reflected this transaction in the following manner:

Vendor notes receivable	$2,585,000
Legal fee liability	150,000
Vendor advances receivable	(65,957)
Accounts receivable	(20,965)
Inventories	(509,447)
Equipment	(187,815)
Goodwill	(1,950,816)
$-

NOTE 4 – INVENTORIES

At June 30, 2017 and December 31, 2016 the inventory balances are composed of:
	2017	2016

Finished product	$754,327	$-
Raw materials	642,795	219,105
Work in process	153,542	-

	$1,550,664	$219,105

NOTE 5 – CONVERTIBLE NOTE PAYABLE

The Company entered into an agreement for a short-term convertible note payable to an unrelated party on December 22, 2016 with sixty (60) days maturity and a $1,500,000 principal balance.  The note has a one-time fee of $375,000, which was amortized, as interest, ratably over the sixty (60) day period. The note is convertible into one share of the Company’s common stock and one stock purchase warrant at a conversion price of $1.25 per unit.  Each warrant has an exercise price of $2.50. As of March 31, 2017, the note has not been repaid or converted to equity. Amortization of the fee was $356,250 for the three months ended March 31, 2017. During the three months ended June 30, 2017, the Company paid $100,000 of the outstanding balance.

NOTE 6 – NOTE PAYABLE – RELATED PARTY

On December 16, 2016, Ammo and Mansfield entered into a note purchase and sale agreement to purchase a promissory note held by Mansfield, and payable by ATAC.  Ammo purchased the promissory note for $1,035,000. The Managing Member of Mansfield is related to the President of Ammo.  The $1,035,000 was payable on or before the closing date of the note purchase and sale agreement, however, as of June 30, 2017, only $734,960 of the note balance has been paid, leaving a liability of $300,040 payable to Mansfield.

NOTE 7 - CAPITAL STOCK

The authorized capital of the Company is 100,000,000 common shares with a par value of  $0.001 per share.  During the period from January 1, 2017 to June 30, 2017, the Company sold 2,014,700 shares of its common stock for $1.25 per share and collected proceeds of $2,518,375 and issued 49,600 shares of its common stock for $2.50 per share in exchange for legal services invoiced in the amount of $124,000.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to June 30, 2017 through the date these financials were available for issuance, the Company sold an additional 132,000 shares of common stock and issued 132,000 common stock purchase warrants for $165,000.

The Company evaluated subsequent events through August 17, 2017, the date the financial statements were issued, and determined that there are not any other items to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 17, 2017, AMMO, Inc., (formerly known as Retrospettiva, Inc.), a Delaware corporation (the PUBCO), entered into a definitive agreement with AMMO, INC., a Delaware Corporation (PRIVCO) under which (PUBCO) acquired all of the outstanding shares of common stock of (PRIVCO). Under the terms of the Agreement, (PUBCO) purchased (PRIVCO) for 17,285,800 newly issued shares of common stock of the company. In connection with this transaction the Company retired 475,679 of common stock and issued 500,000 shares of common stock to satisfy a issuance liability. After the acquisition, all company operations were that of AMMO, INC. the (PRIVCO). The merger of AMMO, INC. into (PUBCO) was considered to be a capital transaction. The transaction was the equivalent to the issuance of by AMMO, INC. (PRIVCO) for 601,375 outstanding in the Company (PUBCO) accompanied by a recapitalization. The weighted average number of outstanding shares has been adjusted for the merger transaction.

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

Business of AMMO, INC.

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

Every load we make is carefully designed and engineered for a specific purpose. Our development team determines the optimum balance of velocity, accuracy and recoil for each load. Rather than just push “hot loads” that travel faster, but generally at the expense of accuracy and hand comfort, our load specific development team carefully analyzes every load and ballisticians work toward a specific outcome.

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

Product Lines

AMMO, INC. HAS WORKED WITH RENOWNED MOTORCYCLE/FIREARM DESIGNER AND BUILDER JESSE JAMES TO CREATE THE JESSE JAMES LINE OF BRANDED BULLETS. AMMO, INC. SEEKS TO ELEVATE BOTH THE QUALITY OF THEIR PRODUCTS AS WELL AS THE SHOOTERS’ OVERALL EXPERIENCE, WHILE ENJOYING THE FIREARMS LIFESTYLE.

PROVEN JACKETED HOLLOW POINT PROJECTILES DELIVER TERMINAL PERFORMANCE TUNED FOR SELF-DEFENCE. LOAD-SPECIFIC DEVELOPMENT ENSURES EXTREME ACCURACY AND CONSISTENCY FOR EACH CALIBER.

“WHEN PUTTING MY NAME ON A BOX OF AMMO I AM ONLY INTERESTED IN THREE THINGS. THAT IT’S THE ABSOLUTE HIGHEST QUALITY, MOST ACCURATE, AND BEST VALUE FOR THE CUSTOMER. JESSE JAMES AMMUNITION IS ALL THREE,” SAID JESSE JAMES. “I AM SO PROUD TO BE PARTNERING WITH AMMO INC. THE STARS HAVE TRULY ALIGNED FOR A SUCCESSFUL COMPANY. AMMO, INC. CEO FRED WAGENHALS AND MYSELF HAVE A PARTNERSHIP GOING BACK ALMOST TWO DECADES. WE BOTH ARE FOCUSED AND DETERMINED TO CREATE THE BEST PRODUCT POSSIBLE. ALSO BRING A NEW APPROACH TO THE AMMUNITION INDUSTRY.”

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

Suppressors have been around for decades, but ammunition has never really been specifically designed for them — until now. The AMMO INCORPORATED® /stelTH/® line is more than just a standard round tuned for subsonic velocity — it’s the culmination of AMMO INCORPORATED® HyperClean™ Technology, precision engineering, and leading suppressor manufacturer collaboration — a clean-burning, Total Metal Jacket round that slows baffle corrosion inside the can, reduces lead emissions that collect in the suppressor body, and delivers proven AMMO INCORPORATED® terminal performance for a superior shooting experience.

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

In some cases, the handling of our technical data and the international sale of our products is also regulated by the U.S. Department of State and Department of Commerce. These agencies oversee the export of our products including firearms, shotguns, ammunition, and night vision devices, amongst other products. In many instances, we must obtain export authorizations for international shipments. In addition, the ITAR requires congressional approval for any firearms export application with a total value of $1 million or higher. To date, most of our requests for export licenses have been approved. These agencies can impose civil and criminal penalties, including denying us from exporting our products, for failure to comply with applicable laws and regulations.

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

The Company had revenues in the amount of $969,363 for the six month period ended June 30, 2017.

For the six-month period ending June 30, 2017, the Company had a net loss of ($1,706,997). Total operating expense of $1,482,697 reflects the Company’s efforts to achieve growth for its product lines. The selling and marketing expenses of $387,734 were necessary to expand our customer list. General and administrative expenses of $775,454 include consulting expenses of $344,730 and legal and professional expenses of $144,414 that were necessary expenditures required for the organization of the Company. These operating expenses were offset by the gross margin from sales of $219,621 resulting in a loss from operations of $1,263,076.

The Company had a net loss for the period ended June 30, 2017 of ($1,706,997) or ($.10) per share net loss.  The weighted average number of shares outstanding was 17,653,924 for the period ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2017, the Company had negative working capital of ($687,661).  Assets included current assets of $1,958,435, equipment of $211,591 and Other Assets of $2,179,983.  Current liabilities as of June 30, 2017 were $2,646,096.

Net cash used in operating activities was $1,693,468 during the period ended June 30, 2017.  The largest uses of cash were the $822,112 increase in inventories and the $208,048 increase on accounts receivable, which were offset by the $356,250 debt discount amortization and the $349,377 increase in accounts payable.

Net cash provided by financing activities was $1,790,989 for the period ended June 30, 2017.  Sale of common stock of $2,686,500 provided the majority of cash for the period.

Results of Operations - Quarter Ended June 30, 2017

The Company had a net loss for the three month period ended June 30, 2017 of ($609,567) or ($.03) per share net loss.

Operating expenses were $619,096 for the three month period ended June 30, 2017.

For the three month period ended June 30, 2017, the Company had interest expense of $22,741.

PLAN OF OPERATION AND FUNDING

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Quarterly period from April 1, 2017 to June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The authorized capital of the Company is 100,000,000 common shares with a par value of $0.001 per share.  During the period from April 1, 2017 to June 30, 2017, the Company sold 1,068,500 shares of its common stock for $1.25 per share and collected proceeds of $1,335,625.

2.	Subsequent Issuances:

Subsequent to June 30, 2017 through the date these financials were available for issuance, the Company sold an additional 132,000 shares of common stock for $165,000.

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

AMMO, INC.

Dated: August 18, 2017	By:	/s/ Fred W. Wagenhals
Fred W. Wagenhals President and Chief Executive Officer

Dated: August 18, 2017	By:	/s/ Ron Shostack
Ron Shostack Chief Financial Officer