Form 10-Q/A
period 2017-03-31
AMMO, INC.
filed 2017-11-03
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q/A

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

Explanatory Note

Ammo, Inc., (the "Company"), is restating its balance sheet as of March 31, 2017, and the income statement, statement of cash flow, and statement of stockholder's (deficit) equity for the period ended March 31, 2017. The Company has added footnote 9 to its financial statements showing the previously filed financial statements, the restatement adjustment and as restated columns for the restated financial statements.

AMMO, INC.

Ammo, Inc.
BALANCE SHEETS (As Restated, See Note 9)

	(Restated)
	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$100,135	$10,116
Accounts receivable	16,419
Other receivables	23,276
Vendor notes receivable, net of allowance for doubtful	-	2,585,000
collection of $360,993	-
Vendor advances receivable	-	89,934
Inventories, at lower cost or market, principally average cost method	1,493,872	219,105
Prepaid expense	170,834
Total Current Assets	1,804,536	2,904,155
Equipment, net of accumulated depreciation of $13,500	565,582	-
Other Assets:	-
Licensing agreement, net of $6,250 of accumulated amortization in 2017	118,750	125,000
Goodwill	-
TOTAL ASSETS	$2,488,868	$3,029,155

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$331,790	$57,995
Accounts payable - related parties	66,383
Accrued liabilities	86,785	-
Convertible note payable, net of debt discount of $356,250 in 2016	1,875,000	1,518,750
Note payable - related party	598,000	960,000
Insurance premium note payable	101,433	-
Total Current Liabilities	3,059,391	2,536,745

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value, 100,000,000 shares authorized
17,976,175 and 15,754,000 shares issued and outstanding at
March 31, 2017 and December 31, 2016, respectively	17,976	15,754
Additional paid-in capital	2,087,333	799,180
Stock subscription receivable	-	(167,500)
Accumulated (Deficit)	(2,675,832)	(155,024)
Total Stockholders' Equity (Deficit)	(570,523)	492,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,488,868	$3,029,155

The accompanying notes are an integral part of these financial statements.

Ammo, Inc.
STATEMENT OF OPERATIONS
For the Three Months ended March 31, 2017 (As Restated, See Note 9)
(Unaudited)

(Restated)
2017

Gross Sales	$653,784
Customer incentives, discounts, returns, and allowances	-
Net sales	653,784

Cost of Goods Sold, includes depreciation and amortization of $19,421
for the three months ended March 31, 2017	474,890

Gross Margin	178,894

Operating Expenses
Selling and marketing	116,833
Corporate general and administrative	578,402
Employee salaries and related expenses	167,987
Depreciation expense	379
Total operating expenses	863,601
Loss from Operations	(684,707)

Other Income (Expenses)
Loss on vendor notes receivable collectibility	1,414,921
Interest expense	421,180

Profit (Loss) before Income Taxes	(2,520,808)

Provision for Income Taxes

Net Profit (Loss)	$(2,520,808)

Loss per share
Basic and fully diluted:
Weighted average number of shares outstanding	17,118,431
Loss per share	$(0.15)

The accompanying notes are an integral part of these financial statements.

Ammo, Inc.
STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months ended March 31, 2017 (As Restated, See Note 9)
(Unaudited)

	Common Shares		Additional Paid-In	Preferred	Subscription	Accumulated
	Number	Par Value	Capital	Shares	Receivable	(Deficit)	Total

Balance as of January 1, 2017	15,754,000	$15,754	$799,180	-	$(167,500)	$(155,024)	$492,410
Reverse merger and recapitalization	601,375	601	(601)	-	-	-	-
Subscriptions collected	-	-	-	-	167,500	-	167,500
Common stock issued for founder shares	625,000	625	-	-	-	-	625
Common stock issued for cash @ $1.25 per share	946,200	946	1,181,804	-	-	-	1,182,750
Organizational and fund raising costs	-	-	(17,000)	-	-	-	(17,000)
Common stock issued for payment of legal fees @ $2.50 per share	49,600	50	123,950	-	-	-	124,000
Net loss for period ended March 31, 2017 (Restated)	-	-	-	-	-	(2,520,808)	(2,520,808)

Balance as of March 31, 2017 (Restated)	17,976,175	$17,976	$2,087,333	$-	$-	$(2,675,832)	$(570,523)

The accompanying notes are an integral part of these financial statements.

Ammo, Inc.
STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2017 (As Restated, See Note 9)
(Unaudited)

2017
Cash flows from operating activities:
Net (Loss)	$(2,520,808)
Adjustments to reconcile Net (Loss) to Net Cash provided by operations:
Debt discount amortization	356,250
Depreciation and amortization	19,800
Common stock issued for legal fees	124,000
Uncollectible vendor notes receivable	1,414,921
Changes in Current Assets and Liabilities
Vendor advances receivable	186,486
Accounts receivable	4,546
Other receivables	(2,465)
Inventories	(765,320)
Prepaid expenses	9,927
Accounts payable	252,984
Accounts payable - related parties	66,383
Accrued liabilities	86,785
Net cash used in operating activities	(766,511)

Cash flows from investing activities
Purchase of equipment	(36,017)
Net cash used in investing activities	(36,017)

Cash flow from financing activities
Note payment - related party	(362,000)
Insurance premium note payments	(79,328)
Sale of common stock	1,350,875
Organization and fundraising costs	(17,000)
Net cash provided by financing activities	892,547

Net increase in cash	90,019
Cash, beginning of period	10,116
Cash, end of period	$100,135

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$1,297
Income taxes	$-

(Continued)

Ammo, Inc.
STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2017 (As Restated, See Note 9)
(Continued)

2017
Non-cash investing and financing activities:
Vendor note receivable foreclosure
Vendor notes receivable	$1,170,079
Vendor advances receivable	(96,552)
Accounts receivable	(20,965)
Inventories	(509,447)
Equipment	(543,115)
Goodwill	-
Other receivables	(20,811)
Accounts payable	20,811
Insurance premium note payable	180,761
Prepaid expenses	(180,761)
Common stock	601
Additional paid-in-capital	(601)

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated significant revenues to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, October 13, 2016, through March 31, 2017 the Company has accumulated losses of $2,675,832. Management's plan is to have the Company fully operational in the coming year with substantial sales. Management will continue to raise capital through the sale of equity and/or debt financing as required but there is no certainty that such financing will be available at acceptable terms. These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

AMMO, INC.
NOTES TO FINANCIAL STATEMENTS
 March 31, 2017
(Unaudited)

NOTE 3 – VENDOR NOTES RECEIVABLE

Vendor note receivable is composed of the following at December 31, 2016:

Advanced Tactical Armament Concepts, L.L.C. Notes Payable Purchased by Ammo	Amount
Western Alliance Bank	$1,910,993
Less: Allowance for uncollectible amounts	(360,993)
1,550,000
Mansfield, LLC	1,035,000
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

On February 20, 2017, a sale was held for the disposition of collateral for Advanced Tactical Armament Concepts, LLC, a Nevada Limited Liability Company. The Company was a secured party and submitted a credit bid. The Company's bid for the sale for the disposition of collateral was the highest and was accepted. The company reflected this transaction in the following manner:

Vendor notes receivable	$2,585,000
Vendor advances receivable	(96,552)
Accounts receivable	(20,965)
Inventories	(509,447)
Equipment	(543,115)
Loss on uncollectible vendor notes	(1,414,921)
$-

NOTE 4 – INVENTORIES

At March 31, 2017 and December 31, 2016 the inventory balances are composed of:

	2017	2016

Finished product	$319,380	$-
Raw materials	958,398	219,105
Work in process	216,094	-

	$1,493,872	$219,105

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

NOTE 9 – RESTATEMENT

The Company is restating its balance sheet as of March 31, 2017, and the income statement, statement of cash flow, and statement of stockholder’s equity (deficit) for the period ended March 31, 2017. The restatement shows the previously filed financial statements, the restatement adjustment and as restated columns for the balance sheet as of March 31, 2017, and the income statement, statement of cash flow, and statement of stockholder’s equity (deficit) for the period ended March 31, 2017.

On February 20, 2017, the Company foreclosed on collateral securing a note owed to the Company by Advanced Tactical Armament Concepts, LLC, a Nevada Limited Liability Company. The fair market value of the foreclosed assets was less than the balance due on the note. The difference was originally recorded as goodwill and the Company has now revised that treatment to record the uncollectible difference as a loss.

The following table represents the balance sheet as previously reported, restatement adjustment, and as restated as of March 31, 2017:

		Restatement
	As Previously Filed	Adjustment	As Restated
	(Unaudited)		(Unaudited)

ASSETS
Current Assets:
Cash	$100,135		$100,135
Accounts receivable	16,419		16,419
Other receivables	23,276		23,276
Vendor notes receivable, net of allowance for doubtful	-		-
collection of $360,993	-		-
Vendor advances receivable	-		-
Inventories, at lower cost or market, principally average cost method	1,493,872		1,493,872
Prepaid expense	170,834		170,834
Total Current Assets	1,804,536	-	1,804,536
Equipment, net of accumulated depreciation of $13,500	218,739	346,843	565,582
Other Assets:	-		-
Licensing agreement, net of $6,250 of accumulated amortization in 2017	118,750		118,750
Goodwill	1,770,221	(1,770,221)	-
TOTAL ASSETS	$3,912,246	$(1,423,378)	$2,488,868

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$331,790		$331,790
Accounts payable - related parties	66,383		66,383
Accrued liabilities	86,785		86,785
Convertible note payable, net of debt discount of $356,250 in 2016	1,875,000		1,875,000
Note payable - related party	598,000		598,000
Insurance premium note payable	101,433		101,433
Total Current Liabilities	3,059,391	-	3,059,391

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value, 100,000,000 shares authorized
17,976,175 and 15,754,000 shares issued and outstanding at
March 31, 2017 and December 31, 2016, respectively	17,976		17,976
Additional paid-in capital	2,087,333		2,087,333
Stock subscription receivable	-		-
Accumulated (Deficit)	(1,252,454)	(1,423,378)	(2,675,832)
Total Stockholders' Equity (Deficit)	852,855	(1,423,378)	(570,523)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,912,246	$(1,423,378)	$2,488,868

The following table represents the income statement as previously reported, restatement adjustment, and as restated as of March 31, 2017:

		Restatement
	As Previously Filed	Adjustment	As Restated

Gross Sales	$653,784		$653,784
Customer incentives, discounts, returns, and allowances	-		-
Net sales	653,784	-	653,784

Cost of Goods Sold, includes depreciation and amortization of $18,920
for the three months ended March 31, 2017	466,433	8,457	474,890

Gross Margin	187,351	(8,457)	178,894

Operating Expenses
Selling and marketing	116,833		116,833
Corporate general and administrative	578,402		578,402
Employee salaries and related expenses	167,987		167,987
Depreciation expense	379		379
Total operating expenses	863,601	-	863,601
Loss from Operations	(676,250)	(8,457)	(684,707)

Other Income (Expenses)
Loss on vendor notes receivable collectibility	-	1,414,921	1,414,921
Interest expense	421,180		421,180

Profit (Loss) before Income Taxes	(1,097,430)	(1,423,378)	(2,520,808)

Provision for Income Taxes

Net Profit (Loss)	$(1,097,430)	$(1,423,378)	$(2,520,808)

Loss per share
Basic and fully diluted:
Weighted average number of shares outstanding	17,118,431	17,118,431	17,118,431
Loss per share	$(0.06)	$(0.09)	$(0.15)

The following table represents the statement of stockholder’s equity (deficit) as previously reported, and as restated as of March 31, 2017:

	Common Shares		Additional Paid-In	Preferred	Subscription	Accumulated
	Number	Par Value	Capital	Shares	Receivable	(Deficit)	Total

Balance as of January 1, 2017	15,754,000	$15,754	$799,180		$(167,500)	$(155,024)	$492,410
Reverse merger and recapitalization	601,375	601	(601)				0
Subscriptions collected					167,500		167,500
Common stock issued for founder shares	625,000	625	-				625
Common stock issued for cash @ $1.25 per share	946,200	946	1,181,804				1,182,750
Organizational and fund raising costs	-	-	(17,000)				(17,000)
Common stock issued for payment of legal fees @ $2.50 per share	49,600	50	123,950				124,000
Net loss for period ended March 31, 2017 (Restated)	-	-	-	-	-	(2,520,808)	(2,520,808)

Balance as of March 31, 2017 (Restated)	17,976,175	$17,976	$2,087,333	$-	$-	$(2,675,832)	$(570,523)

The following table represents the statement of cash flow as previously reported, restatement adjustment, and as restated as of March 31, 2017:

		Restatement
	As Previously Filed	Adjustment	As Restated
Cash flows from operating activities:
Net (Loss)	$(1,097,430)	$(1,423,378)	$(2,520,808)
Adjustments to reconcile Net (Loss) to Net Cash provided by operations:
Debt discount amortization	356,250	-	356,250
Depreciation and amortization	11,343	8,457	19,800
Common stock issued for legal fees	124,000	-	124,000
Uncollectible vendor notes receivable	-	1,414,921	1,414,921
Changes in Current Assets and Liabilities
Vendor advances receivable	186,486	-	186,486
Accounts receivable	4,546	-	4,546
Other receivables	(2,465)	-	(2,465)
Inventories	(765,320)	-	(765,320)
Prepaid expenses	9,927	-	9,927
Accounts payable	252,984	-	252,984
Accounts payable	66,383	-	66,383
Accrued liabilities	86,785	-	86,785
Net cash used in operating activities	(766,511)		(766,511)

Cash flows from investing activities
Purchase of equipment	(36,017)	-	(36,017)
Net cash used in investing activities	(36,017)	-	(36,017)

Cash flow from financing activities
Note payment - related party	(362,000)	-	(362,000)
Insurance premium note payments	(79,328)	-	(79,328)
Sale of common stock	1,350,875	-	1,350,875
Organization and fundraising costs	(17,000)	-	(17,000)
Net cash provided by financing activities	892,547	-	892,547

Net increase in cash	90,019	-	90,019
Cash, beginning of period	10,116	-	10,116
Cash, end of period	$100,135	$-	$100,135

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$1,297	$-	$1,297
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Vendor note receivable foreclosure -
Vendor notes receivable	$2,585,000	$(1,414,921)	$1,170,079
Vendor advances receivable	(96,552)		(96,552)
Accounts receivable	(20,965)		(20,965)
Inventories	(509,447)		(509,447)
Equipment	(187,815)	(355,300)	(543,115)
Goodwill	(1,770,221)	1,770,221	-
Other receivables	(20,811)		(20,811)
Accounts payable	20,811		20,811
Insurance premium note payable	180,761		180,761
Prepaid expenses	(180,761)		(180,761)
Common stock	601		601
Additional paid-in-capital	(601)		(601)
	$-	$-	$-

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

For the period ending March 31, 2017, the Company had a net loss of ($2,520,808).  This loss primarily consisted of general and administrative expenses of $863,601. General and administrative expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and expenses associated with the filing of our registration statement.

The Company had a net loss for the period ended March 31, 2017 of ($2,520,808) or ($.15) per share net loss.  The weighted average number of shares outstanding was 17,118,431 for the period ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2017, the Company had negative working capital of ($1,254,855).  Assets included current assets of $1,804,536, equipment of $565,582 and and Other Assets of $118,750.  Current liabilities as of March 31, 2017 were $3,059,391.

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

Results of Operations - Quarter Ended March 31, 2017

The Company had a net loss for the period ended March 31, 2017 of ($2,520,808) or ($.15) per share net loss.

Operating expenses were $863,601 for the period ended March 31, 2017.

For the period ended December 31, 0216, the Company had interest expense of $421,180 related to notes payable.

PLAN OF OPERATION AND FUNDING

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated significant revenues to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, October 13, 2016, through March 31, 2017 the Company has accumulated losses of $2,675,832. Management's plan is to have the Company fully operational in the coming year with substantial sales. Management will continue to raise capital through the sale of equity and/or debt financing as required but there is no certainty that such financing will be available at acceptable terms. These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

AMMO, Inc.

Dated: November 3, 2017	By:	/s/ Fred W. Wagenhals
Fred W. Wagenhals President and Chief Executive Officer

Dated: November 3, 2017	By:	/s/ Ron Shostack
Ron Shostack Chief Financial Officer