Form 10-Q/A
period 2017-06-30
AMMO, INC.
filed 2017-11-03
CIK 1015383

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

Explanatory Note

Ammo, Inc., (the "Company"), is restating its balance sheet as of June 30, 2017, and the income statement, statement of cash flow, and statement of stockholder's (deficit) equity for the three-month and six-month periods ended June 30, 2017. The Company has added footnote 9 to its financial statements showing the previously filed financial statements, the restatement adjustment and as restated columns for the restated financial statements.

AMMO, INC.

AMMO, INC.
BALANCE SHEETS (As Restated, See Note 9)

	(Restated)
	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$44,764	$10,116
Accounts receivable	229,012
Other receivables	-
Vendor notes receivable, net of allowance for doubtful	-	2,585,000
collection of $360,993	-
Vendor advances receivable	-	89,934
Inventories, at lower cost or market, principally average cost method	1,550,664	219,105
Prepaid expense	133,995
Total Current Assets	1,958,435	2,904,155
Equipment, net of accumulated depreciation of $34,244	545,744	-
Other Assets:	-
Licensing agreement, net of $6,250 of accumulated amortization in 2017	229,167	125,000
Goodwill	-
TOTAL ASSETS	$2,733,346	$3,029,155

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$405,680	$57,995
Accounts payable - related parties	-
Accrued liabilities	103,166	-
Convertible note payable, net of debt discount of $356,250 in 2016	1,775,000	1,518,750
Note payable - related party	300,040	960,000
Insurance premium note payable	62,210	-
Total Current Liabilities	2,646,096	2,536,745

Stockholders' Equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized
17,167,621 and 15,754,000 shares issued and outstanding at
June 30, 2017 and December 31, 2016, respectively	19,168	15,754
Additional paid-in capital	3,546,766	799,180
Stock subscription receivable	-	(167,500)
Accumulated	(3,478,684)	(155,024)
Total Stockholders' Equity	87,250	492,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,733,346	$3,029,155

The accompanying notes are an integral part of these financial statements.

AMMO, INC.
STATEMENT OF OPERATIONS
For the Three Months and Six Months ended June 30, 2017 (As Restated, See Note 9)
(Unaudited)

	(Restated)
	2017	2017
	(3 months)	(6 months)

Gross Sales	$315,579	$969,363
Customer incentives, discounts, returns, and allowances	-	-
Net sales	315,579	969,363

Cost of Goods Sold, includes depreciation and amortization of $32,987 and
$52,408 for the three and six months ended June 30, 2017, respectively	295,265	769,654

Gross Margin	20,314	199,709

Operating Expenses
Selling and marketing	270,901	387,734
Corporate general and administrative	377,647	956,049
Employee salaries and related expenses	150,088	318,075
Depreciation expense	1,055	2,669
Total operating expenses	799,691	1,664,527
Loss from Operations	(779,377)	(1,464,818)

Other Income (Expenses)
Loss on vendor notes receivable collectibility	-	1,414,921
Interest expense	22,741	443,921

Profit (Loss) before Income Taxes	(802,118)	(3,323,660)

Provision for Income Taxes

Net Profit (Loss)	$(802,118)	$(3,323,660)

Loss per share
Basic and fully diluted:
Weighted average number of shares outstanding	18,425,818	17,653,924
Loss per share	$(0.04)	$(0.19)

 The accompanying notes are an integral part of these financial statements

Ammo, Inc.
STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months ended June 30, 2017  (As Restated, See Note 9)
(Unaudited)

	Common Shares		Additional Paid-In	Preferred	Subscription	Accumulated	Total
	Number	Par Value	Capital	Shares	Receivable	(Deficit)

Balance as of January 1, 2017	15,754,000	$15,754	$799,180	$-	$(167,500)	$(155,024)	$492,410
Reverse merger and recapitalization	604,321	604	(604)	-	-	-	-
Subscriptions collected	-	-		-	167,500	-	167,500
Common stock issued for founder shares	625,000	625	-	-	-	-	625
Common stock issued for cash @ $1.25 per share	2,014,700	2,015	2,516,360	-	-	-	2,518,375
Organizational and fund raising costs	20,000	20	(17,020)	-	-	-	(17,000)
Common stock issued for payment of legal fees @ $2.50 per share	49,600	50	123,950	-	-	-	124,000
Licensing agreement	100,000	100	124,900	-	-	-	125,000
Net loss for period ended June 30, 2017 (Restated)	-	-		-	-	(3,323,660)	(3,323,660)

Balance as of June 30, 2017 (Restated)	19,167,621	$19,168	$3,546,766	$-	$-	$(3,478,684)	$87,250

The accompanying notes are an integral part of these financial statements.

AMMO, INC.
STATEMENT OF CASH FLOW
For the Six Months Ended June 30, 2017 (As Restated, See Note 9)
(Unaudited)

2017
Cash flows from operating activities:
Net (Loss)	$(3,323,660)
Adjustments to reconcile Net (Loss) to Net Cash provided by operations:
Debt discount amortization	356,250
Depreciation and amortization	55,077
Uncollectible vendor notes receivable	1,414,921
Common stock issued for legal services	124,060
Changes in Current Assets and Liabilities
Vendor advances receivable	186,486
Accounts receivable	(208,048)
Other receivables	-
Inventories	(822,112)
Prepaid expenses	46,767
Accounts payable	349,377
Accrued liabilities	101,474
Net cash used in operating activities	(1,719,468)

Cash flows from investing activities
Goodwill, legal fee	-
Purchase of equipment	(36,873)
Net cash used in investing activities	(36,873)

Cash flow from financing activities
Convertible note payment	(100,000)
Note payment - related party	(659,960)
Insurance premium note payments	(118,551)
Sale of common stock	2,686,500
Organization and fundraising costs	(17,000)
Net cash provided by financing activities	1,790,989

Net increase in cash	34,648
Cash, beginning of period	10,116
Cash, end of period	$44,764

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$5,913
Income taxes	$-

(Continued)

AMMO, INC.
STATEMENT OF CASH FLOW
For the Six Months Ended June 30, 2017 (As Restated, See Note 9)
(Unaudited)

2017
Non-cash investing and financing activities:
Vendor note receivable foreclosure -
Vendor notes receivable	$1,170,079
Vendor advances receivable	(96,552)
Accounts receivable	(20,965)
Inventories	(509,447)
Equipment	(530,425)
Goodwill	(543,115)
Licensing Agreement	(125,000)
Goodwill	125,000
Other receivables	(20,811)
Accounts payable	20,811
Insurance premium note payable	180,761
Prepaid expenses	(180,761)
Common stock	604
Additional paid-in-capital	(604)
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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated significant revenues to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, October 13, 2016, through June 30, 2017 the Company has accumulated losses of $3,478,684. Management's plan is to have the Company fully operational in the coming year with substantial sales. Management will continue to raise capital through the sale of equity and/or debt financing as required but there is no certainty that such financing will be available at acceptable terms. These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

On February 20, 2017, a sale was held for the disposition of collateral for Advanced Tactical Armament Concepts, LLC, a Nevada Limited Liability Company. The Company was a secured party and submitted a credit bid. The Company’s bid for the sale for the disposition of collateral was the highest and was accepted. The company reflected this transaction in the following manner:

Vendor notes receivable	$2,585,000
Vendor advances receivable	(96,552)
Accounts receivable	(20,965)
Inventories	(509,447)
Equipment	(543,115)
Loss on uncollectable vendor notes	(1,414,921)
$-

NOTE 4 – INVENTORIES

At June 30, 2017 and December 31, 2016 the inventory balances are composed of:
	2017	2016

Finished product	$754,327	$-
Raw materials	642,795	219,105
Work in process	153,542	-

	$1,550,664	$219,105

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

NOTE 9 – RESTATEMENT

The Company is restating its balance sheet as of June 30, 2017, and the income statement, statement of cash flow, and statement of stockholder’s equity (deficit) for the three-month and six-month periods ended June 30, 2017. The restatement shows the previously filed financial statements, the restatement adjustment and as restated columns for the balance sheet as of June 30, 2017, and the income statement, statement of cash flow, and statement of stockholder’s equity (deficit) for the three-month and six-month periods ended June 30, 2017

On February 20, 2017, the Company foreclosed on collateral securing a note owed to the Company by Advanced Tactical Armament Concepts, LLC, a Nevada Limited Liability Company. The fair market value of the foreclosed assets was less than the balance due on the note. The difference was originally recorded as goodwill and the Company has now revised that treatment to record the uncollectible difference as a loss.

The following table represents the balance sheet as previously reported, restatement adjustment, and as restated as of June 30, 2017:

		Restatement
	As Previously Filed	Adjustment	As Restated
	(Unaudited)		(Unaudited)

ASSETS
Current Assets:
Cash	$44,764		$44,764
Accounts receivable	229,012		229,012
Other receivables	-		-
Vendor notes receivable, net of allowance for doubtful	-		-
collection of $360,993	-		-
Vendor advances receivable	-		-
Inventories, at lower cost or market, principally average cost method	1,550,664		1,550,664
Prepaid expense	133,995		133,995
Total Current Assets	1,958,435	-	1,958,435
Equipment, net of accumulated depreciation of $34,244	211,591	334,153	545,744
Other Assets:	-		-
Licensing agreement, net of $6,250 of accumulated amortization in 2017	229,167		229,167
Goodwill	1,950,816	(1,950,816)	-
TOTAL ASSETS	$4,350,009	$(1,616,663)	$2,733,346

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$405,680		$405,680
Accounts payable - related parties	-		-
Accrued liabilities	103,166		103,166
Convertible note payable, net of debt discount of $356,250 in 2016	1,775,000		1,775,000
Note payable - related party	300,040		300,040
Insurance premium note payable	62,210		62,210
Total Current Liabilities	2,646,096	-	2,646,096

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value, 100,000,000 shares authorized
17,167,621 and 15,754,000 shares issued and outstanding at
June 30, 2017 and December 31, 2016, respectively	19,168		19,168
Additional paid-in capital	3,546,766		3,546,766
Stock subscription receivable	-		-
Accumulated (Deficit)	(1,862,021)	(1,616,663)	(3,478,684)
Total Stockholders' Equity (Deficit)	1,703,913	(1,616,663)	87,250
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,350,009	$(1,616,663)	$2,733,346

The following table represents the income statement as previously reported, restatement adjustment, and as restated as of June 30, 2017:

	As Previously	Restatement		As Previously	Restatement
	Filed	Adjustment	As Restated	Filed	Adjustment	As Restated
	(3 months)			(6 months)

Gross Sales	$315,579		$315,579	$969,363		$969,363
Customer incentives, discounts, returns, and allowances	-		-	-		-
Net sales	315,579	-	315,579	969,363	-	969,363

Cost of Goods Sold, includes depreciation and amortization of $32,987 and $52,408 for the three and six months ended June 30, 2017, respectively	283,309	11,956	295,265	749,742	19,912	769,654

Gross Margin	32,270	(11,956)	20,314	219,621	(19,912)	199,709

Operating Expenses
Selling and marketing	270,901		270,901	387,734		387,734
Corporate general and administrative	197,052	180,595	377,647	775,454	180,595	956,049
Employee salaries and related expenses	150,088		150,088	318,075		318,075
Depreciation expense	1,055		1,055	1,434	1,235	2,669
Total operating expenses	619,096	180,595	799,691	1,482,697	181,830	1,664,527
Loss from Operations	(586,826)	(192,551)	(779,377)	(1,263,076)	(201,742)	(1,464,818)

Other Income (Expenses)
Loss on vendor notes receivable collectibility	-	-	-	-	1,414,921	1,414,921
Interest expense	22,741	-	22,741	443,921		443,921

Profit (Loss) before Income Taxes	(609,567)	(192,551)	(802,118)	(1,706,997)	(1,616,663)	(3,323,660)

Provision for Income Taxes

Net Profit (Loss)	$(609,567)	$(192,551)	$(802,118)	$(1,706,997)	$(1,616,663)	$(3,323,660)

Loss per share
Basic and fully diluted:
Weighted average number of shares outstanding	18,425,818	18,425,818	18,425,818	17,653,924	17,653,924	17,653,924
Loss per share	$(0.03)	$(0.01)	$(0.04)	$(0.10)	$(0.09)	$(0.19)

The following table represents the statement of stockholder’s equity (deficit) as previously reported and as restated as of June 30, 2017:

	Common Shares		Additional Paid-In	Preferred	Subscription	Accumulated	Total
	Number	Par Value	Capital	Shares	Receivable	(Deficit)

Balance as of January 1, 2017	15,754,000	$15,754	$799,180	$-	$(167,500)	$(155,024)	$492,410
Reverse merger and recapitalization	604,321	604	(604)	-	-	-	-
Subscriptions collected	-	-		-	167,500	-	167,500
Common stock issued for founder shares	625,000	625	-	-	-	-	625
Common stock issued for cash @ $1.25 per share	2,014,700	2,015	2,516,360	-	-	-	2,518,375
Organizational and fund raising costs	20,000	20	(17,020)	-	-	-	(17,000)
Common stock issued for payment of legal fees @ $2.50 per share	49,600	50	123,950	-	-	-	124,000
Licensing agreement	100,000	100	124,900	-	-	-	125,000
Net loss for period ended June 30, 2017 (Restated)	-	-		-	-	(3,323,660)	(3,323,660)

Balance as of June 30, 2017 (Restated)	19,167,621	$19,168	$3,546,766	$-	$-	$(3,478,684)	$87,250

The following table represents the statement of cash flow as previously reported, restatement adjustment, and as restated as of June 30, 2017:

		Restatement
	As Previously Filed	Adjustment	As Restated
Cash flows from operating activities:
Net (Loss)	$(1,706,997)	$(1,616,663)	$(3,323,660)
Adjustments to reconcile Net (Loss) to Net Cash provided by operations:
Debt discount amortization	356,250	-	356,250
Depreciation and amortization	33,930	21,147	55,077
Uncollectible vendor notes receivable	-	1,414,921	1,414,921
Common stock issued for legal services	-	124,000	124,000
Changes in Current Assets and Liabilities
Vendor advances receivable	155,891	30,595	186,486
Accounts receivable	(208,048)	-	(208,048)
Other receivables		-	-
Inventories	(822,112)	-	(822,112)
Prepaid expenses	46,767	-	46,767
Accounts payable	349,377	-	349,377
Accrued liabilities	101,474	-	101,474
Net cash used in operating activities	(1,693,468)	(26,000)	(1,719,468)

Cash flows from investing activities
Goodwill, legal fee	(26,000)	26,000	-
Purchase of equipment	(36,873)	-	(36,873)
Net cash used in investing activities	(62,873)	-	(62,873)

Cash flow from financing activities
Convertible note payment	(100,000)	-	(100,000)
Note payment - related party	(659,960)	-	(659,960)
Insurance premium note payments	(118,551)	-	(118,551)
Sale of common stock	2,686,500	-	2,686,500
Organization and fundraising costs	(17,000)	-	(17,000)
Net cash provided by financing activities	1,790,989	-	1,790,989

Net increase in cash	34,648	-	34,648
Cash, beginning of period	10,116	-	10,116
Cash, end of period	$44,764	$-	$44,764

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$5,913	$-	$5,913
Income taxes	$-	$-	$-

(Continued)

		Restatement
	As Previously Filed	Adjustment	As Restated
Non-cash investing and financing activities:
Vendor note receivable foreclosure -
Vendor notes receivable	$2,585,000	$(1,414,921)	$1,170,079
Vendor advances receivable	(96,552)		(96,552)
Accounts receivable	(20,965)		(20,965)
Inventories	(509,447)		(509,447)
Equipment	(187,815)	(355,300)	(543,115)
Goodwill	(1,770,221)	1,770,221	-
Licensing Agreement	(125,000)		(125,000)
Goodwill	125,000		125,000
Other receivables	(20,811)		(20,811)
Accounts payable	20,811		20,811
Insurance premium note payable	180,761		180,761
Prepaid expenses	(180,761)		(180,761)
Common stock	604		604
Additional paid-in-capital	(604)		(604)
	$-	$-	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the six-month period ending June 30, 2017, the Company had a net loss of ($3,323,660). Total operating expense of $1,664,527 reflects the Company’s efforts to achieve growth for its product lines. The selling and marketing expenses of $387,734 were necessary to expand our customer list. General and administrative expenses of $1,274,124 include consulting expenses of $344,730 and legal and professional expenses of $325,009 that were necessary expenditures required for the organization of the Company. These operating expenses were offset by the gross margin from sales of $199,709 resulting in a loss from operations of $3,323,660.

The Company had a net loss for the period ended June 30, 2017 of ($3,323,660) or ($.19) per share net loss.  The weighted average number of shares outstanding was 17,653,924 for the period ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2017, the Company had negative working capital of ($687,661).  Assets included current assets of $1,958,435, equipment of $545,744 and Other Assets of $229,167.  Current liabilities as of June 30, 2017 were $2,646,096.

Net cash used in operating activities was $1,874,063 during the period ended June 30, 2017.  The largest uses of cash were the $822,112 increase in inventories and the $208,048 increase on accounts receivable, which were offset by the $356,250 debt discount amortization and the $349,377 increase in accounts payable .

Net cash provided by financing activities was $1,790,989 for the period ended June 30, 2017.  Sale of common stock of $2,686,500 provided the majority of cash for the period.

Results of Operations - Quarter Ended June 30, 2017

The Company had a net loss for the three month period ended June 30, 2017 of ($802,118) or ($.04) per share net loss.

Operating expenses were $799,691 for the three month period ended June 30, 2017 .

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