Form 10-Q
period 2017-09-30
AMMO, INC.
filed 2017-11-17
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
 Yes  [_]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,973,675 shares of common stock outstanding as of November 16, 2017.

AMMO, INC.

Ammo, Inc.
BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$41,929	$10,116
Accounts receivable	272,879	-
Vendor notes receivable, net of allowance for doubtful	-	2,585,000
collection of $360,993	-	-
Vendor advances receivable	-	89,934
Inventories, at lower cost or market, principally average cost method	1,608,394	219,105
Prepaid expense	258,804	-
Total Current Assets	2,182,006	2,904,155
Equipment, net of accumulated depreciation of $54,981 at September 30, 2017	528,321	-
Other Assets:
Licensing agreements, net of $33,333 of accumulated amortization in 2017	216,667	125,000
Patents, net of $5,278 of accumulated amortization in 2017	944,722	-
TOTAL ASSETS	$3,871,716	$3,029,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$394,692	$57,995
Related party payable	95,636
Accrued liabilities	126,681	-
Convertible note payable, net of debt discount of $356,250 in 2016	1,775,000	1,518,750
Note payable - related party	426,837	960,000
Insurance premium note payable	40,466	-
Total Current Liabilities	2,859,312	2,536,745

Shareholders' Equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized
20,300,621 and 15,754,000 shares issued and outstanding at
September 30, 2017 and December 31, 2016, respectively	20,301	15,754
Additional paid-in capital	5,039,571	799,180
Stock subscription receivable	-	(167,500)
Accumulated (Deficit)	(4,047,468)	(155,024)
Total Shareholders' Equity	1,012,404	492,410
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,871,716	$3,029,155

The accompanying notes are an integral part of these financial statements.

Ammo, Inc.
STATEMENT OF OPERATIONS
For the Three Months and Nine Months ended September 30, 2017
(Unaudited)

	2017	2016
	(3 months)	(9 months)

Gross Sales	$152,612	$1,123,154
Customer incentives, discounts, returns, and allowances	-	(1,179)
Net sales	152,612	1,121,975

Cost of Goods Sold, includes depreciation and amortization of $52,408 and
$89,014 for the three and nine ended September 30, 2017, respectively	99,119	868,773

Gross Margin	53,493	253,202

Operating Expenses
Selling and marketing	120,404	508,138
Corporate general and administrative	282,185	1,238,234
Employee salaries and related expenses	193,519	511,594
Depreciation expense	1,909	4,578
Total operating expenses	598,017	2,262,544
Loss from Operations	(544,524)	(2,009,342)

Other Income (Expenses)
Loss on vendor notes receivable collectibility	-	1,414,921
Interest expense	24,261	468,182

Profit (Loss) before Income Taxes	(568,785)	(3,892,444)

Provision for Income Taxes

Net Profit (Loss)	$(568,785)	$(3,892,444)

Loss per share
Basic and fully diluted:
Weighted average number of shares outstanding	19,484,094	18,303,758
Loss per share	$(0.03)	$(0.21)

The accompanying notes are an integral part of these financial statements.

Ammo, Inc.
STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months ended September 30, 2017
(Unaudited)

	Common Shares		Additional Paid-In	Subscription	Accumulated
	Number	Par Value	Capital	Receivable	(Deficit)	Total

Balance as of January 1, 2017	15,754,000	$15,754	$799,180	$(167,500)	$(155,024)	$492,410
Reverse merger and recapitalization	604,321	604	(604)	-	-	-
Subscriptions collected	-	-	-	167,500	-	167,500
Common stock issued for founder shares	555,000	555	70	-	-	625
Common stock issued for cash @ $1.25 per share	2,343,700	2,344	2,927,281	-	-	2,929,625
Organizational costs	20,000	20	(17,020)	-	-	(17,000)
Common stock issued for payment of legal fees @ $2.50 per share	49,600	50	123,950	-	-	124,000
Licensing agreement	100,000	100	124,900	-	-	125,000
Legal and advisory fees	249,000	249	255,001	-	-	255,250
Employee stock awards	25,000	25	31,225	-	-	31,250
Shares issued for patents	600,000	600	749,400	-	-	750,000
Issuance of warrants	-	-	46,188	-	-	46,188
Net loss for period ended September 30, 2017	-	-	-	-	(3,892,444)	(3,892,444)

Balance as of September 30, 2017	20,300,621	$20,301	$5,039,571	$-	$(4,047,468)	$1,012,404

The accompanying notes are an integral part of these financial statements.

Ammo, Inc.
STATEMENT OF CASH FLOW
For the Nine Months Ended September 30, 2017
(Unaudited)

2017
Cash flows from operating activities:
Net (Loss)	$(3,892,444)
Adjustments to reconcile Net (Loss) to Net Cash provided by operations:
Debt discount amortization	356,250
Depreciation and amortization	93,592
Uncollectible vendor notes receivable	1,414,921
Common stock issued for legal services	186,500
Changes in Current Assets and Liabilities
Vendor advances receivable	186,486
Accounts receivable	(250,077)
Inventories	(879,841)
Prepaid expenses	192,144
Accounts payable	336,697
Accrued liabilities	126,681
Related party payable	95,636
Net cash used in operating activities	(2,033,455)

Cash flows from investing activities
Purchase of equipment	(40,187)
Net cash used in investing activities	(40,187)

Cash flow from financing activities
Convertible note payment	(100,000)
Note payment - related party	(735,000)
Insurance premium note payment	(140,295)
Sale of common stock	3,097,750
Organization and fundraising costs	(17,000)
Net cash provided by financing activities	2,105,455

Net increase in cash	31,813
Cash, beginning of period	10,116
Cash, end of period	$41,929

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$7,842
Income taxes	$-

(Continued)

Ammo, Inc.
STATEMENT OF CASH FLOW
For the Nine Months Ended September 30, 2017
(Unaudited)

Non-cash investing and financing activities:
Vendor note receivable foreclosure -
Vendor notes receivable	$1,170,079
Vendor advances receivable	(96,552)
Accounts receivable	(20,965)
Inventories	(509,447)
Equipment	(543,115)
Licensing Agreement	(125,000)
Additional paid-in-capital	125,000
Other receivables	(20,811)
Accounts payable	20,811
Insurance premium note payable	180,761
Prepaid expense	(180,761)
Common stock	604
Additional paid-in-capital	(604)
Prepaid interest	(46,188)
Additional paid-in-capital	46,188
Prepaid legal services	(224,000)
Issuance of common stock	224,000
Notes payable - related parties	200,000
Issuance of common stock	750,000
Patent acquisitions	(950,000)
$-

The accompanying notes are an integral part of these financial statements.

AMMO, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY
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
Effective October 11, 2006, efforts commenced to revive the Company.  Legal counsel was hired to address litigation involving the Company and activities were undertaken to prepare and file delinquent tax and financial reports. Furthermore, a financial judgment against the Company dating back to 2002 was addressed and a final settlement was reached in October 2007.  The Company filed various delinquent reports to become current in its reporting obligations to the Securities and Exchange Commission (\"SEC\") and various taxing authorities.
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
On March 17, 2017, AMMO, Inc,(formerly known as Retrospettiva, Inc.), a Delaware corporation (the PUBCO), entered into a definitive agreement with AMMO, Inc., a Delaware Corporation (PRIVCO) under which (PUBCO) acquired all of the outstanding shares of common stock of (PRIVCO). Under the terms of the Agreement, (PUBCO) purchased (PRIVCO) for 17,285,800 newly issued shares of common stock of the company. In connection with this transaction the Company retired 475,679 shares of common stock and issued 500,000 shares of common stock to satisfy an issuance liability. After the acquisition, all company operations were that of AMMO, Inc. the (PRIVCO). The merger of AMMO, Inc. into (PUBCO) was considered to be a capital transaction. The transaction was the equivalent to the issuance by AMMO, Inc. (PRIVCO) of 601,375 shares to the Company (PUBCO) accompanied by a recapitalization. The weighted average number of outstanding shares has been adjusted for the merger transaction.
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

•	The 100,000 shares of common stock were valued at $1.25 per share and the $125,000 was recognized as an asset and will be amortized over the initial sixty (60) month term of the licensing agreement.
•	Ammo agreed to pay JJ various royalty fees on the sale of ammunition and non-ammunition Branded Products.
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

Jeff Rann (“JR”) is a well-known wild game hunter, guide and spokesperson for the gun and ammo industry.  Jeff Rann’s name, endorsements and services have commercial value to the Company; therefore, on February 15th, 2017, Ammo entered into a licensing agreement with JR.  The licensing agreement includes, among others, the following provisions:
•
The term of the agreement commenced on February 15th, 2017. Ammo was granted exclusive worldwide rights to JR’s image rights and any and all trademarks associated with JR in connection with the marketing, promoting, advertising, sale and commercial exploitation of the Jeff Rann Branded Products (“Branded Products”).

•
Jeff Rann agreed to make himself available for certain promotional activities and to promote Branded Products through his own social media outlets.  Ammo will reimburse JR for any out-of-pocket expenses and reasonable travel expenses.

•
JR was issued 100,000 shares of the Company’s common stock upon execution of the licensing agreement and can earn an additional 75,000 shares of common stock if certain gross sales are achieved ($15,000,000 gross sales to receive the total 75,000 shares).

•	The 100,000 shares of common stock were valued at $1.25 per share and the $125,000 was recognized as an asset and will be amortized over the initial sixty (60) month term of the licensing agreement.
•	Ammo agreed to pay JR various royalty fees on the sale of ammunition and non-ammunition Branded Products.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ACCOUNTING BASIS
The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2016 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission and with financials statements included in Form 8-K filed on March 23, 2017. Operating results for the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and nine-month periods ended September 30, 2017, (b) the financial position at September 30, 2017 and (c) cash flows for the nine-month period ended September 30, 2017.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated significant revenues to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, October 13, 2016, through September 30, 2017, the Company has accumulated losses of $4,047,468. Management's plan is to have the Company fully operational in the coming year with substantial sales. Management will continue to raise capital through the sale of equity and/or debt financing as required but there is no certainty that such financing will be available at acceptable terms. These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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
LICENSING AGREEMENTS
The Company issued 100,000 shares of its common stock at the execution date of the licensing agreement with Jesse James.  The shares were valued at $1.25 and the aggregate value of $125,000 was recorded as a licensing agreement asset. This asset will be amortized from January, 2017, the period when the first ammunition was delivered, through December 31, 2021. Amortization of the Licensing Agreement for the three months and nine months ended September 30, 2017 was $6,250 and $18,750, respectively.
The Company issued 100,000 shares of its common stock at the execution date of the licensing agreement with Jeff Rann.  The shares were valued at $1.25 and the aggregate value of $125,000 was recorded as a licensing agreement asset. This asset will be amortized from March, 2017, the first full month of the licensing agreement, through February 28, 2022. Amortization of the Licensing Agreement for the three months and nine months ended September 30, 2017 was $6,250 and $14,583, respectively.
PATENT
On or about August 22, 2017, the parties signed and closed on a Forward Triangular Merger Agreement (the “Merger”) by which Ammo Technologies Inc., an Arizona corporation, which is 100% owned by Ammo, Inc., merged with Hallam, Inc, a Texas corporation, with Ammo Technologies Inc. being the survivor.  The formal Merger was consummated on or about September 28, 2017 when both the states of Texas and Arizona approved the Merger and granted the Certificate of Merger.  Under the terms of the Merger, Ammo, Inc., the sole shareholder of Ammo Technologies Inc. provided Hallam, Inc.’s two (2) shareholders 600,000 shares of Ammo, Inc. common stock, subject to restrictions, and payment of $100,000, the first payment of $100,000 to the Hallam, Inc. shareholders was paid on or about September 13, 2017 and the second payment of $100,000 is due on or before February 22, 2018.

The shares were valued at $1.25 and the aggregate value of $950,000 was recorded as a patent asset.  This asset will be amortized from September 2017, the first full month of the acquired rights, through March 26, 2030. Amortization of the patent for the three months and nine months ended September 30, 2017 was $5,278.
Under the terms of the Merger, all of the assets of Hallam, Inc. devolved into Ammo Technologies, Inc. subject to the liabilities of Hallum, Inc, which were none.  The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent US 8402896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette.  The License was formally amended and assigned to Ammo Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Agreement. Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date.
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
Approximately 71% of total revenues were derived from two customers and 55% of the accounts receivable is due from one customer at September 30, 2017.
ADVERTISING COSTS
The Company expenses advertising costs as they are incurred. The Company incurred selling costs of $7,409 and $153,990 for the three-month and nine months periods ended September 30, 2017, respectively.
FAIR VALUE OF FINANCIAL INSTRUMENTS
ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017.

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
There was no Fair Value transaction for the three months ended September 30, 2017.
STOCK-BASED COMPENSATION
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.
As of September 30, 2017, the Company has not issued any stock-based payments to its employees.
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
CONCENTRATIONS OF CREDIT RISK
Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of September 30, 2017, account balances did not exceed federally insured limits.
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
On February 20, 2017, a sale was held for the disposition of collateral for Advanced Tactical Armament Concepts, LLC, a Nevada Limited Liability Company. The Company was a secured party and submitted a credit bid. The Company’s bid for the sale for the disposition of collateral was the highest and was accepted. The company reflected this transaction in the following manner:
Vendor notes receivable	$2,585,000
Vendor advances receivable	(96,552)
Accounts receivable	(20,965)
Inventories	(509,447)
Equipment	(543,115)
Loss on vendor notes receivable collectability	(1,414,921)
$0

NOTE 4 – INVENTORIES
At September 30, 2017 and December 31, 2016 the inventory balances are composed of:
	2017	2016

Finished product	$969,843	$0
Raw materials	627,373	219,105
Work in process	11,177	0
	$1,608,393	$219,105

NOTE 5 – CONVERTIBLE NOTE PAYABLE
The Company entered into an agreement for a short-term convertible note payable to an unrelated party on December 22, 2016 with sixty (60) days maturity and a $1,500,000 principal balance.  The note has a one-time fee of $375,000, which was amortized, as interest, ratably over the sixty (60) day period. The note is convertible into one share of the Company’s common stock and one stock purchase warrant at a conversion price of $1.25 per unit.  Each warrant has an exercise price of $2.50. During the three months ended June 30, 2017, the Company paid $100,000 of the outstanding balance. As of September 30, 2017, the note has been reduced to $1,775,000 and an agreement was entered into under which the note accrues interest at 5% annually. Amortization of the fee was $356,250 for the three months ended March 31, 2017.
NOTE 6 – NOTES PAYABLE – RELATED PARTY
On December 16, 2016, Ammo and Mansfield entered into a note purchase and sale agreement to purchase a promissory note held by Mansfield, and payable by ATAC.  Ammo purchased the promissory note for $1,035,000. The Managing Member of Mansfield is related to the President of Ammo.  The $1,035,000 was payable on or before the closing date of the note purchase and sale agreement, however, as of September 30, 2017, only $810,000 of the note balance has been paid, leaving a liability of $225,000 payable to Mansfield.
On August 22, 2017, Ammo entered into two promissory notes totaling $200,000 in connection with its merger with Hallam, Inc, and Ammo Technologies Inc.  One note, in the amount of $100,000 with interest at the rate of 8% per annum payable to Daniels Family Law was repaid in full on October 31st, 2017. The second note, in the amount of $100,000, given as non-interest bearing deferred consideration to the shareholders of Hallam, Inc., is payable on or before February 22, 2018.
NOTE 7 - CAPITAL STOCK
The authorized capital of the Company is 100,000,000 common shares with a par value of  $0.001 per share.  During the period from January 1, 2017 to September 30, 2017, the Company sold 2,343,700 shares of its common stock for $1.25 per share and collected proceeds of $2,929,625 and issued 49,600 shares of its common stock for $2.50 per share in exchange for legal services invoiced in the amount of $124,000.
NOTE 8 - SUBSEQUENT EVENTS
Subsequent to September 30, 2017 through the date these financials were available for issuance, the Company sold an additional 1,460,420 shares of common stock and issued 548,020 common stock purchase warrants for $1,825,525.
The Company evaluated subsequent events through November 16, 2017, the date the financial statements were issued, and determined that there are not any other items to disclose.

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
On March 17, 2017, AMMO, Inc., (formerly known as Retrospettiva, Inc.), a Delaware corporation (the PUBCO), entered into a definitive agreement with AMMO, INC., a Delaware Corporation (PRIVCO) under which (PUBCO) acquired all of the outstanding shares of common stock of (PRIVCO). Under the terms of the Agreement, (PUBCO) purchased (PRIVCO) for 17,285,800 newly issued shares of common stock of the company. In connection with this transaction the Company retired 475,679 of common stock and issued 500,000 shares of common stock to satisfy an issuance liability. After the acquisition, all company operations were that of AMMO, INC. the (PRIVCO). The merger of AMMO, INC. into (PUBCO) was considered to be a capital transaction. The transaction was the equivalent to the issuance of by AMMO, INC. (PRIVCO) for 604,321 outstanding in the Company (PUBCO) accompanied by a recapitalization. The weighted average number of outstanding shares has been adjusted for the merger transaction.
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

Business operations
We design, develop, manufacture, market and sell ammunitions for the hunting and sport shooting enthusiast markets, the local law enforcement, the U.S. government and international markets. Our firearms products include center-fire rifles and we are looking to expand our current product lines to include rim-fire cartridges, shotgun shells and range ammunitions.
Customers and Marketing
Our customers are male and female hunters, recreational shooters, athletes, as well as law enforcement and military professionals. Sales to our top ten retail customers accounted for approximately 70% of our sales in fiscal year 2016. We believe the outdoor industry is led by enthusiasts with a passion for reliable, high-performance products, who rely on a wide variety of media for opinions and recommendations about available products. We utilize third-party endorsements, social influencers, and media saturation to enhance brand awareness and consumer confidence.   We have a strong digital media presence across all social networks. We market our products through both traditional and nontraditional mediums to help us reach the new and recreational target shooter audience as well as help in expanding the market by attracting new consumers. We also rely on brand ambassadors within the industry and mainstream personalities such as Jeff Rann and Jesse James, to help create brand awareness.
Employees
We employ approximately 20 people.
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
The Company had revenues in the amount of $1,121,975 for the nine-month period ended September 30, 2017.
For the nine-month period ending September 30, 2017, the Company had a net loss of ($3,892,444). Total operating expense of $2,262,544 reflects the Company’s efforts to achieve growth for its product lines. The selling and marketing expenses of $508,138 were necessary to expand our customer list. General and administrative expenses of $1,238,234 include consulting expenses of $378,138 and legal and professional expenses of $470,612 that were necessary expenditures required for the organization of the Company. These operating expenses were offset by the gross profit from sales of $253,203 resulting in a loss from operations of $2,009,341.
The Company had a net loss for the nine-month period ended September 30, 2017 of ($3,892,444) or ($0.21) per share net loss.  The weighted average number of shares outstanding was 18,303,758 for the nine-month period ended September 30, 2017.
Liquidity and Capital Resources
As of September 30, 2017, the Company had negative working capital of ($677,307).  Assets included current assets of $2,182,006, equipment of $528,321 and Other Assets of $1,161,389.  Current liabilities as of September 30, 2017 were $2,859,312.
Net cash used in operating activities was $2,033,455 during the nine-month period ended September 30, 2017.  The largest uses of cash were the $879,841 increase in inventories and the $250,077 increase in accounts receivable, which were offset by the $356,250 debt discount amortization and the $336,697 increase in accounts payable.
Net cash provided by financing activities was $2,105,455 for the nine-month period ended September 30, 2017.  Sale of common stock of $3,097,750 provided the majority of cash for the nine-month period.

Results of Operations - Quarter Ended September 30, 2017
The Company had a net loss for the three-month period ended September 30, 2017 of ($568,785) or ($0.03) per share net loss.
Operating expenses were $598,017 for the three-month period ended September 30, 2017.
For the three-month period ended September 30, 2017, the Company had interest expense of $24,261.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are effective.
Changes in internal controls
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Quarterly period from July 1, 2017 to September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are: (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.
ITEM 1A. RISK FACTORS
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
1. Quarterly Issuances:
The authorized capital of the Company is 100,000,000 common shares with a par value of $0.001 per share.  During the Quarterly period from July 1, 2017 to September 30, 2017, the Company sold 329,000 shares of its common stock for $1.25 per share and collected proceeds of $411,250.
2. Subsequent  Issuances:
Subsequent to September 30, 2017 through the date these financials were available for issuance, the Company sold an additional 170,000 shares of common stock for $212,500.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None
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

AMMO, INC.

Dated: November 17, 2017	By:	/s/ Fred W. Wagenhals
Fred W. Wagenhals President and Chief Executive Officer

Dated: November 17, 2017	By:	/s/ Ron Shostack
Ron Shostack Chief Financial Officer