Form 10-K
period 2017-12-31
AMMO, INC.
filed 2018-04-11
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐ Accelerated filer  ☐
Non-accelerated filer  ☐ Smaller reporting company ☒
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No
The aggregate market value of the Common Stock of AMMO, Inc. by non-affiliates as of the last business day of the registrant's most recently completed fourth quarter was $86,613,642.
As of March 31, 2018, there were 28,104,476 shares of Common Stock outstanding.
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

PART I
ITEM 1.   BUSINESS.

Introduction
We are a leading designer, producer, and marketer of innovative, distinctive, performance-driven, high-quality ammunition products for sale to a variety of consumers, including sport and recreational shooters, hunters, individuals seeking home or personal protection, and law enforcement and military agencies.  To enhance the strength of our brands and drive product demand, we emphasize product innovation and technology to improve the performance, quality, and affordability of our products while providing support to our distribution channel and consumers.  We seek to sell products that perform like high-end, custom, hand-loaded ammunition at competitive prices.  We emphasize an American heritage by using American made components in our products that are produced, inspected, and packaged at our facility in Payson, Arizona.
Our production processes focus on safety, consistency, precision, and cleanliness.  Each round is developed for a specific purpose with a focus on a proper mix of consistency, velocity, accuracy, and recoil.  Each round is chamber gauged and inspected with redundant seven-slip quality control processes.
Our Strategy
Our goal is to enhance our position as a leading designer, producer, and marketer of ammunition products.  Key elements of our strategy to achieve this goal are as follows:
Design, Produce, and Market Innovative, Distinctive, Performance-Driven, High-Quality Ammunition
We are focused on designing, producing, and marketing innovative, distinctive, performance-driven, high-quality products that appeal to retailers and consumers that will enhance our users' shooting experiences.  Our ongoing research and development activities; our safe, consistent, precision, and clean production processes; and our multi-faceted marketing programs are critical to our success.
Continue to Strengthen Relationships with Channel Partners and Retailers.
We continue to strive to strengthen our relationships with our current distributors, dealers, and mass market and specialty retailers and to attract additional distributors, dealers, and retailers.  The success of our efforts depends on the innovation, distinctive features, quality, and performance of our products; the attractiveness of our packaging; the effectiveness of our marketing and merchandising programs; and the effectiveness of our customer support.
Emphasis on Customer Satisfaction and Loyalty
We plan to continue to emphasize customer satisfaction and loyalty by offering innovative, distinctive, high-quality products on a timely and cost-attractive basis and by offering effective customer service, training, and support.  We regard the features, quality, and performance of our products as the most important components of our customer satisfaction and loyalty efforts, but we also rely on customer service and support, such as toll-free, customer support numbers, extensive service policies, and product warranties.
Continuously Improving Operations
We plan to continue to focus on improving all aspects of our business, including research and development, component sourcing, production processes, marketing programs, and customer support.  We are continuing our efforts to enhance our production productively by increasing daily production quantities, increasing the amount and operational availability of our equipment, reducing equipment down times, and increasing overall efficiency.

Enhance Market Share, Brand Recognition, and Customer Loyalty
We plan to continue to strive to enhance our market share, brand recognition, and customer loyalty.  Industry sources estimate that 70 million to 80 million people in the United States own more than approximately 300 million firearms, creating a large installed base for our ammunition products.  We are focusing on the premium segment of the market through the quality, distinctiveness, and performance of our products; the effectiveness of our marketing and merchandising efforts; and the attractiveness of our pricing.
Pursue Synergetic Strategic Acquisitions and Relationships
We intend to pursue strategic acquisitions and develop strategic relationships designed to enable us to expand our technology and knowhow, expand our product offerings, strengthen and expand our supply chain, enhance our production process, expand our marketing and distribution, and attract new customers.
Products
We design, produce, and sell ammunition in a variety types, sizes, and calibers for use in handgun and long guns.  We ship our ammunition in the form of cartridges, or rounds.  A cartridge consists of four components:  a case made of brass, steel, or copper that holds together all the other components of the cartridge; the primer, which is an explosive chemical compound that ignites the gunpowder when struck by the firing pin; the gun powder, which is a chemical mixture that burns rapidly and creates an expanding gas when ignited and pushes the bullet out the barrel; and the bullet, or projectile, usually containing lead that is fired through the barrel to strike the target.  Some of the bullets we produce for certain applications have a jacket, or outer shell, of brass or copper to improve performance and accuracy.  We typically produce centerfire cartridges in which the primer is in the bottom, or center of the cartridge, rather than rim fire cartridges in which the primer is in the rim of the cartridge.
Streak Visual Ammunition
Stealth Visual ammunition enables shooters to see the path of the bullets fired by them.  Streak rounds utilize non-flammable phosphor material that produces a glow by the utilization of the light emitted during the round discharge to make streak glow.  The glowing material is applied only to the aft end of the projectile, making it visible only to the shooter and those within a 30-degree viewing window.  As a result, the glow of streak ammunition is not visible to the target unlike conventional tracers, which we believe is important to the military and law enforcement.  Unlike conventional tracer ammunition, streak rounds are not incendiary and do not utilize burning metals to generate light, thereby eliminating heat generation and making them safer for use in various environments and avoid serious fire hazards.  Streak ammunition comes in 380 auto, 9 mm, 40 S&W, 44 magnum, 45 long colt, and 38 special among other calibers.
We hold the exclusive worldwide rights for the patented technology for streak visual ammunition.
OPS – One Precise Shot
OPS ammunition is designed to meet a wide variety of demanding engagement scenarios experienced by law enforcement personnel in the line of duty.  The hollow point lead-free fragile bullet with hard outer casing and transible copper/tungsten case transfers 100% of its energy into the target.  These bullets track penetrate a variety of barriers, such as drywall, plywood, car doors, and auto glass.  Upon entering soft tissue, the jacket and core separate with extensive force of impact, resulting in mass force trauma.  The light weight projectile reduces recoil and enhances accuracy.  OPS ammunition comes in 9 mm, 40 S&W, and 45 auto calibers.
Stealth Subsonic Ammunition
Stealth Subsonic ammunition is designed specifically for superior performance in suppressed firearms.  Stealth ammunition finds applications in which silence is paramount, such as in tactical training, predator night hunts, and clandestine operations.  The stealth ammunition is produced to be a clean burning total metal jacket round to slow baffle corrosion and reduce lead emissions that collect in the suppressor body.  Stealth pistol ammunition comes in 9mm, 40 S&W, and 45 AC3 and 223 calibers.

Jesse James Ammunition
Jesse James ammunition is jacketed hollow point projectiles designed for self-defense.  The load specific development is designed to ensure accuracy, velocity, and consistency and a low recoil.  Jesse James ammunition comes in 9mm, 40 S&W, 10mm, 357, 45 auto calibers.
Jeff Rann's American Hunter and Safari Services
Jeff Rann's ammunition is intended for a complete range of game hunting.  This high-end hunting ammunition has been designed by Jeff Rann, a well-known professional hunter and sports channel host as well as the owner of the well-known 777 Ranch in Texas and three ranches in Africa.
Marketing
We market our products to consumers through distributors, dealers, mass market and specialty retailers, as well as direct to consumer through e-commerce.  We maintain consumer-focused product marketing and promotional campaigns, which include print and digital advertising campaigns; social and electronic media; product demonstrations; point-of-sales materials; in-store training, and in-store retail merchandising.  Our use of social media includes Instagram, Facebook, Twitter, and You Tube.  We also utilize third-party endorsements, social influencers, and brand ambassadors, such as Jesse James, Jeff Rann, Charissa Littlejohn, and Grady Powell.
Manufacturing
We conduct our research and development, manufacturing, assembly, inspection, and packaging operations in a 20,000 square foot facility located in Payson, Arizona.  The facility currently produces 36 million rounds of ammunition annually with the capacity to scale to 200 million rounds.  Our in-house testing operation at the facility is intended to enhance the performance and reliability of our products.
Research and Development
We conduct research and development activities to enhance existing products and develop new products at our facility in Payson, Arizona.  We plan to expand our research and development activities in the future.
Suppliers
We purchase certain of the raw materials and components for our ammunition products, including brass, steel, or copper casings; ammunition primers to ignite gun powder; gun powder; and projectiles.  We believe we have reliable sources of supply for all our raw material and component needs, but from time to time are subject to shortages and price increases.  Most of our suppliers are U.S.-based and provide us the materials and components at competitive rates.  We plan to broaden our supplier base and secure multiple sources for all of the raw materials and components we require.
Customers
We sell our products to a wide variety of customers, including sport and recreational shooters, hunters, competitive shooters, individuals desiring home and personal protection, and law enforcement and military agencies.  We sell our products under the names of our four principle ammunition products.  One customer accounted for more than 10 percent of our net sales for the year ended December 31, 2017.
Competition
The ammunition industry is dominated by a small number of companies, a number of which are divisions of large public companies.  We compete primarily on the quality, reliability, features, performance, brand awareness, and price of our products.  Our primary competitors include Remington Arms, the Winchester Ammunition division of Olin Corporation, and various smaller manufacturers and imposters, including Black-Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady Manufacturing Company, and PMC.

Employees
As of March 31, 2018, we had a total of 42 employees, including 10 part-time employees.  Of these employees, 31 were engaged in manufacturing, four in sales and marketing, three in finance and accounting, and five in various executive and administrative functions.  None of our employees are represented by a union in collective bargaining with us.  We believe that our employee relations are good.
Seasonality
Our business has not exhibited a material degree of seasonality to date.  Our net sales could be moderately higher in our third and fourth fiscal quarters because of the fall hunting and holiday seasons.
Intellectual Property
We believe our tradenames, trademarks, and service markets are important factors in distinguishing our products.  In addition, we regard our trade secrets, technological resources, knowhow, licensing arrangements, and endorsements as important competitive factors.
As a result of an acquisition for 600,000 shares of our Common Stock and $200,000, we acquired the exclusive license to produce ammunition using our patented "hybrid luminescence technology" owned by the University of Louisiana at Lafayette.  We use that technology in connection with our Streak Visual ammunition.
We are a party to a license agreement with Jesse James, a well-known motorcycle designer, and Jesse James Firearms, LLC, a Texas limited liability company, or JJF.  The licensing agreement grants us the exclusive worldwide rights through October 15, 2021 to Mr. James' image rights and all trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of Jesse James Branded Products.  In addition, Mr. James agreed to make himself available for certain promotional activities and to promote Jesse James Branded Products through his own social media outlets.  We agreed to pay Mr. James royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses.  We also issued 100,000 shares of our Common Stock upon the execution of the license agreement with the potential issuance of up to 75,000 additional shares of Common stock upon achieving certain gross sales with $15 million in gross sales required to earn the entire 75,000 shares.
We are a party to a license agreement with Jeff Rann, a well-known wild game hunter and spokesman for the firearm and ammunition industries.  The license agreement grants for us through February 2022 the exclusive worldwide rights to Mr. Rann's image rights and trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of all Jeff Rann Branded Products.  Mr. Rann agreed to make himself available for certain promotional activities and to promote the Branded Products through his own social media outlets.  We agreed to pay Mr. Rann royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses.  We also issued 100,000 shares of our Common Stock upon the execution of the license agreement with the potential issuance of 75,000 additional shares of Common Stock upon achieving certain gross sales with $15 million in gross sales required to earn the entire 75,000 shares.
Backlog
We did not have a material amount of backlog of orders at the end of our fiscal on December 31, 2017, which was the first year of our current operations.  Backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within three months.  We generally allow orders that have not yet been shipped to be cancelled.  Our backlog may not be indicative of future sale.
Environmental Matters
Our operations are subject to a variety of federal, state, and local laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, transportation, remediation, and disposal of hazardous materials and wastes; the restoration of damages to the environment; and health and safety matters.  We believe that our operations are in material compliance with these laws and regulations.  We incur expenses in complying with environmental requirements and could incur higher costs in the future as a result of more stringent requirements that may be enacted in the future.

Some environmental laws, such as the U.S. federal Superfund law and similar state laws, can impose liability, without regard to fault, for the entire cost of the cleanup of contaminated sites on current or former site owners and operators or parties who sent wastes to such sites.  Based on currently available information, we do not believe that environmental matters will have a material adverse effect on our business, operating results, or financial condition.
Regulatory Matters
The manufacture, sale, and purchase of ammunition are subject to extensive federal, state, local, and foreign governmental laws.  We are also subject to the rules and regulations of the ATF and various state and international agencies that control the manufacture, export, import, distribution and sale of firearms, explosives, and ammunition.  Such regulations may adversely affect demand for our products by imposing limitations that increase the costs or limit the availability of our products.
Our failure to comply with applicable rules and regulations may result in the limitation of our growth or business activities and could result in the revocation of licenses necessary for our business.  Applicable laws and regulations provide for the following:
•	require the licensing of all persons manufacturing, exporting, importing, or selling ammunition as a business;
•	require serialization, labeling, and tracking of the acquisition and disposition of certain types of ammunition;
•	regulate the interstate sale of certain ammunition;
•	restrict or prohibit the ownership, use, or sale of specified categories of ammunition;
•	require registries of so-called "ballistic images" of ammunition fired from new guns;
•	govern the sale, export, and distribution of ammunition;
•	regulate the use and storage of gun powder or other energetic materials;
•	regulate the employment of personnel with certain criminal convictions; and
•	restrict access to ammunition manufacturing facilities for certain individuals from other countries or with criminal convictions.
•	required compliance iwth ITAR.
The handling of our technical data and the international sale of our products may also regulated by the U.S. Department of State and Department of Commerce.  These agencies can impose civil and criminal penalties, including denying us from exporting our products, for failure to comply with applicable laws and regulations.
In addition, bills have been introduced in Congress to establish, and to consider the feasibility of establishing a nationwide database recording so-called "ballistic images" of ammunition fired from new guns.  Should such a mandatory database be established, the cost to us, our distributors, and our customers could be significant, depending on the type of firearms and ballistic information included in the database.  Bills have been introduced in Congress in the past several years that would affect the manufacture and sale of ammunition, including bills to regulate the manufacture, importation, and sale.
We believe that existing federal, state, and local legislation relating to the regulation of firearms and ammunition have not had a material adverse effect on our sales of these products.  However, the regulation of firearms and ammunition may become more restrictive in the future, and any such developments might have a material adverse effect on our business, operating results, financial condition, and cash flows.  In addition, regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions.

Company History
We were formed under the name Retrospettiva, Inc. in November 1990 to manufacture and import textile products, including both finished garments and fabrics; but we were inactive until following a series of events in December 2016 and March 2017.  In December 2016, our current largest stockholder acquired control of our company, after which we changed our name to AMMO, Inc., changed our trading symbol, engaged in a 1-for-25 reverse stock split, changed our state of incorporation from California to Delaware, and increased our authorized Common Stock to 100,000,000 shares of Common Stock.  In March 2017, we merged with a company organized by our largest stockholder, recapitalized our capital stock and commence our current business.  Thereafter, a new management team, Board of Directors, and business were instituted.
ITEM 1A.    RISK FACTORS

Purchasing our common stock involves a high degree of risk.  You should carefully consider the following risk factors, together with all of the information included in this prospectus, before you decide to purchase shares of our common stock.  We believe the risks and uncertainties described below are the most significant we face.  Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us.  If any of the following risks occur, our business, operating results, and financial condition could be materially and adversely affected.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a limited operating history on which you can evaluate our company.
We have a limited operating history on which you can evaluate our company.  As a result, our business will be subject to many of the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise.
Our performance is influenced by a variety of economic, social, and political factors.
Our performance is influenced by a variety of economic, social, and political factors. General economic conditions and consumer spending patterns can negatively impact our operating results. Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect consumer spending on discretionary items and adversely affect the demand for our products. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income could reduce our sales and adversely affect our operating results.  Economic conditions also affect governmental political and budgetary policies. As a result, economic conditions also can have an effect on the sale of our products to law enforcement, government, and military customers.

Political and other factors also can affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can affect the demand for our products. In addition, speculation surrounding control of firearms, firearm products, and ammunition at the federal, state, and local level and heightened fears of terrorism and crime can affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside.  Inventory levels in excess of customer demand may negatively impact operating results.
Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations firearm products, and ammunition.  If such restrictive changes to legislation develop, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products.
Our success depends upon our ability to introduce new products match customer preferences.
Our success depends upon our ability to introduce new products that match consumer preferences.  Our efforts to introduce new products into the market may not be successful, and any new products that we introduce may not result in customer or market acceptance. We develop new products that we believe will match consumer preferences. The development of a new product is a lengthy and costly process and may not result in the development of a successful product. Failure to develop new products that are attractive to consumers could decrease our sales, operating margins, and market share and could adversely affect our business, operating results, and financial condition.
We depend on the sale of our ammunition products.
We manufacture ammunition for sale to a wide variety of consumers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. The sale of ammunition is influenced by the sale and usage of firearms.  As noted above, sales of firearms are influenced by a variety of economic, social, and political factors, which may result in volatile sales. Ammunition sales represented substantially all of our net sales for the year ended December 31, 2017.
Our manufacturing facility is critical to our success.
Our Arizona manufacturing facility is critical to our success, as we currently produce all of our products at this facility.  The facility also houses our principal research, development, engineering, and design functions.
Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce and ship our products and to provide service to our customers. We make certain changes in our manufacturing operations from time to time to enhance the facility and associated equipment and systems and to introduce certain efficiencies in manufacturing and other processes in order to produce our products in a more efficient and cost-effective manner. We anticipate that we will continue to incur significant capital and other expenditures with respect to this facility, but we may not be successful in continuing to improve efficiencies.
Shortages of components and materials may delay or reduce our sales and increase our costs, thereby harming our results of operations.
The inability to obtain sufficient quantities of raw materials and components, including casings, primers, gun powder, and projectiles, necessary for the production of our products could result in reduced or delayed sales or lost orders.  Any delay in or loss of sales or orders could adversely impact our operating results.  Many of the materials used in the production of our products are available only from a limited number of suppliers.  We do not have long-term supply contracts with any suppliers.  As a result, we could be subject to increased costs, supply interruptions, and difficulties in obtaining raw materials and components.
Our reliance on third-party suppliers for various raw materials and components for our products exposes us to volatility in the availability, quality, and price of these raw materials and components. Our orders with certain of our suppliers may represent a very small portion of their total orders.  As a result, they may not give priority to our business, leading to potential delays in or cancellation of our orders. A disruption in deliveries from our third party suppliers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Quality issues experienced by third party suppliers can also adversely affect the quality and effectiveness of our products and result in liability and reputational harm.

We rely on third-party suppliers for most of our manufacturing equipment.
We also rely on third-party suppliers for most of the manufacturing equipment necessary to produce our products.  The failure of suppliers to supply manufacturing equipment in a timely manner or on commercially reasonable terms could delay our plans to expand our business and otherwise disrupt our production schedules and increase our manufacturing costs.  Our orders with certain of our suppliers may represent a very small portion of their total orders.  As a result, they may not give priority to our business, leading to potential delays in or cancellation of our orders.  If any single-source supplier were to fail to supply our needs on a timely basis or cease providing us manufacturing equipment or components, we would be required to locate and contract with substitute suppliers.  We may have difficulty identifying a substitute supplier in a timely manner and on commercially reasonable terms.  If this were to occur, our business would be harmed.
We do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs.
Our customers do not provide us with firm, long-term volume purchase commitments, but issue purchase orders for our products.  As a result, customers can cancel purchase orders or reduce or delay orders at any time.  The cancellation, delay, or reduction of customer purchase orders could result in reduced sales, excess inventory, and unabsorbed overhead.
We often schedule internal production levels and place orders for raw materials and components with third party suppliers before receiving firm orders from our customers. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include the following:
•	an increase or decrease in consumer demand for our products or for the products of our competitors;
•	our failure to accurately forecast consumer acceptance of new products;
•	new product introductions by us or our competitors;
•	changes in our relationships within our distribution channels;
•	changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers;
•	changes in laws and regulations governing the activities for which we sell products, such as hunting and shooting sports;
•	weak economic conditions or consumer confidence, which could reduce demand for discretionary items, such as our products; and
•	the domestic political environment, including debate over the regulation of firearms, ammunition, and related products.
Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, operating results, and financial condition. If we underestimate demand for our products, our manufacturing facility or third-party suppliers may not be able to react quickly enough to meet consumer demand, resulting in delays in the shipment of products and lost revenue, as well as damage to our reputation and customer and consumer relationships. We may not be able to manage inventory levels successfully to meet future order and reorder requirements.

Our revenue depends on sales by various retailers and distributors, some of which account for a significant portion of our sales.
Our revenue depends on our sales through various leading national and regional retailers, local specialty firearms stores, and online merchants.
The U.S. retail industry serving the outdoor recreation market has become relatively concentrated.  Through our growth strategy, our sales could become increasingly dependent on purchases by several large retail customers.  Consolidation in the retail industry could also adversely affect our business.  If our sales were to become increasingly dependent on business with several large retailers, we could be adversely affected by the loss or a significant decline in sales to one or more of these customers.  In addition, our dependence on a smaller group of retailers could result in their increased bargaining position and pressures on the prices we charge.
The loss of any one or more of our retail customers or significant or numerous cancellations, reductions, delays in purchases or changes in business practices by our retail customers could have an adverse effect on our business, operating results, and financial condition.
These sales channels involve a number of special risks, including the following:
•	we may be unable to secure and maintain favorable relationships with retailers and distributors;
•	we may be unable to control the timing of delivery of our products to end-user consumers;
•	our retailers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;
•	our retailers and distributors may terminate their relationships with us at any time; and
•	our retailers and distributors market and distribute competing products.
We have one customer that accounted for more than 10% of our net sales for fiscal 2017.  Our revenue would likely decline if we lost any major customers or if one of these sizable customers were to significantly reduce its orders for any reason.  Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.
In addition, periods of sluggish economies and consumer uncertainty regarding future economic prospects in our key markets can have an adverse effect on the financial health of our customers, which may in turn have a material adverse effect on our business, operating results, and financial condition. We extend credit to our customers for periods of varying duration based on an assessment of the customer's financial condition, generally without requiring collateral, which increases our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our business, operating results, and financial condition.

An inability to expand our E-Commerce business could reduce our future growth.
Consumers are increasingly shopping online via e-commerce retailers. We face intense pressure to make our products available via e-commerce services.  Apart from regulatory issues, our success in participating in e-commerce for our products will depend on our ability to effectively use our marketing resources to communicate with existing and potential customers in order to increase our e-commerce sales. To increase our e-commerce sales, we may have to be more promotional to compete which could impact our gross margin and increase our marketing expenses. We do not currently have a fully functional direct-to-consumer e-commerce platform and are reliant on third party e-commerce websites to sell our products, which could lead to our e-commerce customers being able to have control over the pricing of our products. This in turn could lead to adverse relationship consequences with our customers that operate brick and mortar locations as they may perceive themselves to be at a disadvantage based on the e-commerce pricing to end consumers. There is no assurance that we will be able to successfully expand our e-commerce business and respond to shifting consumer traffic patterns and direct-to-consumer buying trends.
In addition, e-commerce and direct-to-consumer operations are subject to numerous risks, including implementing and maintaining appropriate technology to support business strategies; reliance on third-party computer hardware/software and service providers; data breaches; violations of state, federal or international laws, including those relating to online privacy; credit card fraud; telecommunication failures; electronic break-ins and similar disruptions; and disruption of Internet service. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business may have an adverse impact on our business and operating results.
We may have difficulty collecting amounts owed to us.
Certain of our customers may experience business challenges and credit-related issues. We perform ongoing credit evaluations of customers, but these evaluations may not be completely effective. We grant payment terms to most customers ranging from 30 to 90 days and do not generally require collateral. However, in some instances we provide longer payment terms. Should more customers than we anticipate experience liquidity issues, or if payments are not received on a timely basis, we may have difficulty collecting amounts owed to us by such customers and our business, operating results, and financial condition could be adversely impacted.  Retail consolidation could result in more concentrated credit-related risks.
We face intense competition that could result in our losing or failing to gain market share and suffering reduced sales.
We operate in intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies.  Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features, and warranties, as well as sales and marketing programs. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share.  Our competitors include Remington Arms, the Winchester Ammunition Division of Olin Corporation, and various smaller manufacturers and importers, including Black Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition, and Wolf. Most of our competitors have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages.  As a result, they may be able to devote greater resources to the promotion and sale of products, to invest more funds in intellectual property and product development, to negotiate lower prices for raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to consumer requirements more quickly than we can.  Our competitors could introduce products with superior features at lower prices than our products and could also bundle existing or new products with other more established products in order to compete with us.  Certain of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with other competitors.  Finally, we may face additional sources of competition in the future because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies. Retailers also demand that suppliers reduce their prices on products, which could lead to lower margins. Any of the foregoing effects could cause our sales to decline, which would harm our financial position and results of operations.
Our ability to compete successfully depends on a number of factors, both within and outside our control.  These factors include the following:
•	our success in developing and producing new products;
•	our ability to address the needs of our consumer customers;
•	the pricing, quality, performance, and reliability of our products;
•	the quality of our customer service;
•	the efficiency of our production; and
•	product or technology introductions by our competitors.
Because we believe technological and functional distinctions among competing products in our markets are perceived by many end-user consumers to be relatively modest, effectiveness in marketing and manufacturing are particularly important competitive factors in our business.

Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.
Because many of our products are used for seasonal outdoor sporting activities, our operating results may be significantly impacted by unseasonable weather conditions. Accordingly, our operating results could suffer when weather patterns do not conform to seasonal norms.
Sales of ammunition for hunting are highest during the months of August through December due to shipments around the fall hunting season and holidays. In addition, sales of our ammunition have historically been lower in our first fiscal quarter. The seasonality of our sales may change in the future. Seasonal variations in our operating results may reduce our cash on hand, increase our inventory levels, and extend our accounts receivable collection periods. This in turn may cause us to increase our debt levels and interest expense to fund our working capital requirements.
We manufacture and sell products that create exposure to potential product liability, warranty liability, or personal injury claims and litigation.
Our products are used in activities and situations that involve risk of personal injury and death. Our products expose us to potential product liability, warranty liability, and personal injury claims and litigation relating to the use or misuse of our products, including allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence, and strict liability. If successful, any such claims could have a material adverse effect on our business, operating results, and financial condition. Defects in our products may result in a loss of sales, recall expenses, delay in market acceptance, and damage to our reputation and increased warranty costs, which could have a material adverse effect on our business, operating results, and financial condition.  Although we maintain product liability insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, if at all, in the future and product liability claims may exceed the amount of insurance coverage. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products.
The failure to manage our growth could adversely affect our operations.
The failure to manage our growth effectively could adversely affect our operations.  We have experienced rapid growth recently, and we plan to increase our growth in the near term.  To continue to expand our business and enhance our competitive position, we must make significant investments in equipment, facilities, systems, and personnel. In addition, we must commit significant funds to enhance our sales, marketing, information technology, and research and development efforts in order to expand our business. As a result of the increase in fixed costs and operating expenses, our failure to increase sufficiently our sales to offset these increased costs could adversely affect our business, operating results, and financial condition.
Managing our planned growth effectively will require us to take a number of steps, including the following:
•	enhance our operational, financial, and management systems;
•	enhance our facilities and purchase additional equipment; and
•	successfully hire, train, and motivate additional employees, including additional personnel for our technological, sales, and marketing efforts.
The expansion of our products and customer base may result in increases in our overhead and selling expenses. We also may be required to increase staffing and other expenses as well as our expenditures on capital equipment and leasehold improvements in order to meet the demand for our products. Any increase in expenditures in anticipation of future sales that do not materialize would adversely affect our profitability.
Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation would likely have a material adverse effect on our business.
Our brand recognition and reputation are critical aspects of our business. We believe that maintaining and further enhancing our brands, particularly our Streak Visual Ammunition brands, as well as our reputation are critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our markets continues to develop.

We anticipate that our advertising, marketing, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brands and consumer demand for our products. Historically, we have relied on print and electronic media advertising to increase consumer awareness of our brands to increase purchasing intent and conversation. We anticipate that we will increasingly rely on other forms of media advertising, including social media and e-marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:
•	determine the appropriate creative message and media mix for advertising, marketing, and promotional expenditures;
•	select the right markets, media, and specific media vehicles in which to advertise;
•	identify the most effective and efficient level of spending in each market, media, and specific media vehicle; and
•	effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs.
In addition, certain of our products and brands currently or in the future will benefit from endorsements and support from particular sportsmen, athletes, or other celebrities, and those products and brands may become personally associated with those individuals. As a result, sales of the endorsed products could be materially and adversely affected if any of those individuals' images, reputations, or popularity were to be negatively impacted.
Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur significantly higher costs than our current channels, which in turn could adversely affect our operating results. Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses and our marketing and advertising expenditures may not generate sufficient levels of brand awareness and conversation or result in increased revenue. Even if our marketing and advertising expenses result in increased sales, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our customer base could be adversely affected, and our business, operating results, financial condition, and reputation could suffer.
Our operating results may experience significant fluctuations.
Many factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations.  These factors include the following:
•	the cyclicality of the markets we serve;
•	the timing and size of new orders;
•	the cancellation of existing orders;
•	the volume of orders relative to our capacity;
•	product introductions and market acceptance of new products or new generations of products;
•	timing of expenses in anticipation of future orders;
•	changes in product mix;
•	availability of production capacity;
•	changes in cost and availability of labor and raw materials;
•	timely delivery of products to customers;
•	pricing and availability of competitive products;
•	new product introduction costs;

•	changes in the amount or timing of operating expenses;
•	introduction of new technologies into the markets we serve;
•	pressures on reducing selling prices;
•	our success in serving new markets;
•	adverse publicity regarding the safety, performance, and use of our products;
•	the institution and outcome of any litigation;
•	political, economic, or regulatory developments; and
•	changes in economic conditions.
As a result of these and other factors, we believe that period-to-period comparisons of our results of operations may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.
The failure to attract and retain key personnel could have an adverse effect on our operating results.
Our success depends substantially on the efforts and abilities of our senior management and key personnel.  The competition for qualified management and key personnel is intense.  Although we maintain noncompetition and nondisclosure covenants with many of our key personnel, we do not have employment agreements with most of them.  The loss of services of one or more of our key employees or the inability to hire, train, and retain additional key personnel could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.
In addition, our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Fred Wagenhals, our President and Chief Executive Officer. The loss of the services of one or more of our key personnel could materially and adversely affect our operations.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
In the future, we may require additional capital to fund the planned expansion of our business and to respond to business opportunities, challenges, potential acquisitions, or unforeseen circumstances.  We could encounter unforeseen difficulties that may deplete our capital resources rapidly, which could require us to seek additional financing in the near future.  The timing and amount of any additional financing that is required to continue the expansion of our business and the marketing of our products will depend on our ability to improve our operating results and other factors.  We may not be able to secure additional debt or equity financing in a timely basis or on favorable terms, or at all.  Such financing could result in substantial dilution of the equity interests of existing stockholders.  We have no commitments for any additional financing should the need arise.  If we are unable to secure any necessary additional financing, we may need to delay expansion plans, conserve cash, and reduce operating expenses.  There is no assurance that any additional financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business.  Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.  If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our Common Stock.  If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
Potential strategic alliances may not achieve their objectives, which could impede our growth.
We anticipate that we will enter into strategic alliances in the future. We continue to explore strategic alliances designed to expand our product offerings, enter new markets, and improve our distribution channels. Any strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to introduce new products and enter new markets.

Any acquisitions that we undertake will involve significant risks, and any acquisitions that we undertake in the future could disrupt our business, dilute stockholder value, and harm our operating results.
We have a strategy to expand our operations through strategic acquisitions in order to enhance existing products and offer new products, enter new markets and businesses, strengthen and avoid interruption from our supply chain, and enhance our position in current markets and businesses. Acquisitions involve significant risks and uncertainties. We cannot accurately predict the timing, size, and success of any future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our operating results.
Our ability to complete acquisitions that we desire to make will depend upon various factors, including the following:
•	the availability of suitable acquisition candidates at attractive purchase prices;
•	the ability to compete effectively for available acquisition opportunities;
•	the availability of cash resources, borrowing capacity, or stock at favorable price levels to provide required purchase prices in acquisitions;
•	the ability of management to devote sufficient attention to acquisition efforts; and
•	the ability to obtain any requisite governmental or other approvals.
We may have little or no experience with certain acquired businesses, which could involve significantly different supply chains, production techniques, customers, and competitive factors than our current business. This lack of experience would require us to rely to a great extent on the management teams of these acquired businesses. These acquisitions also could require us to make significant investments in systems, equipment, facilities, and personnel in anticipation of growth. These costs could be essential to implement our growth strategy in supporting our expanded activities and resulting corporate structure changes. We may be unable to achieve some or all of the benefits that we expect to achieve as we expand into these new markets within the time frames we expect, if at all. If we fail to achieve some or all of the benefits that we expect to achieve as we expand into these new markets, or do not achieve them within the time frames we expect, our business, financial condition, and results of operations could be adversely affected.
As a part of any potential acquisition, we may engage in discussions with various acquisition candidates. In connection with these discussions, we and each potential acquisition candidate may exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues. As a result of these and other factors, a number of potential acquisitions that from time-to-time appear likely to occur do not result in binding legal agreements and are not consummated, but may result in increased legal, consulting, and other costs.
Unforeseen expenses, difficulties, and delays frequently encountered in connection with future acquisitions could inhibit our growth and negatively impact our profitability. Any future acquisitions may not meet our strategic objectives or perform as anticipated. In addition, the size, timing, and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. These interim fluctuations could adversely affect the market price of our common stock.

If we finance any future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able or willing to use our common stock for acquisitions will depend on the market price of our common stock from time-to-time and the willingness of potential acquisition candidates to accept our common stock as full or partial consideration for the sale of their businesses. Our inability to use our common stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue an acquisition could limit our growth.
Any acquisitions that we undertake could be difficult to integrate, disrupt our business, and harm our operations.
We may be unable to effectively complete an integration of the management, operations, facilities, and accounting and information systems of acquired businesses with our own; to implement effective controls to mitigate legal and business risks with which we have no prior experience; to manage efficiently the combined operations of the acquired businesses with our operations; to achieve our operating, growth, and performance goals for acquired businesses; to achieve additional sales as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses involves numerous risks and uncertainties, including the following:
•	the potential disruption of our core businesses;
•	risks associated with entering markets and businesses in which we have little or no prior experience;
•	diversion of management's attention from our core businesses;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with increased regulatory or compliance matters;
•	failure to retain key customers, suppliers, or personnel of acquired businesses;
•	the potential strain on our financial and managerial controls and reporting systems and procedures;
•	greater than anticipated costs and expenses related to the integration of the acquired business with our business;
•	potential unknown liabilities associated with the acquired company;
•	risks associated with weak internal controls over information technology systems and associated cyber security risks;
•	meeting the challenges inherent in effectively managing an increased number of employees in diverse locations;
•	failure of acquired businesses to achieve expected results;
•	the risk of impairment charges related to potential write-downs of acquired assets in future acquisitions; and
•	the challenge of creating uniform standards, controls, procedures, policies, and information systems.
Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss sales.
There have been an increasing number of cyber security incidents affecting companies around the world, which have caused operational failures or compromised sensitive corporate data. Although we do not believe our systems are at a greater risk of cyber security incidents than other similar organizations, such cyber security incidents may result in the loss or compromise of customer, financial, or operational data; disruption of billing, collections, or normal operating activities; disruption of electronic monitoring and control of operational systems; and delays in financial reporting and other management functions.  Possible impacts associated with a cyber security incident may include among others, remediation costs related to lost, stolen, or compromised data; repairs to data processing systems; increased cyber security protection costs; reputational damage; and adverse effects on our compliance with applicable privacy and other laws and regulations.

A failure of our information technology systems, or an interruption in their operation due to internal or external factors including cyber-attacks, could have a material adverse effect on our business, financial condition or results of operations
Our operations depend on our ability to protect our information systems, computer equipment, and information databases from systems failures.  We rely on our information technology systems generally to manage the day-to-day operations of our business, operate elements of our manufacturing facility, manage relationships with our customers, fulfill customer orders, and maintain our financial and accounting records.  Failure of our information technology systems could be caused by internal or external events, such as incursions by intruders or hackers, computer viruses, cyber-attacks, failures in hardware or software, or power or telecommunication fluctuations or failures.  The failure of our information technology systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased costs, or loss of important information, any of which could have a material adverse effect on our business, operating results, and financial condition.  Any technology and information security processes and disaster recovery plans we use to mitigate our risk to these vulnerabilities may not be adequate to ensure that our operations will not be disrupted should such an event occur.
We are subject to extensive regulation and could incur fines, penalties and other costs and liabilities under such requirements
Like many other manufacturers and distributors of consumer products, we are required to comply with a wide variety of laws, rules, and regulations, including those relating to labor, employment, the environment, the export and import of our products, and taxation. These laws, rules, and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules and regulations may be adopted in the future.
Our operations are subject to a variety of laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, transportation, remediation, and disposal of certain materials and wastes, and restoration of damages to the environment, as well as health and safety matters. We could incur substantial costs, including remediation costs, resource restoration costs, fines, penalties, and third-party property damage or personal injury claims as a result of liabilities under or violations of such laws and regulations or the permits required thereunder. While environmental laws and regulations have not had a material adverse effect on our business, operating results, financial condition, the ultimate cost of environmental liabilities is difficult to accurately predict and we could incur material additional costs as a result of requirements or obligations imposed or liabilities identified in the future.
As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. In addition, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we could have large quantities of finished products that we are unable to sell.

We are also subject to the rules and regulations of the Bureau of Alcohol, Tobacco, Firearms and Explosives, or the ATF. If we fail to comply with ATF rules and regulations, the ATF may limit our growth or business activities, levy fines against or revoke our license to do business. Our business, as well as the business of all producers and marketers of ammunition and firearms, is also subject to numerous federal, state, local, and foreign laws, regulations, and protocols. Applicable laws have the following effects:
•	require the licensing of all persons manufacturing, exporting, importing, or selling firearms and ammunition as a business;
•	require background checks for purchasers of firearms;
•	impose waiting periods between the purchase of a firearm and the delivery of a firearm;
•	prohibit the sale of firearms to certain persons, such as those below a certain age and persons with criminal records;
•	regulate the use and storage of gun powder or other energetic materials;
•	regulate the interstate sale of certain firearms;
•	prohibit the interstate mail-order sale of firearms;
•	regulate our employment of personnel with criminal convictions; and
•	restrict access to firearm manufacturing facilities for individuals from other countries or with criminal convictions.
Also, the export of our products is controlled by International Traffic in Arms Regulations, or ITAR, and Export Administration Regulations, or EAR. The ITAR implements the provisions of the Arms Export Control Act and is enforced by the U.S. Department of State. The EAR implements the provisions of the Export Administration Act and is enforced by the U.S. Department of Commerce. Among their many provisions, the ITAR and the EAR require a license application for the export of many of our products. In addition, the ITAR requires congressional approval for any firearms export application with a total value of $1 million or higher. Further, because our manufacturing process includes certain toxic, flammable and explosive chemicals, we are subject to the Chemical Facility Anti-Terrorism Standards, as administered by the U.S. Department of Homeland Security, which require that we take additional reporting and security measures related to our manufacturing process.
Several states currently have laws in effect that are similar to, and, in certain cases, more restrictive than, these federal laws. Compliance with all of these regulations is costly and time-consuming. Inadvertent violation of any of these regulations could cause us to incur fines and penalties and may also lead to restrictions on our ability to manufacture and sell our products and services and to import or export the products we sell.
Changes in government policies and firearms legislation could adversely affect our financial results
The sale, purchase, ownership, and use of firearms are subject to numerous and varied federal, state, and local governmental regulations. Federal laws governing firearms include the National Firearms Act, the Federal Firearms Act, the Arms Export Control Act, and the Gun Control Act of 1968. These laws generally govern the manufacture, import, export, sale, and possession of firearms and ammunition. We hold all necessary licenses to legally sell ammunition in the United States.
Currently, the federal legislature and several state legislatures are considering additional legislation relating to the regulation of firearms and ammunition. These proposed bills are extremely varied. If enacted, such legislation could effectively ban or severely limit the sale of affected firearms and ammunition. In addition, if such restrictions are enacted and are incongruent, we could find it difficult, expensive, or even practically impossible to comply with them, which could impede new product development and the distribution of existing products. We cannot assure you that the regulation of our business activities will not become more restrictive in the future and that any such restriction will not have a material adverse effect on our business.
Any change to the Second Amendment would dramatically impact our ability to conduct business.
Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, as well as export controls and trade sanctions, could result in fines or criminal penalties if we expand our business abroad
The expansion of our business internationally would expose us to trade sanctions and other restrictions imposed by the United States and other governments. The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the Foreign Corrupt Practices Act, anti-boycott provisions and other federal statutes, sanctions and regulations and, increasingly, similar or more restrictive foreign laws, rules and regulations, which may also apply to us. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and we expect the relevant agencies to continue to increase these activities. A violation of these laws, sanctions or regulations could result in restrictions on our exports, civil and criminal fines or penalties and could adversely impact our business, operating results, and financial condition.

Our directors and officers will have the ability to control our company
Our current directors and officers and people affiliated with them own a majority of the issued and outstanding shares of our Common Stock (assuming no exercise of any outstanding options or warrants).  Accordingly, the current directors and officers will be able to exert substantial influence over our company and control matters requiring approval by our stockholders, including electing all our directors, approving any amendments to our certificate of incorporation, increasing our authorized capital stock, effecting a merger or sale of our assets, and determining the number of shares available for issuance under our equity-based plans.  As a result, no change of control of our company can occur without their consent.
This voting control may discourage transactions involving a change of control of our company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price.  The directors and officers are not prohibited from selling a controlling interest in our company to a third party and may do so without stockholder approval and without providing for a purchase of the shares of Common Stock held by others.  Accordingly, shares of Common Stock may be worth less than they would be absent such concentrated voting power.
Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover
Our Certificate of Incorporation, Bylaws, and Delaware law contain certain provisions that may have the effect of deterring or discouraging, among other things, a non-negotiated tender or exchange offer for shares of Common Stock, a proxy contest for control of our company, the assumption of control of our company by a holder of a large block of Common Stock, and the removal of the management of our company.  Such provisions also may have the effect of deterring or discouraging a transaction which might otherwise be beneficial to stockholders.  Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of Common Stock.  Delaware law also imposes conditions on certain business combination transactions with "interested stockholders."  Our certificate of incorporation authorizes our Board of Directors to fill vacancies or newly created directorships.  A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships.  Such provisions cold limit the price that investors might be willing to pay in the future for shares of our Common Stock and impede the ability of the stockholders to replace management.
The elimination of monetary liability against our directors, officers, and employees under Delaware law and the existence of indemnification rights to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.  We also may have entered into contractual indemnification obligations under employment agreements with our executive officers. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and our stockholders.
Our results of operations could be impacted by unanticipated changes in tax provisions or exposure to additional income tax liabilities
Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, and higher excise taxes thereby affecting our income tax expense and profitability. In addition, audits by income tax authorities could result in unanticipated increases in our income tax expense.

Limited or No Public Market for our securities
There has been a limited public market for our Common Stock and no public market for our outstanding stock options and warrants.  Our Common Stock is currently quoted on the OTC Pink Open Market.  The daily trading volume of our Common Stock has been limited.
We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market or how liquid that market might become.  The lack of an active market may reduce the value of shares of our Common Stock and impair the ability of our stockholders to sell their shares at the time or price at which they wish to sell them.  An inactive market may also impair our ability to raise capital by selling our Common Stock and may impair our ability to acquire or invest in other companies, products, or technologies by using our Common Stock as consideration.
The market price of our Common Stock may be volatile and could decline
The market price of our Common Stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations in the future.  A number of factors could cause the market price of our Common Stock to decline, many of which we cannot control, including the following:
•	our ability to execute our business plan;
•	actual or anticipated changed in our operating results;
•	variations in our quarterly results;
•	changes in expectations relating to our products, plans, and strategic position or those of our competitors or customers;
•	announcements of technological innovations or new products by us or our competitors;
•	market conditions within our market;
•	the sale of even small blocks of Common Stock by stockholders;
•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of public companies in general and small emerging companies in particular;
•	changes in investor perceptions;
•	the level and quality of any research analyst coverage of our Common Stock, changes in earnings estimates or investment recommendations by securities analysis, or our failure to meet such estimates;
•	any financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;
•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, or our competitors;
•	future sales of our Common Stock;
•	introductions of new products or new pricing policies by us or by our competitors;
•	acquisitions or strategic alliances by us or by our competitors;
•	litigation involving us, our competitors, or our industry;
•	regulatory, legislative, political, and other developments that may affect us, our customers, and the purchasers of our products;
•	the gain or loss of significant customers;
•	the volume and timing of customers' orders;
•	recruitment or departure of key personnel;
•	developments with respect to intellectual property rights;
•	our international acceptance;

•	market conditions in our industry, the business success of our customers, and economy as a whole; and
•	general global economic and political instability.
In addition, the market prices of small emerging companies have experienced significant price and volume fluctuations that often have been unrelated or disproportionate to their operating performance.  In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation.  If we were the object of a securities class action litigation, it could result in substantial losses and divert management's attention and resources form other matters.
Sales of large numbers of shares could adversely affect the price of our Common Stock
Most of our Common Stock currently outstanding are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.  All outstanding shares of Common Stock are or will be eligible for resale in the public markets at various times within the next six months with respect to affiliates, subject to compliance with the volume and manner of sale requirements of Rule 144 under the Securities Act of 1933, as amended, and with respect to all restricted securities, subject to compliance with the provisions of Rule 144(i)(2) pertaining to the availability of Rule 144 by former shell companies.  [Note: How are any shares not restricted?]
In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our Common Stock or the average weekly trading volume in our Common Stock during the four calendar weeks preceding such sale.  Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us.  A person who is not an affiliated, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell such shares under Rule 144 without regard to any of the volume limitations or other requirements described above.  Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices.
We current have outstanding (1) warrants to purchase an aggregate of 4,106,100 shares of Common Stock at an average price of $2.50 per share over the next three years, (2) 71,364 warrants to purchase shares of Common Stock at an exercise price of $1.65 per share for a period ending in 2023, and 297,351 warrants to purchase shares of our Common Stock of an exercise price of $2.00 per share until March 2025, (3) warrants to purchase 67,500 shares of Common Stock at an exercise price of $1.25.
We plan to adopt an Incentive Stock Plan designed to assist us in attracting, motivating, retaining, and rewarding high-quality executives, directors, officers, employees, and individual consultants by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders and providing such persons with performance incentives to expand their maximum efforts in the creation of stockholder value under the plan.  We will be able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under the plan.
To the extent that any of the outstanding warrants and options described above are exercised, dilution, to the interests of our stockholders may occur.  For the life of such warrants and options, the holders will have the opportunity to profit from a rise in the price of the Common Stock with a resulting dilution in the interest of the other holders of Common Stock.  The existence of such warrants and options may adversely affect the market price of our Common Stock and the terms on which we can obtain additional financing, and the holders of such warrants and options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain additional capital by an offering of our unissued capital stock on terms more favorable to us than those provided by such warrants and options.

Effect of Issuance of Preferred Stock
Certain provisions of our Certificate of Incorporation allow us to issue Preferred Stock with voting, liquidation, and dividend rights senior to those of the Common Stock without the approval of our stockholders.  The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding stock of our company and result in the dilution of the value of the then current stockholders' Common Stock.  We have no current plans to issue shares of Preferred Stock.
Resale of Common Stock
All of our outstanding shares of Common Stock as well as shares of our Common Stock that may be issued upon the exercise of our outstanding options and warrants may only be resold if they are registered pursuant to an effective registration statement under the Securities Act of 1933 or are resold pursuant to an applicable exemption and are qualified or exempt under the securities laws of the applicable states.  We have agreed to use our best efforts to file and cause to become effective by July 1, 2018 a registration statement under the Securities Act covering the resale of shares of Common Stock issued or underlying warrants sold by a private placement that closed in February 2018.  In the absence of this registration statement, such sale of such shares of our Common Stock could only be made under Rule 144.  As a former shell company, Rule 144 will be available for resales of our Common Stock only if we meet certain conditions, including the filings of applicable reports with the SEC and having been current in our filings of our SEC reports for the 12-months before the proposed resale under Rule 144.  There is no assurance that investors will be able to resale their securities at such time as they may want or need to do so.
We do not expect to pay any dividends for the foreseeable future
We do not anticipate paying any dividends to our stockholders for the foreseeable future.  Accordingly, stockholders may have to sell some or all of their Common Stock in order to generate cash flow from their investment.  Stockholders may not receive a gain on their investment when they sell our Common Stock and may lose some or all of the amount of their investment.  Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, and other factors our board of directors deems relevant.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price
Under SEC regulations adopted pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, in the future, we will be required to furnish a report by our management on our internal control over financial reporting with our Form 10-K.  We have not been subject to these requirements in the past.  The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.
To achieve compliance with the applicable SEC regulations within the prescribed future period, we would be required to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging.  Despite our efforts, we can provide no assurance as to our or our independent auditors' conclusions with respect to the effectiveness of our internal control over financial reporting.  There is a risk that neither we nor our independent auditors will be able to conclude that our internal controls over financial reporting are effective, as has been the case with a significant number of companies attempting to comply with these regulations for the first time.  This could result in an adverse reaction in the financial markets resulting from a loss of confidence in the reliability of our financial statements.
If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information, limit our ability to raise needed capital, and have a negative effect on the trading price of our Common Stock.

Penny stock regulations are applicable to investments in share of our Common Stock, and they can reduce the level of trading activity in our Common Stock
Our Common Stock may be deemed to be a "penny stock" under the Securities Exchange Act of 1934.  The Financial Industry Regulatory Authority, or FINRA has adopted rules that relate to the application of the SEC's penny stock rules. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system) or that have tangible net worth of less than $5.0 million ($2.0 million if the company has been operating for three or more years).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.
Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our Common Stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our executive offices are located in Scottsdale, Arizona where we lease approximately 5,000 square feet under a month-to-month triple net lease for $3,800 per month.  This space houses our principal executive, administration, and marketing functions. We may require additional space in the near future but believe that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our needs.  Our CEO owns the building in which our executive offices are leased.
We lease a 20,000 square foot facility located in Payson, Arizona for approximately $10,000 per month under a lease expiring in November 2021.  We utilize the facility for our principal manufacturing, testing, research and development, packaging, and shipping activities.  We believe that this facility will be adequate to meet our needs in the near future.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Information about our common stock is reported by OTC Markets Group, Inc. at www.otcmarkets.com.  OTC Markets Group, Inc. is a provider of trading systems, pricing, and financial information for over the counter (OTC) markets.  OTC Markets Group, Inc. provides broker-dealers, market data providers, issuers and investors with software and information services that improve the transparency and efficiency of the OTC markets.  Currently the stock trades under the symbol (POWW). The table below sets forth the high and low prices of our common stock as reflected by OTC Markets Group, Inc. for the period from January 1, 2016 to December 31, 2017.  Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Year Ending	High	Low
December 31, 2017
First Quarter	$3.60	$3.60
Second Quarter	$3.00	$3.00
Third Quarter	$2.30	$2.30
Fourth Quarter	$3.195	$3.080

December 31, 2016
First Quarter	$1.25	$1.25
Second Quarter	$1.275	$1.275
Third Quarter	$1.275	$1.275
Fourth Quarter	$1.25	$1.25

On April 04, 2018, the "best bid" and "best ask" quotations by OTC Markets Group, Inc. were $5.34 and $5.00, respectively, and an average daily volume of 17,072 shares was reported for the past 30 days.

Holders

As of March 31, 2018, a total of 28,104,476 shares of our common stock were outstanding and there were approximately 369 holders of record.

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

Transfer Agent

We have appointed Action Stock Transfer Corporation ("AST") as the transfer agent for our common stock. The principal office of AST is located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, and its telephone number is (801) 274-1088.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

During the period ended December 31, 2017, the Company sold 4,046,100 shares of its common stock for $1.25 per share and collected proceeds of $5,057,642 and the Company 594,722 shares of common stock for $1.65 per share and collected proceeds of $981,258.00.  The Company repurchased a total of 400,000 shares of our Common Stock for $100,000 during our fiscal year ended December 31, 2017.

ITEM 6.    SELECTED FINANCIAL DATA

Not required.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations is provided to assist the reader in understanding the results of operations, financial condition and liquidity through the eyes of our management team.  This section should be read in conjunction with the other sections of this Annual Report, specifically the Part I, inclusive of Risk Factors, Part II Selected Financial Data, the Financial Statements and Supplementary Data.  This discussion contains a number of "forward looking statements", all of which are based on our current expectation, which can be affected by market uncertainty, and risk factors detailed throughout this document.  The financial data summarized in tables within this section are extracted from the audited financial statements contained within this Form 10-K.

Overview & Vision

2017 represents the first full year of operations under the leadership of our existing management team. During this twelve-month period, the Company transacted a reverse merger, and conducted a comprehensive analysis of inventory, factory capabilities, and critical personnel. We hired sales and marketing employees ahead of the revenue required to support their salaries, to establish the distribution channels and brand presence.

Our History

AMMO, Inc. (formerly Retrospettiva, Inc.) was incorporated in California in November 1990, for the purpose of manufacturing and importing textile products.  The manufacturing facilities were primarily located in Europe until 2001, at which time the Company announced it would be closing operations due to civil war located near its facilities.  At this time, all assets were liquidated, and the Company ceased operations.  It remained mostly inactive from 2001 to 2006.

In 2006, efforts commenced to revive the Company.  Legal counsel was hired to address pending litigation involving the Company and activities were undertaken to prepare and file delinquent tax and financial reports.  The Company also filed various delinquent reports to become current in its reporting obligations to the Securities and Exchange Commission ("SEC") and various taxing authorities.

December 15, 2016 marked the change in both structure and direction for the Company.  Specifically, the following actions ensued:

•	On this date, our CEO and Chairman, Fred Wagenhals, acquired the outstanding shares of the former Company, resulting in a change of control
•	The name of the company was changed to AMMO, Inc.
•	The OTC trading symbol was changed to POWW
•	As the sole director, Mr. Wagenhals approved a 1-for-25 reverse stock split
•	A plan of merger was filed to re-domicile and change the state of incorporation from California to Delaware
•	Under the domicile change, a new certificate of incorporation was filed increasing the number of authorized shares of common stock from 15.0 million to 100 million; establishing a par value of $0.001

On March 17, 2017, AMMO Inc. acquired all of the outstanding shares of a private company incorporated in the State of Delaware, using the same trade name "AMMO, Inc.".  The combined operations for AMMO, Inc. was reorganized as a designer, manufacturer, and marketer of performance-driven, high-quality and innovative ammunition products.

Our Vision

The vision of our newly structured Company is to change, innovate and invigorate the complacent munitions industry.  To accomplish this, we are focused on manufacturing and promoting a new generation of high-quality, proprietary branded munitions, including:

•	Streak visual ammunition you will see the difference
•	Jesse James line of munitions and accessories
•	SHIELD Series munitions for Law Enforcement
•	StelTH subsonic munitions
•	OPS (One Precise Shot) a tactical munitions line for self-defense

In October of 2016, we entered into a licensing and endorsement agreement with Jesse James, a well-known motorcycle and gun designer, and Jesse James Firearms Unlimited.  This agreement entitles us to use Mssr. James likeness to promote our products, including a specific line of ammunition, branded "Jesse James".

On February 1, 2017, the Company received its Federal Firearms License from the United States Federal Bureau of Alcohol, Tobacco, Firearms and Explosives.

On February 15, 2017, Jeff Rann, a well-known wild game hunter, guide and spokesman for the gun and ammo industry signed an agreement with the Company, which entitles us to use his image rights and trademarks, as well as his personal endorsement for our products.

In March of 2017, we merged with AMMO, Inc. a private company that had recently acquired the assets of an ammunition manufacturing facility located in Payson Arizona.  Although the accounting required to record this transaction resulted in a net loss, the manufacturing equipment, inventory, industry knowledge and experience, along with proven manufacturing processes ballistician enabled us to expedite our time to market, significantly reducing our potential capital investment.  We assumed operations of this plant in March 2017 and delivered our first fully tested products for sale in 1st quarter 2017.   Prior to our assumption of operations in March of 2017, the acquired private entity, also called Ammo, Inc. was selling inventory it acquired in foreclosure transaction.

In December of 2017 we hired Paulson Investments to secure equity capital from qualified investors to help grow our operations and to conduct the sale of our common stock.  The offering consisted of a unit, which included one share of common stock valued at $1.65, and one warrant to purchase an additional half share of stock for $2.00.  The total number of units covered by this offering was 6,060,606.  As of December 31, 2017, 594,702 units were sold, raising a total of $981,250.  The fees associated with this transaction totaled $117,750, and 71,364 warrants with an exercise price of $1.65 with a life of seven (7) years.

We created our Board of directors during the second quarter of 2017.  The first directors to be appointed were NASCAR racing legend William Russell "Rusty" Wallace and gun manufacturing executive Randy Luth.   In November of 2017, Jim Czir, a seasoned financial executive and Kathleen Hanrahan, a former TASER (now AXON) finance and operations executive were added to compliment the Board.  Each of the directors appointed brought to the Company unique backgrounds in business, finance, industry experience and marketing expertise necessary to grow AMMO.

On August 22, 2017 we acquired an exclusive worldwide license to manufacture and sell Stealth Visual ammunition technology.  This patented technology, trade named "Streak", utilizes a non-flammable phosphor material that produces a glow by the utilization of the light emitted during the round discharge.  The streak or glow produced is not visible to the target, unlike conventional tracer rounds, which we believe to be a strategic advantage for our US Military and law enforcement personnel engaged in fire fights.  We believe this technology, applicable to all calibers of ammunition, will be a game changer for the industry moving forward.

Results of Operations

The following table presents data from or statements of operations:

	2017	2016
Net Sales	$1,294,861	$-
Cost of Products Sold	1,303,586	-
Gross Margin	(8,725)	-
Sales, General & Administrative Expenses	3,967,503	136,274
Loss from Operations	3,976,228	136,274
Interest and other income (expense), net	(1,812.673)	(18,750)
Loss before provision for income taxes	$(5,788,901)	$(155,024)
Provision for income taxes	-	-
Net Loss	$(5,788,901)	$(155,024)

Net sales for the year ended December 31, 2017 were $1.3 million.  There were no sales recorded for the same period of 2016.

Approximately 77% of total sales were recognized in the six-month period ended June 30, 2017. The sales were at an unusually low gross profit rate due to the fact that the Company was attempting to liquidate the inventory acquired in the foreclosure transaction. The significantly lower gross profit realized resulted in the gross margin loss of $8,725. Also included in the cost of products sold was $141,575 of depreciation and amortization and $132,294 of federal excise tax.

We believe that going forward our gross margins will improve to approximately 25% to 30% as our manufacturing employees becomes more proficient, and as the automation equipment being procured is placed into service.  We also expect our component costs to come down as we increase the volumes ordered through our supplier base.

During the fiscal year ended December 31, 2017, our sales, general and administrative expenses increased by approximately $3.8 million, over the same two and a half month period in 2016.  This increase was the direct result of costs incurred to complete the merger and re-establish AMMO as a fully operating entity as well as investments in hiring sales, marketing and administrative staff to support the ongoing operations.   Specifically, we expensed $564,000 in legal and accounting, $955,000 in consulting fees, and $25,000 in investor relations fees.  We expect to see our administrative expenditures decrease as a percent of sales in 2018, as we leverage our work force and expand our sales opportunities.

Interest and other expenses for the year ended December 31, 2017 increased by nearly $1.8 million as compared to the same period in 2016.  This increase was driven by a one-time write off of approximately $1.3 million dollars remaining on a note receivable (see Note 3) assumed with the acquisition of Ammo Inc.   We also expensed $431,000 of interest associated with the convertible note payable (see note 6) and notes to related parties (Note 7) issued in 2017.  In 2016, interest expense was  approximatley $19,000.

As a result of the higher costs of manufacturing our first production runs, and the expenses and write offs associated with our merger, we ended 2017 with a net loss of approximately $5.8 million dollars, as compared with the loss of $155k for the two and half month period in 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had $786,823 of cash and cash equivalents, and increase of $776,707.

Working capital is summarized and compared as follows:

	December 31, 2017	December 31, 2016
Current assets	$3,019,061	$2,904,155
Current liabilities	2,413,547	2,536,745
	$605,514	$367,410

Changes in cash flows are summarize as follows:

Operating Activities

For the twelve months ended December 31, 2017, net cash used in operations totaled $3,279,367.  This was the result of a net loss of $5,788,901 for the year ended December 31, 2017, coupled with cash used to increase inventory of $928,762, an increase in our accounts receivable of $171,812, and $18,461 of cash paid to reduce our related party payable balances.

The cash used in operations was partially offset by non-cash items and changes in operating assets and liabilities which include: stock issued for legal and consulting of $567,813, stock issued for compensation of $160,000, discounts taken on notes payable $356,250, $673,672 increase in accounts payable and accrued liabilities,  $183,181 reduction in prepaid expenses, $186,486 reduction in vendor advances, depreciation and amortization of $148,860, a $26,046 allowance for doubtful accounts, $46,340 of imputed interest, and a one-time write off of $1,279,921, associated with the vendor note receivable (see Note 3) from Advanced Tactical Armament Concepts, LLC.

Investing Activities

For the year ended December 31, 2017 we used $404,188 in net cash for investing activities, compared to zero for the year ended December 31, 2016.  In 2017 $100,000 of cash was used when we acquired an exclusive worldwide license to manufacture and sell Stealth Visual ammunition technology.  This patented technology, trade named "Streak", utilizes a non-flammable phosphor material that produces a glow by the utilization of the light emitted during the round discharge.  We believe this technology, applicable to all calibers of ammunition, will be a game changer for the industry moving forward. Additionally, we used $304,188 to purchase equipment to increase production at our Payson Arizona manufacturing facility.

Financing Activities

We financed our operations primarily from the issuance of equity and debt instruments. For the year ended December 31, 2017, net cash provided by financing activities was $4,460,262.  This was the net effect of $6,038,900 generated from the sale of common stock coupled with the collection of a prior year subscription receivable of $167,500, offset by the repayment of notes payable totaling $1,260,000, the repayment of $207,033 for our insurance premium note payable, the issuance of shares of common stock to our founders totaling $99,355, and cash payments of $179,750 made to our investment banker in conjunction with the 2017 stock sales.

In comparison, for the year ended December 31, 2016, net cash provided by financing activities was $1,932,500, consisting of $1,500,000 cash generated from a convertible note and $732,500 generated from the sale of common stock, offset by a $75,000 repayment of a note payable, and $225,000 of cash paid for the initial controlling interest shares in AMMO, Inc. (PUBCO).

Liquidity and Capital Resources

Existing working capital, cash flow from operations, further advances from the bank, as well as debt instruments or stock subscriptions are expected to be adequate to fund our operations over the next twelve months.  Generally, we have financed operations to date through the proceeds of stock subscriptions, bank financing and related party notes.

In connection with our business plan, management anticipates that selling, general and administrative expenses will increase over the next twelve months.  Additional issuances of equity or convertible debt securities may be required which will result in dilution to our current shareholders.  Furthermore, such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business opportunities, which could significantly and materially restrict our business operations.

Contractual Obligations

As part of the merger transacted, we assumed a triple-net operating lease for our 20,000 square foot manufacturing facility located in Payson, Arizona.  The terms of the lease provide require a monthly payment of approximately $10,000 per month, which include an estimate for utilities, taxes and repairs.  This lease expires in November of 2021.

We believe this facility will be adequate to meet our needs in the near future.  However, we are making plans to expand our building footprint in 2018 to accommodate added automation equipment.  We intend to pay for these improvements using working capital and will amortize the costs over the remaining lease period.

The following table outlines our future contractual financial obligations associated with this lease by period in which payment is expected, as of December 31, 2017:

	2018	2019	2020	2021	Total
Payson Lease	$120,000	$120,000	$120,000	$110,000	$470,000

Off-Balance Sheet Arrangements

As of and subsequent to December 31, 2017, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operation are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounted of assets, liabilities, revenues, and expenses.  In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to the understanding of our financial statements.  These important accounting policies require management's most difficult, subjective judgements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.
Inventory

Inventories are stated at the lower of cost and net realizable value.  Cost is determined by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead.  Provisions are made when necessary, to reduce excess, potential damaged or obsolete inventories.  These provisions are based on management's best estimates.  At December 31, 2017, we conducted a full analysis of inventory on hand, and expensed all inventory not currently in use, or for which there was no future demand.

Revenue Recognition

It is the Company's policy that revenues will be recognized in accordance with ASC 605-10, "Revenue Recognition".  The Company will therefore recognize revenue from sales of product upon delivery to its customers where the amount is fixed or determinable and collectability is probable.  Cash payments received in advance will be recorded as deferred revenue.  There were no revenues for the year ended December 31, 2016, as compared to revenue of $1,294,861 for the year ended December 31, 2017.

Research and Development

To date, all costs associated with developing our product specifications, manufacturing procedures and products have been expensed through our cost of products sold, as this work was done by the same employees who produced the finished product.  We anticipate as we begin to develop new technologies and lines of ammunition, that it may become necessary to reclassify research and development costs into our operating expenditures for reporting purposes.

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government entities, we must charge and collect an 11% excise tax for all products sold into these channels.  During the 2017 fiscal year, we collected and remitted $132,294 in excise taxes.  For ease in selling to commercial markets, excise tax is impounded into our unit price for the products sold.  We record this through net sales and expense the offsetting liability to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value.  These financial instruments include cash, accounts payable, and amounts due to related parties.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes

The Company follows ASC subtopic 740-10, "Accounting for Income Taxes") for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggest that is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

We grant stock-based compensation to key employees and directors as a means of attracting and retaining highly qualified personnel.  We also grant stock in lieu of cash compensation for key consultants and service providers.  The Company recognizes expense related to stock-based payment transactions in which it receives employee or non-employee services in exchange for equity.  Stock compensation is measured based on the closing fair market value of the Company's common stock on the date of grant.

Significant changes in the number of employees

Although 2017 was our first year of full operations, we have assembled a solid team of employees.  There are currently 31 employees working at our Payson Arizona manufacturing plant, which are led and managed by our Chief Operating Officer, Steven Hilko.  Among these is an experienced ballistician in to help oversee the quality, testing and reliability of the products produced.

Our financial and administrative offices, located in Scottsdale Arizona are led by our CEO, Fred Wagenhals and our CFO Ron Shostack.  Also employed in our Scottsdale offices are our Sales and Marketing Teams, which as of December 31, 2017 totaled 11 employees.

In addition to our base of employees, we also utilize the services of several contract personnel, and other professionals on an "as needed basis".  We plan to continue to use consultants, legal and patent attorneys, engineers and accountants as necessary.  We may also expand our staff to support the market roll out of our products to both the commercial and government related organizations.  A portion of any key employee compensation likely would include direct stock grants, which would dilute the ownership interest of holders of existing shares of our common stock.

Expected purchase or sale of plant and significant equipment

We anticipate investing significant resources in the purchase of a plant and equipment in the coming months as we begin to scale production operations throughout 2018.  This equipment will be funded through working capital and bank financing.  We believe these additions will significantly improve our plant capacity, and reduce our cost per unit sold.

 ITEM 8.    FINANCIAL STATEMENTS

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	33

Consolidated Balance Sheets as of December 31, 2017 and 2016	34

Consolidated Statements of Operations for the year ended December 31, 2017 and for the period October 13, 2016 (Inception) to December 31, 2016	35

Consolidated Statements of Changes in Stockholders' Equity for the period October 13, 2016 (Inception) to December 31, 2016 and the year ended December 31, 2017	36

Consolidated Statements of Cash Flows for the year ended December 31, 2017 and for the period October 13, 2016 (Inception) to December 31, 2016	37

Notes to Consolidated Financial Statements	39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ammo, Inc.

Scottsdale, AZ

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Ammo, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017 and for the period from October 13,2016 (Inception) to December 31, 2016, and the related notes  (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from October 13, 2016 (Inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KWCO, PC

We have served as the Company’s auditor since 2016.

Odessa, Texas

April 11, 2018

Ammo, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016

	2017	2016

ASSETS
Current Assets:
Cash	$786,823	$10,116
Accounts receivable, net of allowance for doubtful accounts of $26,046 in 2017	166,731	-
Due from related parties	18,461	-
Vendor notes receivable, net of allowance for doubtful collection of $360,993	-	2,585,000
Vendor advances receivable	-	89,934
Inventories, at lower cost or market, principally average cost method	1,792,314	219,105
Prepaid expense	254,732	-
Total Current Assets	3,019,061	2,904,155
Equipment, net of accumulated depreciation of $77,861 in 2017	769,442	-
Other Assets:
Licensing agreements, net of $45,833 of accumulated amortization in 2017	204,167	125,000
Patent, net of $25,166 of accumulated amortization in 2017	924,834	-
TOTAL ASSETS	$4,917,504	$3,029,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$476,893	$57,995
Accrued liabilities	254,774	-
Convertible note payable, net of debt discount of $356,250 in 2016	1,575,000	1,518,750
Note payable - related party	100,000	960,000
Insurance premium note payable	6,880	-
Total Current Liabilities	2,413,547	2,536,745

Shareholders' Equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized 22,487,793 and 15,754,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	22,488	15,754
Additional paid-in capital	8,430,394	799,180
Stock subscription receivable	(5,000)	(167,500)
Accumulated (Deficit)	(5,943,925)	(155,024)
Total Shareholders' Equity	2,503,957	492,410
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,917,504	$3,029,155

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year ended December 31, 2017 and for the Period October 13, 2016
(Inception) to December 31, 2016

	2017	2016

Gross Sales, net of customer incentives, discounts, returns, and allowances	$1,294,861	$-

Cost of Goods Sold, includes depreciation and amortization of $141,575 and $132,294 of federal excise taxes in 2017	1,303,586	-

Gross Margin	(8,725)	-

Operating Expenses
Selling and marketing	759,053	-
Corporate general and administrative	2,154,498	136,274
Employee salaries and related expenses	1,046,667	-
Depreciation expense	7,285	-
Total operating expenses	3,967,503	136,274
Loss from Operations	(3,976,228)	(136,274)

Other (Expenses)
Loss on vendor notes receivable foreclosure	(1,279,921)	-
Interest expense	(532,752)	(18,750)

(Loss) before Income Taxes	(5,788,901)	(155,024)

Provision for Income Taxes	-	-

Net (Loss)	$(5,788,901)	$(155,024)

Loss per share
Basic and fully diluted:
Weighted average number of shares outstanding	19,279,601	15,754,000
(Loss) per share	$(0.30)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year ended December 31, 2017 and for the Period
 October 13, 2016 (Inception) to December 31, 2016

	Common Shares		Additional Paid-In	Subscription	Accumulated
	Number	Par Value	Capital	Receivable	(Deficit)	Total

Balance as of October 13, 2016	-	$-	$-	$-	$-	$-
Common stock issued for founder shares	14,934,000	14,934	-	-	-	14,934
Common stock issued for licensing agreement	100,000	100	124,900	-	-	125,000
Common stock issued for cash	720,000	720	899,280	(167,500)	-	732,500
Organizational and fundraising costs	-	-	(225,000)	-	-	(225,000)
Net loss for period ended December 31, 2016	-	-	-	-	(155,024)	(155,024)

Balance as of December 31, 2016	15,754,000	$15,754	$799,180	$(167,500)	$(155,024)	$492,410

Reverse merger and recapitalization	604,371	604	(604)	-	-	-
Subscriptions collected	-	-	-	167,500	-	167,500
Common stock issued to founders	500,000	500	145	-	-	645
Founder shares purchased	(400,000)	(400)	(99,600)	-	-	(100,000)
Common stock issued for cash	4,640,822	4,641	6,034,259	-	-	6,038,900
Common stock issued for prepaid legal fees	224,000	224	223,776	-	-	224,000
Subscription receivable	4,000	4	4,996	(5,000)	-	-
Organizational and fundraising cost	20,000	20	(179,770)	-	-	(179,750)
Common stock issued for licensing agreement	100,000	100	124,900	-	-	125,000
Legal, advisory fees and consulting fees	320,600	321	454,304	-	-	454,625
Employee stock awards	120,000	120	159,880	-	-	160,000
Shares issued for patent	600,000	600	749,400	-	-	750,000
Imputed interest on related party note	-	-	46,340	-	-	46,340
Issuance of warrants for interest	-	-	46,188	-	-	46,188
Issuance of warrants for services	-	-	67,000	-	-	67,000
Net loss for year ended December 31, 2017	-	-	-	-	(5,788,901)	(5,788,901)

Balance as of December 31, 2017	22,487,793	$22,488	$8,430,394	$(5,000)	$(5,943,925)	$2,503,957

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Year ended December 31, 2017 and for the Period October 13, 2016
 (Inception) to December 31, 2016, respectively

	2017	2016
Cash flows from operating activities:
Net (Loss)	$(5,788,901)	$(155,024)
Adjustments to reconcile Net (Loss) to Net Cash provided by operations:
Debt discount amortization	356,250	18,750
Depreciation and amortization	148,860	-
Loss on vendor notes receivable foreclosure	1,279,921	-
Founders shares issued as consulting fees	-	14,934
Stock issued for services	454,625	-
Warrants for services and interest	113,188	-
Employee stock awards	160,000	-
Imputed interest	46,340	-
Allowance for doubtful accounts	26,046	-
Changes in Current Assets and Liabilities
Vendor notes receivable	-	(1,550,000)
Vendor advances receivable	186,486	(89,934)
Accounts receivable	(171,812)	-
Due from related parties	(18,461)	-
Inventories	(928,762)	(219,105)
Prepaid expenses	183,181	-
Accounts payable	418,898	57,995
Accrued liabilities	254,774	-
Net cash used in operating activities	(3,279,367)	(1,922,384)

Cash flows from investing activities
Purchase of equipment	(304,188)	-
Patent	(100,000)	-
Net cash used in investing activities	(404,188)	-

Cash flow from financing activities
Convertible note payable	-	1,500,000
Convertible note payment	(300,000)	-
Note payment - related party	(960,000)	(75,000)
Insurance premium note payment	(207,033)	-
Sale of common stock	6,038,900	732,500
Collection of stock subscription	167,500	-
Common stock activity - founder shares	(99,355)	-

(Continued)

Ammo, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Year ended December 31, 2017 and for the Period October 13, 2016
(Inception) to December 31, 2016, respectively

	2017	2016

Organizational and fundraising costs	(179,750)	(225,000)
Net cash provided by financing activities	4,460,262	1,932,500

Net increase in cash	776,707	10,116
Cash, beginning of period	10,116	-
Cash, end of period	$786,823	$10,116

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$9,105	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Vendor note receivable foreclosure -
Vendor notes receivable	$1,305,079	-
Vendor advances receivable	(96,552)	-
Accounts receivable	(20,965)	-
Inventories	(644,447)	-
Equipment	(543,115)	-
Vendor notes receivable	-	(1,035,000)
Licensing Agreement	(125,000)	(125,000)
Issuance of common stock	125,000	-
Insurance premium note payable	213,913	-
Prepaid expense	(213,913)	-
Common Stock	604	-
Additional paid-in-capital	(604)	-
Prepaid legal services	(224,000)	-
Issuance of common stock	224,000	125,000
Notes payable - related party	-	1,035,000
Issuance of common stock	750,000	-
Patent acquisition	(750,000)	-
Notes payable - related party	100,000	-
Patent acquisition	(100,000)	-
Stock subscription receivable	(5,000)	(167,500)
Additional paid-in-capital	5,000	167,500
	$-	$-

The accompanying notes are an integral part of these consolidated  financial statements.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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
On December 15, 2016, the Company's sole director approved a 1-for-25 reverse stock split ("Reverse Split") of the issued and outstanding shares of common stock of the Company.  As a result of the reverse split, the current 14,425,903 issued and outstanding shares of common stock shall represent 577,056 post reverse split shares; no shareholder shall be reversed below 100 shares and any and all fractional shares resulting from the reverse split shall be rounded up to the next whole share. In total 580,050 shares were issued.  All references to the outstanding stock have been retrospectively adjusted to reflect this split.
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
On March 17, 2017, AMMO, Inc, (formerly known as Retrospettiva, Inc.), a Delaware corporation (the PUBCO), entered into a definitive agreement with AMMO, Inc., a Delaware Corporation, incorporated on October 13, 2016, (PRIVCO) under which (PUBCO) acquired all of the outstanding shares of common stock of (PRIVCO). Under the terms of the Agreement, (PUBCO) purchased (PRIVCO) for 17,285,800 newly issued shares of common stock of the company. In connection with this transaction the Company retired 475,679 shares of common stock and issued 500,000 shares of common stock to satisfy an issuance liability. After the acquisition, all company operations were that of AMMO, Inc. the (PRIVCO). The merger of AMMO, Inc. into (PUBCO) was considered to be a capital transaction. The transaction was the equivalent to the issuance by AMMO, Inc. (PRIVCO) of 604,371 shares to the Company (PUBCO) accompanied by a recapitalization. The weighted average number of outstanding shares has been adjusted for the merger transaction.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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
On November 21, 2016, Ammo completed and filed with the Federal Bureau of Alcohol Tobacco, Firearms and Explosives an "Application for Federal Firearms License" for the manufacture and importation of ammunition and firearms. On February 1, 2017, the Federal Bureau of Alcohol Tobacco, Firearms and Explosives approved that application and issued to Ammo, Federal Firearms Licenses for the manufacture and importation of ammunition and firearms. The licenses are effective until February 1, 2020.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

Jeff Rann ("JR") is a well-known wild game hunter, guide and spokesperson for the gun and ammo industry.  Jeff Rann's name, endorsements and services have commercial value to the Company; therefore, on February 15, 2017, Ammo entered into a licensing agreement with JR.  The licensing agreement includes, among others, the following provisions:
•
The term of the agreement commenced on February 15th, 2017. Ammo was granted exclusive worldwide rights to JR's image rights and any and all trademarks associated with JR in connection with the marketing, promoting, advertising, sale and commercial exploitation of the Jeff Rann Branded Products ("Branded Products").

•
Jeff Rann agreed to make himself available for certain promotional activities and to promote Branded Products through his own social media outlets.  Ammo will reimburse JR for any out-of-pocket expenses and reasonable travel expenses.

•
JR was issued 100,000 shares of the Company's common stock upon execution of the licensing agreement and can earn an additional 75,000 shares of common stock if certain gross sales are achieved ($15,000,000 gross sales to receive the total 75,000 shares).

•	The 100,000 shares of common stock were valued at $1.25 per share and the $125,000 was recognized as an asset and will be amortized over the initial sixty (60) month term of the licensing agreement.
•	Ammo agreed to pay JR various royalty fees on the sale of ammunition and non-ammunition Branded Products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ACCOUNTING BASIS
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting) and all amounts are expressed in U.S. dollars. The Company has adopted a December 31 year end.
The consolidated financial statements and notes are the representations of the Company's management who are responsible for their integrity and objectivity.
The financial statements and related disclosures as of December 31, 2017 and 2016 are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Unless the context otherwise requires, all references to "Ammo", "we", "us", "our" or the Company are to Ammo, Inc.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Ammo, Inc. and its wholly-owned subsidiaries, SNI, LLC and Ammo Technologies, Inc. All significant intercompany accounts and transactions are eliminated in consolidation
USE OF ESTIMATES
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

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's accounts receivable represents amounts due from customers for products sold. Allowance for uncollectible accounts is estimated based on the aging of the accounts receivable and management's estimate of uncollectible amounts. At December 31, 2017 and 2016, the Company provided $26,046 and $0, respectively, of allowance for doubtful accounts.
LICENSING AGREEMENTS
The Company issued 100,000 shares of its common stock at the execution date of the licensing agreement with Jesse James.  The shares were valued at $1.25 and the aggregate value of $125,000 was recorded as a licensing agreement asset. This asset will be amortized from January, 2017, the period when the first ammunition was delivered, through December 31, 2021. Amortization of the Licensing Agreement for the twelve months ended December 31, 2017 was $25,000.
The Company issued 100,000 shares of its common stock at the execution date of the licensing agreement with Jeff Rann.  The shares were valued at $1.25 and the aggregate value of $125,000 was recorded as a licensing agreement asset. This asset will be amortized from March, 2017, the first full month of the licensing agreement, through February 28, 2022. Amortization of the Licensing Agreement for the twelve months ended December 31, 2017 was $20,833.
PATENT
On August 22, 2017, the parties signed and closed on a Forward Triangular Merger Agreement (the "Merger") by which Ammo Technologies Inc., an Arizona corporation, which is 100% owned by Ammo, Inc., merged with Hallam, Inc, a Texas corporation, with Ammo Technologies Inc. being the survivor.  The formal Merger was consummated on or about September 28, 2017 when both the states of Texas and Arizona approved the Merger and granted the Certificate of Merger.  Under the terms of the Merger, Ammo, Inc., the sole shareholder of Ammo Technologies Inc. provided Hallam, Inc.'s two (2) shareholders 600,000 shares of Ammo, Inc. common stock, subject to restrictions, and payment of $200,000. The first payment of $100,000 to the Hallam, Inc. shareholders was paid on or about September 13, 2017 and the second payment of $100,000 was paid on February 6, 2018.
The shares were valued at $1.25 and the aggregate value of $950,000 was recorded as a patent asset.  This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028. Amortization of the patent for the twelve months ended December 31, 2017 was $25,166.
Under the terms of the Merger, all of the assets of Hallam, Inc. devolved into Ammo Technologies, Inc. subject to the liabilities of Hallam, Inc., which were none.  The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent US 8402896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette.  The License was formally amended and assigned to Ammo Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Agreement. Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date.
IMPAIRMENT OF LONG-LIVED ASSETS
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized in 2017 and 2016.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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
Approximately 57.6% of total revenues were derived from one customer and 47.2% of the accounts receivable are due from two customers at December 31, 2017.
ADVERTISING COSTS
The Company expenses advertising costs as they are incurred. The Company incurred advertising and marketing costs of $220,154 for the twelve months ended December 31, 2017.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company measures its options and warrants at fair value in accordance with Accounting Standards Codification 820 – Fair Value Measurement ("ASC 820"). The objective of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions. These two types of inputs have created the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value.

All common stock issued for services are valued on the date of the agreements, using the price at which shares were being sold to private investors or at the value of the services performed.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

Warrants issued for services and interest were valued at grant dates of August 22, 2017 and November 28, 2017, by the Company using valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk free interest rate, volatility and expected life.

Assumptions included:

Risk free interest rate	1.31 - 1.5%
Expected volutility	250%
Expeted term	1 - 1.5 years
Expected dividend yield	0%

Equipment acquired in the foreclosure transaction and the patent were valued by outside appraisers.

	Quoted Active Markets for Identified Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total

	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Common stock issued for legal, advisory and consulting fees	-	$454,625	-	$454,625
Employee stock awards	-	160,000	-	160,000
Common stock for licensing agreement	-	125,000	-	125,000
Patent acquisition, noncash element	-	-	750,000	750,000
Warrants issued for interest	-	-	46,188	46,188
Warrants issued for services	-	-	67,000	67,000
Assets acquired in foreclosure	-		543,115	543,115
Common Stock issued for prepaid legal fees	-	224,000	-	224,000

INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the average cost method. The Company's inventory consists of raw materials, work in progress and finished goods. Cost of inventory includes cost of parts, labor, quality control and all other costs incurred to bring our inventories to condition ready to be sold. The inventory is periodically evaluated for obsolescence.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally five to seven years.

COMPENSATED ABSENCES

The Company has not accrued a liability for compensated absences in accordance with Accounting Standards Codifications 710 – Compensation – General, as the amount of the liability cannot be reasonably estimated at December 31, 2017 and 2016.

STOCK-BASED COMPENSATION
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

CONCENTRATIONS OF CREDIT RISK
Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 at various times and, as of December 31, 2017, bank account balances exceeded federally insured limits.
INCOME TAXES

The Company files federal and state income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with Accounting Standards Codification 740 - Income Taxes ("ASC 740"). The provision for income taxes includes federal, state and local income taxes currently payable, as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable amounts in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. In accordance with ASC 740, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company currently has substantial net operating loss carryforwards. The Company has recorded a valuation allowance equal to the net deferred tax assets due to the uncertainty of the ultimate realization of the deferred tax assets.

CONTINGENCIES

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is possible that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There was no known contingency at December 31, 2017.

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

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 3 – VENDOR NOTES RECEIVABLE
Vendor note receivable is composed of the following at December 31, 2016:
Advanced Tactical Armament Concepts, L.L.C. Notes Payable Purchased by Ammo	Amount

Western Alliance Bank	$1,910,993
Less: Allowance for uncollectible amounts	(360,993)
1,550,000
Mansfield, LLC	1,035,000
$2,585,000

On October 24, 2016, Ammo entered into an agreement to purchase from Western Alliance Bank a note payable by Advanced Tactical Armament Concepts, L.L.C. ("ATAC"), which had an outstanding balance of $1,910,993 for $1,550,000, the amount which management had determined to be the asset's fair value on the date of the purchase.  The loan is secured by a master lease agreement (ATAC's manufacturing equipment), all assets of ATAC, and loan guarantees from the principal owners of ATAC.  Ammo's management determined that the value of the purchased note was the value paid to Western Alliance Bank. This promissory note held by Ammo, Inc., between ATAC and Western Alliance Bank was due in full on or before February 28, 2017.
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
On February 20, 2017, a sale was held for the disposition of collateral for Advanced Tactical Armament Concepts, LLC, a Nevada Limited Liability Company. The Company was a secured party and submitted a credit bid. The Company's bid for the sale for the disposition of collateral was the highest and was accepted. The company reflected this transaction in the following manner:
Vendor notes receivable	$2,585,000
Vendor advances receivable	(96,552)
Accounts receivable	(20,965)
Inventories	(644,447)
Equipment	(543,115)
Loss on vendor notes receivable collectability	(1,279,921)
$-

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 4 – INVENTORIES
At December 31, 2017 and 2016, the inventory balances are composed of:
	2017	2016

Finished product	$1,007,291	$-
Raw materials	764,810	219,105
Work in process	20,213	-
	$1,792,314	$219,105

NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method at rates intended to depreciate the cost of assets over their estimated useful lives. Upon retirement or sale of property and equipment, the cost of the disposed assets and related accumulated depreciation is removed from the accounts and any resulting gain or loss is credited or charged to selling, general and administrative expenses. Expenditures for normal repairs and maintenance are charged to expense as incurred.
Additions and expenditures for improving or rebuilding existing assets that extend the useful life are capitalized. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.
Property and equipment consisted of the following at December 31, 2017 and 2016:
	2017	2016
Leasehold Improvements	$15,475	$-
Furniture and Fixtures	33,751	-
Vehicles	36,500	-
Tooling	184,626	-
Equipment	576,951	-
Total property and equipment	$847,303	-
Less accumulated depreciation	(77,861)	-
Net property and equipment	$769,442	$-
Depreciation expense for the years ended December 31, 2017 totaled $77,861.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 6 – CONVERTIBLE NOTE PAYABLE
The Company entered into an agreement for a short-term convertible note payable to an unrelated party on December 22, 2016 with sixty (60) days maturity and a $1,875,000 principal balance.  The note has a one-time fee of $375,000, which was amortized as interest, ratably over the sixty (60) day period. The note is convertible into one share of the Company's common stock and one stock purchase warrant at a conversion price of $1.25 per unit.  Each warrant has an exercise price of $2.50.
During 2016, the Company recognized $18,750 of interest, as it amortized a portion of the one-time interest fee.  As of December 31, 2016, the balance of the note payable was $1,518,750, net of $356,250 of debt discount.
In 2017, the Company renegotiated the due date for the note payable, and in exchange agreed to pay the note holder an additional 5% annual interest rate on the remaining principal balance until the note was paid in full.   During 2017, the Company recorded $356,250 of interest from the amortization of the one time fee, and an additional $74,896 in interest expense.
As of December 31, 2017, the balance of the note, was $1,575,000.  This note was paid in full during the first quarter of 2018.
NOTE 7 – NOTES PAYABLE – RELATED PARTY
On December 16, 2016, Ammo and Mansfield entered into a note purchase and sale agreement to purchase a promissory note held by Mansfield, and payable by ATAC.  Ammo purchased the promissory note for $1,035,000. The Managing Member of Mansfield is related to the President of Ammo.  The $1,035,000 was payable on or before the closing date of the note purchase and sale agreement, however, at December 31, 2016, $960,000 of the note balance remained outstanding. As of December 31, 2017, the note had been paid off. Interest on the note was imputed in the amount of $46,340.
In connection with the acquisition of the patent completed August 22, 2017, the Company was obligated to pay $200,000 to Hallam, Inc.'s shareholders. The first $100,000 was paid on August 22, 2017 and a note was executed in the amount of $100,000 which was paid on February 2, 2018.

On August 29, 2017, the Company borrowed $100,000 from an attorney and issued 40,000 common stock purchase warrants with an exercise price of $0.50, expiring two (2) years from date of issuance.  The warrants were valued at $46,188 and recognized as interest expense in 2017.  Note was paid on October 31, 2017.
NOTE 8 – CAPITAL STOCK
The authorized capital of the Company is 100,000,000 common shares with a par value of $0.001 per share.
During the period from October 13, 2016 (Inception) to December 31, 2016, the Company sold 720,000 shares of its common stock for $1.25 per share and issued 14,934,000 shares to the Company's founders for $14,934 and issued 100,000 shares valued at $125,000 for a license agreement.
During the twelve month period ended December 31, 2017, the Company issued 6,733,793 Common Shares as follows:

•	604,371 were issued in the reverse merger transaction
•	100,000 net shares were issued to founding shareholders
•	4,640,822 shares were sold to investors for $6,038,900
•	544,600 shares valued at $678,625 were issued for legal, advisory and consulting fees
•	600,000 shares were issued to acquire the use of a patent. Shares were valued at $750,000
•	120,000 shares valued at $160,000 were issued to employees as compensation
•	100,000 shares were issued to Jeff Rann for a licensing agreement
•	24,000 shares were issued for other purposes

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

At December 31, 2017 and 2016, outstanding and exercisable stock purchase warrants are composed of:
	2016
	Number of shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)

Outstanding at December 31, 2015	-	$-	-
Granted	720,000	2.50	1.95
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Expired	-	-	-
Outstanding at December 31, 2016	720,000	$2.50	1.95
Exercisable at December 31, 2016	720,000	$2.50	1.95

	2017
	Number of shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)

Outstanding at December 31, 2016	720,000	$2.50	1.95
Granted	4,542,315	2.42	1.90
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Expired	-	-	-
Outstanding at December 31, 2017	5,262,315	$2.43	1.77
Exercisable at December 31, 2017	5,262,315	$2.43	1.77

NOTE 9 – ACCRUED LIABILITIES

At December 31, 2017, accrued liabilities were as follows:

	2017	2016
Accrued payroll	$145,779	$-
Accrued interest	74,896	-
Accrued FAET	26,075	-
Other accruals	8,024	-
	$254,774	$-

NOTE 10 –  RELATED PARTY TRANSACTIONS

On December 16, 2016 Ammo purchased a promissory note in the amount of $1,035,000 from a related party. Ammo paid $75,000 on the note in 2016 and $960,000 in 2017 and recorded imputed interest of $46,340.

Our executive offices are located in Scottsdale, Arizona where we lease approximately 5,000 square feet under a month-to-month triple net lease for $3,800 per month.  This space houses our principal executive, administration, and marketing functions. Our CEO owns the building in which our executive offices are leased.

During the year ended December 31, 2017, Ammo paid approximately $212,700 in consulting fees, $143,000 in rents and corporate overhead and reimbursed general corporate expenses of $121,500 to related parties.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 11 – OPERATING LEASES

We are obligated to a triple-net operating lease for our 20,000 square foot manufacturing facility located in Payson, Arizona.  The terms of the lease require a monthly payment of approximately $10,000 per month, which include an estimate for utilities, taxes and repairs.  This lease expires in November of 2021.

We believe this facility will be adequate to meet our needs in the near future.  However, we are making plans to expand our building footprint in 2018 to accommodate added automation equipment.  We intend to pay for these improvements using working capital and will amortize the costs over the remaining lease period.
The following table outlines our future contractual financial obligations associated with this lease by period in which payment is expected, as of December 31, 2017:
	2018	2019	2020	2021	Total
Payson Lease	$120,000	$120,000	$120,000	$110,000	$470,000

Our executive offices are located in Scottsdale, Arizona where we lease approximately 5,000 square feet under a month-to-month triple net lease for $3,800 per month.  This space houses our principal executive, administration, and marketing functions. We may require additional space in the near future but believe that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our needs. This office building is owned by a related party.
Total lease and rent expense for the year ended December 31, 2017 was $199,950.
NOTE 12 – INCOME TAXES

As of December 31, 2017, and 2016, the Company had net operating loss carryforwards of approximately $4,866,788 and $139,512 which will expire beginning at the end of 2036. A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduces the corporate tax rate to 21% effective January 1, 2018. Consequently, we have recorded an adjustment to the deferred tax provision for the year ended December 31, 2017.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

Reconciliation of the benefit (expense) for income taxes with amounts determined by applying the statutory federal income rate of 34% in 2017 and 2016 to the respective losses before income taxes is as follows:
	2017	2016
Net (Loss)	$(5,788,901)	$(155,024)
Benefit (expense) for income taxes computed using the statutory rate of 34%	1,968,226	52,708
Non-deductible expense	(360,952)	(5,274)
Re-measurement of deferred income taxes due to tax reform	(632,683)	$-
Change in valuation allowance	(974,591)	(47,434)
Provision for income taxes	$-	$-

Significant components of the Company's deferred tax liabilities and assets at December 31, 2017 and 2016 are as follows:

	2017	2016
Total deferred tax assets – net operating losses	$1,022,025	$47,434
Deferred tax liabilities	-	-
Net deferred tax assets	1,022,025	$47,434

Valuation allowance	$(1,022,025)	$(47,434)
	$-	$-

At December 31, 2017, net operating loss("NOL") carry forwards expiring through 2037 were as follows:

Expiring December 31,
2036	$139,512
2037	4,727,276
$4,866,788

Tax years 2017 and 2016 remain subject to Internal Revenue Service audit.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 13 – INTANGIBLE ASSETS

Intangible assets consist of the following:

		December 31,
	Life	Licenses	Patent

Licensing Agreement – Jesse James	5	$125,000	$-
Licensing Agreement – Jeff Rann	5	125,000	-
Patent	11.2	-	950,000
		250,000	950,000

Accumulated amortization – Licensing Agreements	(45,833)	-
Accumulated amortization – Patents	-	(25,166)
	$204,167	$924,834

NOTE 14 - SUBSEQUENT EVENTS
Subsequent to December 31, 2017 through the date these financials were available for issuance, the Company sold an additional 6,232,149 shares of common stock for $10,276,425 and issued 747,858 common stock purchase warrants exercisable at $1.65, 3,116,075 common stock purchase warrants exercisable at $2.00, and 125,000 common stock purchase warrants exercisable at $2.50.
The Company evaluated subsequent events through April 11, 2018, the date the financial statements were issued, and determined that there are not any other items to disclose.

ITEM 9B.    OTHER INFORMATION

None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The table below lists the current executive officers and directors of our company.  All executive officers serve at the discretion of the Board of Directors.  The term of office of each of our directors expire at our next annual meeting of stockholders or until their successors are duly elected and qualified.
Name	Age	Position
Fred W. Wagenhals 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	75	Chairman of the Board, Chief Executive Officer and President

Ron Shostack 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	61	Chief Financial Officer

Steve Hilko 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	61	Chief Operating Officer

Kathleen C. Hanrahan 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	54	Director

Randy Luth 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	63	Director

Harry S. Marklay 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	55	Director

Russell William Wallace, Jr. 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	61	Director

Fred Wagenhals has been the Chairman of the Board, President, and Chief Executive Officer of our company since December 2016.  Mr. Wagenhals was a private investor from August 2005 until December 2016.  Mr. Wagenhals served as Chairman, President, and Chief Executive Officer of Action Performance Companies, Inc., a Nasdaq-listed marketer and distributor of licensed motorsports merchandise, from November 1993; Chairman of the Board and Chief Executive Officer from May 1992 until September 1993; and President from July 1993 until September 1993.  Action-Performance Companies, Inc. was sold in August 2005 to International Speedway Corp. and Speedway Motorsports.  Mr. Wagenhals is a member of the Die-Cast hall of Fame; was named an Entrepreneur of the Year for the Retail/Wholesale category by the Center for Entrepreneurial leadership Inc.; and received the Anheuser-Bush Entrepreneur in Residence Award at the University of Arizona College of Business and Public Administration.

Steve Hilko has been the Chief Operating Officer of our company since March 2017. Mr. Hilko was Vice President of Development and Logistics for Action International Marketing, a sports and entertainment license product company from May, 2014 until December, 2016; a principal of the Concept Consortium, an international consulting firm from May, 2008 until May 2014, and Vice President of Design and Production of Lionel, a consumer goods company, from May of 2006 until May, 2008; and Vice President of Research, Development and Operations of Action Performance Companies, Inc. from August,1998 until May of 2006.
Ron Shostack has been the Chief Financial Officer of our company since March 2017.  Mr. Shostack was the Chief Financial Officer or AQ Live, LLC, an e-commerce facilitator, from January 2016 through August 2016 and was a financial consultant to that company from February 2015 through December 2015.
Kathleen C Hanrahan was appointed as a director for AMMO, Inc. in November of 2017. In January, Hanrahan also became the President of our Global Tactical Defense Division whose responsibility it is to develop the law enforcement, US Military and international markets for the Company's products. Prior to joining AMMO, Inc. Ms. Hanrahan was the CEO of New Horizons Management Consulting Inc. (NHMCI), which she founded in 2010. Under NHMCI, Ms. Hanrahan served a number of clients, both in both the public and private sectors. Among the higher profile clients served was LifeLock, Inc. (NYSE: LOCK) where she served as interim CFO. Hanrahan also served as a Board member and interim CFO for Guardian 8 Holdings, a public company that developed a hand held non-lethal device utilizing a layered defense approach to personal self-defense. Prior to starting her company (1996 to 2010) Hanrahan was employed by TASER International, Inc. (now Axon Enterprise, Inc.), a supplier of non-lethal weapons for use in the law enforcement, military, security and personal defense markets. At TASER, Hanrahan served in a number of key executive positions. These included, in order from her hire: Controller (1996 – 2000), Chief Financial Officer (2000 – 2004), taking the Company public on the NASDAQ stock exchange in 2001, Chief Operations Officer (2003 – 2006) and President and Chief Operating Officer (2006 – 2008). Her last position with the organization was as the Chief Executive Officer and Co-Chairperson for the TASER Foundation for Fallen Officers (2008 – 2010). The Foundation was an independent 501.c.3 created by TASER to support the families of officers killed in the line of duty.
Harry S. Marklay has been a director of our company since March 2018.  Mr. Markley served with the Phoenix Police Department for more than 30 years, most recently as Assistant Chief of the Patrol Division from 2013 through 2017 and Commander of the Family Investigations Bureau from 2002 to 2013. Mr. Markley currently serves as the Law Enforcement Senior Advisor for the United States of America Department of Commerce.
Randy Luth has been a director of our company since November 2017.  Mr. Luth founded and has served as the president of Luth-AR-LLC, a producer of products for the AR-15 Market, since 2013.  Mr. Luth was the Chief Executive Officer of DPMS Panther Arms, a producer of AR-15 firearms and firearm components, from 1986 until its sale in December 2007 to the Freedom Group.
Russell William "Rusty" Wallace, Jr. has been a director of our company since June 2017.  Mr. Wallace is the principal shareholder of the Rusty Wallace Automotive Group, a group of eight automotive dealerships located in Eastern Tennessee, and owns Rusty Wallace Racing, which has fielded entrees in the NASCAR Cup Series.  Mr. Wallace, competed in NASCAR races for more than 16 years and had 55 victories prior to his retirement in 2005.  Mr. Wallace serves as an analyst for ABC and ESPN.  He is a member of the NASCAR Hall of Fame, the International Motorsports, Hall of Fame, the Motorsports Press Association Hall of Fame, and the Motorsports Hall of Fame of America.
TERM OF OFFICE

Each director serves until the next annual meeting of the stockholders or unless they resign earlier.  The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.  Each director serves until a successor is elected and qualified.  Each officer is elected by the Board of Directors to a term of one (1) year and serves until a successor is duly elected and qualified, or until removed from office.  At present, members of the Board of Directors are not compensated in cash for their services to the Board.

FAMILY RELATIONSHIP

We currently do not have any officers or directors of our Company who are related to each other.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2017, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2017, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2017, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Currently, the Company has not established an audit committee of the Board of Directors.  We anticipate that we will adopt an audit committee in the near future.

SECURITY HOLDERS RECOMMENDATIONS TO BOARD OF DIRECTORS

The Company does not currently have a process for security holders to send communications to the Board of Directors.  However, we welcome comments and questions from our shareholders.  Shareholders can direct communications to Chief Executive Officer, Fred W. Wagenhals, at our executive offices.

While we appreciate all comments from shareholders, we may not be able to individually respond to all communications.  Our Company does attempt to address shareholder questions and concerns in press releases and documents filed with the SEC so that all shareholders have access to information at the same time.  Mr. Wagenhals collects and evaluates all shareholder communications.  If the communication is directed to the Board of Directors generally or to a specific director, Mr. Wagenhals will disseminate the communications to the appropriate party at the next scheduled Board of Directors meeting.  If the communication requires a more urgent response, Mr. Wagenhals will direct that communication to the appropriate executive officer.  All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:
(1)
A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3)
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or
iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
(4)
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or
ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
(8)
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to our officers, directors, employees or persons performing similar functions.  We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2017 and 2016, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers on December 31, 2017.  We refer to these executive officers as our "named executive officers."
Name and Principal Position	Year (1)	Salary (2)	Bonus (1)	Option Awards (3)	All Other Compensation (4)	Total
Fred W. Wagenhals President, Chief Executive Officer, and Director	2017	$140,000	$0	$0	$0	$140,000
	2016	$0	$0	0	0	0

Steve Hilko (4) Chief Operating Officer	2017	$108,350	$0	$0	0	$108,350

Ron Shostack (5) Chief Financial Officer	2017	$71,500	$0	$0	0	$71,500

(1) The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(2) The amounts in this column reflect the aggregate grant date fair value of options awards granted to our named executive officers during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718.  Stock Compensation.  The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Transition Report on Form 10-K for the transition period ended December 31, 2017.  The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.
(3) The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation.
(4) Mr. Hilko assumed his position in March 2017.
(5) Mr. Shostack assumed his position in March 2017.
Director Compensation Table

		Salary	Officer Comp	Director Fees	Other Comp	Total
Fred W. Wagenhals	2017	$140,000	$—	—	—	$140,000
	2016	—	—	—	—	—

Kathleen C. Hanrahan	2017	—	—	—	—	—
	2016	—	—	—	—	—

Randy Luth	2017	—	—	—	—	—
	2016	—	—	—	—	—

Harry S. Marklay	2017	—	—	—	—	—
	2016	—	—	—	—	—

Russell William Wallace, Jr.	2017	—	—	—	—	—
	2016	—	—	—	—	—

All officers and directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2017, there were no outstanding equity awards.  During the two years ended December 31, 2017, we did not grant any equity awards.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2018, there are a total of 28,104,476 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)

Fred W. Wagenhals 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	7,807,000	27.7%

Kathleen Hanrahan 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	100,000	0.35%

Randy Luth 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	275,000	0.97%

Russell William Wallace, Jr 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	300,000	1.06%

Harry S. Marklay 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	0	0%

Ron Shostack 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	125,000	0.44%

Steve Hilko 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	250,000	0.79%

All executive officers and directors as a group (5 people) Beneficial Shareholders greater than 5%	8,857,000	31.5%
____________________
(1) Officer and director.

Changes in Control

Our principal stockholder owns 7,807,000 shares, or 27.7% of our outstanding common stock.  The principal stockholder serves as an officer and director.  They exercise significance influence over the control of our Company and may be able to cause or prevent a change in control.

Equity Incentive Plan

We do not have an equity incentive plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 16, 2016, Ammo and Mansfield entered into a note purchase and sale agreement to purchase a promissory note held by Mansfield, and payable by ATAC.  Ammo purchased the promissory note for $1,035,000. The Managing Member of Mansfield is related to the President of Ammo.  The $1,035,000 was payable on or before the closing date of the note purchase and sale agreement, As of December 31, 2017, the note had been paid in full.
Our executive offices are located in Scottsdale, Arizona where we lease approximately 5,000 square feet under a month-to-month triple net lease for $3,800 per month.  This space houses our principal executive, administration, and marketing functions. We may require additional space in the near future but believe that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our needs.  Our CEO owns the building in which our executive offices are leased.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth fees billed by our principal accounting firm of KWCO, PC in the last two years ended December 31, 2017:
	2017	2016
Audit Fees	$100,234	$-0-
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$100,234	$-0-

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
AMMO, INC.

/s/ Fred W. Wagenhals
Dated: April 11, 2018	By: Fred W. Wagenhals, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.
AMMO, INC.

/s/ Ron Shostack
Dated: April 11, 2018	By: Ron Shostack, Chief Financial Officer