Form 10-KT
period 2018-03-31
AMMO, INC.
filed 2018-05-24
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2018 to March 31, 2018

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	001-13101	30-0957912
(State of incorporation)	(Commission File No.)	(I.R.S. Identification Number

6401 East Thomas Road, #106, Scottsdale, AZ 85251
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:   (480) 947-0001
Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐   No  ☒
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No  ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes     ☒  No
The aggregate market value of the Common Stock of the registrant by non-affiliates as of the last business day of the registrant's most recently completed three month period was $127,775,264.
As of May 23, 2018, there were 30,362,389 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE :  None.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act.  All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intents,” “ targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,”  “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.
Specific forward-looking statements in this Form 10-K include the effect of a variety of economic, social, and political factors on our business; legislative and regulatory matters; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; competitive factors: any strategic partnerships or acquisitions we may enter into or make; our manufacturing costs, capabilities, and efficiencies; liquidity and anticipated needs and availability; the effect of interest rates or inflation; and the volitivity of our stock price.
All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in this Form 10-K reflect our views as of the date of this Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

PART I
ITEM 1.   BUSINESS.

Introduction
We are a leading designer, producer, and marketer of innovative, distinctive, performance-driven, high-quality ammunition products for sale to a variety of consumers, including sport and recreational shooters, hunters, individuals seeking home or personal protection, and law enforcement and military agencies.  To enhance the strength of our brands and drive product demand, we emphasize product innovation and technology to improve the performance, quality, and affordability of our products while providing support to our distribution channel and consumers.  We sell high-end, custom, hand-loaded ammunition at competitive prices.  We emphasize an American heritage by using predominantly American-made components in our products that are produced, inspected, and packaged at our facility in Payson, Arizona.
Our production processes focus on safety, consistency, precision, and cleanliness.  Each round is developed for a specific purpose with a focus on a proper mix of consistency, velocity, accuracy, and recoil.  Each round is chamber gauged and inspected with redundant seven-step quality control processes.
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
Emphasis on Customer Satisfaction and Loyalty
We plan to continue to emphasize customer satisfaction and loyalty by offering innovative, distinctive, high-quality products on a timely and cost-attractive basis and by offering effective customer service, training, and support.  We regard the features, quality, and performance of our products as the most important components of our customer satisfaction and loyalty efforts, but we also rely on customer service and support.

Continuously Improving Operations
We plan to continue focusing on improving all aspects of our business, including research and development, component sourcing, production processes, marketing programs, and customer support.  We are continuing our efforts to enhance our production by increasing daily production quantities through equipment acquisitions, expanded shifts and process improvements, increased operational availability of our equipment, reduced equipment down times, and increased overall efficiency.

Enhance Market Share, Brand Recognition, and Customer Loyalty
We strive to enhance our market share, brand recognition, and customer loyalty.  Industry sources estimate that 70 to 80 million people in the United States own more than approximately 300 million firearms, creating a large installed base for our ammunition products.  We are focusing on the premium segment of the market through the quality, distinctiveness, and performance of our products; the effectiveness of our marketing and merchandising efforts; and the attractiveness of our competitive pricing strategies.
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
Streak Visual Ammunition
Streak Visual ammunition enables shooters to see the path of the bullets fired by them.  Streak rounds utilize non-flammable phosphor material that produces a glow by the utilization of the light emitted during the round discharge to make streak glow.  The luminescent material is applied only to the aft end of the projectile, making it visible only to the shooter and those within a 30-degree viewing window.  As a result, the glow of streak ammunition is not visible to the target unlike conventional tracers, which we believe is important to the military and law enforcement.  Unlike conventional tracer ammunition, streak rounds are not incendiary and do not utilize burning metals to generate light, thereby eliminating heat generation and making them safer for use in various environments and avoiding serious fire hazards.  Streak ammunition comes in 380 auto, 9 mm, 40 S&W, 44 magnum, 45 long colt, and 38 special among other calibers.
We hold the exclusive worldwide sales and distribution rights for the patented technology used by our Streak visual ammunition and pay a royalty based on our product sales incorporating this technology.
OPS – One Precise Shot
OPS ammunition is designed to meet a wide variety of demanding engagement scenarios experienced by law enforcement personnel in the line of duty.  The hollow point lead-free fragile bullet with hard outer casing and frangible copper core transfers 100% of its energy into the target.  These bullets penetrate a variety of barriers, such as drywall, plywood, car doors, and auto glass.  Upon entering soft tissue, the jacket and core separate with extensive force of impact, resulting in mass force trauma.  The light weight projectile reduces recoil and enhances accuracy.  OPS ammunition comes in 9 mm, 40 S&W, 45 auto calibers and a 223 rifle round.

Stealth Subsonic Ammunition
Stealth Subsonic ammunition is designed specifically for superior performance in suppressed firearms.  Stealth ammunition finds applications in which silence is paramount, such as in tactical training, predator night hunts, and clandestine operations.  The stealth ammunition is produced to be a clean burning total metal jacket round to slow baffle corrosion and reduce lead emissions that collect in the suppressor body.  Stealth pistol ammunition comes in 9mm, 40 S&W, and 45 AC3.  It is also available in a 223 rifle round.
Jesse James Ammunition
Jesse James ammunition is jacketed hollow point projectiles designed for self-defense.  The load specific development is designed to ensure accuracy, velocity, and consistency and a low recoil.  Jesse James ammunition comes in 9mm, 40 S&W, 10mm, 357, 45 auto calibers.
Jeff Rann's American Hunter and Safari Services
Jeff Rann's ammunition is intended for a complete range of game hunting.  This high-end hunting ammunition has been designed by Jeff Rann, a well-known professional hunter and sports channel host and the owner of the well-known 777 Ranch in Texas and three ranches in Africa.
Marketing
We market our products to consumers through distributors, dealers, mass market and specialty retailers, and direct to consumer through e-commerce.  We maintain consumer-focused product marketing and promotional campaigns, which include print and digital advertising campaigns; social and electronic media; product demonstrations; point-of-sales materials; in-store training, and in-store retail merchandising.  Our use of social media includes Instagram, Facebook, Twitter, and You Tube.  We also utilize third-party endorsements, social influencers, and brand ambassadors, such as Jesse James, Jeff Rann, Charissa Littlejohn, and Grady Powell.
Manufacturing
We conduct our research and development, manufacturing, assembly, inspection, and packaging operations in a 20,000 square foot facility located in Payson, Arizona.  The facility currently can produce 36 million rounds of ammunition annually with the capacity to scale to 200 million rounds.  Our in-house testing operation at the facility is intended to enhance the performance and reliability of our products.
Research and Development
We conduct research and development activities to enhance existing products and develop new products at our facility in Payson, Arizona, utilizing our personnel and strategic relationships.  We plan to expand our research and development activities in the future.  We expense all costs associated with our research and development efforts through our cost of goods sold as they are performed by the same employees who produce our finished product.
Suppliers
We purchase certain of the raw materials and components for our ammunition products, including brass, steel, or copper casings; ammunition primers to ignite gun powder; gun powder; and projectiles.  We believe we have reliable sources of supply for all our raw material and component needs, but from time to time raw materials and components are subject to shortages and price increases.  Most of our suppliers are U.S.-based and provide us the materials and components at competitive rates.  We plan to broaden our supplier base and secure multiple sources for all the raw materials and components we require.

Customers
We sell our products to a wide variety of customers, including sport and recreational shooters, hunters, competitive shooters, individuals desiring home and personal protection, and law enforcement and military agencies, and selected international markets.  We sell our products under the names of our four principle ammunition products. Three customers each accounted for more than 10% individually of our net sales for the three-month period ended March 31, 2018 and only one customer for the year ended December 31, 2017.
Competition
The ammunition industry is dominated by a small number of companies, a number of which are divisions of large public companies.  We compete primarily on the quality, reliability, features, performance, brand awareness, and price of our products.  Our primary competitors include Federal Premium Ammunition, Remington Arms, the Winchester Ammunition division of Olin Corporation, and various smaller manufacturers and suppliers, including Black-Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady Manufacturing Company, and PMC.
Employees
As of May 24, 2018, we had a total of 48 employees, including 10 part-time employees.  Of these employees, 35 were engaged in manufacturing, four in sales and marketing, four in finance and accounting, and five in various executive and administrative functions.  None of our employees are represented by a union in collective bargaining with us.  We believe that our employee relations are good.
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
Included in an acquisition for 600,000 shares of our Common Stock and $200,000 paid in cash to the former license holder, we acquired the exclusive license to produce ammunition using the patented "hybrid luminescence technology" owned by the University of Louisiana at Lafayette.  We use that technology in connection with our Streak Visual ammunition.
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
Backlog
We did not have a material amount of backlog of orders as of March 31, 2018 or December 31, 2017.  Backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within three months.  We generally allow orders that have not yet been shipped to be cancelled.  Our backlog may not be indicative of future sale.
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
Our failure to comply with applicable rules and regulations may result in the limitation of our growth or business activities and could result in the revocation of licenses necessary for our business.  Applicable laws and regulations provide for the following:

•	require the licensing of all persons manufacturing, exporting, importing, or selling ammunition as a business;

•	require serialization, labeling, and tracking of the acquisition and disposition of certain types of ammunition;

•	regulate the interstate sale of certain ammunition;

•	restrict or prohibit the ownership, use, or sale of specified categories of ammunition;

•	require registries of so-called "ballistic images" of ammunition fired from new guns;

•	govern the sale, export, and distribution of ammunition;

•	regulate the use and storage of gun powder or other energetic materials;

•	regulate the employment of personnel with certain criminal convictions;

•	restrict access to ammunition manufacturing facilities for certain individuals from other countries or with criminal convictions; and

•	require compliance with ITAR.
The handling of our technical data and the international sale of our products may also be regulated by the U.S. Department of State and Department of Commerce.  These agencies can impose civil and criminal penalties, including denying us from exporting our products, for failure to comply with applicable laws and regulations.
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
Our History
We were formed under the name Retrospettiva, Inc. in November 1990 to manufacture and import textile products, including both finished garments and fabrics, but ceased operations in 2001.  We were inactive from 2001 until following a series of events in December 2016 and March 2017.  On December 15, 2016, our then principal stockholders sold their outstanding common stock to Fred W. Wagenhals, who is our Chairman of the Board, President, Chief Executive Officer (CEO), and largest stockholder.  On the same date, Mr. Wagenhals became the sole officer and director of our company; we changed our name to AMMO, Inc.; we changed our trading symbol to POWW; we changed our state of incorporation from California to Delaware; we engaged in a 1-for-25 reverse stock split; and we increased our authorized capital to 100,000,000 shares of Common Stock.

Our principal stockholder, Fred Wagenhals, organized another company, or AIP, on October 13, 2016, which immediately began to take steps to commence its ammunition business.  On March 17, 2017, we entered into a Share Exchange Agreement with the stockholders of AIP that resulted in our acquisition of all the shares of common stock of AIP for 604,371 shares of our common stock and our succession to the business of AIP.

AIP entered into license and endorsement agreement with Jesse James, a well-known motorcycle and gun designer, in October 2016, and a license and endorsement agreement with Jeff Rann, a well-known wild game hunter, guide, and spokesman for the firearm and ammunition industry, in February 2017; received a federal firearms license from the Bureau of Alcohol, Tobacco, and Explosives in February 2017; began producing ammunition at a manufacturing facility in Payson, Arizona in March 2017; and built a management team and otherwise prepared itself to participate in the ammunition industry until its stock was acquired by us on March 17, 2017 and it became a wholly owned subsidiary.

ITEM 1A.    RISK FACTORS

Purchasing our Common Stock involves a high degree of risk.  You should carefully consider the following risk factors, together with all of the information included in this Form 10-K Report, before you decide to purchase shares of our Common Stock.  We believe the risks and uncertainties described below are the most significant we face.  Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us.  If any of the following risks occur, our business, operating results, and financial condition could be materially and adversely affected.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a limited operating history on which you can evaluate our company.
We have a limited operating history on which you can evaluate our company.  Although the corporate entity has existed since 1990, we have only operated as an ammunition manufacturer since March 2017.  As a result, our business will be subject to many of the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise.
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
Political and other factors also can affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can affect the demand for our products. In addition, speculation surrounding control of firearms, firearm products, and ammunition at the federal, state, and local level and heightened fears of terrorism and crime can affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside.  Inventory levels in excess of customer demand may negatively impact operating results and cash flow.
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
Our success depends upon our ability to introduce new products that match customer preferences.
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

If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.
Our future success depends upon our proprietary technology.  Our protective measures, including patent and trade secret protection, may prove inadequate to protect our proprietary rights.  The right to stop others from misusing our trademarks, service marks, and patents in commerce depends to some extent on our ability to show evidence of enforcement of our rights against such misuse in commerce.  Our efforts to stop improper use, if insufficient, may lead to loss of trademark and service mark rights, brand loyalty, and notoriety among our customers and prospective customers.  The scope of any patent that we have or may obtain may not prevent others from developing and selling competing products.  The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, and expensive.  In addition, our patents may be held invalid upon challenge, or others may claim rights in or ownership of our patents.
We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.
Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management’s attention from our business.  If our products were found to infringe a third party’s proprietary rights, we could be required to enter into costly royalty or licensing agreements to be able to sell our products.  Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.
Our efforts to avoid the patent, trademark, and copyright rights of others may not provide notice to us of potential infringements in time to avoid investing in product development and promotion that must later be abandoned if suitable license terms cannot be reached.
There is no guarantee that our use of conventional technology searching and brand clearance searching will identify all potential rights holders.  Rights holders may demand payment for past infringements and/or force us to accept costly license terms or discontinue use of protected technology and/or works of authorship that may include for example photos, videos, and software.
We depend on the sale of our ammunition products.
We manufacture ammunition for sale to a wide variety of consumers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. The sale of ammunition is influenced by the sale and usage of firearms.  As noted above, sales of firearms are influenced by a variety of economic, social, and political factors, which may result in volatile sales. Ammunition sales represented substantially all of our net sales for the three-month period ended March 31, 2018 and year ended December 31, 2017.
Our manufacturing facility is critical to our success.
Our Arizona manufacturing facility is critical to our success, as we currently produce all of our products at this facility.  The facility also houses our principal research, development, engineering, and design functions.

Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce and ship our products and to provide service to our customers. We make certain changes in our manufacturing operations from time to time to enhance the facility and associated equipment and systems and to introduce certain efficiencies in manufacturing and other processes to produce our products in a more efficient and cost-effective manner. We anticipate that we will continue to incur significant capital and other expenditures with respect to this facility, but we may not be successful in continuing to improve efficiencies.
To the extent demand for our products increase, our future success will depend upon our ability to enhance manufacturing production capacity.
We intend to continue marketing our ammunition products.  To the extent demand for our products increase significantly in future periods, one of our key challenges will be to enhance production capacity to meet sales demand, while maintaining product quality.  Our inability to meet any future increase in sales demand or access capital for inventory may hinder growth or increase dilution.
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
Our reliance on third-party suppliers for various raw materials and components for our products exposes us to volatility in the availability, quality, and price of these raw materials and components. Our orders with certain of our suppliers may represent a very small portion of their total orders.  As a result, they may not give priority to our business, leading to potential delays in or cancellation of our orders. A disruption in deliveries from our third-party suppliers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Quality issues experienced by third party suppliers can also adversely affect the quality and effectiveness of our products and result in liability and reputational harm.
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
Our customers do not provide us with firm, long-term volume purchase commitments, but issue purchase orders for our products.  As a result, customers can cancel purchase orders or reduce or delay orders at any time.  The cancellation, delay, or reduction of customer purchase orders could result in reduced sales, excess inventory, unabsorbed overhead, and reduced income from operations.
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
Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, operating results, and financial condition. If we underestimate demand for our products, our manufacturing facility or third-party suppliers may not be able to react quickly enough to meet consumer demand, resulting in delays in the shipment of products and lost revenue, and damage to our reputation and customer and consumer relationships. We may not be able to manage inventory levels successfully to meet future order and reorder requirements.
Our revenue depends primarily on sales by various retailers and distributors, some of which account for a significant portion of our sales.
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

We have three customers that accounted for more than 59% of our net sales for the three-month period ended March 31, 2018. At December 31, 2017, 58% of our net sales resulted from one customer.  Although we intend to expand our customer base, our revenue would likely decline if we lost any major customers or if one of these sizable customers were to significantly reduce its orders for any reason.  Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.
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
Consumers are increasingly purchasing online. We operate direct-to-consumer e-commerce stores to maintain an on-line presence with our end-users. The future success of our online operations depends on our ability to use our marketing resources to communicate with existing and potential customers. We face competitive pressure to offer promotional discounts, which could impact our gross margin and increase our marketing expenses. We are limited, however, in our ability to fully respond to competitor price discounting because we cannot market our products at prices that may produce adverse relationships with our customers that operate brick and mortar locations as they may perceive themselves to be at a disadvantage based on lower e-commerce pricing to end consumers. There is no assurance that we will be able to successfully expand our e-commerce business to respond to shifting consumer traffic patterns and direct-to-consumer buying trends.
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
Our gross margins depend upon our sales mix.
We have targeted a range for gross margin of between 25% to 35% of sales based upon a projected mix of proportionately larger sales for our higher-margin proprietary product lines versus a lower contribution from mid-market ammunition we also currently manufacture. If our actual sales mix results in a lower overall percentage from our proprietary lines, our gross margins will be significantly reduced, affecting our results of operations.

We may have difficulty collecting amounts owed to us.
Certain of our customers may experience business challenges and credit-related issues. We perform ongoing credit evaluations of customers, but these evaluations may not be completely effective. We grant payment terms to most customers ranging from 30 to 120 days and do not generally require collateral. However, in some instances we provide longer payment terms. Should more customers than we anticipate experience liquidity issues, or if payments are not received on a timely basis, we may have difficulty collecting amounts owed to us by such customers and our business, operating results, and financial condition could be adversely impacted.  Retail consolidation could result in more concentrated credit-related risks.
We face intense competition that could result in our losing or failing to gain market share and suffering reduced sales.
We operate in intensely competitive markets that are characterized by price erosion and competition from major domestic and international companies.  Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features, and warranties, and sales and marketing programs. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share.
Our competitors include Federal Premium Ammunition, Remington Arms, the Winchester Ammunition Division of Olin Corporation, and various smaller manufacturers and importers, including Black Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition, and Wolf. Most of our competitors have greater market recognition, larger customer bases, long-term government contracts, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages.  As a result, they may be able to devote greater resources to the promotion and sale of products, to invest more funds in intellectual property and product development, to negotiate lower prices for raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to consumer requirements more quickly than we can.
Our competitors could introduce products with superior features at lower prices than our products and could also bundle existing or new products with other more established products to compete with us.  Certain of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with other competitors.
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
Our ability to compete successfully depends on a number of factors, both within and outside our control.  These factors include the following:

•	our success in developing, producing, marketing, and successfully selling new products;

•	our ability to address the needs of our consumer customers;

•	the pricing, quality, performance, and reliability of our products;

•	the quality of our customer service;

•	the efficiency of our production; and

•	product or technology introductions by our competitors.
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
Shipments of ammunition for hunting are highest during the months of June through September to meet consumer demand for the fall hunting season and holidays. The seasonality of our sales may change in the future. Seasonal variations in our operating results may reduce our cash on hand, increase our inventory levels, and extend our accounts receivable collection periods. This in turn may cause us to increase our debt levels and interest expense to fund our working capital requirements.
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
The failure to manage our growth could adversely affect our operations.  To continue to expand our business and enhance our competitive position, we must make significant investments in equipment, facilities, systems, and personnel. In addition, we must commit significant funds to enhance our sales, marketing, information technology, and research and development efforts. As a result of the increase in fixed costs and operating expenses, our failure to increase our sales sufficiently to offset these increased costs could adversely affect our business, operating results, and financial condition.
Managing our planned growth effectively will require us to take a number of steps, including the following:

•	enhance our operational, financial, and management systems;

•	enhance our facilities and purchase additional equipment; and

•	successfully hire, train, and retain additional employees, including additional personnel for our technological, sales, and marketing efforts.
The expansion of our products and customer base may result in increases in our overhead and selling expenses. We may be required to increase staffing and other expenses and our expenditures on capital equipment and leasehold improvements to meet the demand for our products. Any increase in expenditures in anticipation of future sales that do not materialize would adversely affect our profitability.

Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation would likely have a material adverse effect on our business.
Our brand recognition and reputation are critical aspects of our business. We believe that maintaining and further enhancing our brands, particularly our Streak Visual Ammunition brands, and our reputation are critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our markets continues to develop.

We anticipate that our advertising, marketing, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brands and consumer demand for our products. Historically, we have relied on print and electronic media advertising to increase consumer awareness of our brands to increase purchasing intent and conversation. We anticipate that we will increasingly rely on other forms of media advertising, including social media and e-marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

•	determine the appropriate creative message and media mix for advertising, marketing, and promotional expenditures;

•	select the right markets, media, and specific media vehicles in which to advertise;

•	identify the most effective and efficient level of spending in each market, media, and specific media vehicle; and

•	effectively manage marketing costs, including creative and media expenses, to maintain acceptable customer acquisition costs.
In addition, certain of our current or future products may benefit from endorsements and support from particular sportsmen, athletes, or other celebrities, and those products and brands may become personally associated with those individuals. As a result, sales of the endorsed products could be materially and adversely affected if any of those individuals' images, reputations, or popularity were to be negatively impacted.
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
We have a strategy to expand our operations through strategic acquisitions to enhance existing products and offer new products, enter new markets and businesses, strengthen and avoid interruption from our supply chain, and enhance our position in current markets and businesses. Acquisitions involve significant risks and uncertainties. We cannot accurately predict the timing, size, and success of any future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our operating results.
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
If we finance any future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able or willing to use our common stock for acquisitions will depend on the market price of our common stock from time-to-time and the willingness of potential acquisition candidates to accept our common stock as full or partial consideration for the sale of their businesses. Our inability to use our common stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings to pursue an acquisition could limit our growth.

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
Our operations are subject to a variety of laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, transportation, remediation, and disposal of certain materials and wastes, and restoration of damages to the environment, and health and safety matters. We could incur substantial costs, including remediation costs, resource restoration costs, fines, penalties, and third-party property damage or personal injury claims as a result of liabilities under or violations of such laws and regulations or the permits required thereunder. While environmental laws and regulations have not had a material adverse effect on our business, operating results, financial condition, the ultimate cost of environmental liabilities is difficult to accurately predict and we could incur material additional costs as a result of requirements or obligations imposed or liabilities identified in the future.
As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. In addition, laws regulating certain consumer products exist in some cities and states, and in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we could have large quantities of finished products that we are unable to sell. We are also subject to the rules and regulations of the Bureau of Alcohol, Tobacco, Firearms and Explosives, or the ATF. If we fail to comply with ATF rules and regulations, the ATF may limit our growth or business activities, levy fines against or revoke our license to do business. Our business, and the business of all producers and marketers of ammunition and firearms, is also subject to numerous federal, state, local, and foreign laws, regulations, and protocols. Applicable laws have the following effects:

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
Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, and export controls and trade sanctions, could result in fines or criminal penalties if we expand our business abroad
The expansion of our business internationally would expose us to trade sanctions and other restrictions imposed by the United States and other governments. The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the Foreign Corrupt Practices Act, anti-boycott provisions and other federal statutes, sanctions and regulations and, increasingly, similar or more restrictive foreign laws, rules and regulations, which may also apply to us. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and we expect the relevant agencies to continue to increase these activities. A violation of these laws, sanctions or regulations could result in restrictions on our exports, civil and criminal fines or penalties and could adversely impact our business, operating results, and financial condition.

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
Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover
Our Certificate of Incorporation, Bylaws, and Delaware law contain certain provisions that may have the effect of deterring or discouraging, among other things, a non-negotiated tender or exchange offer for shares of Common Stock, a proxy contest for control of our company, the assumption of control of our company by a holder of a large block of Common Stock, and the removal of the management of our company.  Such provisions also may have the effect of deterring or discouraging a transaction which might otherwise be beneficial to stockholders.  Our certificate of incorporation also may authorize our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of Common Stock.  Delaware law also imposes conditions on certain business combination transactions with "interested stockholders."  Our certificate of incorporation authorizes our Board of Directors to fill vacancies or newly created directorships.  A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships.  Such provisions cold limit the price that investors might be willing to pay in the future for shares of our Common Stock and impede the ability of the stockholders to replace management.
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
We may be unable to list our stock on a national exchange, such as NASDAQ
There has been a limited public market for our Common Stock.  Although it is our intention to quality for the trading of our Common Stock on a national exchange, we may not meet or maintain certain qualifying requirements.  If we are unable to meet these requirements, we may be limited to trading conducted on the OTC Pink Open Market.
The market price of our Common Stock may be volatile and could decline
The market price of our Common Stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations in the future.  A number of factors could cause the market price of our Common Stock to decline, many of which we cannot control, including the following:

•	our ability to execute our business plan;

•	actual or anticipated changed in our operating results;

•	variations in our quarterly results;

•	changes in expectations relating to our products, plans, and strategic position or those of our competitors or customers;

•	announcements or introduction of technological innovations or new products by us or our competitors;

•	market conditions within our market;

•	the sale of even small blocks of Common Stock by stockholders;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of public companies in general and small emerging companies in particular;

•	changes in investor perceptions;

•	the level and quality of any research analyst coverage of our Common Stock, changes in earnings estimates or investment recommendations by securities analysis, or our failure to meet such estimates;

•	any financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, or our competitors;

•	future sales of our Common Stock;

•	Introductions of new products or new pricing policies by us or by our competitors;

•	regulatory or environmental laws that restrict the sale of ammunition containing lead

•	acquisitions or strategic alliances by us or by our competitors;

•	litigation involving us, our competitors, or our industry;

•	regulatory, legislative, political, and other developments that may affect us, our customers, and the purchasers of our products;

•	the gain or loss of significant customers;

•	the volume and timing of customers' orders;

•	recruitment or departure of key personnel;

•	developments with respect to intellectual property rights;

•	our international acceptance;

•	market conditions in our industry, the business success of our customers, and economy as a whole; and

•	general global economic and political instability.
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
In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our Common Stock or the average weekly trading volume in our Common Stock during the four calendar weeks preceding such sale.  Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us.  A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell such shares under Rule 144 without regard to any of the volume limitations or other requirements described above.  Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices.

In accordance with our recent offering of Units, consisting of Common Stock and warrants to purchase Common Stock, we are required to file a registration statement with the SEC registering 6,060,606 shares of Common Stock, including the shares that may be issued upon the exercise of the warrants contained in Units.  Once the registration is effective, the holders of such Common Stock, including the Common Stock issuable upon the exercise of the warrants will be able to freely sell their shares, which could have a negative effect on the prevailing market prices.
Conversion of warrants, and issuance of incentive stock grants may have a dilutive effective on our stock, and negatively impact the price of our Common Stock.

As of March 31, 2018 we had 8,872,160 warrants outstanding.  Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price.  The outstanding warrants consist of (1) warrants to purchase an aggregate of 4,915,120 shares of Common Stock at an average price of $2.50 per share over the next three years; (2) warrants to purchase 745,058 shares of Common Stock at an exercise price of $1.65 per share until March 2025; (3) warrants to purchase 3,104,482 shares of our Common Stock of an exercise price of $2.00 per share until March 2023, (4) warrants to purchase 67,500 shares of Common Stock at an exercise price of $1.25 until November 2019; and (5) 40,000 warrants to purchase shares of Common Stock at an exercise price of $0.40 until October 2019.

In November of 2017, the Board of Directors approved the 2017 Equity Incentive Plan (“the Plan”).  Under the Plan, 485,000 shares of the common stock were reserved and authorized to be issued.  As of December 31, 2017, 200,000 shares of common stock were approved and issued under the Plan, and we recognized approximately $250,000 of related consulting expense.  On January 10, 2018, 200,000 shares were awarded, and we recognized $330,000 of compensation expense. There are 85,000 shares remaining to be issued under the Plan.

We may adopt an additional Incentive Stock Plan designed to assist us in attracting, motivating, retaining, and rewarding high-quality executives, directors, officers, employees, and individual consultants by enabling such persons to acquire or increase a proprietary interest in our company to strengthen the mutuality of interests between such persons and our stockholders and providing such persons with performance incentives to expand their maximum efforts in the creation of stockholder value under the plan.  We will be able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under the plan.
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
Effect of Issuance of Preferred Stock
We plan to adopt provisions of our Certificate of Incorporation to allow us to issue Preferred Stock with voting, liquidation, and dividend rights senior to those of the Common Stock without the approval of our stockholders.  The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding stock of our company and result in the dilution of the value of the then current stockholders' Common Stock.  We have no current plans to issue shares of Preferred Stock.
Resale of Common Stock
All of our outstanding shares of Common Stock and shares of our Common Stock that may be issued upon the exercise of our outstanding options and warrants may only be resold if they are registered pursuant to an effective registration statement under the Securities Act of 1933 or are resold pursuant to an applicable exemption and are qualified or exempt under the securities laws of the applicable states.  We have agreed to use our best efforts to file by July 1, 2018 a registration statement under the Securities Act covering the resale of shares of Common Stock issued or underlying warrants sold by a private placement that closed in April 2018.  In the absence of this registration statement, such sale of such shares of our Common Stock could only be made under Rule 144.  As a former shell company, Rule 144 will be available for resales of our Common Stock only if we meet certain conditions, including the filings of applicable reports with the SEC and having been current in our filings of our SEC reports for the 12-months before the proposed resale under Rule 144.  There is no assurance that investors will be able to resale their securities at such time as they may want or need to do so.

We do not expect to pay any dividends for the foreseeable future
We do not anticipate paying any dividends to our stockholders for the foreseeable future.  Accordingly, stockholders may have to sell some or all of their Common Stock to generate cash flow from their investment.  Stockholders may not receive a gain on their investment when they sell our Common Stock and may lose some or all of the amount of their investment.  Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, and other factors our board of directors deems relevant.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our executive offices are located in Scottsdale, Arizona where we lease approximately 5,000 square feet under a month-to-month triple net lease for $3,800 per month.  This space houses our principal executive, administration, and marketing functions. We may require additional space in the near future but believe that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our needs.  Our Chief Executive Officer, Fred Wagenhals, owns the building in which our executive offices are leased.
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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Information about our Common Stock is reported by OTC Markets Group, Inc. at www.otcmarkets.com.  OTC Markets Group, Inc. is a provider of trading systems, pricing, and financial information for over the counter, or OTC, markets.  OTC Markets Group, Inc. provides broker-dealers, market data providers, issuers and investors with software and information services that improve the transparency and efficiency of the OTC markets.  Currently, our Common Stock trades under the symbol POWW. The table below sets forth the high and low prices of our Common Stock as reflected by OTC Markets Group, Inc. for the period from January 1, 2016 to March 31, 2018.  Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected.

Fiscal Year Ended	High	Low
December 31, 2016
First Quarter	$1.25	$1.25
Second Quarter	$1.28	$1.28
Third Quarter	$1.28	$1.28
Fourth Quarter	$1.25	$1.25

December 31, 2017
First Quarter	$3.60	$3.60
Second Quarter	$3.00	$3.00
Third Quarter	$2.30	$2.30
Fourth Quarter	$3.20	$3.08

Transition Period
January 1, 2018 – March 31, 2018	$4.75	$4.50

On May 23, 2018, the "best bid" and "best ask" quotations by OTC Markets Group, Inc. were $6.45 and $6.47, respectively, and an average daily volume of 14,617 shares of Common Stock was reported for the past 30 days.

Holders

As of May 24, 2018, a total of 30,362,389 shares of our Common Stock were outstanding and there were approximately 417 holders of record.

Penny Stock Rules

Due to the price of our common stock, and the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as a "penny stock" under applicable securities regulations. Our stock will therefore be subject to rules adopted by the Securities and Exchange Commission, or SEC, regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer's account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

During the three months ended March 31, 2018, we sold 5,614,210 shares of Common Stock for $1.65 per share and collected proceeds of $9,263,424.

ITEM 6.    SELECTED FINANCIAL DATA

Not required.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements, based upon our current expectations and related to future events and our future financial performance, that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K.
Overview
Our vision is to modernize the ammunition industry by bringing new technologies to market.  We intend to do that through acquisition and application of intellectual property that is unique to the industry and through investing in manufacturing equipment and processes that enable us to compete globally.
When we began our operations in early 2017, our focus was to sell the inventory of ammunition we acquired through an asset purchase of a private company located in northern Arizona.  The inventory consisted primarily of standard pistol and rifle rounds and two proprietary lines that had not received much traction in the market. We sold the remaining inventory at a discount during 2017 to help fund the development of our manufacturing operations.  This accounted for the majority of our sales through the end of the third quarter of the calendar year of 2017.

With the prior inventory successfully sold and new products being produced, our next objective in the calendar year of 2017 was to identify ammunition technologies unique to the industry that could be quickly implemented by our manufacturing team.  We met with several organizations and projectile manufacturers looking for innovative products that could be used to establish us as a niche or high-end manufacturer for the recreational shooter, the American hunter, law enforcement, and military forces.  Among the first of these technologies to meet our requirements was Streak, a one-way luminescent or OWL application, which we believe is the only non-incendiary tracer round in the ammunition market today.  We secured the exclusive license to manufacture and sell the Streak line of ammunition in 2017.  Upon completion of the transaction, we began implementing manufacturing processes to deliver the product to market.

We formally introduced the Streak portfolio of calibers, along with our rebranded One Precise Shot (OPS) and Stelth subsonic line of suppression ammunition, to the general public at the SHOT Show in Las Vegas held in January 2018.  This product introduction resulted in the opening of major retail outlets across the United States and attracted the attention of distributors in the international community.  We believe this was a critical milestone in establishing us as a significant player in technology-based ammunition.

To help promote our new products, we hired new sales and marketing personnel in late 2017, and early 2018.  We also augmented our Board of Directors to include professionals who could provide guidance for our teams through their prior experience in the industries we have targeted: commercial retail – focused on the gun or hunting enthusiast; US Law Enforcement; the US Military; and international markets for both military and law enforcement.  Together this team has worked to open sales channels and distribution networks and capitalize on industry relationships to introduce our products to the influencers required to grow our sales.
Our financial results for the last three months of 2017 and the first three months of 2018 more accurately reflect our newly positioned organization.  We believe that we have hired a strong team of professionals, developed innovative products, and raised capital sufficient to establish our presence as a high-quality ammunition provider.  This effort did not come without cost to our operations.  Our gross margins and income from operations both declined during this six-month period as we hired staff ahead of recording product revenue, recognized the costs associated with the licensing of Streak, and expensed the costs of starting up our new equipment and product lines.  We also incurred increased expenses as we transitioned to new brands and packaging to support our image in the market place.  We believe these costs to be investments in our future and that a growth of our sales through our target markets would result in our gross margins improving to our target range of between 25% and 35% of sales dependent upon the sales mix for the period.
As we enter into 2018, we are focused on expanding our brand presence into the markets identified above, through grass roots marketing campaigns and social media outlets.  We also intend to utilize the networks that our Board, and executive management have developed and to expand our operations through the additions of automated equipment for both manufacturing and inspection, enabling us to become more competitive on standard pistol ammunition used by law enforcement and military personnel as well as for target practice.
We will also focus on establishing strategic partnerships to pursue new sales opportunities including new market segments.  Our addressable market includes the 2.6 million law enforcement officers around the world (800,000 domestically and 1.8 million internationally) who annually recertify with their firearms; 1.3 million enlisted personnel in the U.S. Armed Forces, and more than 30 million handgun owning households in the United States with later expansion to international markets for civilian purchasers which, based on industry statistics, represents addressable revenue of billions of dollars annually.  Each of these markets has unique challenges or barriers to entry.  We believe we are well positioned to grow our market share based on our commitment to innovation, and meeting the changing needs and demographics of ammunition buyers.
Our History
Our ammunition manufacturing business has been fully operational for just over one year.  Although our corporate entity commenced in 1990 as a textile manufacturer and importer, then called Retrospettiva, our manufacturing operations formally began in 2017 when we acquired our ammunition business through a Share Exchange agreement.
Results of Operations

The following table presents summarized financial information taken from our consolidated statements of operations for the three months ended March 31, 2018 compared with the three months ended March 31, 2017:

	For the Three-Months Ending
	March 31, 2018	March 31, 2017 (Unaudited)
Net Sales	$1,960,688	$653,784
Cost of Products Sold	1,667,614	474,890
Gross Margin	293,074	178,894
Sales, General & Administrative Expenses	2,095,388	863,601
Loss from Operations	(1,802,314)	(684,707)
Interest and other income (expense), net	5,086	(1,836,101)
Loss before provision for income taxes	$(1,797,228)	$(2,520,808)
Provision for income taxes	-	-
Net Loss	$(1,797,228)	$(2,520,808)

The following table presents data from our consolidated statements of operations for the year ended December 31, 2017 compared with the period ended December 31, 2016:

	For the Twelve Months Ended	For the Period October 13, 2016 (Inception) to
	December 31, 2017	December 31, 2016
Net Sales	$1,294,861	$-
Cost of Products Sold	1,303,586	-
Gross Margin	(8,725)	-
Sales, General & Administrative Expenses	3,967,503	136,274
Loss from Operations	(3,976,228)	(136,274)
Interest and other income (expense), net	(1,812,673)	(18,750)
Loss before provision for income taxes	$(5,788,901)	$(155,024)
Provision for income taxes	-	-
Net Loss	$(5,788,901)	$(155,024)
Net Sales
Net sales during the three-month period ended March 31, 2018 increased by approximately $1.3 million compared with the three-month period ended March 31, 2017.  The increase resulted from increased sales through our commercial retail channel and our online store, led by sales of our standard bulk ammunition, and the newly released Streak™ product lines.  Our One Precise Shot and Stelth lines also increased during the same three-month period in 2018.

Net sales for the year ended December 31, 2017 were approximately $1.3 million.  There were no sales recorded for the year ended December 31, 2016.
Approximately 77% of total sales were recognized in the six-month period ended June 30, 2017.  The sales were at an unusually low gross profit rate due to the fact that we were attempting to liquidate the inventory acquired in a foreclosure transaction (See Note 3).

The following table details our gross sales by product line for the periods ended:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Twelve Months Ended December 31, 2017
Prior Inventory[1]	$0	$581,117	$581,117
Streak Visual Ammunition	543,285	0	0
One Precise Shot (OPS) Line	94,936	47,081	285,715
Stelth	31,493	18,179	32,123
Standard Ammunition[2]	1,290,974	7,407	395,906
Total Sales	$1,960,688	$653,784	$1,294,861

(1)	This total represents inventory purchased as part of the acquisition detailed in Note 3 of our Financial Statements.
(2)	This total includes bulk ammunition sales of reprocessed brass casings, and other miscellaneous sales
Sales for the three months ended March 31, 2018 increased 51.4%, or $665,827, over the year ended December 31, 2017.  This was a direct result of sales from our proprietary lines of ammunition detailed in the table above.  Our goal is for our sales to continue to grow quarter-over-quarter as we continue to expand sales in commercial markets and initiate sales to U.S. law enforcement, military, and international markets.
It is important to note that, although U.S. law enforcement, military and international markets represent significant opportunities for our company, they also have a long sales cycle. Our Global Tactical Defense Division is currently working to establish distribution, both in the United States and abroad. To date, we have signed three U.S. distributors, covering 15 states, a sales representative to assist with U.S. Military sales, and are working to establish exclusive distribution in several countries approved by the U.S. State Department.  Sales outside of the United States require licenses and approval from the U.S. State Department, which could take six months to a year for processing.

Cost of Goods Sold
Cost of goods sold increased by approximately $1.2 million for the first three months of 2018 compared with the three months ended March 31, 2017.  This was the result of higher sales for the period and the expensing of increased labor, overhead, and raw materials used to produce finished product during the period.   This increase is also the result of three full months of operations in 2018 compared with a partial period for the comparable period in 2017, following our acquisition of the Payson Arizona manufacturing facility.   As a percentage of sales, cost of goods sold increased by 12.5% from 72.6% for the three-month period ended March 31, 2017 to 85.1% for the three-month period ended March 31, 2018.

Cost of goods sold increased by approximately $1.3 million for the year ended December 31, 2017 compared with the period ended December 31, 2016.  As noted above, our operations did not begin until early 2017.  As a result, no sales or associated cost of goods sold were recorded in 2016.
In comparing the cost of goods sold during the year ended December 31, 2017 to the recent three months ended March 31, 2018, our total costs as a percentage of sales have decreased by more than 15%.  This was the result of increased sales, allowing us to cover a higher percentage of our fixed costs of manufacturing, which include our non-cash amortization and depreciation expense.
Gross Margin
Gross margin percentage declined during the first three months of 2018 compared with the comparable period in 2017.  This resulted from a shift in sales mix, coupled with an increase in start up costs associated with manufacturing our new products.

The three months ended March 31, 2018 compared with the prior twelve months ended December 31, 2017 provided an increased gross margin of 15.6%.  As noted above, this was a direct result of the increase in net sales, enabling us to more fully cover our fixed manufacturing costs.

Our goal is to increase gross margins to between 25% and 35% of net sales.  This depends on our increased sales of our proprietary ammunition lines becoming more widely adopted, better leverage of our fixed overhead expenses through higher sales volume, efficiency improvements, and placing into service automation equipment currently being procured.  We also expect our component costs to decrease as we increase volumes ordered through our supplier base.

Sales, General, and Administrative Expenses
During the three-month period ended March 31, 2018, our sales, general, and administrative expenses increased by approximately $1.2 million over the comparable three-month period in 2017.  This increase was the result of increased payroll expense as we expanded our sales and support team, stock compensation expensed during the period, and trade show and marketing costs associated with introducing our Streak™ and rebranded OPS™ and Stelth product lines.  We expect to see administrative expenditures decrease as a percentage of sales late in the 2018 calendar year, as we leverage our work force and expand our sales opportunities.

During the year ended December 31, 2017, our sales, general, and administrative increased by approximately $3.8 million, over 2016.  This increase was the direct result of almost nine more months of operations, coupled with costs incurred to complete the acquisition of our business and re-establish our company as a fully operating entity as well as investments in hiring sales, marketing, and administrative staff to support the ongoing operations.  General and administrative expenses included $564,000 in legal and accounting fees and $955,000 in consulting fees of which $665,433 was associated with non-cash stock awards for individuals preferring payment in the Company’s common stock over cash compensation.
As a percentage of total sales, sales, general, and administrative expenses decreased by more than 200% for the three months ended March 31, 2018 compared with the year ended December 31, 2017.   In 2017, sales and administrative expenses included costs associated with the start-up of the new operations, marketing efforts to brand our company and our proprietary products, and compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, newly appointed board members, and key consultants for the organization.

Interest and other Expenses
For the three-month period ended March 31, 2018, interest and other expenses decreased by $1,841,000 compared with the comparable three-month period in 2017.  This decrease resulted from repayment of the outstanding notes payable for the 2017 three-month period.  (Please refer to Note 6 – Convertible Note Payable) and the loss on notes receivable foreclosure.

For the first three months of 2018, we did not incur interest expense as all notes payable were paid in full in January 2018.  The funds used to repay the outstanding debt at year-end were raised through the sale of Units, each consisting of one share of our Common Stock and a five-year warrant to purchase one-half share of Common Stock at an exercise price of $2.00 per share.  Each unit was sold for $1.65.  We sold 594,702 Units during the months of November and December of 2017, generating a total of $981,250 of cash for operations.   We continued to sell Units through the first three months of 2018.  (Please refer to Note 8 – Capital Stock).  In total, we raised $10,244,674 from investors through March 31, 2018.

Interest and other expenses for the year ended December 31, 2017 increased by nearly $1.8 million over the year ended December 31, 2016.  This increase was driven by a one-time write off of approximately $1.3 million remaining on a note receivable assumed with the acquisition of our business.  We also expensed $431,000 of interest associated with the convertible note payable and notes to related parties in 2017.  In 2016, interest expense was approximately $19,000.

Net Loss
As a result of higher production, selling, and payroll expenses, we ended the three-month period ended March 31, 2018 with a net loss of approximately $1.8 million compared with a net loss of $2.5 million for the three-month period ended March 31, 2017.

As a result of the higher costs of manufacturing from our first year of operations in 2017 and the expenses and write offs associated with the acquisition of our business, we ended 2017 with a net loss of approximately $5.8 million compared with a loss of $155,000 for 2016.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.  We also expect to see reductions in our direct labor expense as newly acquired automation equipment is brought on line, reducing handling and manual inspection operations.

Liquidity and Capital Resources

As of March 31, 2018, we had $4,381,643 of cash and cash equivalents, an increase of $3,594,820 from December 31, 2017.

Working Capital is summarized and compared as follows:

	March 31, 2018	December 31, 2017	December 31, 2016
Current assets	$8,323,045	$3,019,061	$2,904,155
Current liabilities	1,120,582	2,413,547	2,536,745
	$7,202,463	$605,514	$367,410

Changes in cash flows are summarized as follows:

Operating Activities

For the three-month period ended March 31, 2018, net cash used in operations totaled $2,279,783. This was the result of a net loss of $1,797,228 and increases in our accounts receivable of $1,031,549, and inventory of $612,693.

The cash used in operations was partially offset by non-cash items and changes in operating assets and liabilities, which included stock issued for services of $125,000, stock issued for compensation of $482,624, stock grants of $106,563, a $289,007 increase in accounts payable and accrued liabilities, a $101,114 increase in our prepaid expenses, and depreciation and amortization of $72,258.

For the year ended December 31, 2017, net cash used in operations totaled $3,279,367.  This was the result of a net loss of $5,788,901 for the year ended December 31, 2017, coupled with cash used to increase inventory of $928,762, an increase in our accounts receivable of $171,812, and $18,461 of cash paid to reduce our related party payable balances.

The cash used in operations was partially offset by non-cash items and changes in operating assets and liabilities, which included stock issued for legal and consulting of $567,813, stock issued for compensation of $160,000, discounts taken on notes payable or $356,250, $673,672 increase in accounts payable and accrued liabilities, $183,181 reduction in prepaid expenses, $186,486 reduction in vendor advances, depreciation and amortization of $148,860, a $26,046 allowance for doubtful accounts, $46,340 of imputed interest, and a one-time write off of $1,279,921 associated with the vendor note receivable from Advanced Tactical Armament Concepts, LLC.

Investing Activities

During the three-month period ended March 31, 2018, we used $607,181 in net cash for investing activities compared with $36,017 for the comparable period in 2017.  Of this total, $100,000 was used to purchase an exclusive worldwide license to manufacture and sell our Stealth™ Visual ammunition technology.  This patented technology, trade named "Streak", uses a non-flammable phosphor material that produces a glow by the use of light emitted during the round discharge.  We believe this technology, applicable to all calibers of ammunition, will be a game changer for the industry moving forward. Additionally, we used $507,181 to purchase equipment to increase production at our Payson Arizona manufacturing facility.

For the year ended December 31, 2017, we used $404,188 in net cash for investing activities.  Of the $404,188, $100,000 was used to acquire an exclusive worldwide license to manufacture and sell Streak Visual ammunition technology.  Additionally, we used $304,188 to purchase equipment to incrase production throughput at our Payson, Arizona manufacturing facility.  There was no cash used in investing activities in 2016.

Financing Activities

We financed our operations primarily from the issuance of equity instruments. During the three-month period ended March 31, 2018, net cash provided by financing activities was $6,481,784.  This was the net effect of $9,263,424 generated from the sale of Common Stock included in Units coupled with the collection of a prior year subscription receivable of $5,000, offset by the reduction of notes payable totaling $1,575,000, cash payments of $1,137,211 made to our investment banker in conjunction with the Unit offering, and the payment of $74,429 toward our insurance premium note payable.

We financed our operations primarily from the issuance of equity and debt instruments.  For the year ended December 31, 2017, net cash provided by financing activities was $4,460,262.  This was the net effect of $6,038,900 generated from the Unit offering.  These sales of our securities, coupled with the collection of a prior year subscription receivable of $167,500, were offset by the repayment of notes payable totaling $1,260,000, the repayment of $207,033 for our insurance premium note payable, the issuance of shares of Common Stock to our founders totaling $99,355, and cash payments of $179,750 made to our investment banker in conjunction with the 2017 stock sales.

In comparison, for the year ended December 31, 2016, net cash provided by financial activities totaled $1,932,500, consisting of $1,500,000 cash generated from a convertible note and $732,500 generated through the sale of Common Stock, offset by a $75,000 repayment of a note payable, and $225,000 of cash from the sale of shares.

Liquidity and Capital Resources

Existing working capital, cash flow from operations, bank borrowings, and sales of equity and debt securities are expected to be adequate to fund our operations over the next 12 months.  Generally, we have financed operations to date through the proceeds of stock sales, bank financings, and related-party notes.
We believe financing will be available, both through conventional financing relationships and through the continued sales of our Common Stock.  However, there is no assurance that such funding will be available on terms acceptable to us or at all.  We believe that our current cash on hand, coupled with alternative sources of funding will be sufficient to satisfy our currently anticipated cash requirements, including capital expenditures, working capital requirements, potential acquisitions and other liquidity requirements through at least the next 12 months.

Contractual Obligations

As part of the acquisition of our business, we assumed a triple-net operating lease for our 20,000 square foot manufacturing facility located in Payson, Arizona.  The terms of the lease provide for a monthly payment of approximately $10,000, which includes an estimate for utilities, taxes, and repairs.  This lease expires in November 2021.
We believe this facility will be adequate to meet our needs in the near future.  However, we are making plans to expand the building footprint to accommodate additional automation equipment.  We intend to pay for these improvements from working capital and will amortize the costs over the remaining lease period.
The following table outlines our future contractual financial obligations associated with this lease by period in which payment is expected, as of March 31, 2018:

	2019	2020	2021	2022	Total
Payson Lease	$120,000	$120,000	$120,000	$80,000	$440,000

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operation are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounted of assets, liabilities, revenues, and expenses.  We have identified several accounting principles that we believe are key to the understanding of our financial statements.  These important accounting policies require our most difficult subjective judgements.
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Inventory

We state inventories at the lower of cost and net realizable value.  We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead.  We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories.  These provisions are based on our best estimates.  At March 31, 2018, and December 31, 2017, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.
Research and Development

To date, we have expensed all costs associated with developing our product specifications, manufacturing procedures, and products through our cost of products sold, as this work was done by the same employees who produced the finished product.  We anticipate that it may become necessary to reclassify research and development costs into our operating expenditures for reporting purposes as we begin to develop new technologies and lines of ammunition.

Revenue Recognition
We generate revenue from the production and sale of ammunition. We recognize revenue when it is realized or realizable and earned.
We consider revenue realized or realizable and earned when all of the following criteria are met:
•	persuasive evidence of an arrangement exists
•	the product has been shipped to the customer
•	the sales price is fixed or determinable
•	collectability is reasonably assured
We derived approximately 59% of total revenue from three customers during the three months ended March 31, 2018 and 68% of the accounts receivable were due from two customers at March 31, 2018. Additionally, we derived approximately 58% of total revenue from one customer for the year ended December 31, 2017 and 47% of the accounts receivable were due from two customers at December 31, 2017.
Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government entities, we must charge and collect an 11% excise tax for all products sold into these channels.  During the three-month period ended March 31, 2018, and the year ended December 31, 2017, we collected and remitted $194,003 and $132,294, respectively, in excise taxes.  For ease in selling to commercial markets, excise tax is included in our unit price for the products sold.  We record this through net sales and expense the offsetting tax liability to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of March 31, 2018 and December 31, 2017.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value.  These financial instruments include cash, accounts payable, and amounts due to related parties.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.
Income Taxes

We follow ASC subtopic 740-10, "Accounting for Income Taxes") for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggest that is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.
Stock-Based Compensation

We grant stock-based compensation to key employees and directors as a means of attracting and retaining highly qualified personnel.  We also grant stock in lieu of cash compensation for key consultants and service providers.  We recognize expense related to stock-based payment transactions in which we receive employee or non-employee services in exchange for equity.  We measure stock compensation based on the closing fair market value of our Common Stock on the date of grant.
In addition to our base of employees, we also use the services of several contract personnel and other professionals on an "as needed basis".  We plan to continue to use consultants, legal and patent attorneys, engineers and accountants as necessary.  We may also expand our staff to support the market roll out of our products to both the commercial and government related organizations.  A portion of any key employee compensation likely would include direct stock grants, which would dilute the ownership interest of holders of existing shares of our Common Stock.
Expected purchase or sale of plant and significant equipment
We anticipate investing significant resources in the purchase of plant and equipment in the coming months as we begin to scale production operations throughout calendar 2018.  This equipment will be funded through working capital and bank financing.  We believe these additions will significantly improve our plant capacity and reduce our cost per unit sold.

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2018, and as of December 31, 2017 and 2016
Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018, and the twelve months December 31, 2017 and December 31, 2016
Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2018, and the twelve months ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and the twelve months ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ammo, Inc. Scottsdale, Arizona 85251
Opinion on the consolidated financial statements
We have audited the accompanying consolidated balance sheets of Ammo, Inc. (the Company) as of March 31, 2018 and December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three month period ended March 31, 2018, the year ended December 31, 2017 and for the period from October 13, 2016 (Inception) to December 31, 2016, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018 and December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the three month period ended March 31, 2018, the year ended December 31, 2017 and for the period from October 13, 2016 (Inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
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

Odessa, Texas

May 24, 2018

Ammo, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017	December 31, 2016

ASSETS
Current Assets:
Cash	$4,381,643	$786,823	$10,116
Accounts receivable, net of allowance for doubtful accounts of $23,046
at March 31, 2018 and $26,046 at December 31, 2017	1,201,117	166,731	-
Due from related parties	14,204	18,461	-
Vendor notes receivable, net of allowance for doubtful
collection of $360,993	-	-	2,585,000
Vendor advances receivable	-	-	89,934
Inventories, at lower of cost or market, principally average cost method	2,405,007	1,792,314	219,105
Prepaid expenses	321,074	254,732	-
Total Current Assets	8,323,045	3,019,061	2,904,155
Equipment, net of accumulated depreciation of $113,158 at March 31,
2018 and $77,861 at December 31, 2017	1,241,326	769,442	-
Other Assets:
Deposits	16,300	-	-
Licensing agreements, net of accumulated amortization of $58,333 at
March 31, 2018 and $45,833 at December 31, 2017	191,667	204,167	125,000
Patents, net of accumulated amortization of $49,627 at March 31,
2018 and $25,166 at December 31, 2017	900,373	924,834	-
TOTAL ASSETS	$10,672,711	$4,917,504	$3,029,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$479,465	$476,893	$57,995
Accrued liabilities	541,210	254,774	-
Convertible note payable, net of debt discount of $356,250
at December 31, 2016	-	1,575,000	1,518,750
Note payable - related party	-	100,000	960,000
Insurance premium note payable	99,907	6,880	-
Total Current Liabilities	1,120,582	2,413,547	2,536,745

Shareholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized;
28,394,503, 22,487,793 and 15,754,000 shares issued and outstanding at
March 31, 2018, December 31, 2017 and 2016, respectively	28,394	22,488	15,754
Additional paid-in capital	17,264,888	8,430,394	799,180
Stock subscription receivable	-	(5,000)	(167,500)
Accumulated (Deficit)	(7,741,153)	(5,943,925)	(155,024)
Total Shareholders' Equity	9,552,129	2,503,957	492,410
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,672,711	$4,917,504	$3,029,155

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,	For the Year Ended December 31,	For the Period October 13, 2016 (Inception) to December 31,
	2018	2017	2016

Gross Sales, net of customer incentives, discounts, returns, and allowances	1,960,688	$1,294,861	$-

Cost of Goods Sold, includes depreciation and amortization of $66,405 and
$141,575 in 2018 and 2017, respectively, and federal excise taxes of
$194,003 and $132,294 in 2018 and 2017, respectively	1,667,614	1,303,586	-
Gross Margin	293,074	(8,725)	-

Operating Expenses
Selling and marketing	585,294	759,053	-
Corporate general and administrative	589,983	2,154,498	136,274
Employee salaries and related expenses	914,258	1,046,667	-
Depreciation expense	5,853	7,285	-
Total operating expenses	2,095,388	3,967,503	136,274
Loss from Operations	(1,802,314)	(3,976,228)	(136,274)

Other (Expenses)
Loss on vendor notes receivable foreclosure	-	(1,279,921)	-
Interest expense	5,086	(532,752)	(18,750)

(Loss) before Income Taxes	(1,797,228)	(5,788,901)	(155,024)

Provision for Income Taxes	-	-	-

Net (Loss)	$(1,797,228)	$(5,788,901)	$(155,024)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	26,045,890	19,279,601	15,754,000
(Loss) per share	$(0.07)	$(0.30)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2018, For the Year Ended December 31, 2017 and
For the Period October 13, 2016 (Inception) to December 31, 2016

	Common Shares		Additional Paid-In	Subscription	Accumulated
	Number	Par Value	Capital	Receivable	(Deficit)	Total

Balance as of October 13, 2016	-	$-	$-	$-	$-	$-

Common stock issued for founder's shares	14,934,000	14,934	-	-	-	14,934
Common stock issued for licensing agreement	100,000	100	124,900	-	-	125,000
Common stock issued for cash	720,000	720	899,280	(167,500)	-	732,500
Organizational and fundraising cost	-	-	(225,000)	-	-	(225,000)
Net loss for period ended December 31, 2016	-	-	-	-	(155,024)	(155,024)

Balance as of December 31, 2016	15,754,000	$15,754	$799,180	$(167,500)	$(155,024)	$492,410

Reverse merger and recapitalization	604,371	604	(604)	-	-	-
Subscriptions collected	-	-	-	167,500	-	167,500
Common stock issued to founders	500,000	500	145	-	-	645
Founder shares repurchased	(400,000)	(400)	(99,600)	-	-	(100,000)
Common stock issued for cash	4,640,822	4,641	6,034,259	-	-	6,038,900
Common stock issued for payment of legal fees	49,600	50	123,950	-	-	124,000
Subscription receivable	4,000	4	4,996	(5,000)	-	-
Organizational and fundraising cost	20,000	20	(179,770)	-	-	(179,750)
Common stock issued for licensing agreement	100,000	100	124,900	-	-	125,000
Legal, advisory and consulting fees	495,000	495	554,130	-	-	554,625
Employee stock awards	120,000	120	159,880	-	-	160,000
Shares issued for patents	600,000	600	749,400	-	-	750,000
Imputed interest on related party note	-	-	46,340	-	-	46,340
Issuance of warrants for interest	-	-	46,188	-	-	46,188
Issuance of warrants for services	-	-	67,000	-	-	67,000
Net loss for year ended December 31, 2017	-	-	-	-	(5,788,901)	(5,788,901)

Balance as of December 31, 2017	22,487,793	$22,488	$8,430,394	$(5,000)	$(5,943,925)	$2,503,957

Subscription collected	-	-	-	5,000	-	5,000
Common stock issued for cash	5,614,210	5,614	9,257,810	-	-	9,263,424
Organizational and fundraising cost	-	-	(1,137,211)	-	-	(1,137,211)
Employee stock awards	292,500	292	482,332	-	-	482,624
Stock grant expense			106,563			106,563
Issuance of warrants for services	-	-	125,000	-	-	125,000
Net loss for period ended March 31, 2018	-	-	-	-	(1,797,228)	(1,797,228)

Balance as of March 31, 2018	28,394,503	$28,394	$17,264,888	$-	$(7,741,153)	$9,552,129

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Three Months Ended March 31,	For the Year Ended December 31,	For the Period October 13, 2016 (Inception) to December 31
	2018	2017	2016
Cash flows from operating activities:
Net (Loss)	$(1,797,228)	$(5,788,901)	$(155,024)
Adjustments to reconcile Net (Loss) to Net Cash provided by operations:
Debt discount amortization	-	356,250	18,750
Depreciation and amortization	72,258	148,860	-
Loss on vendor notes receivable foreclosure	-	1,279,921	-
Founders shares issued as consulting fees	-	-	14,934
Stock for services	-	454,625	-
Warrants for services and interest	125,000	113,188	-
Employee stock awards	482,624	160,000	-
Stock Grants	106,563	-	-
Imputed interest	-	46,340	-
Changes in Current Assets and Liabilities
Vendor notes receivable	-	-	(1,550,000)
Vendor advances receivable	-	186,486	(89,934)
Accounts receivable	(1,031,385)	(171,812)	-
Allowance for doubtful accounts	(3,000)	26,046	-
Due from related parties	4,257	(18,461)	-
Inventories	(612,693)	(928,762)	(219,105)
Prepaid expenses	101,114	183,181	-
Deposits	(16,300)	-	-
Accounts payable	2,572	418,898	57,995
Accrued liabilities	286,435	254,774	-
Net cash used in operating activities	(2,279,783)	(3,279,367)	(1,922,384)

Cash flows from investing activities
Purchase of equipment	(507,181)	(304,188)	-
Patent Note Payment	(100,000)	(100,000)	-
Net cash used in investing activities	(607,181)	(404,188)	-

Cash flow from financing activities
Convertible note payable	(1,575,000)	-	1,500,000
Convertible note payment	-	(300,000)	-
Note payment - related party	-	(960,000)	(75,000)
Insurance premium note payment	(74,429)	(207,033)	-
Sale of common stock	9,263,424	6,038,900	732,500
Collection of stock subscription	5,000	167,500	-
Common stock activity - founder shares	-	(99,355)	-

(Continued)
Ammo, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Three Months Ended March 31,	For the Year Ended December 31,	For the Period October 13, 2016 (Inception) to December 31
	2018	2017	2016

Organizational and fundraising costs	(1,137,211)	(179,750)	(225,000)
Net cash provided by financing activities	6,481,784	4,460,262	1,932,500

Net increase in cash	3,594,820	776,707	10,116
Cash, beginning of period	786,823	10,116	-
Cash, end of period	$4,381,643	$786,823	$10,116

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$-	$9,105	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Vendor note receivable foreclosure -
Vendor notes receivable	$-	$1,305,079	$-
Vendor advances receivable	-	(96,552)	-
Accounts receivable	-	(20,965)	-
Inventories	-	(644,447)	-
Equipment	-	(543,115)	-
Vendor notes receivable	-	-	(1,035,000)
Licensing Agreement	-	(125,000)	(125,000)
Issuance of common stock	-	125,000	-
Insurance premium note payable	167,456	213,913	-
Prepaid expense	(167,456)	(213,913)	-
Common Stock	-	604	-
Additional paid-in-capital	-	(604)	-
Prepaid legal services	-	(224,000)	-
Issuance of common stock	-	224,000	125,000
Notes payable - related parties		-	1,035,000
Issuance of common stock	-	750,000	-
Patent acquisition	-	(750,000)	-
Stock subscription receivable	-	(5,000)	(167,500)
Additional paid-in-capital	-	5,000	167,500
	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY
We were formed under the name Retrospettiva, Inc. in November 1990 to manufacture and import textile products, including both finished garments and fabrics.  We were inactive until following a series of events in December 2016 and March 2017.  On December 15, 2016, our then principal stockholders sold their outstanding common stock to Fred W. Wagenhals, who is our Chairman of the Board, President, Chief Executive Officer, and largest stockholder.  On the same date, Mr. Wagenhals became the sole officer and director of our company; we changed our name to AMMO, Inc., changed our trading symbol to POWW, changed our state of incorporation from California to Delaware, engaged in a 1-for-25 reverse stock split, and increased our authorized Common Stock to 100,000,000 shares of Common Stock.
Our principal stockholder organized another company ("AIP"), which immediately began to take steps to commence its ammunition business.  On March 17, 2017, we entered into a Share Exchange Agreement with the stockholders of AIP that resulted in our acquisition of all the shares of common stock of AIP for 604,371 shares of our common stock and our succession to the ammunition business of AIP.
AIP entered into a licensing and endorsement agreement with Jesse James, a well-known motorcycle and gun designer in October 2016, and a license and endorsement agreement with Jeff Rann, a well-known wild game hunter, guide, and spokesman for the firearm and ammunition industry, in February 2017; received a Federal Firearms License from the Bureau of Alcohol, Tobacco, and Explosives in February 2017; purchased an ammunition manufacturing facility in Payson, Arizona in March 2017; built a management team; and otherwise prepared itself to participate in the ammunition industry.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Basis
We use the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP") and all amounts are expressed in U.S. dollars. We have adopted a March 31 year end.
The financial statements and related disclosures as of March 31, 2018, December 31, 2017, and December 31, 2016 are presented pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Unless the context otherwise requires, all references to "Ammo", "we", "us", "our," or the "Company" are to AMMO, Inc., a Delaware corporation.
Principles of Consolidation
The consolidated financial statements include the accounts of Ammo, Inc. and its wholly owned subsidiaries, SNI, LLC, and Ammo Technologies, Inc (inactive). All significant intercompany accounts and transactions are eliminated in consolidation
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
For purposes of the statement of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and for December 31, 2017 and 2016

Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable represent amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At March 31, 2018 and December 31, 2017, we reserved $23,046 and $26,046, respectively, of allowance for doubtful accounts.
License Agreements
We are a party to a license agreement with Jesse James, a well-known motorcycle designer, and Jesse James Firearms, LLC, a Texas limited liability company, or JJF.  The license agreement grants us the exclusive worldwide rights through October 15, 2021 to Mr. James' image rights and trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of Jesse James Branded Products.  In addition, Mr. James agreed to make himself available for certain promotional activities and to promote Jesse James Branded Products through his own social media outlets.  We agreed to pay Mr. James royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses.  We also issued 100,000 shares of our common stock upon the execution of the license agreement with the potential issuance of up to 75,000 additional shares of common stock upon achieving certain gross sales with $15 million in gross sales required to earn the entire 75,000 shares.
We are a party to a license agreement with Jeff Rann, a well-known wild game hunter and spokesman for the firearm and ammunition industries.  The license agreement grants us through February 2022 the exclusive worldwide rights to Mr. Rann's image rights and trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of all Jeff Rann Branded Products.  Mr. Rann agreed to make himself available for certain promotional activities and to promote the Branded Products through his own social media outlets.  We agreed to pay Mr. Rann royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses.  We also issued 100,000 shares of our common stock upon the execution of the license agreement with the potential issuance of 75,000 additional shares of common stock upon achieving certain gross sales with $15 million in gross sales required to earn the entire 75,000 shares.
Patent
On September 28, 2017, Ammo Technologies Inc. ("ATI"), an Arizona corporation, which is 100% owned by us, merged with Hallam, Inc, a Texas corporation, with ATI being the survivor.  Under the terms of the Merger, we, the sole shareholder of Ammo Technologies Inc., issued to Hallam, Inc.'s two shareholders, 600,000 shares of our common stock, subject to restrictions, and payment of $200,000. The first payment of $100,000 to the Hallam, Inc. shareholders was paid on September 13, 2017, and the second payment of $100,000 was paid on February 6, 2018.
The shares were valued at $1.25 and the aggregate value of $950,000 was recorded as a patent asset.  This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028. Amortization of the patent for the years ended March 31, 2018 and December 31, 2017 were $24,461 and $25,166, respectively.
Under the terms of the Merger, ATI succeeded to all of the assets of Hallam, Inc. and assumed the liabilities of Hallam, Inc., which were none.  The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette.  The license was formally amended and assigned to Ammo Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Agreement. Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date.
Impairment of Long-Lived Assets
We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three-months ended March 31, 2018 or the year ended December 31, 2017 or for the period from October 13, 2016 (inception) to December 31, 2016.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017 and 2016

Revenue Recognition
We generate revenue from the production and sale of ammunition. We recognize revenue when it is realized or realizable and earned.
We consider revenue realized or realizable and earned when all of the following criteria are met:
•	persuasive evidence of an arrangement exists
•	the product has been shipped to the customer
•	the sales price is fixed or determinable
•	collectability is reasonably assured
We derived approximately 59% of total revenue from three customers during the three months ended March 31, 2018 and 68% of the accounts receivable were due from two customers at March 31, 2018. Additionally, we derived approximately 58% of total revenue from one customer for the year ended December 31, 2017 and 47% of the accounts receivable were due from two customers at December 31, 2017.
Advertising Costs
We expense advertising costs as they are incurred.  We incurred advertising and marketing costs of $245,472 and $220,154 for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively.
Fair Value of Financial Instruments
We measure options and warrants at fair value in accordance with Accounting Standards Codification 820 – Fair Value Measurement ("ASC 820"). The objective of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable.
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
This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value.
We value all common stock issued for services on the date of the agreements, using the price at which shares were being sold to private investors or at the value of the services performed.
  We valued warrants issued for services at the grant date of March 12, 2018 using valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk free interest rate, volatility, and expected life.
 Assumptions included:
	March 31, 2018	December 31, 2017
Risk free interest rate	2.05%	1.31 - 1.5%
Expected volatility	195%	250%
Expected term	1 year	1 - 1.5 years
Expected dividend yield	0%	0%

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017 and 2016

In the year ended December 31, 2017, Equipment acquired in the foreclosure transaction and the patent were valued on their respective acquisition dates using fair values.
	Quoted Active Markets for Identified Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total

	(Level 1)	(Level 2)	(Level 3)
March 31, 2018
Employee stock awards	-	$482,432	$-	$482,432
Executive Stock Grant Expense	-	106,563	-	-
Warrants issued for services	-	-	125,000	125,000

December 31, 2017
Common stock issued for legal, advisory and consulting fees	-	$454,625	$-	$454,625
Employee stock awards	-	160,000	-	160,000
Common stock for licensing agreement	-	125,000	-	125,000
Patent acquisition, noncash element	-	-	750,000	750,000
Warrants issued for interest	-	-	46,188	46,188
Warrants issued for services	-	-	67,000	67,000
Assets acquired in foreclosure	-	-	543,115	543,115
Common Stock issued for prepaid legal fees	-	224,000	-	224,000
Inventories
We state inventories at the lower of cost or market.  We determine cost using the average cost method. Our inventory consists of raw materials, work in progress, and finished goods. Cost of inventory includes cost of parts, labor, quality control, and all other costs incurred to bring our inventories to condition ready to be sold. We periodically evaluate inventories for obsolescence.
Property and Equipment
We state property and equipment at cost, less accumulated depreciation.  We capitalize major renewals and improvements, while we charge minor replacements, maintenance, and repairs to current operations.  We compute depreciation by applying the straight-line method over estimated useful lives, which are generally five to seven years.
Compensated Absences
We have not accrued a liability for compensated absences in accordance with Accounting Standards Codifications 710 – Compensation – General, as the amount of the liability cannot be reasonably estimated at March 31, 2018 and December 31, 2017 and 2016.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017 and 2016

Stock-Based Compensation
We account for stock-based compensation at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). 125,000 warrants were issued to Ron Shostack, Chief Financial Officer. Additionally, 292,500 shares of common stock were issued to employees for services.
On March 12, 2018, we entered into an employment agreement with Kathy Hanrahan, President of our Global Tactical Defense Division and a director, that included, among other provisions, an equity grant of 400,000 shares of common stock that vests at the rate of 100,000 shares annually for four years. The $660,000 compensation value is being recognized on a straight-line basis over the four-year period for each separately vesting portion of the award as if the award was, in substance, multiple awards.
Concentrations of Credit Risk
Accounts at banks are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 at various times.  As of March 31, 2018, our bank account balances exceeded federally insured limits.
Income Taxes
We file federal and state income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with Accounting Standards Codification 740 - Income Taxes ("ASC 740"). The provision for income taxes includes federal, state, and local income taxes currently payable, and deferred taxes.  We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable amounts in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. In accordance with ASC 740, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We measure recognized income tax positions at the largest amount that is greater than 50% likely of being realized.  We reflect changes in recognition or measurement in the period in which the change in judgment occurs.  We currently have substantial net operating loss carryforwards.  We have recorded a valuation allowance equal to the net deferred tax assets due to the uncertainty of the ultimate realization of the deferred tax assets.
Contingencies
Certain conditions may exist as of the date the consolidated financial statements are issued that may result in a loss to us but will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims and the perceived merits of the amount of relief sought or expected to be sought therein.
If the assessment of a contingency indicates that it is possible that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There were no known contingencies at December 31, 2017 or March 31, 2018.
Recent Accounting Pronouncements
We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.
Loss Per Common Share
We calculate basic loss per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants, using various methods, such as the treasury stock or modified treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 8,872,160 shares of common stock and stock options to purchase 400,000 shares of common stock that are potentially dilutive. All weighted average numbers were adjusted for the reverse stock split and merger transaction. Diluted earnings per share exclude all potentially dilutive shares because their effect is anti-dilutive.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017 and 2016

NOTE 3 – VENDOR NOTES RECEIVABLE
Vendor note receivable consisted of the following at December 31, 2016:
Advanced Tactical Armament Concepts, L.L.C. Notes Payable Purchased by Ammo	Amount

Western Alliance Bank	$1,910,993
Less: Allowance for uncollectible amounts	(360,993)
1,550,000
Mansfield, LLC	1,035,000
$2,585,000
On October 24, 2016, we entered into an agreement to purchase from Western Alliance Bank a note payable by Advanced Tactical Armament Concepts, L.L.C. ("ATAC"), which had an outstanding balance of $1,910,993 for $1,550,000, the amount that we determined to be the asset's fair value on the date of the purchase.  The loan is secured by a master lease agreement (ATAC's manufacturing equipment), all assets of ATAC, and loan guarantees from the principal owners of ATAC.  We determined that the value of the purchased note was the value paid to Western Alliance Bank. This promissory note held by us, between ATAC and Western Alliance Bank, was due in full on or before February 28, 2017.
In October and November 2016, Mansfield L.L.C. ("Mansfield"), a company owned by our CEO, Fred Wagenhals, loaned ATAC $900,000 and ATAC executed a promissory note payable for that amount. The note payable was secured by all of the assets of ATAC. On December 16, 2016, we and Mansfield entered into a note purchase and sale agreement. We purchased the promissory note for $1,035,000 and assumed Mansfield's collateral position. The Managing Member of Mansfield, Tod Wagenhals, is related to our CEO. The $1,035,000 was payable on or before the closing date of the note purchase and sale agreement.
On February 20, 2017, a sale was held for the disposition of collateral for Advanced Tactical Armament Concepts, LLC, a Nevada Limited Liability Company. We were a secured party and submitted a creditor bid. Our bid for the sale for the disposition of collateral was the highest and was accepted. We reflected this transaction in the following manner:
Vendor notes receivable	$$2,585,000
Vendor advances receivable	(96,552)
Accounts receivable	(20,965)
Inventories	(644,447)
Equipment	(543,115)
Loss on vendor notes receivable collectability	(1,279,921)
$-
NOTE 4 – INVENTORIES
At March 31, 2018, December 31, 2017 and 2016, the inventory balances consisted of the following:
	2018	2017	2016

Finished product	$809,680	$1,007,291	$-
Raw materials	1,471,666	764,810	219,105
Work in process	123,661	20,213	-
	$2,405,007	$1,792,314	$219,105

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017 and 2016

NOTE 5 – PROPERTY AND EQUIPMENT
We state property and equipment at historical cost less accumulated depreciation. We compute depreciation using the straight-line method at rates intended to depreciate the cost of assets over their estimated useful lives, which are generally five to seven years. Upon retirement or sale of property and equipment, we remove the cost of the disposed assets and related accumulated depreciation from the accounts and any resulting gain or loss is credited or charged to selling, general, and administrative expenses. We charge expenditures for normal repairs and maintenance to expense as incurred.
We capitalize additions and expenditures for improving or rebuilding existing assets that extend the useful life. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.
Property and equipment consisted of the following at March 31, 2018 and December 31, 2017:
	2018	2017
Leasehold Improvements	$17,772	$15,475
Furniture and Fixtures	8,102	33,751
Vehicles	89,388	36,500
Tooling	359,351	184,626
Equipment	879,871	576,951
Total property and equipment	$1,354,484	$847,303
Less accumulated depreciation	(113,158)	(77,861)
Net property and equipment	$1,241,326	$769,442
Depreciation expense for the three months ended March 31, 2018 and for the year ended December 31, 2017 totaled $35,297 and $77,861, respectively.
NOTE 6 – CONVERTIBLE NOTE PAYABLE
We entered into an agreement for a short-term convertible note payable to an unrelated party on December 22, 2016 with a 60-day maturity and a $1,875,000 principal balance.  The note had a one-time fee of $375,000, which was amortized as interest ratably over the 60-day period. The note is convertible into shares of our common stock and one stock purchase warrant at a conversion price of $1.25 per unit and an exercise price of $2.50.
During the year ended December 31, 2016, we recognized $18,750 of interest as amortization of a portion of the one-time interest fee. As of December 31, 2016, the balance of the note payable was $1,518,750, net of $356,250 of debt discount.
During the year ended December 31, 2017, we recognized $356,250 of interest as amortization of a portion of the one-time interest fee and accrued an additional $74,896 in interest expense.  As of December 31, 2017, the balance of the note payable was $1,575,000.
During the three months ended March 31, 2018, we recorded no additional interest expense and the note was paid in full.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017 and 2016

NOTE 7 – NOTES PAYABLE – RELATED PARTY
 On December 16, 2016, we and Mansfield, an entity controlled by our Chief Executive Officer, entered into a note purchase and sale agreement to purchase a promissory note held by Mansfield and payable by ATAC.  We purchased the promissory note for $1,035,000. The note was repaid on December 31, 2017. Interest on the note was imputed in the amount of $46,340.
In connection with the acquisition of the patent on August 22, 2017, we were obligated to pay $200,000 to Hallam, Inc.'s shareholders. The first $100,000 was paid on August 22, 2017, and a note was executed in the amount of $100,000 which was paid in full on February 2, 2018.
On August 29, 2017, we borrowed $100,000 from a paid legal consultant to whom we issued warrants to purchase 40,000 shares of common stock with an exercise price of $0.50 per share, expiring two years from date of issuance.  The warrants were valued at $46,188 and recognized as interest expense in 2017.  The note was paid in full on October 31, 2017.

NOTE 8 – CAPITAL STOCK
Our authorized capital consists of 100,000,000 shares of common stock with a par value of $0.001 per share.
During the period from October 13, 2016 (Inception) to December 31, 2016, we sold 720,000 shares of our common stock for $1.25 per share, issued 14,934,000 shares of common stock to our company's founders for $14,934, and issued 100,000 shares of common stock valued at $125,000 for a license agreement
During the 12-month period ended December 31, 2017, we issued 6,733,793 shares of common stock as follows:
●	604,371 were issued in connection with the acquisition of our business assets
●	100,000 net shares were issued to founding shareholders
●	4,640,822 shares were sold to investors for $6,038,900
●	544,600 shares valued at $678,625 were issued for legal, advisory, and consulting fees
●	600,000 shares valued at $750,000 were issued to acquire the use of a patent
●	120,000 shares valued at $160,000 were issued to employees as compensation
●	100,000 shares were issued to Jeff Rann for a licensing agreement
●	24,000 shares were issued for other purposes

During the three-month period ended March 31, 2018, we issued 5,906,710 shares of common stock as follows:
●	5,614,210 shares were sold to investors for $9,263,424
●	292,500 shares valued at $482,624 were issued to employees and directors as compensation
●	400,000 shares were granted to an executive that have not yet vested

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017 and 2016

 At March 31, 2018, December 31, 2017 and 2016, outstanding and exercisable stock purchase warrants consisted of the following:
	2016
	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)

Outstanding at October 13, 2016	-	-	-
Granted	720,000	$2.50	1.95
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Expired	-	-	-
Outstanding at December 31, 2016	720,000	$2.50	1.95
Exercisable at December 31, 2016	720,000	$2.50	1.95

	2017
	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)

Outstanding at December 31, 2016	720,000	$2.50	1.95
Granted	4,542,338	2.42	1.90
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Expired	-	-	-
Outstanding at December 31, 2017	5,262,338	$2.43	1.77
Exercisable at December 31, 2017	5,262,338	$2.43	1.77

	2018
	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)

Outstanding at December 31, 2017	5,262,338	$2.43	1.77
Granted	3,609,822	1.95	5.13
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Expired	-	-	-
Outstanding at March 31, 2018	8,872,160	$2.23	2.97
Exercisable at March 31, 2018	8,872,160	$2.23	2.97

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017 and 2016

In November of 2017, the Board of Directors approved the 2017 Equity Incentive Plan (“the Plan”).  Under the Plan, 485,000 shares of the common stock were reserved and authorized to be issued.  As of December 31, 2017, 200,000 shares of common stock were approved and issued under the Plan, and we recognized approximately $250,000 of related consulting expense.  On January 10, 2018, 200,000 shares were awarded, and we recognized $330,000 of compensation expense. There are 85,000 shares remaining to be issued under the Plan.

In October of 2017. we entered into a placement agent agreement to secure equity capital from qualified investors to provide funds to expand our operations.  The offering consisted of Units priced at $1.65, which included one share of common stock and one five-year warrant to purchase an additional half-share of common stock for an exercise price of $2.00 per share. Effectively, every two units purchased provided the investor with a five-year warrant at an exercise price of $2.00 per share. Units sold under this arrangement totaled 594,702 shares of common stock and 297,351 warrants for $981,250 during the year ended December 31, 2017, and 5,614,210 shares of common stock and 2,807,105 warrants for a total of $9,263,424 for the period ended March 31, 2018. The total number of Units covered by this offering was 6,060,060, and the amount was $10,000,000. In March 2018, we entered into a second placement agent agreement with the same terms for up to an additional $3,500,000.

For services provided under the placement agreements, the placement agent collected a 12% cash fee on the sale of every Unit and a fee payable in warrants equaling 12% of the total Units sold. These warrants have a term of seven years and an exercise price of $1.65 per share. The cash fee totaled $117,750 for the year ended December 31, 2017 and $1,137,211 for the period ended March 31, 2018, including reimbursed expenses. Under this agreement, we recognized 71,364 and 673,605 warrants as authorized, but unissued as of December 31, 2017 and March 31, 2018, respectively.

NOTE 9 – ACCRUED LIABILITIES
At March 31, 2018, December 31, 2017 and December 31, 2016, accrued liabilities were as follows:
	2018	2017	2016
Accrued payroll	$172,419	$145,779	$-
Accrued interest	-	74,896	-
Accrued FAET	133,104	26,075	-
Accrued professional fees	99,255
Other accruals	136,432	8,024	-
	$541,210	$254,774	$-
NOTE 10 –  RELATED PARTY TRANSACTIONS
On December 16, 2016, we purchased a promissory note in the amount of $1,035,000 from Mansfield L.L.C. ("Mansfield"), a company owned by our CEO, Fred Wagenhals. We paid $75,000 on the note in the year ended December 31, 2016 and $960,000 in the year ended December 31, 2017 and recorded imputed interest of $46,340

Our executive offices are located in Scottsdale, Arizona where we lease approximately 5,000 square feet under a month-to-month triple net lease for $3,800 per month.  This space houses our principal executive, administration, and marketing functions. Our Chairman, President, and Chief Executive Officer owns the building in which our executive offices are leased.

During the period ended March 31, 2018, we paid approximately $69,800 in consulting fees, and $12,434 of rent to related parties. During the year ended December 31, 2017, we paid approximately $212,700 in consulting fees, $143,000 in rents and corporate overhead and reimbursed general corporate expenses of $121,500 to related parties.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017 and 2016

 NOTE 11 – OPERATING LEASES
We are obligated under a triple-net operating lease for our 20,000 square foot manufacturing facility located in Payson, Arizona.  The terms of the lease require a payment of approximately $10,000 per month, which includes an estimate for utilities, taxes, and repairs.  This lease expires in November of 2021.
We believe this facility will be adequate to meet our needs in the near future.  However, we are making plans to expand our building footprint in 2018 to accommodate additional automation equipment.  We intend to pay for these improvements using working capital and will amortize the costs over the remaining lease period.
The following table outlines our future contractual financial obligations associated with this lease by fiscal year in which payment is expected, as of March 31, 2018:
	2019	2020	2021	2022	Total
Payson Lease	$120,000	$120,000	$120,000	$80,000	$440,000

Our executive offices are located in Scottsdale, Arizona where we lease approximately 5,000 square feet under a month-to-month triple net lease for $3,800 per month.  This space houses our principal executive, administration, and marketing functions. We may require additional space in the near future but believe that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our needs. This office building is owned by a related party.  See Note 10.
Total lease and rent expense for the three months ended March 31, 2018 and the year ended December 31, 2017 were $47,400 and $199,950, respectively. There were no lease obligations for the period October 13, 2016 (Inception) to December 31, 2016.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017 and 2016

NOTE 12 – INCOME TAXES
As of March 31, 2018, we had net operating loss carryforwards of approximately $5,893,235, which will expire beginning at the end of 2036. A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduces the corporate tax rate to 21% effective January 1, 2018. Consequently, we have recorded an adjustment to the deferred tax provision for the year ended December 31, 2017.
Reconciliation of the benefit (expense) for income taxes with amounts determined by applying the statutory federal income rate of 21% in 2018 and 34% in 2017 and 2016 to the respective losses before income taxes as follows:
	2018	2017	2016
Net (Loss)	$(1,797,228)	$(5,788,901)	$(155,024)
Benefit (expense) for income taxes computed using the statutory rate of 21% and 34%	377,418	1,968,226	52,708
Non-deductible expense	(161,864)	(360,952)	(5,274)
Re-measurement of deferred income taxes due to tax reform	-	(632,683)	-
Change in valuation allowance	(215,554)	(974,591)	(47,434)
Provision for income taxes	$-	$-	$-

Significant components of the Company's deferred tax liabilities and assets at March 31, 2018 and 2017 are as follows:

	2018	2017	2016
Total deferred tax assets – net operating losses	$1,237,579	$1,022,025	$47,434
Deferred tax liabilities	-	-	-
Net deferred tax assets	1,237,579	$1,022,025	47,434

Valuation allowance	$(1,237,579)	$(1,022,025)	$(47,434)
	$-	$-	$-

At March 31, 2018, net operating loss ("NOL") carry forwards summary follows:

Expiring December 31,
2036	$139,512
2037	4,727,276
4,866,788
2018 Non-Expiring NOL	1,026,447
Total NOL Carryforward	$5,893,235

Tax period of 2018, 2017, and 2016 remain subject to Internal Revenue Service audit.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017 and 2016

NOTE 13 – INTANGIBLE ASSETS
Intangible assets consist of the following:
		March 31, 2018
	Life	Licenses	Patent

Licensing Agreement – Jesse James	5	$125,000	$-
Licensing Agreement – Jeff Rann	5	125,000	-
Patent	11.2	-	950,000
		250,000	950,000

Accumulated amortization – Licensing Agreements		(58,333)	-
Accumulated amortization – Patents		-	(49,627)
		$191,667	$900,373

		December 31, 2017
	Life	Licenses	Patent

Licensing Agreement – Jesse James	5	$125,000	$-
Licensing Agreement – Jeff Rann	5	125,000	-
Patent	11.2	-	950,000
		250,000	950,000

Accumulated amortization – Licensing Agreements		(45,833)
Accumulated amortization – Patents		-	(25,166)
		$204,167	$924,834
Amortization expense for the three-month period ended March 31, 2018 is $36,961 and $70,999 for the year ended December 31, 2017.
 NOTE 14 - SUBSEQUENT EVENTS
Subsequent to March 31, 2018, we sold an additional 1,967,886 shares of common stock for $3,247,030 and issued 236,141 common stock purchase warrants exercisable at $1.65, 983,957 common stock purchase warrants exercisable at $2.00.

We evaluated subsequent events through May 24, 2018, the date the financial statements were issued, and determined that there are not any other items to disclose.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017 and 2016

NOTE 15 – Comparative Consolidated Financials (Unaudited)

The consolidated statement of operations and cash flows for the three-months ended March 31, 2017 follows:

Statement of Operations

March 31, 2017 (Unaudited)

Gross Sales	$653,784
Customer incentives, discounts, returns, and allowances	-
Net sales	653,784

Cost of Goods Sold, includes depreciation and amortization of $19,421 and
federal excise taxes of $64,055 for the three months ended March 31, 2017	474,890

Gross Margin	178,894

Operating Expenses
Selling and marketing	116,833
Corporate general and administrative	578,402
Employee salaries and related expenses	167,987
Depreciation expense	379
Total operating expenses	863,601
Loss from Operations	(684,707)

Other Income (Expenses)
Loss on vendor notes receivable collectability	(1,414,921)
Interest expense	(421,180)

Profit (Loss) before Income Taxes	(2,520,808)

Provision for Income Taxes	-

Net Profit (Loss)	$(2,520,808)

Loss per share
Basic and fully diluted:
Weighted average number of shares outstanding	17,118,431
Loss per share	$(0.15)

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017 and 2016

Statement of Cash Flows

March 31, 2017 (Unaudited)
Cash flows from operating activities:
Net (Loss)	$(2,520,808)
Adjustments to reconcile Net (Loss) to Net Cash provided by operations:
Debt discount amortization	356,250
Depreciation and amortization	11,343
Common stock issued for legal fees	124,000
Uncollectible vendor notes receivable	1,414,921
Changes in Current Assets and Liabilities
Vendor advances receivable	186,486
Accounts receivable	4,546
Other receivables	(2,465)
Inventories	(765,320)
Prepaid expenses	9,927
Accounts payable	252,984
Accounts payable	66,383
Accrued liabilities	86,785
Net cash used in operating activities	(766,511)

Cash flows from investing activities
Purchase of equipment	(36,017)
Net cash used in investing activities	(36,017)

Cash flow from financing activities
Note payment - related party	(362,000)
Insurance premium note payments	(79,328)
Sale of common stock	1,350,875
Organization and fundraising costs	(17,000)
Net cash provided by financing activities	892,547

Net increase in cash	90,019
Cash, beginning of period	10,116
Cash, end of period	$100,135

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$1,297
Income taxes	$-

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017 and 2016

(Continued)

March 31, 2017 (Unaudited)
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

None

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The table below lists the current executive officers and directors of our company.  All executive officers serve at the discretion of the Board of Directors.  The term of office of each of our directors expire at our next annual meeting of stockholders or until their successors are duly elected and qualified.

Name	Age	Position
Fred W. Wagenhals 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	75	Chairman of the Board, Chief Executive Officer and President

Ron Shostack 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	61	Chief Financial Officer

Steve Hilko 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	61	Chief Operating Officer

Kathleen C. Hanrahan 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	54	President – Global Tactical Defense Division; Director

Christopher Besing 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	57	Director

Randy Luth 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	63	Director

Harry S. Markley 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	55	Director

Russell William Wallace, Jr. 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	61	Director

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

Ron Shostack has been the Chief Financial Officer of our company since March 2017.  Mr. Shostack was the Chief Financial Officer of AQ Live, LLC , an e-commerce facilitator, from January 2016 through August 2016 and was a financial consultant to that company from February 2015 through December 2015.
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
Kathleen C Hanrahan has been a director of our company since November 2017. In January, Ms. Hanrahan also became the President of our Global Tactical Defense Division whose responsibility it is to develop the law enforcement, US Military and international markets for our products. Prior to joining our company.  Ms. Hanrahan was the CEO of New Horizons Management Consulting Inc., or NHMCI, which she founded in 2010. Under NHMCI, Ms. Hanrahan served a number of clients, both in both the public and private sectors. Among the higher profile clients served was LifeLock, Inc. where she served as interim CFO. Hanrahan also served as a board member and interim CFO for Guardian 8 Holdings, a public company that developed a hand held non-lethal device utilizing a layered defense approach to personal self-defense. Prior to starting her company (1996 to 2010), Ms.  Hanrahan was employed by TASER International, Inc. (now Axon Enterprise, Inc.), a supplier of non-lethal weapons for use in the law enforcement, military, security and personal defense markets. At TASER, Hanrahan served in a number of key executive positions. These included, in order from her hire: Controller (1996 – 2000), Chief Financial Officer (2000 – 2004), taking the Company public on the NASDAQ stock exchange in 2001, Chief Operations Officer (2003 – 2006) and President and Chief Operating Officer (2006 – 2008). Her last position with the organization was as the Chief Executive Officer and Co-Chairperson for the TASER Foundation for Fallen Officers (2008 – 2010). The Foundation was an independent 501.c.3 created by TASER to support the families of officers killed in the line of duty.
Christopher S. Besing has been a director of our company since April 2018. Mr. Besing has been since January 2005 the principal owner and managing member of TLB Construction, LLC, a commercial landscape construction company. Mr. Besing was a partner in Fairway Productions, LLC, a business acceleration services firm, from October 2003 to January 2005; Chief Financial Officer of ITAX Group, Inc., a tax credit automation and software company, from September 2001 to October 2003; and a founder and Chief Executive Officer of IZOOM.com.Inc., an Internet portal serving the automotive community, from December 1999 to September 2001. Mr. Besing served as a Vice President and the Chief Financial Officer of Action Performance Companies, Inc. from January 1994 to December 1999, as Treasurer of that company from February 1996 to December 1999, and as a director of that company from May 1995 to December 1999. Prior to joining Action Performance Companies Inc., Mr. Besing held several financial and accounting positions with Orbital Sciences Corporation, or OSC, from September 1986 to December 1993, most recently as Director of Accounting and Controller of OSC’s Launch Systems Group in Chandler, Arizona. Prior to joining OSC, Mr. Besing was employed as an accountant with Arthur Andersen LLP from January 1985 to August 1986.
Randy Luth has been a director of our company since November 2017.  Mr. Luth founded and has served as the president of Luth-AR-LLC, a producer of products for the AR-15 Market, since 2013.  Mr. Luth was the Chief Executive Officer of DPMS Panther Arms, a producer of AR-15 firearms and firearm components, from 1986 until its sale in December 2007 to the Freedom Group.

Harry S. Markley has been a director of our company since March 2018.  Mr. Markley served with the Phoenix Police Department for more than 30 years, most recently as Assistant Chief of the Patrol Division from 2013 through 2017 and Commander of the Family Investigations Bureau from 2002 to 2013. Mr. Markley currently serves as the Law Enforcement Senior Advisor for the United States of America Department of Commerce.
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

TERM OF OFFICE

Each director serves until the next annual meeting of the stockholders or their earlier resignation or removal.  The Board of Directors elects officers whose terms of office are at the discretion of the Board of Directors.  Each director serves until a successor is elected and qualified.

FAMILY RELATIONSHIP

There are no family relationships between any of our directors or executive officers.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10 percent of a registered class of our company’s equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10 percent stockholders are required by SEC regulations to furnish our company with copies of all Section 16(a) forms they file.
Based solely upon our review of the copies of such forms received by us for three months ended March 31, 2018 and the year ended December 31, 2017 and written representations that no other reports were required, we believe that each person who, at any time during such periods, was a director, officer, or beneficial owner of more than 10 percent of our Common Stock complied with all Section 16(a) filing requirements for such periods in certain cases, by filing late reports on Form 5.
CORPORATE GOVERNANCE
Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Christopher S. Besing, Randy Luth, Harry S. Markley, and Russell W. Wallace Jr. are independent directors, as “independence” is defined by the listing standards of the Nasdaq Stock Exchange, or Nasdaq, and by the Securities and Exchange Commission, or SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director.  Fred Wagenhals and Kathleen C. Hanrahan, are not “independent” as defined by the listing standards, as they are employed by us and serve as employee directors.

Board Committees

Our bylaws authorize our Board of Directors to appoint from among its members one or more committees consisting of one or more directors.  On April 24, 2018, our Board of Directors established an Audit Committee, a Compensation Committee, and a Nominations and Corporate Governance Committee, each consisting entirely of independent directors as “independence” is defined by the listing standards of Nasdaq and by the SEC.

Committee Charters, Corporate Governance Guidelines, and Codes of Conduct and Ethics

Our Board of Directors has adopted charters for the Audit, Compensation, and Nominations and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by our Board of Directors.  Our Board of Directors has also adopted Corporate Governance Guidelines, a Code of Conduct, and a Code of Ethics for the CEO and Senior Financial Officers.  We post on our website, at www.ammo-inc.com, the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials specified by SEC regulations.  These documents are also available in print to any stockholder requesting a copy in writing from our Secretary at the address of our executive offices.

The Audit Committee

The purpose of the Audit Committee includes overseeing the accounting and financial reporting processes of our company and audits of the financial statements of our company and providing assistance to our Board of Directors with respect to its oversight of the integrity of our company’s financial statements, our company’s compliance with legal and regulatory requirements, the independent registered public accountant’s qualifications and independence, and the performance of our company’s independent registered public accountant. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the financial statements of our company on behalf of our Board of Directors.  The Audit Committee also selects the independent registered public accountant to conduct the annual audit of the financial statements of our company; reviews the proposed scope of such audit; approves the fees for services provided by the independent registered public accountant, reviews accounting and financial controls of our company with the independent registered public accountant and our financial accounting staff; and reviews and approves any transactions between us and our directors, officers, and their affiliates.

The Audit Committee currently consists of all non-employee directors.  Christopher Besing, whose background is detailed in the director biographies on the prior page, qualifies as the “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.  Mr. Besing serves as Chair of the Audit Committee.

The Compensation Committee

The purpose of the Compensation Committee includes determining, or when appropriate, recommending to our Board of Directors for determination, the compensation of the Chief Executive Officer and other executive officers of our company and discharging the responsibilities of our Board of Directors relating to compensation programs of our company in light of the goals and objectives of our compensation program for that year.  As part of its responsibilities, the Compensation Committee evaluates the performance of our Chief Executive Officer and, together with our Chief Executive Officer, assesses the performance of our other executive officers.  The Compensation Committee is entitled to delegate its responsibilities to a subcommittee of the Compensation Committee, which complies with the applicable rules and regulations of the Nasdaq Stock Market, the SEC, and other regulatory bodies.  From time to time, the Compensation Committee may retain the services of independent compensation consultants to review a wide variety of factors relevant to executive compensation, trends in executive compensation, and the identification of relevant peer companies.  The Compensation Committee makes all determinations regarding the engagement, fees, and services of its compensation consultants, and its compensation consultants report directly to the Compensation Committee.

The Compensation Committee currently consists of all non-employee directors.

The Nominations and Corporate Governance Committee

The purpose of the Nominations and Corporate Governance Committee includes the selection or recommendation to our Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of our Board of Directors, the oversight of the evaluations of our Board of Directors and management, and the development and recommendation to our Board of Directors of a set of corporate governance principles applicable to our company.

The Nominations and Corporate Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the information required by our bylaws is submitted in writing in. timely manner addressed and delivered to our Secretary at the address of our executive offices.  The Nominations and Corporate Governance Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors.

The Nomination and Corporate Governance Committee currently consists of all non-employee directors.

Executive Sessions

We regularly schedule executive sessions in which independent directors meet without the presences or participation of management.  The chairs of various committees of our Board of Directors serve as the presiding director of such executive sessions on a rotating basis.

Risk Assessment of Compensation Policies and Practices

We have assessed the compensation policies and practices with respect to our employees, including our executive officers, and have concluded that they do not create risks that are reasonably likely to have a material adverse effect on our company.

Board’s Role in Risk Oversight

Risk is inherent in every business.  As is the case in virtually all businesses, we face a number of risks, including operational, economic, financial, legal, regulatory, and competitive risks.  Our management is responsible for the day-to-day management of the risks we face.   Our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management.

In its oversight role, our Board of Directors’ involvement in our business strategy and strategic plans plays a key role in its oversight of risk management, its assessment of management’s risk appetite, and its determination of the appropriate level of enterprise risk. Our Board of Directors receives updates at least quarterly from senior management and periodically from outside advisors regarding the various risks we face, including operational, economic, financial, legal, regulatory, and competitive risks. Our Board of Directors also reviews the various risks we identify in our filings with the SEC and risks relating to various specific developments, such as acquisitions, debt and equity placements, and new service offerings.

Our board committees assist our Board of Directors in fulfilling its oversight role in certain areas of risk. Pursuant to its charter, the Audit Committee oversees the financial and reporting processes of our company and the audit of the financial statements of our company and provides assistance to our Board of Directors with respect to the oversight and integrity of the financial statements of our company, our company’s compliance with legal and regulatory requirements, the independent registered public accountant’s qualification and independence, and the performance of our independent registered public accountant. The Compensation Committee considers the risk of our compensation policies and practices and endeavors to assure that it is not reasonably likely that our compensation plans and policies would have a material adverse effect on our company. Our Nominations and Corporate Governance Committee oversees governance related risk, such as board independence, conflicts of interests, and management and succession planning.

Board Diversity

We seek diversity in experience, viewpoint, education, skill, and other individual qualities and attributes to be represented on our Board of Directors. We believe directors should have various qualifications, including individual character and integrity; business experience; leadership ability; strategic planning skills, ability, and experience; requisite knowledge of our industry and finance, accounting, and legal matters; communications and interpersonal skills; and the ability and willingness to devote time to our company. We also believe the skill sets, backgrounds, and qualifications of our directors, taken as a whole, should provide a significant mix of diversity in personal and professional experience, background, viewpoints, perspectives, knowledge, and abilities. Nominees are not to be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability, or any other basis proscribed by law. The assessment of prospective directors is made in the context of the perceived needs of our Board of Directors from time to time.

All of our directors have held high-level positions in business or professional service firms and have experience in dealing with complex issues. We believe that all of our directors are individuals of high character and integrity, are able to work well with others, and have committed to devote sufficient time to the business and affairs of our company. In addition to these attributes, the description of each director’s background set forth above indicates the specific qualifications, skills, perspectives, and experience necessary to conclude that each individual should continue to serve as a director of our company.

Board Leadership Structure

We believe that effective board leadership structure can depend on the experience, skills, and personal interaction between persons in leadership roles and the needs of our company at any point in time. Our Corporate Governance Guidelines support flexibility in the structure the Board by not requiring the separation of the roles of Chairman of the Board and Chief Executive Officer.

Our Board of Directors currently believes that it is in the best interests of our company to have our Chief Executive Officer also serve as the Chairman of the Board.  We believe that our Chairman and Chief Executive Officer provides strong, clear, and unified leadership that is critical in our relationships with our stockholders, employees, customers, suppliers, and other stakeholders.  The extensive knowledge of the Chief Executive Officer regarding our operations and industries and the markets in which we compete uniquely positions him to identify strategies and prioritize matters for board review and deliberation.  Additionally, we believe the combined role of Chairman and Chief Executive Officer facilitates centralized board leadership in one person, so there is no ambiguity about accountability. The Chief Executive Officer serves as a bridge between management and the Board, ensuring that both groups act with a common purpose.  This structure also eliminates conflict between two leaders and minimizes the possibility of two spokespersons sending difference messages.

The Board does not believe that combining the position creates significant risks, including any risk that the Chairman and Chief Executive Officer will have excessive or undue influence over the agenda or deliberations of the Board.  We believe we have effective and active oversight by experienced independent directors and independent committee chairs, and the independent directors meet together in executive session at virtually every Board meeting.

The Chairman of the Board provides guidance to the Board; facilitates an appropriate schedule for Board meetings; sets the agenda for Board meetings; presides over meetings of the Board; and facilitates the quality, quantity, and timeliness of the flow of information from management that is necessary for the board to effectively and responsibly perform its duties.

The Chief Executive Officer is responsible for the day-to-day leadership of our company and setting our company’s strategic direction.

Director and Officer Hedging and Pledging

We have a policy prohibiting directors and officers from purchasing financial instruments (including prepaid forward contracts, equity swaps, collars, and exchange funds) designed to hedge or offset decreases in the market value of compensatory awards of our equity securities directly or indirectly held by them.  Additionally, we have a policy prohibiting directors and officers from pledging of shares.

Stock Ownership Guidelines

Our Board of Directors believes that the alignment of directors’ interests with those of our stockholders is strengthened when board members are also stockholders.  Therefore, our Board of Directors is adopting minimum stock ownership guidelines under which non-employee directors are expected to acquire shares of our Common Stock with a value, at least equal to the annual retainer paid for serving on the Board.  Non-employee directors will be expected to satisfy at least the minimum guidelines beginning on the later of five years following (i) the date the guidelines were adopted or (ii) the date the individual becomes a non-employee director.  This program is designed to ensure that directors acquire a meaningful ownership interest in our company during their tenure on the Board.

Clawback Policy

We have adopted a clawback policy. In the event we are required to prepare an accounting restatement of our financial results as a result of a material noncompliance by us with any financial reporting requirement under the federal securities laws, we will have the right to use reasonable efforts to recover from any current or former executive officers who received incentive compensation (whether cash or equity) from us during the three-year period preceding the date on which we were required to prepare the accounting restatement, any excess incentive compensation awarded as a result of the misstatement. This policy is administered by the Compensation Committee of our Board of Directors. The policy is effective for financial statements for periods beginning on or after April 1, 2018. Once final rules are adopted by the SEC regarding the clawback requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we will review this policy and make any amendments necessary to comply with the new rules.

Board and Committee Meetings

Our Board of Directors held no formal Committee or regular Board of Directors meetings during the three months ended March 31, 2018. Our Board of Directors held one meeting during the year ended December 31, 2017.

Annual Meeting Attendance

We encourage each of our directors to attend annual meetings of stockholders. To that end, and to the extent reasonably practicable, we will schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders.

Communications with Directors

Stockholders and other interested parties may communicate with our Board of Directors or specific members of our Board of Directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to the Board of Directors of our company in care of any specified individual director or directors at the address of our executive offices.  Any such letters are sent to the indicated directors.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers on March 31, 2018.  We refer to these executive officers as our "named executive officers."

Name and Principal Position	Year (1)	Salary (2)	Bonus (1)	Option Awards (3)	All Other Compensation (4)	Total
Fred W. Wagenhals	2018	$30,000	$0	$0	$0	$30,000
President, Chief Executive Officer,	2017	$140,000	$0	$0	$0	$140,000
and Director	2016	$0	$0	$0	$0	0

Steve Hilko (4)	2018	$30,000	$0	$0	$0	$30,000
Chief Operating Officer	2017	$108,350	$0	$0	$0	$108,350

Ron Shostack (5)	2018	$19,500	$0	$0	$0	$19,500
Chief Financial Officer	2017	$71,500	$0	$0	$0	$71,500

(1) The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(2) The amounts in this column reflect the aggregate grant date fair value of options awards granted to our named executive officers during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718.  Stock Compensation .  The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Transition Report on Form 10-K for the transition period ended December 31, 2017.  The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.
(3) The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation.
(4) Mr. Hilko assumed his position in March 2017.
(5) Mr. Shostack assumed his position in March 2017.
Director Compensation

We do not currently pay cash compensation for services of our directors.  Instead we make an annual grant to each director of 40,000 shares of our Common Stock.

We reimburse all officers and directors for reasonable and necessary expenses incurred in their capacities as such.

Outstanding Equity Awards at Fiscal Year-end

As of March 31, 2018 and December 31, 2017, there were no outstanding stock options or restricted stock units.  During the two years December 31, 2017 and the three months ended March 31, 2018, we did not grant any restricted stock units or stock options but granted restricted stock to directors, officers, and others who provided services to our company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 10, 2018, there are a total of 30,336,906 shares of our Common Stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)

Fred W. Wagenhals 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	7,807,000	25.7%

Ron Shostack 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	125,000	0.41%

Steve Hilko 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	250,000	0.82%

Kathleen Hanrahan 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	100,000	0.33%

Christopher S. Besing 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	0	0%

Randy Luth 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	275,000	0.91%

Harry S. Marklay 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	0	0%

Russell William Wallace, Jr 6401 E. Thomas Road, #106 Scottsdale, AZ 85251	300,000	0.99%

All executive officers and directors as a group (five people) Beneficial Shareholders greater than 5%	8,857,000	29.2%
____________________
(1) Officer and director.

Changes in Control

Our principal stockholder owns 7,807,000 shares, or 25.7% of our outstanding common stock.  The principal stockholder serves as an officer and director.  They exercise significance influence over the control of our Company and may be able to cause or prevent a change in control.

Equity Incentive Plan
In November 2017, the Board of Directors approved the 2017 Equity Incentive Plan, or the Plan.  Under the Plan, 485,000 shares of our company’s Common stock was reserved and authorized to be issued.  At December 31, 2017, 200,000 shares of common stock were approved and issued under the Plan, and we recognized approximately $250,000 of related compensation expenses. On January 10, 2018, 200,000 shares were awarded, and we recognized $330,000 of compensation expense. There are 85,000 shares remaining to be issued under the plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 On December 16, 2016, we and Mansfield LLC, a company owned by our CEO, Fred Wagenhals, or Mansfield, as an affiliated party, entered into a note purchase and sale agreement to purchase a promissory note held by Mansfield, and payable by ATAC. We purchased the promissory note for $1,035,000. The Managing Member of Mansfield, Tod Wagenhals, is related to our CEO. The $1,035,000 was payable on or before the closing date of the note purchase and sale agreement. As of December 31, 2017, the note had been paid in full.

On March 17, we purchased for 17,285,800 shares of our Common Stock all of the outstanding shares of Common Stock of a private company, which was primarily owned by our Chairman of the Board, and Chief Executive Officer and which engaged in the ammunition business upon which our business is based.

Our executive offices are located in Scottsdale, Arizona where we lease approximately 5,000 square feet under a month-to-month triple net lease for $3,800 per month.  This space houses our principal executive, administration, and marketing functions. We may require additional space in the near future but believe that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our needs.  Our Chief Executive Officer owns the building in which our executive offices are leased.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth fees billed by our principal accounting firm of KWCO, PC in the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016:

	2018	2017	2016
Audit Fees	$99,255	$100,234	$-0-
Audit Related Fees	-0-	-0-	-0-
Tax Fees	-0-	-0-	-0-
All Other Fees	-0-	-0-	-0-
Total Fees	$99,255	$100,234	$-0-

It is our policy to engage the principal accounting firm to conduct the financial audit for our company and to confirm prior to such engagement, that such principal accounting firm is independent of our company when required by SEC rules and regulations.  All services of the principal accounting firm reflected above were approved by the Board of Directors.

Audit Committee Pre-Approval Policies

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit-related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accountant. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accountant, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Code and related regulations.

To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate the pre-approval of services to be performed by the independent registered public accountant to management.

Our Audit Committee requires that the independent registered public accountant, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided above under the caption “Audit-Related Fees” were approved by our Board of Directors or by our Audit Committee pursuant to our Audit Committee’s pre-approval policies.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.
(b)	Exhibits
Other Schedules are committed because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger to Redomicile dated December 30, 2016 changing our state of incorporation from California to Delaware (1)
2.2	Articles of Merger dated December 30, 2016 filed with the California Secretary of State (1)
2.3	Certificate of Merger dated December 21, 2016 filed with the California Secretary of State (1)
2.4	Share Exchange Agreement dated March 17, 2017 among us, our then controlling stockholders, and a privately-owned Delaware corporation and its stockholders (2)
3.1(a)	Articles of Incorporation filed with the Delaware Secretary of State on December 28, 2016
3.2	Bylaws (1)
4.1	Form of Warrant dated January 25, 2017
4.2	Form of Warrant dated January 3, 2018
4.3	Form of Purchase Warrant with Paulson Investment Company, LLC dated April 20, 2018
10.1	License Agreement with Jesse James
10.2	License Agreement with Jeff Rann
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ron Shostack.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ron Shostack.

(1)	Incorporated by reference to the Form 8-K Report filed with the SEC on February 9, 2017
(2)	Incorporated by reference to the Form 8-K Report filed with the SEC on March 23, 2017

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: May 24, 2018	By: Fred W. Wagenhals, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

AMMO, INC.

/s/ Ron Shostack
Dated: May 24, 2018	By: Ron Shostack, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date
/s/ Fred Wagenhals	Chief Executive Officer, Director	May 24, 2018
Fred Wagenhals
/s/ Kathleen Hanrahan	President, Global Tactical Defense Division, Director	May 24, 2018
Kathleen Hanrahan
/s/ Rusty Wallace Jr.	Director	May 24, 2018
Rusty Wallace
/s/ Randy Luth	Director	May 24, 2018
Randy Luth
/s/ Harry Markley	Director	May 24, 2018
Harry Markley
	Director	May 24, 2018
Christopher Besing