Form 10-Q
period 2018-06-30
AMMO, INC.
filed 2018-08-14
CIK 1015383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	001-13101	30-0957912
(State of incorporation)	(Commission File No.)	(I.R.S. Identification Number)

6401 East Thomas Road, #106, Scottsdale, AZ 85251
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:  (480) 947-0001
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes     ☒  No
As of July 31, 2018, there were 32,490,655 shares of $0.001 par value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:  None.

PART I
ITEM 1. FINANCIAL STATEMENTS

Ammo, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	March 31, 2018
	(Unaudited)	(Audited)

Current Assets:
Cash	$7,066,522	$4,381,643
Accounts receivable, net of allowance for doubtful accounts of $20,046
at June 30, 2018 and $23,046 at March 31, 2018	815,731	1,201,117
Due from related parties	13,208	14,204
Inventories, at lower cost or market, principally average cost method	3,123,239	2,405,007
Prepaid expenses	205,951	321,074
Total Current Assets	11,224,651	8,323,045
Equipment, net of accumulated depreciation of $168,081 at June 30,
2018 and $113,158 at March 31, 2018	1,752,767	1,241,326

Deposits	148,478	16,300
Licensing agreements, net of accumulated amortization of $70,833 at
June 30, 2018 and $58,333 at March 31, 2018	179,167	191,667
Patents, net of accumulated amortization of $70,896 at June 30,
2018 and $49,627 at March 31, 2018	879,104	900,373
TOTAL ASSETS	$14,184,167	$10,672,711

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$418,172	$479,465
Accrued liabilities	438,346	541,210
Insurance premium note payable	69,773	99,907
Total Current Liabilities	926,291	1,120,582

Shareholders' Equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized
31,537,784 and 28,394,503 shares issued and outstanding at
June 30, 2018 and March 31, 2018, respectively	31,538	28,394
Additional paid-in capital	22,748,317	17,264,888
Accumulated (Deficit)	(9,521,979)	(7,741,153)
Total Shareholders' Equity	13,257,876	9,552,129
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,184,167	$10,672,711

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2018	2017

Net Sales	$1,250,028	$315,579

Cost of Goods Sold, includes depreciation and amortization of $73,295 and
$32,987 in 2018 and 2017, respectively, and federal excise taxes of
$131,339 and $28,311 in 2018 and 2017, respectively	1,105,456	294,764
Gross Margin	144,572	20,815

Operating Expenses
Selling and marketing	351,416	270,901
Corporate general and administrative	678,100	377,647
Employee salaries and related expenses	878,988	150,088
Depreciation expense	15,397	2,290
Total operating expenses	1,923,901	800,926
Loss from Operations	(1,779,329)	(780,111)

Other (Expenses)
Interest expense	(1,497)	(22,741)

(Loss) before Income Taxes	(1,780,826)	(802,852)

Provision for Income Taxes	-	-

Net (Loss)	$(1,780,826)	$(802,852)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	30,393,076	18,425,818
(Loss) per share	$(0.06)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2018
(Unaudited)

	Common Shares		Additional Paid-In	Subscription	Accumulated
	Number	Par Value	Capital	Receivable	(Deficit)	Total

Balance as of March 31, 2018	28,394,503	$28,394	$17,264,888	$-	$(7,741,153)	$9,552,129

Common stock issued for cash	1,967,886	1,968	3,245,062	-	-	3,247,030
Common stock issued for exercised warrants	1,007,400	1,007	2,353,118	-	-	2,354,125
Common stock issued for cashless warrant exercise	10,495	11	(11)	-	-	-
Fundraising cost	-	-	(545,359)	-	-	(545,359)
Employee stock awards	157,500	158	319,217	-	-	319,375
Stock Grants			111,402			111,402
Net loss for period ended March 31, 2018	-	-	-	-	(1,780,826)	(1,780,826)

Balance as of June 30, 2018	31,537,784	$31,538	$22,748,317	$-	$(9,521,979)	$13,257,876

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net (Loss)	$(1,780,826)	$(802,852)
Adjustments to reconcile Net (Loss) to Net Cash provided by operations:
Depreciation and amortization	88,692	35,277
Stock Grants	111,402	-
Employee stock awards	319,375	-
Changes in Current Assets and Liabilities
Accounts receivable	388,386	(210,129)
Allowance for doubtful accounts	(3,000)	-
Due from related parties	996	-
Inventories	(718,232)	(56,792)
Prepaid expenses	115,123	36,840
Deposits	(132,178)	-
Accounts payable	(61,293)	30,010
Accrued liabilities	(102,864)	14,689
Net cash used in operating activities	(1,774,419)	(952,957)

Cash flows from investing activities
Purchase of equipment	(566,364)	(856)
Net cash used in investing activities	(566,364)	(856)

Cash flow from financing activities
Convertible note payment	-	(100,000)
Note payment - related party	-	(297,960)
Insurance premium note payment	(30,134)	(39,223)
Sale of common stock	3,247,030	1,335,625

(Continued)
Ammo, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2018	2017

Common stock issued for exercised warrants	2,354,125	-
Organizational and fundraising costs	(545,359)	-
Net cash provided by financing activities	5,025,662	898,442

Net increase in cash	2,684,879	(55,371)
Cash, beginning of period	4,381,643	100,135
Cash, end of period	$7,066,522	$44,764

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$1,497	$4,616
Income taxes	-	-

Non-cash investing and financing activities:
Additional paid-in-capital	$(11)	$-
Common Stock	11	-
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and March 31, 2018
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY
AMMO, Inc. is incorporated under the laws of Delaware. We have 100,000,000 shares of authorized Common Stock.
AMMO, Inc. is a designer, manufacturer, and seller of performance-driven, high-quality ammunition products for sale to a variety of customers. The Company’s available markets include: sport and recreational shooters, hunters, individuals seeking home or personal protection, law enforcement, military and the international markets for both defense and commercial use. To enhance the strength of our brands and drive product demand, we emphasize product innovation and technology to improve the performance, quality, and affordability of our products while providing support to our distribution channel and consumers. We sell high-end, custom, and match grade ammunition at competitive prices. We emphasize an American heritage by using predominantly American-made components in our products that are produced, inspected, and packaged at our facility in Payson, Arizona. We received a federal firearms license from the Bureau of Alcohol, Tobacco, and Explosives in February 2017, and we received renewal for our registration with the International Traffic in Arms Regulations (ITAR) in May 2018 as both a manufacturer/exporter and broker.
The accompanying unaudited consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. Additionally, these consolidated financial statements and related disclosures are presented pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and related disclosures contained in the Company’s Annual Transition Report filed with the SEC on Form 10-KT for three-month transition period ended March 31, 2018. The results for the three-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended June 30, 2018 and 2017, (b) the financial position at June 30, 2018 and (c) cash flows for the three-month periods ended June 30, 2018 and June 30, 2017.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and March 31, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Basis

We use the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP") and all amounts are expressed in U.S. dollars. We have adopted a March 31 year end.
The financial statements and related disclosures as of June 30, 2018, March 31, 2018, and June 30, 2017 are presented pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Unless the context otherwise requires, all references to "Ammo", "we", "us", "our," or the "Company" are to AMMO, Inc., a Delaware corporation.
Principles of Consolidation
The consolidated financial statements include the accounts of Ammo, Inc. and its wholly owned subsidiaries, SNI, LLC, and Ammo Technologies, Inc (inactive). All significant intercompany accounts and transactions are eliminated in consolidation.
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
Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable represent amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At June 30, 2018 and March 31, 2018, we reserved $20,046 and $23,046, respectively, of allowance for doubtful accounts.
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

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and March 31, 2018

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
The shares were valued at $1.25 and the aggregate value of $950,000 was recorded as a patent asset.  This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028. Amortization of the patent for the years ended June 30, 2018 and March 31, 2018 were $21,269 and $24,461, respectively.
Under the terms of the Merger, ATI succeeded to all of the assets of Hallam, Inc. and assumed the liabilities of Hallam, Inc., which were none.  The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette.  The license was formally amended and assigned to Ammo Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Agreement. Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date.  Under the terms of the Exclusive License Agreement, the Company is obligated to pay a royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028.  For the three months ended June 30, 2018, the Company accrued and paid $7,147 under this agreement.  For the comparable period in 2017, no amounts were accrued and paid to the patent holder as this agreement was not executed.
Impairment of Long-Lived Assets
We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three months ended June 30, 2018 and the three months ended June 30, 2017.
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

At June 30, 2018 and March 31, 2018, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:
PERCENTAGES
	Revenues	Accounts Receivable
For the Three-Months ended June 30, 2018
Customers:
A	62.37%	13.01%
B	-	53.89%
	62.37%	66.90%
For the Three-Months ended March 31, 2018
Customers:
A	-	-
B	35.49%	54.55%
C	17.07%	12.57%
D	15.55%	0.00%
	68.11%	67.12%

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and March 31, 2018

Advertising Costs
We expense advertising costs as they are incurred.  We incurred advertising and marketing costs of $146,615 and $84,331 for the three months ended June 30, 2018 and for the three months ended June 30, 2017, respectively.
Inventories
We state inventories at the lower of cost or market.  We determine cost using the average cost method. Our inventory consists of raw materials, work in progress, and finished goods. Cost of inventory includes cost of parts, labor, quality control, and all other costs incurred to bring our inventories to condition ready to be sold. We periodically evaluate and adjust inventories for obsolescence.
Property and Equipment
We state property and equipment at cost, less accumulated depreciation.  We capitalize major renewals and improvements, while we charge minor replacements, maintenance, and repairs to current operations.  We compute depreciation by applying the straight-line method over estimated useful lives, which are generally five to seven years.
Compensated Absences
We accrue a liability for compensated absences in accordance with Accounting Standards Codifications 710 – Compensation – General.
Stock-Based Compensation
We account for stock-based compensation at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). There were 157,500 shares of common stock were issued to employees, members of the Board of Directors, and members of the Advisory Committee for services during the three months ended June 30, 2018.
On March 12, 2018, we entered into an employment agreement with an executive, that included, among other provisions, an equity grant of 400,000 shares of restricted common stock that vests at the rate of 100,000 shares annually for four years. The $660,000 compensation value is being recognized ratably on a straight-line basis over the four-year period covered by the agreement.
Additionally, on May 1, 2018, we entered into an employment agreement that included, among other provisions, an equity grant of 100,000 shares of restricted common stock that vest at a rate of 33,333 shares annually for three years.  The $250,000 compensation value is being recognized on a straight-line basis over the three-year period covered by the agreement.
Concentrations of Credit Risk
Accounts at banks are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 at various times.  As of June 30, 2018, our bank account balances exceeded federally insured limits.
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

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and March 31, 2018

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
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There were no known contingencies at June 30, 2018 or March 31, 2018.
Recent Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities.  We will adopt this ASU when effective. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and our management is currently evaluation which transition approach to use. We have adopted AUS 2014-09 as of January 1, 2018, and it did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows for the period ended March 31, 2018.
In February 2016, the FASB issued ASU 2016-02 – “Leases (Topic 842)” Under ASU 2016-02, entities will be required to recognize lease asset and lease liabilities by lessees for those leases classified as operating leases. Among other changes in accounting for leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease.  Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. The amendments in ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years for public business entities.  We are currently evaluating the effect of the adoption of ASU 2016-02 will have on our consolidated results of operations, financial position or cash flows.
On June 20, 2018, the FASB expanded the scope of Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation, to include share-based payments to nonemployees for goods and services. The accounting board said the amendments in Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, align the guidance for stock compensation to employees and nonemployees. The amended guidance replaces ASC 505-50, Equity – Equity-Based Payments to Non-Employees. We anticipate that this ASC will not have a material effect on the Company’s financial statements.
The amendments in ASU No. 2018-07 apply “to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards,” the FASB said.  But the amended guidance does not cover stock compensation that is used to provide financing to the company that issued the shares or stock awards tied to a sale of goods or services as part of a contract accounted for according to ASC 606, Revenue From Contracts With Customers.
The amendments are effective for public companies for fiscal years that begin after December 15, 2018, and the quarterly and other interim periods in those years, the FASB said. Private companies have until their fiscal years that start after Dec. 15, 2019, before applying the changes to annual reports. Private companies can wait until their fiscal years that start after Dec. 15, 2020, before they apply the changes to their reporting periods of less than a year. The accounting board also said the amended guidance can be applied before it becomes effective, but businesses are not permitted to use the guidance in ASU No. 2018-07 before it becomes effective, but businesses are not permitted to use the guidance in ASU No. 2018-07 before they have implemented ASC 606. We have evaluated the effect of the adoption of ASU 2018-07 will have on our consolidated results of operations, financial position or cash flows and determine the effects will not be material to the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.
Loss Per Common Share
We calculate basic loss per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants, using various methods, such as the treasury stock or modified treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 9,328,153 shares of common stock and equity grants of 500,000 shares of common stock that are potentially dilutive. All weighted average numbers were adjusted for the reverse stock split and merger transaction. Diluted earnings per share exclude all potentially dilutive shares because their effect is anti-dilutive.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and March 31, 2018

NOTE 3 – INVENTORIES
At June 30, 2018 and March 31, 2018, the inventory balances are composed of:
	June 30, 2018	March 31, 2018
Finished product	$1,125,960	$809,680
Raw materials	1,761,587	1,471,666
Work in process	235,692	123,661

	$3,123,239	$2,405,007

NOTE 4 – PROPERTY AND EQUIPMENT
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
We capitalize additions and expenditures for improving or rebuilding existing assets that extend the useful life. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured
Property and equipment consisted of the following at June 30, 2018 and March 31, 2018:
	June 30, 2018	March 31, 2018
Leasehold Improvements	$31,682	$17,772
Furniture and Fixtures	8,102	8,102
Vehicles	103,511	89,388
Equipment	832,451	879,871
Tooling	945,102	359,351
Total property and equipment	$1,920,848	$1,354,484
Less accumulated depreciation	(168,081)	(113,158
Net property and equipment	$1,752,767	$1,241,326
Depreciation Expense for the three months ended June 30, 2018 and March 31, 2018 totaled $54,923 and $35,297, respectively.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and March 31, 2018

NOTE 5 – CAPITAL STOCK
During the three month period ended June 30, 2018, we issued 3,143,281 shares of common stock as follows:
•	1,967,886 shares were sold to investors for $3,247,030
•	1,007,400 shares were issued through exercised warrants of $2,354,125
•	10,495 shares were issued through a cashless warrant exercise
•	157,500 shares valued at $319,375 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation
In April of 2018, our second placement agreement to secure equity capital from qualified investors to provide funds to our operations ended.  The offering consisted of Units priced at $1.65, which included one share of common stock and one five-year warrant to purchase an additional half-share of common stock for an exercise price of $2.00 per share. Effectively, every two units purchased provided the investor with a five-year warrant at an exercise price of $2.00 per share. Units sold under this agreement totaled 1,967,886 shares of common stock and 983,943 warrants for $3,247,030 for the three-month period ended June 30, 2018.
For services provided under the placement agreements, the placement agent collected a 12% cash fee on the sale of every Unit and a fee payable in warrants equaling 12% of the total Units sold. These warrants have a term of seven years and an exercise price of $1.65 per share. The cash fee totaled $389,644 for the three month period ended June 30, 2018, including reimbursed expenses. Under this agreement, we recognized 236,244 warrants as authorized, but unissued as of June 30, 2018.
At June 30, 2018, outstanding and exercisable stock purchase warrants consisted of the following:
	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2018	$8,872,160	$2.43	1.77
Granted	1,494,112	2.04	4.58
Exercised	(1,022,119)	2.33	-
Forfeited or cancelled	-	-	-
Expired	(16,000)	2.32	-
Outstanding at June 30, 2018	9,328,153	$1.93	2.80
Exercisable at June 30, 2018	9,328,153	$1.93	2.80

As of June 30, 2018, we had 9,328,153 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase an aggregate of 4,223,260 shares of Common Stock at an average price of $2.50 per share over the next three years; (2) warrants to purchase 966,494 shares of Common Stock at an exercise price of $1.65 per share until March 2025; (3) warrants to purchase 4,088,399 shares of our Common Stock at an exercise price of $2.00 per share until March 2025; and (4) 50,000 warrants to purchase shares of Common Stock at an exercise price of $0.50 until October 2019
On May 24, 2018, per the terms of the private offering, dated January 25, 2017, we called for the exercise of warrants to purchase a total of 4,947,600 shares of our Common Stock. According to the terms of the Warrant Purchase Agreement, the warrants could be called when the average price of our common stock traded at $5.00 per share or higher, for a consecutive 30 day period.  This call provision was met on May 21, 2018.  As a result, we issued formal notice to all warrant holders on May 24, 2018, advising them that they had until July 6, 2018, to exercise their warrants, or they would become null and void. The total number of warrants included in the January 25, 2017 offering were 4,947,600 and were priced as follows:  4,790,100 warrants at an exercise price of $2.50, 67,500 warrants at an exercise price of $1.25 and 90,000 warrants at an exercise price of $0.50.
As of June 30, 2018, a total of 1,007,400 warrants were exercised to purchase an equivalent 1,007,400 shares of common stock at an average price of $2.34 per share. As of July 6, 2018, an additional 965,400 warrants were exercised to purchase an equivalent 965,400 shares of common stock at an average price of $2.50 and 2,974,800 warrants to purchase shares of Common Stock were cancelled. On July 12, 2018, the company filed a Form 8-K to report the activity of this event.
Additionally, there was a cashless exercise of 14,719 warrants resulting in the issuance of 10,495 shares of Common Stock unrelated to the call for the exercise of warrants.

AMMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and March 31, 2018

NOTE 6 - SUBSEQUENT EVENTS
On July 3, 2018, we purchased equipment to manufacture larger calibers of ammunition to serve hunting and military customers. The equipment cost $665,500 and has a useful life of 7 years.

On July 6, 2018, we filed a Form S-1 registration statement under the Securities Act covering the resale of shares of Common Stock issued or underlying warrants sold by a private placement that close in April 2018 (see Note 5).
On July 6, 2018, we entered into a letter of intent to acquire an Arizona research and development company that has designed a series of custom projectiles that meet current requirements under research programs for U.S. and foreign customers.  We are conducting due diligence on their patents pending and market acceptance for the products created.
On July 17, 2018, the United States Patent and Trademark office granted our trademark for STREAK VISUAL AMMUNITION™, the brand name under which we market our visual one-way luminescent line of ammunition.
On July 29, 2018, we entered into a private placement agreement to raise up to $13,000,000 in the form of debt maturing in 24 months carrying interest at the rate of 10% simple and convertible to common stock at the rate of $2.50 per common share. The placement agent will receive cash compensation in the amount of 7% of gross proceeds raised and an additional 3% of proceeds that convert to common shares. The agreement requires the Company to file a registration statement 90 days following an accepted funding under the agreement.
On August 2, 2018, we placed a deposit for $1,000,000 with a lending institution under an agreement to acquire the lender’s position relative to financing provided to an industry participant. The deposit is returnable until September 1, 2018.
The Company evaluated subsequent events through August 14, 2018, the date the financial statements were issued, and determined that there are not any other items to disclose.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to assist the reader in understanding the results of operations, financial condition and liquidity through the eyes of our management team.  This section should be read in conjunction with other sections of this Quarterly Report, specifically, Selected Financial Statements and Supplementary Data.

FORWARD-LOOKING STATEMENTS
This document contains certain “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies, goals and objectives of management for future operations; any statements concerning proposed new products and services or developments thereof; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words, or the negative thereof.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made.  You should, however, consult further disclosures and risk factors we include in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Reports filed on Form 8-K.

In our Form 10-K, Form 10-Q and Form 8-K filings with the Securities and Exchange Commission, references to “AMMO, Inc.”, “AMMO”, “the Company”, “we,” “us,” “our” and similar terms refer to AMMO, Inc. and its wholly owned operating subsidiaries SNI, LLC and Ammo Technologies, Inc.”

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
With the prior inventory successfully sold and new products being produced, our next objective for the calendar year ending December 31, 2017 was to identify ammunition technologies unique to the industry that could be quickly implemented by our manufacturing team.  We met with several organizations and projectile manufacturers looking for innovative products that could be used to establish us as a niche or high-end manufacturer for the recreational shooter, the American hunter, law enforcement, and military forces.  Among the first of these technologies to meet our requirements was STREAK VISUAL AMMUNITION™, a one-way luminescent or OWL Technology application. We believe our STREAK VISUAL AMMUNITION™ line is the only non-incendiary tracer round in the ammunition market today.  We secured the exclusive license to manufacture and sell the STREAK VISUAL AMMUNITION™ line of ammunition in 2017.  We have filed for and received Trademark Protection for the STREAK VISUAL AMMUNITION™ product name from the United States Patent and Trademark Office (USPTO) on July 17, 2018 Additionally, we filed for Trademark Protection for the O.W.L. TechnologyTM product name on June 6, 2018.  Upon completion of the transaction, we began implementing manufacturing processes to deliver the product to market.

We formally introduced the STREAK VISUAL AMMUNITION™ portfolio of calibers, along with our rebranded One Precise Shot (OPS) and Stelth subsonic line of suppression ammunition, to the general public at the SHOT Show in Las Vegas held in January 2018.  This product introduction resulted in the opening of major retail outlets across the United States and attracted the attention of distributors in the international community.  We believe this was a critical milestone in establishing us as a significant player in technology-based ammunition.

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
The focus for our 2019 fiscal year is to expand our brand presence into the markets identified above and continue to grow our sales within our targeted markets.  We intend to do this through:  establishing key strategic relationships, enrolling in government procurement programs, establishing relationships with leading law enforcement associations and programs, expanding distributor channels, grass roots marketing campaigns and social media outlets.
We also intend to increase our product offerings through potential acquisitions that bring new technologies that provide solutions for United States Military requirements.  Our first step in this process is the addition of equipment to support the manufacture of 50 caliber ammunition.  Not only is there an increasing demand for quality ammunition in this category for military applications, it also has a growing demand from commercial markets, and gun enthusiasts.
Our addressable market includes the 2.6 million law enforcement officers around the world (800,000 domestically and 1.8 million internationally) who annually recertify with their firearms; 1.3 million enlisted personnel in the U.S. Armed Forces, and more than 30 million handgun owning households in the United States with later expansion to international markets for civilian purchasers which, based on industry statistics, represents addressable revenue of billions of dollars annually.  Each of these markets has unique challenges or barriers to entry.  We believe with the strategies we are developing, we will be well positioned to grow our future market share based on our commitment to innovation and meeting the changing needs and demographics of ammunition buyers.
Our History
Our ammunition manufacturing business has been fully operational for just over one year.  Although our corporate entity commenced in 1990 as a textile manufacturer and importer, then called Retrospettiva, our manufacturing operations formally began in 2017 when we acquired our ammunition business through a Share Exchange agreement.
Results of Operations
Our financial results for the three months ended June 30, 2018 more accurately reflect our newly positioned organization.  We believe that we have hired a strong team of professionals, developed innovative products, and raised capital sufficient to establish our presence as a high-quality ammunition provider. Our gross profit margin increased 75% over the comparable three-month period in 2017. The increase is a result of increased sales through all of our product lines and production efficiencies related to automated equipment. We had expenses related to new equipment and product lines and had an increase of expenses related to our raw materials and overhead. We intend to improve our operational efficiencies to further increase our gross profit percentage.

The following table presents summarized financial information taken from our consolidated statements of operations for the three months ended June 30, 2018 compared with the three months ended June 30, 2017:

	For the Three Months Ending
	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
Net Sales	$1,250,028	$315,579
Cost of Products Sold	1,105,456	294,764
Gross Margin	144,572	20,815
Sales, General & Administrative Expenses	1,923,901	800,926
Loss from Operations	(1,779,329)	(780,111)
Interest and other income (expense), net	(1,497)	(22,741)
Loss before provision for income taxes	$(1,780,826)	$(802,852)
Provision for income taxes	-	-
Net Loss	$(1,780,826)	$(802,852)

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the periods ended June 30, 2018 and June 30, 2017.  “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names:  STREAK VISUAL AMMUNITION™, One Precise Shot (OPS), Night Ops, Jeff Rann, and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers.  The majority of our “Standard Ammunition” is manufactured within our facility, but may also include completed ammunition that has been acquired in the open market for sale to others.  Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries much lower gross margins.

	Three Months Ended
	June 30, 2018	June 30, 2017
Proprietary Ammunition	$725,915	$38,808
Standard Ammunition	524,113	276,771
Total Sales	$1,250,028	$315,579

Sales for the three months ended June 30, 2018 increased 296%, or $934,449, over the three months ended June 30, 2017.  This was a direct result of $687,107 of increased sales from our proprietary lines of ammunition through retail and online sales programs, coupled with $247,342 of increased sales in bulk pistol and rifle ammunition, summarized in Standard Ammunition above.
The increase in our proprietary line was primarily associated with sales of the STREAK VISUAL AMMUNITION™ suite of products, as well as the introductory sales of the new Jeff Rann line of hunting ammunition.  Our standard ammunition also increased through sales to commercial distributors and our online customer base.
We are focused on continuing to grow top line revenue quarter-over-quarter as we continue to expand sales into commercial markets and initiate sales to U.S. law enforcement, military, and international markets.
However, it is important to note that, although U.S. Law Enforcement, military and international markets represent significant opportunities for our company, they also have a long sales cycle. Our Global Tactical Defense Division is currently working to establish distribution, both in the United States and abroad. To date, we have signed three U.S. distributors, covering 15 states, a sales representative to assist with U.S. Military sales, and are working to establish exclusive distribution in several countries approved by the U.S. State Department.
Sales outside of the United States require licenses and approval from the U.S. State Department, which could take six months to a year for processing. On May 18, 2018, we received renewal for our registration with the International Traffic in Arms Regulations (ITAR). This permits the Company to manufacture, broker, and export ammunition and other items covered under ITAR. Each transaction will be reviewed on a per order basis to comply with ITAR.

Cost of Goods Sold
Cost of goods sold increased by approximately $810,692 for the three months ended June 30, 2018 compared with the three months ended June 30, 2017.  This was the result of higher sales for the period and the expensing of increased labor, overhead, and raw materials used to produce finished product during the period.   This increase is also the result of three full months of operations in 2018 compared with a partial period for the comparable period in 2017, following our acquisition of the Payson, Arizona manufacturing facility.   As a percentage of sales, cost of goods sold decreased by 5.32% from 93.4% for the three-month period ended June 30, 2017 to 88.4% for the three-month period ended June 30, 2018.
Also included in costs of goods sold for the periods ended June 30, 2018 and June 30, 2017 were royalties paid to the patent holder discussed in Note 2 “Patents” of the financial statements.  Specifically, we are required to pay $0.01 per round for each round of ammunition we sell that incorporates the licensed technology.  To date, our STREAK VISUAL AMMUNITION™ product line is the only line incorporating this feature.  In total, we accrued $7,147 for the three months ended June 30, 2018.  There was no royalty payment made for the same period in 2017, as this predates the License Agreement.
Gross Margin
Our gross margin percentage increased to 11.57% from 6.60%, a 75% increase, during the three months ended June 30, 2018 as compared to the same period in 2017.  This was a direct result of the increase in net sales, enabling us to more fully leverage our fixed manufacturing costs.
Our production facility was designed to manufacture approximately 200 million rounds of ammunition a year, when fully staffed.  To date, we are operating at a fraction of that volume, while maintaining equivalent: quality systems, regulatory compliance, equipment and facility costs, as well as plant management.
We believe as we continue to grow sales through new markets and expanded distribution that our gross margins will also increase, as evidenced by the improvement over this time last year.  Our goal in the next 12 to 24 months is to continue to improve our gross margins.  This will be accomplished through the following:
•	Increased product sales, specifically of proprietary lines of ammunition, like the STREAK VISUAL AMMUNITION™, OPS and Stelth that carry higher margins as a percentage of their selling price;
•	Introduction of new lines of ammunition that historically carry higher margins in the consumer and government sectors;
•	Reduced component costs through expansion of strategic relationships with component providers;
•
Expanded use of automation equipment that reduces the total labor required to assemble finished products (automated assembly and inspection equipment was procured and installed during the quarter ended 6/30/2018);

•	And, better leverage of our fixed costs through expanded production to support the sales objectives.

Sales, General, and Administrative Expenses
During the three-month period ended June 30, 2018, our sales, general, and administrative expenses increased by approximately $1.1 million over the comparable three-month period in 2017.  This increase was the result of increased payroll expense as we expanded our sales and support team, stock compensation expensed during the period, and trade show and marketing costs associated with introducing our STREAK VISUAL AMMUNITION™, Jeff Rann and rebranded OPS™ and Stelth product lines, as well as increased costs associated with investor and public relations.  We expect to see administrative expenditures decrease as a percentage of sales late in the 2018 calendar year, as we leverage our work force and expand our sales opportunities.

As a percentage of total sales, general, and administrative expenses decreased by more than 39% for the three months ended June 30, 2018 compared with the three months ended June 30, 2017. In 2017, sales and administrative expenses included costs associated with the start-up of the new operations, marketing efforts to brand our company and our proprietary products, and compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, newly appointed board members, and key consultants for the organization.  The Company also recognized increased expenditures in investor relations as it prepared its application for up-listing from the OTC exchange to NASDAQ.
..

Interest and other Expenses
For the three-month period ended June 30, 2018, interest and other expenses decreased by $21,244 compared with the comparable three-month period in 2017.

Net Loss
As a result of higher production, selling, and payroll expenses, we ended the three-month period ended June 30, 2018 with a net loss of approximately $1.8 million compared with a net loss of approximately $802,000 for the three-month period ended June 30, 2017.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of June 30, 2018, we had $7,066,522 of cash and cash equivalents, an increase of $4,381,643 from March 31, 2018.

Working Capital is summarized and compared as follows:

	June 30, 2018	March 31, 2018
Current assets	$11,224,651	$8,323,045
Current liabilities	926,291	1,120,582
	$10,298,360	$7,202,463

Changes in cash flows are summarized as follows:

Operating Activities

For the three-month period ended June 30, 2018, net cash used in operations totaled $1,774,419. This was the result of a net loss of $1,780,826, increases in our period end inventory of $718,232, a $164,157 decrease in accounts payable and accrued liabilities, and increases in deposits of $132,178, much of which was used for equipment and marketing endcaps.  The cash used in operations were partially offset by a reduction in accounts receivable, and the benefit of non-cash expenses for depreciation and amortization of $88,692, employee stock compensation of $319,375, and stock grants totaling $111,402.

For the three-month period ended June 30, 2017, net cash used in operations totaled $952,957. This was the result of a net loss of $802,852 and increases in our accounts receivable of $210,129. Additionally, there were increases of $56,792 in our inventories, $44,699 in our accounts payable and accrued liabilities, decreases of $36,840 in our prepaid expenses and $35,277 of depreciation and amortization expense.

Investing Activities

During the three-month period ended June 30, 2018, we used $566,364 in net cash for investing activities compared with $856 for the comparable period in 2017. The $566,364 was used to purchase fixed assets such as equipment and leasehold improvements to increase production at our Payson, Arizona manufacturing facility, and end caps displays for the sale of our product at retailers.

For the year ended June 30, 2017, we used $856 in net cash for investing activities.  The total $856 was used to purchase computer equipment for our office.

Financing Activities

We financed our operations primarily from the issuance of equity instruments. During the three-month period ended June 30, 2018, net cash provided by financing activities was $5,025,662.  This was the net effect of $3,247,030 generated from the sale of Common Stock, $2,354,125 from the exercise of warrants, net of cash payments of $545,359 to our investment banker in conjunction with the Unit offering, as well as a payment of $30,134 toward our insurance premium note payable.

We financed our operations primarily from the issuance of equity and debt instruments.  For the three months ended June 30, 2017, net cash provided by financing activities was $898,442.  This was the net effect of $1,335,625 generated from the Unit offering.  These sales of our securities were offset by the repayment of notes payable totaling $397,960, the repayment of $39,223 for our insurance premium note payable.

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
We are making plans to expand our manufacturing footprint to accommodate additional automation equipment.  We intend to pay for these improvements from working capital and will amortize the costs over the remaining lease period.
The following table outlines our future contractual financial obligations associated with this lease by fiscal period in which payment is expected, as of June 30, 2018:

	2019	2020	2021	2022	Total
Payson Lease	$90,000	$120,000	$120,000	$80,000	$410,000

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

Inventory

We state inventories at the lower of cost and net realizable value.  We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead.  We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories.  These provisions are based on our best estimates.  At June 30, 2018, and March 31, 2018, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.
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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels.  During the three-month period ended June 30, 2018, and the three-month period ended June 30, 2017, we collected and remitted $131,339 and $28,311, respectively, in excise taxes.  For ease in selling to commercial markets, excise tax is included in our unit price for the products sold.  We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2018.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value.  These financial instruments include cash, accounts payable, and amounts due to related parties.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.
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
In addition to our base of employees, we also use the services of several contract personnel and other professionals on an "as needed basis".  We plan to continue to use consultants, legal and patent attorneys, engineers and accountants as necessary.  We may also expand our staff to support the market roll-out of our products to both the commercial and government related organizations.  A portion of any key employee compensation likely would include direct stock grants, which would dilute the ownership interest of holders of existing shares of our Common Stock.
Expected purchase or sale of plant and significant equipment
We anticipate investing significant resources in the purchase equipment and ammunition technologies in the coming months as we scale production operations throughout the fiscal year of 2019. These purchases will be funded through working capital, the sale of our common stock, convertible debt, and bank financing.  We believe these additions will significantly improve our plant capacity and reduce our cost per unit sold.

Additionally, we purchased equipment to handle larger calibers of ammunition which we believe will allows us to gain competitiveness with hunting and military customers. The equipment cost $665,500 and has a useful life of 7 years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in internal controls
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Quarterly period from April 1, 2018 to June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
1. Quarterly Issuances:
The authorized capital of the Company is 100,000,000 common shares with a par value of $0.001 per share.  During the Quarterly period from April 1, 2018 to June 30, 2018, the Company sold 1,967,886 shares of its common stock for an average price of $1.65 per share and collected proceeds of $3,247,030. Additionally, 1,007,400 shares of common stock were issued through the exercise of 1,007,400 warrants at an average exercise price of $2.34 and a total of $2,354,125 proceeds were collected.
2. Subsequent Issuances:
Subsequent to June 30, 2018 through the date these financials were available for issuance, the Company sold an additional 965,400 shares of common stock for $2,413,500.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ron Shostack.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ron Shostack.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: August 14, 2018	By: Fred W. Wagenhals, Chief Executive Officer

/s/ Ron Shostack
Dated: August 14, 2018	By: Ron Shostack, Chief Financial Officer