Form 10-Q
period 2018-09-30
AMMO, INC.
filed 2018-11-14
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	001-13101	83-1950534
(State of incorporation)	(Commission File No.)	(I.R.S. Identification Number)

6401 East Thomas Road, #106, Scottsdale, AZ 85251

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number including area code: (480) 947-0001

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of October 31, 2018, there were 34,300,686 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

Ammo, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	March 31, 2018
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$6,697,838	$4,381,643
Accounts receivable, net of allowance for doubtful accounts of $17,046 at September 30, 2018 and $23,046 at March 31, 2018	1,066,411	1,201,117
Due from related parties	18,308	14,204
Inventories, at lower cost or market, principally average cost method	3,378,406	2,405,007
Prepaid expenses	401,753	321,074
Total Current Assets	11,562,716	8,323,045
Equipment, net of accumulated depreciation of $249,493 at September 30, 2018 and $113,158 at March 31, 2018	2,262,906	1,241,326
Other Assets:
Deposits	148,463	16,300
Licensing agreements, net of accumulated amortization of $83,333 at September 30, 2018 and $58,333 at March 31, 2018	166,667	191,667
Patents, net of accumulated amortization of $92,164 at September 30, 2018 and $49,627 at March 31, 2018	857,836	900,373
Acquisition Deposit	250,000
TOTAL ASSETS	$15,248,588	$10,672,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$557,844	$479,465
Accrued liabilities	402,653	541,210
Insurance premium note payable	27,909	99,907
Total Current Liabilities	988,406	1,120,582
Shareholders’ Equity:
Common Stock, $0.001 par value, 200,000,000 shares authorized 32,600,684 and 28,394,503 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively	32,601	28,394
Additional paid-in capital	25,329,998	17,264,888
Accumulated (Deficit)	(11,102,417)	(7,741,153)
Total Shareholders’ Equity	14,260,182	9,552,129
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,248,588	$10,672,711

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017

Net Sales	$1,462,859	$152,612	$2,712,887	$468,191

Cost of Goods Sold, includes depreciation and amortization of $95,807, $36,606, $169,102, and $69,593, respectively, and federal excise taxes of $151,491, $13,761, $282,830, and $42,072, respectively	1,274,640	99,119	2,380,096	393,883
Gross Margin	188,219	53,493	332,791	74,308

Operating Expenses
Selling and marketing	228,390	120,404	579,806	391,305
Corporate general and administrative	722,737	282,185	1,400,837	659,832
Employee salaries and related expenses	796,751	193,519	1,675,739	343,607
Depreciation expense	19,373	1,909	34,770	4,199
Total operating expenses	1,767,251	598,017	3,691,152	1,398,943
Loss from Operations	(1,579,032)	(544,524)	(3,358,361)	(1,324,635)

Other (Expenses)
Interest expense	(1,406)	(24,261)	(2,903)	(47,002)

(Loss) before Income Taxes	(1,580,438)	(568,785)	(3,361,264)	(1,371,637)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(1,580,438)	$(568,785)	$(3,361,264)	$(1,371,637)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	32,454,308	19,484,094	31,429,324	19,203,042
(Loss) per share	$(0.05)	$(0.03)	$(0.11)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended September 30, 2018

(Unaudited)

	Common Shares		Additional
	Number	Par Value	Paid-In Capital	Accumulated (Deficit)	Total

Balance as of March 31, 2018	28,394,503	$28,394	$17,264,888	$(7,741,153)	$9,552,129

Common stock issued for cash	1,967,886	1,968	3,245,062	-	3,247,030
Common stock issued for exercised warrants	1,972,800	1,973	4,765,652	-	4,767,625
Common stock issued for cashless warrant exercise	10,495	11	(11)	-	-
Fundraising cost	-	-	(719,974)	-	(719,974)
Common stock issued for services	5,000	5	22,345	-	22,350
Employee stock awards	250,000	250	482,375	-	482,625
Stock Grants	-	-	269,661	-	269,661
Net loss for period ended September 30, 2018	-	-	-	(3,361,264)	(3,361,264)

Balance as of September 30, 2018	32,600,684	32,601	25,329,998	(11,102,417)	14,260,182

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (Loss)	$(3,361,264)	$(1,371,636)
Adjustments to reconcile Net (Loss) to Net Cash provided by operations:
Depreciation and amortization	203,872	73,792
Stock Grants	269,661	-
Stock for Services	22,350	62,500
Employee stock awards	482,625	-
Changes in Current Assets and Liabilities
Accounts receivable	140,706	(252,158)
Allowance for doubtful accounts	(6,000)	-
Due to (from) related parties	(4,104)	29,253
Inventories	(973,399)	(114,521)
Prepaid expenses	(80,679)	182,217
Deposits	(132,163)	-
Accounts payable	78,379	83,713
Accrued liabilities	(138,557)	39,896
Net cash used in operating activities	(3,248,573)	(1,266,944)

Cash flows from investing activities
Purchase of equipment	(1,157,915)	(4,170)
Acquisition Deposit	(250,000)
Net cash used in investing activities	(1,407,915)	(4,170)

Cash flow from financing activities
Convertible note payment	-	(100,000)
Note payment - related party	-	(373,000)
Insurance premium note payment	(71,998)	(60,967)
Sale of common stock	3,247,030	1,746,875

(Continued)

Ammo, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2018	2017

Common stock issued for exercised warrants	4,767,625	-
Organizational and fundraising costs	(719,974)	-
Net cash provided by financing activities	7,222,683	1,212,908

Net increase in cash	2,316,195	(58,206)
Cash, beginning of period	4,381,643	100,135
Cash, end of period	$6,697,838	$41,929

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$2,903	$6,545
Income taxes

Non-cash investing and financing activities:
Additional paid-in-capital	(11)	-
Common Stock	11	-
Prepaid interest		(46,188)
Additional paid-in-capital		46,188
Prepaid legal services		(224,000)
Issuance of common stock		224,000
Notes payable - related parties		200,000
Issuance of common stock		750,000
Patent acquisitions		(950,000)
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and March 31, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

We were formed under the name Retrospettiva, Inc. in November 1990 to manufacture and import textile products, including both finished garments and fabrics. We were inactive until the following series of events in December 2016 and March 2017.

On December 15, 2016, the Company’s majority shareholders sold 475,681 (11,891,976 pre-split) of their outstanding shares to Mr. Fred W. Wagenhals (“Mr. Wagenhals”) resulting in a change in control of the Company. Mr. Wagenhals was appointed as sole officer and the sole member of the Company’s Board of Directors.

The Company also approved (i) doing business in the name AMMO, Inc., (ii) a change to the Company’s OTC trading symbol to POWW, (iii) an agreement and plan of merger to re-domicile and change the Company’s state of incorporation from California to Delaware, and (iv) a 1-for-25 reverse stock split (“Reverse Split”) of the issued and outstanding shares of the common stock of the Company. As a result of the reverse split, the previous issued and outstanding shares of common stock became 580,052 shares; no shareholder was reversed below 100 shares and any and all fractional shares resulting from the reverse split were rounded up to the next whole share. All references to the outstanding stock have been retrospectively adjusted to reflect this split. These transactions were effective as of December 30, 2016.

On March 17, 2017, the Company entered into a definitive agreement with AMMO, Inc., a Delaware Corporation (PRIVCO) under which the Company acquired all of the outstanding shares of common stock of (PRIVCO). Under the terms of the Agreement, the Company issued 17,285,800 newly issued shares of common stock of the Company. In connection with this transaction the Company retired 475,681 shares of common stock and issued 500,000 shares of common stock to satisfy an issuance commitment. The acquisition was considered to be a capital transaction. The transaction was the equivalent to the issuance by PRIVCO of 604,371 shares to the Company’s shareholders accompanied by a recapitalization. The weighted average number of outstanding shares has been adjusted for this transaction.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

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

The accompanying financial statements should be read in conjunction with the audited financial statements and related disclosures contained in the Company’s Annual Transition Report filed with the SEC on Form 10-KT for three-month transition period ended March 31, 2018. The results for the three and six month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended September 30, 2018 and 2017, (b) the financial position at September 30, 2018 and (c) cash flows for the six month periods ended September 30, 2018 and 2017.

We use the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”) and all amounts are expressed in U.S. dollars. We have adopted a March 31 year end.

Unless the context otherwise requires, all references to “Ammo”, “we”, “us”, “our,” or the “Company” are to AMMO, Inc., a Delaware corporation.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and March 31, 2018

(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of Ammo, Inc. and its wholly owned subsidiaries, SNI, LLC, Ammo Munitions, Inc. and Ammo Technologies, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At September 30, 2018 and March 31, 2018, we reserved $17,046 and $23,046, respectively, of allowance for doubtful accounts.

License Agreements

We are a party to a license agreement with Jesse James, a well-known motorcycle designer, and Jesse James Firearms, LLC, a Texas limited liability company, or JJF. The license agreement grants us the exclusive worldwide rights through October 15, 2021 to Mr. James’ image rights and trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of Jesse James Branded Products. In addition, Mr. James agreed to make himself available for certain promotional activities and to promote Jesse James Branded Products through his own social media outlets. We agreed to pay Mr. James royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses. We also issued 100,000 shares of our common stock upon the execution of the license agreement with the potential issuance of up to 75,000 additional shares of common stock upon achieving certain gross sales with $15 million in gross sales required to earn the entire 75,000 shares.

We are a party to a license agreement with Jeff Rann, a well-known wild game hunter and spokesman for the firearm and ammunition industries. The license agreement grants us through February 2022 the exclusive worldwide rights to Mr. Rann’s image rights and trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of all Jeff Rann Branded Products. Mr. Rann agreed to make himself available for certain promotional activities and to promote the Branded Products through his own social media outlets. We agreed to pay Mr. Rann royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses. We also issued 100,000 shares of our common stock upon the execution of the license agreement with the potential issuance of 75,000 additional shares of common stock upon achieving certain gross sales with $15 million in gross sales required to earn the entire 75,000 shares.

Amortization expense for the license agreements for the three and six months ended September 30, 2018 and 2017 were $12,500, $17,778, $25,000 and $32,361, respectively.

Patents

On September 28, 2017, Ammo Technologies Inc. (“ATI”), an Arizona corporation, which is 100% owned by us, merged with Hallam, Inc, a Texas corporation, with ATI being the survivor. Under the terms of the Merger, we, the sole shareholder of Ammo Technologies Inc., issued to Hallam, Inc.’s two shareholders, 600,000 shares of our common stock, subject to restrictions, and payment of $200,000. The first payment of $100,000 to the Hallam, Inc. shareholders was paid on September 13, 2017, and the second payment of $100,000 was paid on February 6, 2018.

The shares were valued at $1.25 and the aggregate value of $950,000 was recorded as a patent asset. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028. Patent amortization expense the three months and six months ended September 30, 2018 were $21,269 and $42,537, respectively. There was no amortization in the comparable 2017 periods.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and March 31, 2018

(Unaudited)

Under the terms of the Merger, ATI succeeded to all of the assets of Hallam, Inc. and assumed the liabilities of Hallam, Inc., which were none. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette. The license was formally amended and assigned to Ammo Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Agreement. Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date. Under the terms of the Exclusive License Agreement, the Company is obligated to pay a royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the six months ended September 30, 2018, the Company accrued $18,480 under this agreement. For the comparable period in 2017, no amounts were accrued and paid to the patent holder as this agreement was not executed.

Subsequent to September 30, 2018, we completed the acquisition of SW Kenetics Inc. on October 5, 2018 (See Note 6). Included in the acquisition was a pending patent for modular projectiles that will be assigned to the Company.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three and six months ended September 30, 2018 and the three and six months ended September 30, 2017.

Revenue Recognition

We generate revenue from the production and sale of ammunition. We recognize revenue when it is realized or realizable and earned.

We consider revenue realized or realizable and earned when all of the following criteria are met:

●	persuasive evidence of an arrangement exists
●	the product has been shipped to the customer
●	the sales price is fixed or determinable
●	collectability is reasonably assured
●	recognition of any returns, refunds or product warranties

For the six and three months ended September 30, 2018, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

PERCENTAGES
	Revenues	Accounts Receivable
For the Six-Months ended September 30, 2018
Customers:
A	29.98%	-
B	23.82%	57.74%
C	12.95%	-
D	-	23.02%
	66.75%	80.76%
For the Three-Months ended September 30, 2018
Customers:
A	-	-
B	44.17%	57.74%
C	16.29%	-
D	16.78%	23.02%
	77.24%	80.76%

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and March 31, 2018

(Unaudited)

Advertising Costs

We expense advertising costs as they are incurred. We incurred advertising of $109,747 and $256,362 for the three and six months ended September 30, 2018, respectively.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). There were 250,000 shares of common stock issued to employees, members of the Board of Directors, and members of the Advisory Committee for services during the six months ended September 30, 2018.

On March 12, 2018, we entered into an employment agreement with an executive, that included, among other provisions, an equity grant of 400,000 shares of restricted common stock that vests at the rate of 100,000 shares annually for four years. The $660,000 compensation value is being recognized ratably on a straight-line basis over the four-year period covered by the agreement.

On May 1, 2018, we entered into an employment agreement that included, among other provisions, an equity grant of 100,000 shares of restricted common stock that vests at the rate of 33,333 shares annually for three years. The $250,000 compensation value is being recognized on a straight-line basis over the three-year period covered by the agreement.

On September 27, 2018, we entered into three separate employment agreements, that each included, among other provisions, an equity grant of 80,000 shares of restricted common stock that vests at the rate of 20,000 shares annually for four years. Each compensation value of $261,000 ($783,000 total) is being recognized on a straight-line basis over the four-year period covered by the agreement.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at various times. As of September 30, 2018, our bank account balances exceeded federally insured limits.

Income Taxes

We file federal and state income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with Accounting Standards Codification 740 - Income Taxes (“ASC 740”). The provision for income taxes includes federal, state, and local income taxes currently payable, and deferred taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable amounts in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. In accordance with ASC 740, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We measure recognized income tax positions at the largest amount that is greater than 50% likely of being realized. We reflect changes in recognition or measurement in the period in which the change in judgment occurs. We currently have substantial net operating loss carryforwards. We have recorded a valuation allowance equal to the net deferred tax assets due to the uncertainty of the ultimate realization of the deferred tax assets.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and March 31, 2018

(Unaudited)

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There were no known contingencies at September 30, 2018 or March 31, 2018.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. We adopted ASU 2014-09 as of January 1, 2018, and it did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows for the period ended September 30, 2018.

Sales are initiated in three ways –

●	third party sales representative obtains signed sales order from a customer
●	direct contact by in-house sales representatives who obtains signed sales order
●	electronic purchase order from a customer (usually the very large customers)

Once the sales order has been received the inventory control department will pull the purchased items from the inventory or if needed will request the manufacture of a specific product. When the items that were ordered are available for shipment, the merchandise is prepared for shipping and shipped by FedEx or common carrier.

All sales are recorded upon shipment and, depending on credit worthiness of customer, the payment terms will vary from thirty (30) to sixty (60) days. No refunds are allowed on any product shipped.

Each product manufactured by the Company has standard specifications and performance objectives. The Company has an extensive product testing program and, if the Company were given notice of a product defect by a customer, the Company would request the return of the product so that the manufacturing defect could be identified. From inception to June 30, 2018 the Company has had no returned products related to product warranty.

The revenue recognition procedures set forth above have been used by the Company since its inception and are consistent with requirements of ASC 606 “Revenue from Contracts with Customers”.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and March 31, 2018

(Unaudited)

The amendments are effective for public companies for fiscal years that begin after December 15, 2018, and the quarterly and other interim periods in those years, the FASB said the amended guidance can be applied before it becomes effective, but businesses are not permitted to use the guidance in ASU No. 2018-07 before they have implemented ASC 606. We have evaluated the effect of the adoption of ASU 2018-07 will have on our consolidated results of operations, financial position or cash flows and determine the effects will not be material to the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Loss Per Common Share

We calculate basic loss per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants, using various methods, such as the treasury stock or modified treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 5,403,953 shares of common stock and equity grants of 740,000 shares of common stock that are potentially dilutive. All weighted average numbers were adjusted for the reverse stock split and merger transaction. Due to the loss from operations in the three and six months ended September 30, 2017 and 2018, there are no common shares added to calculate the dilutive EPS for those periods as the effect would be antidilutive.

NOTE 3 – INVENTORIES

At September 30, 2018 and March 31, 2018, the inventory balances are composed of:

	September 30, 2018	March 31, 2018
Finished product	$1,550,590	$809,680
Raw materials	1,559,864	1,471,666
Work in process	267,952	123,661

	$3,378,406	$2,405,007

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and March 31, 2018

(Unaudited)

Property and equipment consisted of the following at September 30, 2018 and March 31, 2018:

	September 30, 2018	March 31, 2018
Leasehold Improvements	$34,170	$17,772
Furniture and Fixtures	11,604	8,102
Vehicles	103,511	89,388
Equipment	2,257,822	879,871
Tooling	105,292	359,351
Total property and equipment	$2,512,399	$1,354,484
Less accumulated depreciation	(249,493)	(113,158)
Net property and equipment	2,262,906	1,241,326

Depreciation Expense for the six months and three months ended September 30, 2018 and 2017 totaled $136,335, $81,412, $41,431, and $20,737, respectively. Depreciation for the three months ended March 31, 2018 was $35,297.

NOTE 5 – CAPITAL STOCK

During the six month period ended September 30, 2018, we issued 5,906,183 shares of common stock as follows:

●	1,967,886 shares were sold to investors for $3,247,030
●	1,972,800 shares were issued through exercised warrants of $4,767,625
●	10,495 shares were issued through a cashless exercise of 14,719 warrants
●	5,000 shares were issued for services valued at $22,350
●	250,000 shares valued at $482,625 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

In April of 2018, our second placement agreement to secure equity capital from qualified investors to provide funds to our operations ended. The offering consisted of Units priced at $1.65, which included one share of common stock and one five-year warrant to purchase an additional half-share of common stock for an exercise price of $2.00 per share. Effectively, every two units purchased provided the investor with a five-year warrant at an exercise price of $2.00 per share. Units sold under this agreement totaled 1,967,886 shares of common stock and 983,943 warrants for $3,247,030 for the six month period ended September 30, 2018.

For services provided under the placement agreements, the placement agent collected a 12% cash fee on the sale of every Unit and a fee payable in warrants equaling 12% of the total Units sold. These warrants have a term of seven years and an exercise price of $1.65 per share. The cash fee totaled $389,644 for the six month period ended September 30, 2018, including reimbursed expenses.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and March 31, 2018

(Unaudited)

At September 30, 2018, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2018	$8,872,160	$2.22	1.82
Granted	1,494,112	2.04	4.22
Exercised	(1,987,519)	2.41	-
Forfeited or cancelled	(2,958,800)	2.47	-
Expired	(16,000)	2.50	-
Outstanding at September 30, 2018	5,403,953	$1.97	4.57
Exercisable at September 30, 2018	5,403,953	$1.97	4.57

As of September 30, 2018, we had 5,403,953 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase an aggregate of 349,060 shares of Common Stock at an average price of $2.50 per share over the next three years; (2) warrants to purchase 966,494 shares of Common Stock at an exercise price of $1.65 per share until March 2025; and (3) warrants to purchase 4,088,399 shares of our Common Stock at an exercise price of $2.00 per share until April 2023.

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

As of July 6, 2018, a total of 1,972,800 warrants were exercised to purchase an equivalent 1,972,800 shares of common stock at an average price of $2.42 and 2,974,800 warrants to purchase shares of Common Stock were cancelled. On July 12, 2018, the company filed a Form 8-K to report the activity of this event.

Additionally, there was a cashless exercise of 14,719 warrants resulting in the issuance of 10,495 shares of Common Stock unrelated to the call for the exercise of warrants.

On October 24, 2018, we filed Amended and Restated Articles of Incorporation with the state of Delaware. The Amended Articles increased our authorized Common Stock to a total of 200,000,000 shares, $0.001 par value, and created 10,000,000 shares of Preferred Stock, $0.001 par value.

NOTE 6 – ACQUISITIONS

On September 27, 2018, ATI entered into a definitive Agreement and Plan of Merger with SW Kenetics Inc. (“SWK”), an Arizona corporation and completed the merger on October 5, 2018. Pursuant to the agreement SWK merged with and into Ammo Technologies Inc, with ATI being the survivor. Under the terms of the agreement, we the sole shareholder of Ammo Technologies Inc, issued to SW Kenetics Inc.’s three shareholders, 1,700,002 restricted shares of our common stock, payment of $250,000 and a payment obligation of $1,250,000 subject to completion of specific milestones that we have recorded as Contingent Consideration Payable. Additionally, the 1,700,002 shares of common stock were issued with claw back provisions to ensure agreed upon objectives are met. Included among the list of milestones or events that must be completed are significant revenue goals incorporating the product technology of SWK. The initial payment of $250,000 was made as a deposit on August 20, 2018. The shares were valued at approximately $3.28, the average price of our stock from September 20, 2018 to October 4, 2018 and we will record the total purchase consideration on the intangible asset as follows:

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and March 31, 2018

(Unaudited)

Cash	$250,000
Contingent Consideration Payable	1,250,000
Common Stock	5,569,207

Total Purchase Consideration	$7,069,207

The purchase price allocation to intangible assets is preliminary. The preliminary estimated fair value recorded for the intangible asset was determined by management based on the Agreement and Plan of Merger. SWK’s significant assets only include intangible assets and we have allocated the preliminary purchase price allocation accordingly. The purchase price allocation will continue to be preliminary until a third-party valuation is completed and the fair value and useful life of the assets acquired is determined. The amounts from the valuation may significantly differ from the preliminary allocation.

SWK is a research and development firm located in Arizona that has designed a new portfolio of modular projectiles that the Company believes will advance the force capability of the United States military, as well as NATO member countries. SWK filed a patent for their technology, which is now pending with the United States Patent and Trademark Office.

NOTE 7 - SUBSEQUENT EVENTS

As detailed above, on October 5, 2018, we completed the merger with Southwest Kenetics, Inc.

On October 16, 2018, we entered into a lease agreement with Guenther Properties, LLC to lease approximately 20,826 square feet of office and warehousing space to be located at 7681 East Gray Road, Scottsdale, Arizona. Guenther Properties, LLC is required to deliver the Premises at the earlier of November 1, 2018 or upon execution of the Lease and receipt of the move-in funds. The initial term of the of the Lease expires on December 31, 2023. The first two months of the first year are free and the monthly base rent is approximately $17,702, which will increase by approximately 4.4% each year.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and March 31, 2018

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

With the prior inventory successfully sold and new products being produced, our next objective for the calendar year ending December 31, 2017 was to identify ammunition technologies unique to the industry that could be quickly implemented by our manufacturing team. We met with several organizations and projectile manufacturers looking for innovative products that could be used to establish us as a niche or high-end manufacturer for the recreational shooter, the American hunter, law enforcement, and military forces. Among the first of these technologies to meet our requirements was STREAK VISUAL AMMUNITION™, a one-way luminescent or OWL TechnologyTM application. We believe our STREAK VISUAL AMMUNITION™ line is the only non-incendiary tracer round in the ammunition market today. We secured the exclusive license to manufacture and sell the STREAK VISUAL AMMUNITION™ line of ammunition in 2017. We have filed for and received Trademark Protection for the STREAK VISUAL AMMUNITION™ product name from the United States Patent and Trademark Office (USPTO) on July 17, 2018. Additionally, we filed for Trademark Protection for the O.W.L. TechnologyTM product name on June 6, 2018. Upon completion of the transaction, we began implementing manufacturing processes to deliver the product to market.

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

Results of Operations

Our financial results for the three and six months ended September 30, 2018 more accurately reflect our newly positioned organization. We believe that we have hired a strong team of professionals, developed innovative products, and raised capital sufficient to establish our presence as a high-quality ammunition provider. Although we continue to focus on growing our top line revenue, and streamlining our operations, we did experience a decline in our gross profit margin for the three and six months ended September 30, 2018. This was the result of expenses related to new equipment installations, as well as increases to costs of raw materials and overhead.

The following table presents summarized financial information taken from our consolidated statements of operations for the three and six months ended September 30, 2018 compared with the three and six months ended September 30, 2017:

	For the Three Months Ending		For the Six Months Ending
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$1,462,859	$152,612	$2,712,887	$468,191
Cost of Products Sold	1,274,640	99,119	2,380,096	393,883
Gross Margin	188,219	53,493	332,791	74,308
Sales, General & Administrative Expenses	1,767,251	598,017	3,691,152	1,398,943
Loss from Operations	(1,579,032)	(544,524)	(3,358,361)	(1,324,635)
Interest and other income (expense), net	(1,406)	(24,261)	(2,903)	(47,002)
Loss before provision for income taxes	$(1,580,438)	$(568,785)	$(3,361,264)	$(1,371,637)
Provision for income taxes	-	-	-	-
Net Loss	$(1,580,438)	$(568,785)	$(3,361,264)	$(1,371,637)

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the periods ended September 30, 2018 and September 30, 2017. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™, One Precise Shot (OPS), Night Ops, Jeff Rann, and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. The majority of our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries much lower gross margins.

	For the Three Months Ending		For the Six Months Ending
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Proprietary Ammunition	$1,087,609	$16,646	$1,813,524	$56,267
Standard Ammunition	375,250	135,966	899,363	411,924
Total Sales	$1,462,859	$152,612	$2,712,887	$468,191

Sales for the three months and six months ended September 30, 2018 increased 859% and 479% or $1,310,247 and $2,244,695 over the three and six months ended September 30, 2017, respectively. This increase was the result of $1,070,963 and $1,757,256 of respective sales from our proprietary lines of ammunition through retail and online sales programs, coupled with $239,284 and $487,439 of increased sales in bulk pistol and rifle ammunition, summarized in Standard Ammunition above.

The increase in our proprietary line was primarily associated with sales of the STREAK VISUAL AMMUNITION™ suite of products, as well as the introductory sales of the new Jeff Rann line of hunting ammunition. Our standard ammunition also increased through sales to commercial distributors and our online customer base.

We are focused on continuing to grow top line revenue quarter-over-quarter as we continue to further expand distribution into commercial markets, introduce new product lines, and initiate sales to U.S. law enforcement, military, and international markets.

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

Cost of Goods Sold

Cost of goods sold increased by approximately $1,175,521 and $1,986,213, respectively, for the three and six months ended September 30, 2018 compared with the three months ended September 30, 2017. This was the result of expensing of increased labor, overhead, and raw materials used to produce finished product during 2018 as compared to 2017, when the Company was initiating its new operations, and selling off inventory acquired through the asset purchase.

As a percentage of sales, cost of goods sold increased by approximately 34.2% from 64.9% for the three-month period ended September 30, 2017 to 87.1% for the comparable three-month period ended September 30, 2018. This increase in 2018 was the result of costs associated with expanding operations in our Payson manufacturing facility necessary to support the growth in sales, and in preparation of a new product launch of the STREAK™ line of ammunition. For the six months ended September 30, 2018, cost of goods sold as a percentage of sales increased by approximately 4.3% from 84.1% to 87.7%. Similar to the results for the quarter, this increase was associated with expanded operations to support future growth.

Also included in costs of goods sold for the periods ended September 30, 2018 and September 30, 2017 were royalties paid to the patent holder discussed in Note 2 “Patents” of the financial statements. Specifically, we are required to pay $0.01 per round for each round of ammunition we sell that incorporates the licensed technology. To date, our STREAK VISUAL AMMUNITION™ product line is the only line incorporating this feature. In total, we accrued $11,335 and $18,480, respectively, for the three and six months ended September 30, 2018. There was no royalty payment made for the same period in 2017, as this predates the License Agreement.

Gross Margin

Our gross margin percentage decreased to 12.9% from 35.1%, a 63.3% decrease, during the three months ended September 30, 2018 as compared to the same period in 2017. Additionally, for the six months ended September 30, 2018, our gross margin decreased from 15.9% in 2017 to 12.3% in 2018, a 22.7% decrease. This was a direct result of the increased variable and fixed costs associated with expanding the Company’s manufacturing operations to support future growth.

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

We believe as we continue to grow sales through new markets and expanded distribution that our gross margins will also increase, as evidenced by the improvement over this time last year. Our goal in the next 12 to 24 months is to continue to improve our gross margins. This will be accomplished through the following:

●	Increased product sales, specifically of proprietary lines of ammunition, like the STREAK VISUAL AMMUNITION™, OPS and Stelth that carry higher margins as a percentage of their selling price;

●	Introduction of new lines of ammunition that historically carry higher margins in the consumer and government sectors;

●	Reduced component costs through expansion of strategic relationships with component providers;

●	Expanded use of automation equipment that reduces the total labor required to assemble finished products (automated assembly and inspection equipment was procured and installed during the quarter ended 6/30/2018);

●	And, better leverage of our fixed costs through expanded production to support the sales objectives.

Sales, General, and Administrative Expenses

During the three and six month period ended September 30, 2018, our sales, general, and administrative expenses increased by approximately $1.2 million and $2.2 million, respectively, over the comparable three and six month periods in 2017.

These increases were the result of increased payroll expense as we expanded our sales and support teams, stock compensation, trade show and marketing costs associated with introducing our new lines of ammunition. We also experienced increases as a result of new investor and public relations programs, and professional fees associated with our acquisition activity, our public filings, and our efforts to uplist the Company from the OTC to a national exchange.

As a percentage of total sales, general, and administrative expenses decreased by more than 69% and 54%, respectively, for the three and six months ended September 30, 2018 compared with the three and six months ended September 30, 2017.

Interest and other Expenses

For the three and six month periods ended September 30, 2018, interest and other expenses decreased by $22,855 and $44,098, respectively, compared with the comparable three and six month period in 2017.

Net Loss

As a result of higher production, selling, and payroll expenses, we ended the three month period ended September 30, 2018 with a net loss of approximately $1.6 million compared with a net loss of approximately $569,000 for the three month period ended September 30, 2017. Additionally, due to the same reasons listed above, we ended the six month period ended September 30, 2018 with a net loss of approximately $3.4 million compared with a net loss of $1.4 million for the same six month period in 2017.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of September 30, 2018, we had $6,697,838 of cash and cash equivalents, an increase of $2,316,195 from March 31, 2018.

Working Capital is summarized and compared as follows:

	September 30, 2018	March 31, 2018
Current assets	$11,562,716	$8,323,045
Current liabilities	988,406	1,120,582
	$10,574,310	$7,202,463

Changes in cash flows are summarized as follows:

Operating Activities

For the six month period ended September 30, 2018, net cash used in operations totaled $3,498,573. This was the result of a net loss of $3,361,264, increases in our period end inventory of $973,399, a $140,706 decrease in accounts receivable, and increases in deposits of $132,163, much of which was used for equipment and marketing endcaps. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of $203,872, employee stock compensation of $482,625, stock grants totaling $269,661 and common stock issued for services totaling $22,350.

For the six month period ended September 30, 2017, net cash used in operations totaled $1,266,944. This was the result of a net loss of $1,371,636 and increases in our accounts receivable and inventory of $252,158 and $114,521 respectively. These uses of cash were offset by increases of $123,609 in our accounts payable and accrued liabilities, decreases of $182,217 in our prepaid expenses, stock compensation for services of $62,500 and $73,792 of depreciation and amortization expense.

Investing Activities

During the six month period ended September 30, 2018, we used $1,407,915 in net cash for investing activities compared with $4,170 for the comparable period in 2017. Of the total cash used for investing activities, $1,157,915 was used to purchase fixed assets such as new production equipment and leasehold improvements to expand production at our Payson, Arizona manufacturing facility, to acquire end cap displays for the sale of our product at retailers. The remaining $250,000 was used as consideration for acquiring SW Kenetics Inc.

For the year ended September 30, 2017, we used $4,170 in net cash for investing activities. The total $4,170 was used to purchase equipment for our office.

Financing Activities

We financed our operations primarily from the issuance of equity instruments. During the six month period ended September 30, 2018, net cash provided by financing activities was $7,222,683. This was the net effect of $3,247,030 generated from the sale of Common Stock, $4,767,625 from the exercise of warrants, net of cash payments of $719,974 to our investment banker in conjunction with the Unit offering, as well as a payment of $71,998 toward our insurance premium note payable.

We financed our operations primarily from the issuance of equity instruments. For the six months ended September 30, 2017, net cash provided by financing activities was $1,212,908. This was the net effect of $1,746,875 generated from the Unit offering. These sales of our securities were offset by the repayment of notes payable totaling $473,000, the repayment of $60,697 for our insurance premium note payable.

Liquidity and Capital Resources

Existing working capital, cash flow from operations, bank borrowings, and sales of equity and debt securities are expected to be adequate to fund our operations over the next 12 months. Generally, we have financed operations to date through the proceeds of stock sales, bank financings, and related-party notes.

We believe financing will be available, both through conventional financing relationships and through the continued sales of our Common Stock. However, there is no assurance that such funding will be available on terms acceptable to us or at all. We believe that our current cash on hand, coupled with alternative sources of funding will be sufficient to satisfy intended capital expenditures, potential acquisitions and general liquidity requirements through at least the next 12 months.

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

The following table outlines our future contractual financial obligations associated with this lease by fiscal period in which payment is expected, as of September 30, 2018:

	2019	2020	2021	2022	Total
Payson Lease	$60,000	$120,000	$120,000	$80,000	$380,000

On October 16, 2018, we entered into a triple-net operation lease for approximately 20,826 square feet of office and warehousing space to be located at 7681 East Gray Road, Scottsdale, Arizona. The lessor is required to deliver the premises at the earlier of November 1, 2018 or upon execution of the Lease and receipt of the move-in funds. The initial term of the of the Lease expires on December 31, 2023. The first two months of the first year are free and the monthly base rent is approximately $17,702, which will increase by approximately 4.4% each year.

The following table outlines our future contractual financial obligations associated with this lease by fiscal period in which payment is expected, as of September 30, 2018:

	2019	2020	2021	2022	2023	2024	Total
Scottsdale Lease	$53,106	$216,591	$226,587	$236,583	$246,580	$147,240	$1,126,687

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

Inventory

We state inventories at the lower of cost and net realizable value. We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead. We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories. These provisions are based on our best estimates. At September 30, 2018, and March 31, 2018, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

Revenue Recognition

We generate revenue from the production and sale of ammunition. We recognize revenue when it is realized or realizable and earned.

We consider revenue realized or realizable and earned when all of the following criteria are met:

●	persuasive evidence of an arrangement exists

●	the product has been shipped to the customer

●	the sales price is fixed or determinable

●	collectability is reasonably assured

●	recognition of any returns, refunds or product warranties

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three month period ended September 30, 2018, and the three month period ended September 30, 2017, we recognized $151,491 and $13,761, respectively, in excise taxes. For the six month periods ending September 30, 2018 and 2017, we recognized $282,830 and $42,072, respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable, and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes

We follow ASC subtopic 740-10, “Accounting for Income Taxes”) for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggest that is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

In addition to our base of employees, we also use the services of several contract personnel and other professionals on an “as needed basis”. We plan to continue to use consultants, legal and patent attorneys, engineers and accountants as necessary. We may also expand our staff to support the market roll-out of our products to both the commercial and government related organizations. A portion of any key employee compensation likely would include direct stock grants, which would dilute the ownership interest of holders of existing shares of our Common Stock.

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

Further, we acquired SW Kenetics Inc., a research and development company with a new design portfolio of modular projectiles that we believe will attract military customers. The acquisition price was based upon the future value recognized through sales of these proprietary rounds.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Quarterly period from July 1, 2018 to September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

The authorized capital of the Company is 200,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Preferred Stock with a $0.001 par value per share. During the Quarterly period from July 1, 2018 to September 30, 2018, 965,400 shares of common stock were issued through the exercise of 965,400 warrants at an average exercise price of $2.50 and a total of $2,413,500 proceeds were collected. Additionally, there were 5,000 shares issued for services valued at $22,350 and 92,500 shares valued at a total of $163,250 or approximately $1.76 per share were issued for employee stock compensation.

2. Subsequent Issuances:

Subsequent to September 30, 2018, we issued 1,700,002 shares at a price per share of $3.28 for the acquisition of SW Kenetics Inc. for a preliminary valuation of $5,569,207. (Please refer to Note 6).

We did not make any other issuances subsequent to September 30, 2018 through the date these financials were available for issuance.

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

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: November 13, 2018	By:	Fred W. Wagenhals, Chief Executive Officer

/s/ Ron Shostack
Dated: November 13, 2018	By:	Ron Shostack, Chief Financial Officer

