Form 10-Q
period 2018-12-31
AMMO, INC.
filed 2019-02-14
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	001-13101	83-1950534
(State of incorporation)	(Commission File No.)	(I.R.S. Identification Number)

7680 E Gray Road, Scottsdale, AZ 85260

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

As of February 12, 2019, there were 36,666,804 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

Ammo, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$6,043,302	$4,381,643
Accounts receivable, net of allowance for doubtful accounts of $14,046 at December 31, 2018 and $23,046 at March 31, 2018	598,377	1,201,117
Due from related parties	25,558	14,204
Inventories, at lower cost or market, principally average cost method	3,951,308	2,405,007
Prepaid expenses	282,861	321,074
Total Current Assets	10,901,406	8,323,045
Equipment, net of accumulated depreciation of $341,330 at December 31, 2018 and $113,158 at March 31, 2018	2,642,987	1,241,326
Other Assets:
Deposits	55,415	16,300
Licensing agreements, net of accumulated amortization of $95,833 at December 31, 2018 and $58,333 at March 31, 2018	154,167	191,667
Patents, net of accumulated amortization of $113,433 at December 31, 2018 and $49,627 at March 31, 2018	8,559,733	900,373
TOTAL ASSETS	$22,313,708	$10,672,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$366,076	$479,465
Accrued liabilities	474,797	541,210
Insurance premium note payable	-	99,907
Contingent consideration payable	1,200,000	-
Convertible promissory notes, net of $164,495 of note issuance costs	1,545,505	-
Total Current Liabilities	3,586,378	1,120,582
Shareholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized 34,610,586 and 28,394,503 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively	34,610	28,394
Additional paid-in capital	30,407,679	17,264,888
Accumulated (Deficit)	(11,714,959)	(7,741,153)
Total Shareholders’ Equity	18,727,330	9,552,129
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,313,708	$10,672,711

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017

Net Sales	$489,080	$172,886	$3,201,967	$641,077

Cost of Goods Sold, includes depreciation and amortization of $97,219, $52,561, $266,321 and $122,154, respectively, and federal excise taxes of $44,663, $26,168, $327,492, and $68,238, respectively	580,166	434,813	2,960,262	828,696
Gross Margin	(91,086)	(261,927)	241,705	(187,619)

Operating Expenses
Selling and marketing	387,660	250,915	967,465	642,220
Corporate general and administrative	813,723	916,264	2,214,560	1,576,096
Employee salaries and related expenses	847,729	535,073	2,523,468	878,680
Depreciation expense	28,387	2,707	63,157	6,906
Total operating expenses	2,077,499	1,704,959	5,768,650	3,103,902
Loss from Operations	(2,168,585)	(1,966,886)	(5,526,945)	(3,291,521)

Other (Expenses)
Gain on bargain purchase of assets	1,599,161		1,599,161
Loss on vendor notes receivable collectability	-	135,000	-	135,000
Interest expense	(43,118)	(64,570)	(46,022)	(111,572)

(Loss) before Income Taxes	(612,542)	(1,896,456)	(3,973,806)	(3,268,093)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(612,542)	$(1,896,456)	$(3,973,806)	$(3,268,093)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	34,247,599	21,072,604	32,372,165	19,600,899
(Loss) per share	$(0.02)	$(0.09)	$(0.12)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended December 31, 2018

(Unaudited)

	Common Shares		Additional Paid-In	Accumulated
	Number	Par Value	Capital	(Deficit)	Total

Balance as of March 31, 2018	28,394,503	$28,394	$17,264,888	$(7,741,153)	$9,552,129

Common stock issued for cash	2,139,886	2,140	3,588,890	-	3,591,030
Common stock issued for exercised warrants	1,972,800	1,973	4,765,652	-	4,767,625
Common stock issued for cashless warrant exercise	10,495	11	(11)	-	-
Fundraising cost	-	-	(872,870)	-	(872,870)
Common stock issued for services	5,000	5	22,345	-	22,350
Acquisition stock issuances	1,700,002	1,700	4,622,305	-	4,624,005
Employee stock awards	437,500	437	644,287	-	644,724
Stock grants	-	-	496,143	-	496,143
Legal, advisory and consulting fees	(49,600)	(50)	(123,950)	-	(124,000)
Net loss for period ended December 31, 2018	-	-	-	(3,973,806)	(3,973,806)

Balance as of December 31, 2018	34,610,586	$34,610	$30,407,679	$(11,714,959)	$18,727,330

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net (Loss)	$(3,973,806)	$(3,268,093)
Adjustments to reconcile Net (Loss) to Net Cash provided by operations:
Depreciation and amortization	329,478	129,060
Loss on vendor notes receivable foreclosure	-	(135,000)
Imputed interest	-	46,340
Debt discount amortization	11,505	-
Stock grants	496,143	-
Stock for services	22,350	330,625
Employee stock awards	644,724	160,000
Warrants for services and interest	-	113,188
Gain on bargain purchase of assets	(1,599,161)	-
Changes in Current Assets and Liabilities
Accounts receivable	611,740	(173,893)
Allowance for doubtful accounts	(9,000)	26,046
Due to (from) related parties	(11,354)	(18,461)
Inventories	(1,546,301)	(163,442)
Prepaid expenses	38,213	173,254
Deposits	(39,115)	-
Accounts payable	(113,389)	99,531
Accrued liabilities	(66,413)	167,989
Net cash used in operating activities	(5,204,386)	(2,512,856)

Cash flows from investing activities
Purchase of equipment	(1,629,833)	(268,171)
Purchase of patent	(250,000)	(100,000)
Net cash used in investing activities	(1,879,833)	(368,171)

Cash flow from financing activities
Convertible note payment	-	(300,000)
Note payment - related party	-	(598,000)
Insurance premium note payment	(99,907)	(127,705)
Contingent consideration payment	(50,000)	-
Convertible promissory note	1,534,000	-
Sale of common stock	3,591,030	4,688,025

(Continued)

Ammo, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended December 31,
	2018	2017

Purchase of common stock	(124,000)	-
Common stock issued for exercised warrants	4,767,625	-
Collection of stock subscription	-	167,500
Common stock activity - founders shares	-	(99,355)
Organizational and fundraising costs	(872,870)	(162,750)
Net cash provided by financing activities	8,745,878	3,567,715

Net increase in cash	1,661,659	686,688
Cash, beginning of period	4,381,643	100,135
Cash, end of period	$6,043,302	$786,823

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$11,976	$7,808
Income taxes

Non-cash investing and financing activities:
Additional paid-in-capital	(11)	-
Common stock	11	-
Issuance of common stock	4,624,005	-
Contingent consideration payable	1,250,000	-
Patent acquisition	(5,874,005)	-
Prepaid legal services	-	(224,000)
Issuance of common stock	-	224,000
Notes payable - related parties	-	100,000
Issuance of common stock	-	750,000
Patent acquisitions	-	(850,000)
Stock subscription receivable	-	(5,000)
Additional paid-in-capital	-	5,000
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and March 31, 2018

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

The Company also approved (i) doing business in the name AMMO, Inc., (ii) a change to the Company’s OTC trading symbol to POWW, (iii) an agreement and plan of merger to re-domicile and change the Company’s state of incorporation from California to Delaware, and (iv) a 1-for-25 reverse stock split (“Reverse Split”) of the issued and outstanding shares of the common stock of the Company. As a result of the reverse split, the previous issued and outstanding shares of common stock became 580,052 shares; no shareholder was reversed below 100 shares, and all fractional shares resulting from the reverse split were rounded up to the next whole share. All references to the outstanding stock have been retrospectively adjusted to reflect this split. These transactions were effective as of December 30, 2016.

On March 17, 2017, the Company entered into a definitive agreement with AMMO, Inc. a Delaware Corporation (PRIVCO) under which the Company acquired all of the outstanding shares of common stock of (PRIVCO). Under the terms of the Agreement, the Company issued 17,285,800 newly issued shares of common stock of the Company. In connection with this transaction the Company retired 475,681 shares of common stock and issued 500,000 shares of common stock to satisfy an issuance commitment. The acquisition was considered to be a capital transaction. The transaction was the equivalent to the issuance by PRIVCO of 604,371 shares to the Company’s shareholders accompanied by a recapitalization. The weighted average number of outstanding shares has been adjusted for this transaction. (PRIVCO) subsequently changes its name to AMMO Munitions, Inc.

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

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Transition Report filed with the SEC on Form 10-KT for three-month transition period ended March 31, 2018. The results for the three and nine month periods ended December 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended December 31, 2018 and 2017, (b) the financial position at December 31, 2018, and (c) cash flows for the nine month periods ended December 31, 2018 and 2017.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and March 31, 2018

(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of AMMO, Inc. and its wholly owned subsidiaries, SNI, LLC, AMMO Munitions, Inc., AMMO Technologies, Inc., and Enlight Group II, LLC. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At December 31, 2018 and March 31, 2018, we reserved $14,046 and $23,046, respectively, of allowance for doubtful accounts.

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

Amortization expense for the license agreements for the three and nine months ended December 31, 2018 and 2017 were $12,500, $37,500, $7,222 and $39,583, respectively.

Patents

On September 28, 2017, AMMO Technologies Inc. (“ATI”), an Arizona corporation, which is 100% owned by us, merged with Hallam, Inc, a Texas corporation, with ATI being the survivor. Under the terms of the Merger, we issued to Hallam, Inc.’s two shareholders, 600,000 shares of our common stock, subject to restrictions, and payment of $200,000. The first payment of $100,000 to the Hallam, Inc. shareholders was paid on September 13, 2017, and the second payment of $100,000 was paid on February 6, 2018.

The shares were valued at $1.25 and the aggregate value of $950,000 was recorded as a patent asset. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028. Patent amortization expense the three months and nine months ended December 31, 2018 and 2017 were $21,269, $63,806, $25,166, and $25,166, respectively.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and March 31, 2018

(Unaudited)

Under the terms of the Merger, ATI succeeded to all of the assets of Hallam, Inc. and assumed the liabilities of Hallam, Inc., which were none. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette. The license was formally amended and assigned to AMMO Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Agreement. Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date. Under the terms of the Exclusive License Agreement, the Company is obligated to pay a royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the nine months ended December 31, 2018 and 2017, the Company accrued $22,495 and $6,000 respectively under this agreement. Additionally, $10,783 was accrued for the three month period ended March 31, 2018.

In August 2018, we applied for additional patent coverage for the manufacturing methods or application of the Hybrid Luminescence Ammunition Technology on a variety of projectile and ammunition types. The costs of filing this patent were expensed, but may be recapitalized pending the outcome of the USPTO’s review of the application.

On October 5, 2018, we completed the acquisition of SW Kenetics Inc. on (See Note 7). Under the terms of the Merger, ATI succeeded all of the assets of SW Kenetics, Inc. and assumed all of the liabilities. The primary asset of SW Kenetics Inc. was a pending patent for modular projectiles. All rights to patent pending application were assigned and transferred to AMMO Technologies, Inc. pursuant to Intellectual Property Rights Agreement on September 27, 2018.

We intend to continue building our patent portfolio to protect our proprietary technologies and processes, and will file new applications where appropriate to preserve our rights to manufacture and sell our branded lines of ammunition.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three and nine months ended December 31, 2018 and the three and nine months ended December 31, 2017.

Revenue Recognition

We generate revenue from the production and sale of ammunition. We recognize revenue according to ASC 606. When the customer obtains control over the promised goods or services, we record revenue in the amount of consideration that we can expect to receive in exchange for those goods and services. The Company applies the following five-step model to determine revenue recognition:

●	Identification of a contract with a customer
●	Identification of the performance obligations in the contact
●	determination of the transaction price
●	allocation of the transaction price to the separate performance allocation
●	recognition of revenue when performance obligations are satisfied

The Company only applies the five-step model when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated standalone selling price of each identified performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product.

For the nine and three months ended December 31, 2018, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

PERCENTAGES

	Revenues	Accounts Receivable
For the Nine-Months ended December 31, 2018
Customers:
A	26.23%	-
B	21.22%	12.89%
C	10.95%	-
D	-	39.36%
E	-	14.10%
	58.40%	66.35%
For the Three-Months ended December 31, 2018
Customers:
A	-	-
B	-	12.89%
C	-	-
D	-	39.36%
E	17.70%	14.10%
	17.70%	66.35%

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and March 31, 2018

(Unaudited)

Advertising Costs

We expense advertising costs as they are incurred. We incurred advertising of $180,589 and $436,501 for the three and nine months ended December 31, 2018, respectively.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). There were 437,500 shares of common stock issued to employees, members of the Board of Directors, and members of the Advisory Committee for services during the nine months ended December 31, 2018.

On March 12, 2018, we entered into an employment agreement with an executive that included, among other provisions, an equity grant of 400,000 shares of restricted common stock that vests at the rate of 100,000 shares annually for four years. The $660,000 compensation value is being recognized ratably on a straight-line basis over the four-year period covered by the agreement.

On May 1, 2018, we entered into an employment agreement with an executive that included, among other provisions, an equity grant of 100,000 shares of restricted common stock that vests at the rate of 33,333 shares annually for three years. The $250,000 compensation value is being recognized on a straight-line basis over the three-year period covered by the agreement.

On September 27, 2018, we entered into three separate employment agreements that each included, among other provisions, an equity grant of 80,000 shares of restricted common stock that vests at the rate of 20,000 shares annually for four years. Each compensation value of $261,000 ($783,000 total) is being recognized on a straight-line basis over the four-year period covered by the agreement.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2018, our bank account balances exceeded federally insured limits.

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

December 31, 2018 and March 31, 2018

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There were no known contingencies at December 31, 2018 or March 31, 2018.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. We adopted ASU 2014-09 as of January 1, 2018, and it did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows for the period ended December 31, 2018.

Sales are initiated in three ways –

●	third party sales representative obtains signed purchase order from a customer
●	direct contact by in-house sales representatives who obtains signed purchase order
●	electronic purchase order from a customer (usually the very large customers)

Once a customer’s order is received a sales order is generated by authorized sales or management personnel. Once approved for shipping, the sales order is entered, the inventory control department will pull the purchased items from the inventory or if needed will request the manufacture of a specific product. When the items that were ordered are available for shipment, the merchandise is prepared for shipping and shipped by FedEx or common carrier.

All sales are recorded upon shipment and, depending on credit worthiness of customer, the payment terms will vary from thirty (30) to sixty (60) days. No refunds are allowed on any product shipped.

Each product manufactured by the Company has standard specifications and performance objectives. The Company has an extensive product testing program and, if the Company were given notice of a product defect by a customer, the Company would request the return of the product so that the manufacturing defect could be identified. From inception to December 31, 2018 the Company has had no returned products related to product warranty.

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

December 31, 2018 and March 31, 2018

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

Loss Per Common Share

We calculate basic loss per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants, using various methods, such as the treasury stock or modified treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 5,510,593 shares of common stock and equity grants of 640,000 shares of common stock that are potentially dilutive. All weighted average numbers were adjusted for the reverse stock split and merger transaction. Due to the loss from operations in the three and nine months ended December 31, 2017 and 2018, there are no common shares added to calculate the dilutive EPS for those periods as the effect would be antidilutive.

NOTE 3 – INVENTORIES

At December 31, 2018 and March 31, 2018, the inventory balances are composed of:

	December 31, 2018	March 31, 2018
Finished product	$2,142,831	$809,680
Raw materials	1,764,544	1,471,666
Work in process	43,933	123,661

	$3,951,308	$2,405,007

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and March 31, 2018

(Unaudited)

Property and equipment consisted of the following at December 31, 2018 and March 31, 2018:

	December 31, 2018	March 31, 2018
Leasehold Improvements	$81,744	$17,772
Furniture and Fixtures	46,274	8,102
Vehicles	103,511	89,388
Equipment	2,642,997	879,871
Tooling	109,791	359,351
Total property and equipment	$2,984,317	$1,354,484
Less accumulated depreciation	(341,330)	(113,158)
Net property and equipment	2,642,987	1,241,326

Depreciation Expense for the nine months and three months ended December 31, 2018 and 2017 totaled $228,172, $91,837, $64,361, and $22,880, respectively. Depreciation for the three months ended March 31, 2018 was $35,297.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

On January 9, 2019, we completed the issuance of 10% Convertible Promissory Notes in the principal amount of $1,710,000 to accredited investors through a private placement in exchange for cash in an equal amount. The principal amounts were raised from the period of October 23, 2018 to December 28, 2018. As a result of the issuance of the Convertible Promissory Notes, the placement agent received an aggregate commission of $171,000, and $5,000 in escrow fees were paid, totaling $176,000 of Note Issuance Costs. As of December 31, 2018, we recorded $11,505 of interest expense related to the Note Issuance Costs.

The Maturity Date of the notes is the two year anniversary from the date of issuance. The holders have the option to convert the entire principal of the Convertible Promissory Note into Common Stock at a conversion price equal to $2.50 per share at any time until the Maturity Date, subject to “Qualified Financing.” Qualified Financing means the next equity round of financing of the Company that raises not less than $10,000,000 gross proceeds from institutional(s) or commercial lender(s) in the aggregate with any combination of Common Stock (valued at the close of the Trading Day on the date of the closing for the financing) or debt. In the event of Qualified Financing, the Convertible Promissory Notes will automatically convert 100% of the principal amount into Common Stock at a conversion price equal to $2.50 per share. As of December 31, 2018, we have accrued $22,541 of interest expense related to the Convertible Promissory Notes.

NOTE 6 – CAPITAL STOCK

During the nine month period ended December 31, 2018, we issued 6,216,083 shares of common stock as follows:

●	2,139,886 shares were sold to investors for $3,591,030
●	1,972,800 shares were issued through exercised warrants of $4,767,625
●	10,495 shares were issued through a cashless exercise of 14,719 warrants
●	5,000 shares were issued for services valued at $22,350
●	1,700,002 shares were issued to the shareholders of SW Kenetics, Inc. (subject to claw back provisions) valued $4,617,545 at in connection with the acquisition
●	437,500 shares valued at $644,724 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

In April of 2018, our second placement agreement to secure equity capital from qualified investors to provide funds to our operations ended. The offering consisted of Units priced at $1.65, which included one share of common stock and one five-year warrant to purchase an additional half-share of common stock for an exercise price of $2.00 per share. Effectively, every two units purchased provided the investor with a five-year warrant at an exercise price of $2.00 per share. Units sold under this agreement totaled 1,967,886 shares of common stock and 983,943 warrants for $3,247,030 for the nine month period ended December 31, 2018.

For services provided under the placement agreements, the placement agent collected a 12% cash fee on the sale of every Unit and a fee payable in warrants equaling 12% of the total Units sold. These warrants have a term of seven years and an exercise price of $1.65 per share. The cash fee totaled $389,644 for the nine month period ended December 31, 2018, including reimbursed expenses.

In December of 2018, we entered into a placement agreement to secure equity capital from qualified investors to provide funds to our operations. The offering consisted of Units priced at $2.00, which included one share of common stock and one five-year warrant to purchase an additional half-share of common stock for an exercise price of $2.40 per share. Effectively, every two units purchased provided the investor with a five-year warrant at an exercise price of $2.40 per share. Units sold under this agreement totaled 172,000 shares of common stock and 86,000 warrants for $344,000 for the nine month period ended December 31, 2018.

For services provided under the placement agreements, the placement agent collected a 12% cash fee on the sale of every Unit and a fee payable in warrants equaling 12% of the total Units sold. These warrants have a term of seven years and an exercise price of $2.00 per share. The cash fee totaled $41,280 for the nine month period ended December 31, 2018, including reimbursed expenses.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and March 31, 2018

(Unaudited)

At December 31, 2018, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2018	$8,872,160	$2.22	1.79
Granted	1,600,752	2.06	3.99
Exercised	(1,987,519)	2.41	-
Forfeited or cancelled	(2,974,800)	2.47	-
Outstanding at December 31, 2018	5,510,593	$1.98	4.28
Exercisable at December 31, 2018	5,510,593	$1.98	4.28

As of December 31, 2018, we had 5,510,593 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase an aggregate of 349,060 shares of Common Stock at an average price of $2.50 per share over the next three years; (2) warrants to purchase 966,494 shares of Common Stock at an exercise price of $1.65 per share until March 2025; (3) warrants to purchase 4,109,039 shares of our Common Stock at an exercise price of $2.00 per share over the next three to five years; and (4) warrants to purchase 86,000 shares of Common Stock at an exercise price of $2.40 over the next five years.

On May 24, 2018, per the terms of the private offering dated January 25, 2017, we called for the exercise of warrants to purchase a total of 4,947,600 shares of our Common Stock. According to the terms of the Warrant Purchase Agreement, the warrants could be called when the average price of our common stock traded at $5.00 per share or higher, for a consecutive 30 day period. This call provision was met on May 21, 2018. As a result, we issued formal notice to all warrant holders on May 24, 2018, advising them that they had until July 6, 2018, to exercise their warrants, or they would become null and void. The total number of warrants included in the January 25, 2017 offering were 4,947,600 and were priced as follows: 4,790,100 warrants at an exercise price of $2.50, 67,500 warrants at an exercise price of $1.25 and 90,000 warrants at an exercise price of $0.50.

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

NOTE 7 – ACQUISITIONS

On September 27, 2018, AMMO Technologies, Inc. (“ATI”) entered into a definitive Agreement and Plan of Merger with SW Kenetics Inc. (“SWK”), an Arizona corporation and completed the merger on October 5, 2018. Pursuant to the agreement SWK merged with and into AMMO Technologies, Inc., with ATI being the survivor. Under the terms of the agreement, we issued to SW Kenetics Inc.’s three shareholders, 1,700,002 restricted shares of our common stock, payment of $250,000, and a payment obligation of $1,250,000 subject to completion of specific milestones that we have recorded as Contingent Consideration Payable. Additionally, the 1,700,002 shares of common stock were issued with claw back provisions to ensure agreed upon objectives are met. Included among the list of milestones or events that must be completed are significant revenue goals incorporating the product technology of SWK. The initial payment of $250,000 was made as a deposit on August 20, 2018. The shares were each valued at $2.72, the weighted average share price of our Common Stock that was publicly traded and sold through private placement. We recorded the total purchase consideration to patents as follows:

Cash	$250,000
Contingent Consideration Payable	1,250,000
Common Stock	1,700
Additional Paid-in Capital	4,622,305
Gain on Bargain Purchase	1,599,161
Fair Value of Patent	$7,723,166

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and March 31, 2018

(Unaudited)

The fair value recorded was determined by a third party valuation firm. SWK’s significant assets only include the patent asset and the third party valuation firm allocated determined the fair value measurement based on the patent.

SWK is a research and development firm located in Arizona that has designed a new portfolio of modular projectiles that the Company believes will advance the force capability of the United States military, as well as NATO member countries. SWK filed a patent for their technology, which is now pending with the United States Patent and Trademark Office.

On December 13, 2018, the Company made a $50,000 payment to SW Kenetics, Inc. in connection with the completion of a milestone. The $50,000 payment was offset to Contingent Consideration Payable.

NOTE 8 - SUBSEQUENT EVENTS

On January 2, 2019, the Company hired a new President of Global Commercial Sales and Marketing. Included in the compensation for this position was a stock grant totaling 250,000 shares of the Company’s restricted common stock. Per the terms of the agreement, 50,000 shares were issued as a signing bonus, and the remainder shall vest ratably over the next three years, or as sales hurdles are achieved.

On January 11, 2019, Enlight Group II, LLC, a wholly owned subsidiary of Ammo, Inc., entered into Binding Letter of Intent with the Jagemann Stamping Company, a Wisconsin corporation.

On January 23, 2019, Enlight Group II, LLC executed a definitive Asset Purchase Agreement whereby Enlight Group II, LLC will acquire 100% of all the assets of Jagemann Stamping Company’s (“JSC”) ammunition casing and projectile manufacturing and sales operations. The aggregate purchase price is $15,400,000 in cash and 1,000,000 shares of AMMO, Inc.’s Common Stock for 51% of the assets and JSC will contribute 49% of the assets to Enlight Group II, LLC. The parties expect to complete the transaction on or before March 31, 2019.

Jagemann Stamping Company is engaged exclusively in the business of full-service stamping involving, among other things, the manufacture and sale of deep drawn stampings for use in the ammunition casing and projectile industries.

On January 22, 2019, we introduced our TAC-PTM or Tactical Precision line of ammunition for Military and Specialized Law Enforcement customers. TAC-PTM is our new line of defense ammunition that includes match grade capability in both a solid copper boat tail and armor piercing configurations. The TAC-P™ line is also available with our patented one-way luminescent or O.W.L. Technology™.

As of January 31, 2019, we sold an additional 1,259,500 shares of common stock and 629,750 warrants to purchase common stock at a price per share of $2.00 totaling $2,519,000. We accrued commissions of $302,280 and 151,140 warrants payable in connection with the sale of these shares. Additionally, 85,000 shares of common stock were issued to employees for stock bonuses.

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

Forward looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate,” or other similar words, or the negative thereof. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures and risk factors we include in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Reports filed on Form 8-K.

In our Form 10-K, Form 10-Q, and Form 8-K filings with the Securities and Exchange Commission, references to “AMMO, Inc.”, “AMMO”, “the Company”, “we,” “us,” “our” and similar terms refer to AMMO, Inc. and its wholly owned operating subsidiaries SNI, LLC, AMMO Munitions, Inc., AMMO Technologies, Inc., and Enlight Group II, LLC.”

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

With the prior inventory successfully sold and new products being produced, our next objective for the calendar year ending December 31, 2017 was to identify ammunition technologies unique to the industry that could be quickly implemented by our manufacturing team. We met with several organizations and projectile manufacturers looking for innovative products that could be used to establish us as a niche or high-end manufacturer for the recreational shooter, the American hunter, law enforcement, and military forces. Among the first of these technologies to meet our requirements was STREAK VISUAL AMMUNITION™, a one-way luminescent or O.W.L. TechnologyTM application. We believe our STREAK VISUAL AMMUNITION™ line is the only non-incendiary tracer round in the ammunition market today. We secured the exclusive license to manufacture and sell the STREAK VISUAL AMMUNITION™ line of ammunition in 2017. Upon completion of the transaction, we began implementing manufacturing processes to deliver the product to market. We have filed for and received Trademark Protection for the STREAK VISUAL AMMUNITION™ product name from the United States Patent and Trademark Office (USPTO) on July 17, 2018. Additionally, we filed for Trademark Protection for the O.W.L. TechnologyTM product name on June 6, 2018.

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

We also intend to increase our product offerings through potential acquisitions that bring new technologies that provide solutions for United States Military requirements. Our first step in this process is the addition of equipment to support the manufacture of 50 caliber ammunition. Not only is there an increasing demand for quality ammunition in this category for military applications, it also has a growing demand from commercial markets, and gun enthusiasts. In October of 2018, we completed the acquisition of SW Kenetics, a research development firm based in Arizona, to increase our efforts to provide unique technologies to the United State Military. These actions, among others, have resulted in the introduction of our TAC-PTM or Tactical Precision line of ammunition at the 2019 SHOT Show in Las Vegas. TAC-P™ is our new line of defense ammunition. This ammunition was designed around a match grade portfolio of projectiles, that include a solid copper boat tail and armor piercing configuration. The distinction between these rounds and other sold, is that the manufacturing process was engineered to ensure extremely tight tolerances between each projectile manufactured, ensuring for the end user that the ballistic trajectory remains consistent between rounds without regard to the actual configuration or round fired. Our TAC-P line is also available with our patented one-way luminescent or O.W.L. Technology™.

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

Our History

Our ammunition manufacturing business has been fully operational for just under two years. Although our corporate entity commenced in 1990 as a textile manufacturer and importer, then called Retrospettiva, our manufacturing operations formally began in March of 2017 when we acquired our ammunition business.

Results of Operations

Our financial results for the three and nine months ended December 31, 2018 reflect our newly positioned organization. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider. Although we continue to focus on growing our top line revenue, and streamlining our operations, we did experience a decline in our gross profit margin for the three and nine months ended December 31, 2018. This was the result of expenses related to new equipment installations, as well as increases to costs of raw materials and overhead.

The following table presents summarized financial information taken from our consolidated statements of operations for the three and nine months ended December 31, 2018 compared with the three and nine months ended December 31, 2017:

	For the Three Months Ending		For the Nine Months Ending
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$489,080	$172,886	$3,201,967	$641,077
Cost of Products Sold	580,166	434,813	2,960,262	828,696
Gross Margin	(91,086)	(261,927)	241,705	(187,619)
Sales, General & Administrative Expenses	2,077,499	1,704,959	5,768,650	3,103,902
Loss from Operations	(2,168,585)	(1,966,886)	(5,526,945)	(3,291,521)
Other income (expense)
Gain on bargain purchase	1,599,161	-	1,599,161	-
Other income (expense)	(43,118)	70,430	(46,022)	23,428
Loss before provision for income taxes	$(612,542)	$(1,896,456)	$(3,973,806)	$(3,268,093)
Provision for income taxes	-	-	-	-
Net Loss	$(612,542)	$(1,896,456)	$(3,973,806)	$(3,268,093)

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the periods ended December 31, 2018 and December 31, 2017. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™, One Precise Shot (OPS), Night Ops, Jeff Rann, and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. The majority of our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries much lower gross margins.

	For the Three Months Ending		For the Nine Months Ending
Proprietary Ammunition	$288,146	$92,179	$2,125,750	$140,804
Standard Ammunition	200,934	80,707	1,076,217	500,273
Total Sales	$489,080	$172,886	$3,201,967	$641,077

Sales for the three months and nine months ended December 31, 2018 increased 183% and 399% or $316,194 and $2,560,890 over the three and nine months ended December 31, 2017, respectively. This increase was the result of $195,967 and $1,984,946 of respective sales from our proprietary lines of ammunition through retail and online sales programs, coupled with $120,227 and $575,944 of increased sales in bulk pistol and rifle ammunition, summarized in Standard Ammunition above. Although sales in the current period increased from the respective, comparable periods, they did not meet management’s expectations. This was due to the delay of large orders that the Company originally expected to receive in the current reporting period. However, management believes that these orders will be fulfilled in future financial periods.

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

We also created through our acquisition of SWK, a new line of tactical precision ammunition to meet the lethality requirements of both the US and foreign military customers. This line was formally launched at SHOT Show in Vegas, where our Global Tactical Defense Group demonstrated or presented the capability to more than 15 countries around the world.

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

Cost of Goods Sold

Cost of goods sold increased by approximately $145,353 and $2,131,566, respectively, for the three and nine months ended December 31, 2018 compared with the three and nine months ended December 31, 2017. This was the result of expensing of increased labor, overhead, and raw materials used to produce finished product during 2018 as compared to 2017, when the Company was initiating its new operations, and selling off inventory acquired through the asset purchase.

As a percentage of sales, cost of goods sold decreased by approximately 53% from 252% for the three-month period ended December 31, 2017 to 119% for the comparable three-month period ended December 31, 2018. This decrease in 2018 was the result of increased sales, allowing us to cover a higher percentage of our fixed manufacturing costs. For the nine months ended December 31, 2018, cost of goods sold as a percentage of sales decreased by approximately 29% from 129% to 92%. Similar to the results for the quarter, this decrease was associated with increased sales absorbing a higher percentage of our fixed manufacturing costs.

Also included in costs of goods sold for the periods ended December 31, 2018 and December 31, 2017 were royalties paid to the patent holder discussed in Note 2 “Patents” of the financial statements. Specifically, we are required to pay $0.01 per round for each round of ammunition we sell that incorporates the licensed technology. To date, our STREAK VISUAL AMMUNITION™ also known as our O.W.L. Technology™ is the only product line incorporating this feature. In total, we accrued $4,015 and $22,495, respectively, for the three and nine months ended December 31, 2018. For the three and nine months ended December 31, 2017 we accrued $6,000 and $6,000 respectively under this agreement.

Gross Margin

Our gross margin percentage increased to -19% from -152%, an 88% increase, during the three months ended December 31, 2018 as compared to the same period in 2017. Additionally, for the nine months ended December 31, 2018, our gross margin increased from -29% in 2017 to 8% in 2018, a 126% increase. This was a direct result of the increased sales covering a higher percentage of both our variable and fixed costs associated with expanding the Company’s manufacturing operations.

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

We believe as we continue to grow sales through new markets and expanded distribution that our gross margins will also increase, as evidenced by the improvement over this time last year. Our goal in the next 12 to 24 months is to continue to improve our gross margins. This will be accomplished through the following:

●	Increased product sales, specifically of proprietary lines of ammunition, like the STREAK VISUAL AMMUNITION™, OPS, Stelth and now our TAC-P line, all of which carry higher margins as a percentage of their selling price;

●	Introduction of new lines of ammunition that historically carry higher margins in the consumer and government sectors;

●	Reduced component costs through expansion of strategic relationships with component providers;

●	Expanded use of automation equipment that reduces the total labor required to assemble finished products (automated assembly and inspection equipment was procured and installed during the quarter ended 6/30/2018);

●	And, better leverage of our fixed costs through expanded production to support the sales objectives.

Sales, General, and Administrative Expenses

During the three and nine month period ended December 31, 2018, our sales, general, and administrative expenses increased by approximately $370,000 and $2.7 million, respectively, over the comparable three and nine month periods in 2017.

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

As a percentage of total sales, general, and administrative expenses decreased by more than 57% and 63%, respectively, for the three and nine months ended December 31, 2018 compared with the three and nine months ended December 31, 2017.

Interest and other Expenses

For the three and nine month periods ended December 31, 2018, interest expenses decreased by $21,452 and $65,550, respectively, compared with the comparable three and nine month period in 2017. The company recognized a $1,599,161 gain on bargain purchase of an asset for the three and nine month periods ended December 31, 2018.

Net Loss

As a result of higher production, selling, and payroll expenses, coupled with the gain on bargain purchase an asset we ended the three month period ended December 31, 2018 with a net loss of approximately $600,000 compared with a net loss of approximately $1.9 million for the three month period ended December 31, 2017. Additionally, due to the same reasons listed above, we ended the nine month period ended December 31, 2018 with a net loss of approximately $3.9 million compared with a net loss of $3.3 million for the same nine month period in 2017.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of December 31, 2018, we had $6,043,302 of cash and cash equivalents, an increase of $1,661,659 from March 31, 2018.

Working Capital is summarized and compared as follows:

	December 31,	March 31,
	2018	2018
Current assets	$10,901,406	$8,323,045
Current liabilities	3,586,378	1,120,582
	$7,315,028	$7,202,463

Changes in cash flows are summarized as follows:

Operating Activities

For the nine month period ended December 31, 2018, net cash used in operations totaled $5,204,386. This was primarily the result of a net loss of $3,973,806, a gain of bargain purchase of $1,599,161 increases in our period end inventory of $1,546,301, and cash used to reduce accrued liabilities and increase cash deposits. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of $329,478, employee stock compensation of $644,724, a $611,740 decrease in accounts receivable, stock grants totaling $496,143.

For the nine month period ended December 31, 2017, net cash used in operations totaled $2,512,856. This was the result of a net loss of $3,268,093 and increases in our accounts receivable and inventory of $173,893 and $163,442 respectively. These uses of cash were offset by increases of $267,520 in our accounts payable and accrued liabilities, decreases of $173,254 in our prepaid expenses, stock compensation for services of $330,625 and $129,060 of depreciation and amortization expense.

Investing Activities

During the nine month period ended December 31, 2018, we used $1,879,833 in net cash for investing activities compared with $368,171 for the comparable period in 2017. Of the total cash used for investing activities, $1,629,833 was used to purchase fixed assets such as new production equipment and leasehold improvements to expand production at our Payson, Arizona manufacturing facility, to acquire end cap displays for the sale of our product at retailers. The remaining $250,000 was used as consideration for acquiring SW Kenetics Inc.

For the year ended December 31, 2017, we used $368,171 in net cash for investing activities. Of the total cash used for investing activities, $268,171 was used to purchase equipment to expand our production at our Payson, Arizona manufacturing facility. The remaining $100,000 was used in connection for acquiring Hallam, Inc,

Financing Activities

We financed our operations primarily from the issuance of equity instruments. During the nine month period ended December 31, 2018, net cash provided by financing activities was $8,745,878. This was the net effect of $3,591,030 generated from the sale of Common Stock, $4,767,625 from the exercise of warrants,$1,534,000 from the issuance of Convertible Promissory notes, net of cash payments of $872,870 in conjunction with the Unit and Debt offerings. These sales of our securities were offset by payment of $99,907 toward our insurance premium note payable and a $50,000 payment of our Contingent Consideration Payable.

We financed our operations primarily from the issuance of equity instruments. For the nine months ended December 31, 2017, net cash provided by financing activities was $3,567,715. This was the net effect of $4,688,025 generated from the Unit offering and a collection of stock subscription of $167,500. These sales of our securities were offset by the repayment of notes payable totaling $898,000, the repayment of $127,705 for our insurance premium note payable, and payments made relating to founders shares of $99,355 and organizational and fundraising costs totaling $162,750.

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

The following table outlines our future contractual financial obligations associated with this lease by fiscal period in which payment is expected, as of December 31, 2018:

	2019	2020	2021	2022	Total
Payson Lease	$30,000	$120,000	$120,000	$80,000	$350,000

On October 16, 2018, we entered into a triple-net operation lease for approximately 20,826 square feet of office and warehousing space located at 7681 East Gray Road, Scottsdale, Arizona. The initial term of the of the Lease expires on December 31, 2023. The terms of the lease provide for a monthly payment of approximately $17,702, which will increase by approximately 4.4% each year.

The following table outlines our future contractual financial obligations associated with this lease by fiscal period in which payment is expected, as of December 31, 2018:

	2019	2020	2021	2022	2023	2024	Total
Scottsdale Lease	$53,106	$216,591	$226,587	$236,583	$246,580	$147,240	$1,126,687

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

Inventory

We state inventories at the lower of cost and net realizable value. We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead. We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories. These provisions are based on our best estimates. At December 31, 2018, and March 31, 2018, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

Revenue Recognition

We generate revenue from the production and sale of ammunition. We recognize revenue according to ASC 606. When the customer obtains control over the promised goods or services, we record revenue in the amount of consideration that we can expect to receive in exchange for those goods and services. The Company applies the following five-step model to determine revenue recognition:

●	Identification of a contract with a customer
●	Identification of the performance obligations in the contact
●	determination of the transaction price
●	allocation of the transaction price to the separate performance allocation
●	recognition of revenue when performance obligations are satisfied

The Company only applies the five-step model when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated standalone selling price of each identified performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product.

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three month period ended December 31, 2018, and the three month period ended December 31, 2017, we recognized $44,663 and $26,168, respectively, in excise taxes. For the nine month periods ending December 31, 2018 and 2017, we recognized $327,492 and $68,238, respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable, and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Quarterly period from October 1, 2018 to December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

The authorized capital of the Company is 200,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Preferred Stock with a $0.001 par value per share. During the Quarterly period from October 1, 2018 to December 31, 2018, 172,000 shares of common stock and 86,000 warrants to purchase common stock were issued at a per share price of $2.00 and a total of $344,000 proceeds were collected. These shares were issued to investors through a private placement offering by Paulson Investments Company, the placement agent. We accrued a 12% cash commission payable of 41,280 based on the cash raised and a fee payable in warrants of 20,640 equaling 12% of the units sold both payable to the placement agent We issued 1,700,002 shares at a price per share of $2.72 for the acquisition of SW Kenetics Inc. for a valuation of $4,624,005. The shares were each valued at $2.72, the weighted average share price of our Common Stock that was publicly traded and sold through private placement. (Please refer to Note 7). Additionally, 187,500 shares valued at a total of $388,582 or approximately $2.07 per share were issued for employee stock compensation.

The previously mentioned securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and Regulation D thereunder.

2. Subsequent Issuances:

As of February 12, 2019, we issued an additional 1,921,238 shares of common stock and 960,619 warrants to purchase common stock at a price per share of $2.00 totaling $3,842,475 to investors through a private placement with Paulson Investments Company, the placement agent. We accrued commissions of $461,097 and 230,549 warrants payable in connection with the sale of these shares to the placement agent. Additionally, 85,000 shares of common stock were issued to employees for stock bonuses.

The previously mentioned securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: February 14, 2019	By:	Fred W. Wagenhals, Chief Executive Officer

/s/ Rob Wiley
Dated: February 14, 2019	By:	Rob Wiley, Chief Financial Officer

