Form 10-K
period 2019-03-31
AMMO, INC.
filed 2019-07-01
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	001-13101	83-1950534
(State of incorporation)	(Commission File No.)	(I.R.S. Identification Number)

7681 E Gray Road, Scottsdale, AZ 85260

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number including area code: (480) 947-0001

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

The aggregate market value of the Common Stock of the registrant by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $70,697,432.

As of June 28, 2019, there were 45,147,408 shares of Common Stock outstanding.

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

In our Form 10-K, Form 10-Q and Form 8-K filings with the Securities and Exchange Commission, references to “AMMO, Inc.”, “AMMO”, “the Company”, “we,” “us,” “our” and similar terms refer to AMMO, Inc. and its wholly owned operating subsidiaries Enlight Group II, LLC d/b/a Jagemann Munition Components (“Jagemann Munition Components”), SNI, LLC and AMMO Technologies, Inc.

PART I

ITEM 1. BUSINESS.

Introduction

We are a designer, producer, and marketer of performance-driven, high-quality ammunition and ammunition component products for sale to a variety of consumers, including sport and recreational shooters, hunters, individuals seeking home or personal protection, manufacturers and law enforcement and military agencies. To enhance the strength of our brands and drive product demand, we emphasize product innovation and technology to improve the performance, quality, and affordability of our products while providing support to our distribution channel and consumers. We seek to sell products at competitive prices that compete with high-end, custom, hand-loaded ammunition at competitive prices. Additionally, through our acquisition of Jagemann Stamping Company’s ammunition casing manufacturing and sales operations (“Jagemann Casings”) we are now able to sell ammunition casings products of various types. We emphasize an American heritage by using predominantly American-made components and raw materials in our products that are produced, inspected, and packaged at our facilities in Payson, Arizona and Manitowoc, Wisconsin.

Our production processes focus on safety, consistency, precision, and cleanliness. Each round is developed for a specific purpose with a focus on a proper mix of consistency, velocity, accuracy, and recoil. Each round is chamber gauged and inspected with redundant seven-step quality control processes.

Our Growth Strategy

Our goal is to enhance our position as a designer, producer, and marketer of ammunition products. Key elements of our strategy to achieve this goal are as follows:

Design, Produce, and Market Innovative, Distinctive, Performance-Driven, High-Quality Ammunition and Ammunition Components

We are focused on designing, producing, and marketing innovative, distinctive, performance-driven, high-quality products that appeal to retailers, manufacturers, and consumers that will enhance our users’ shooting experiences. Our ongoing research and development activities; our safe, consistent, precision, and clean production processes; and our multi-faceted marketing programs are critical to our success.

Continue to Strengthen Relationships with Channel Partners and Retailers.

We continue to strive to strengthen our relationships with our current distributors, dealers, manufactures, and mass market and specialty retailers and to attract additional distributors, dealers, retailers, and manufacturers. The success of our efforts depends on the innovation, distinctive features, quality, and performance of our products; the attractiveness of our packaging; the effectiveness of our marketing and merchandising programs; and the effectiveness of our customer support.

Emphasis on Customer Satisfaction and Loyalty

We plan to continue to emphasize customer satisfaction and loyalty by offering innovative, distinctive, high-quality products on a timely and cost- attractive basis and by offering effective customer service, training, and support. We regard the features, quality, and performance of our products as the most important components of our customer satisfaction and loyalty efforts, but we also rely on customer service and support.

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

Products

We design, produce, and sell ammunition and ammunition components in a variety types, sizes, and calibers for use in handguns and long guns. We ship our ammunition in the form of cartridges (or rounds), and also ammunition casings. A cartridge consists of four components: a case made of brass, steel, or copper that holds together all the other components of the cartridge; the primer, which is an explosive chemical compound that ignites the gunpowder when struck by the firing pin; the gun powder, which is a chemical mixture that burns rapidly and creates an expanding gas when ignited and pushes the bullet out the barrel; and the bullet, or projectile, usually containing lead that is fired through the barrel to strike the target. Some of the bullets we produce for certain applications have a jacket, or outer shell, of brass or copper to improve performance and accuracy. We typically produce centerfire cartridges in which the primer is in the bottom, or center of the cartridge, rather than rimfire cartridges in which the primer is in the rim of the cartridge. Through our recent acquisition of Jagemann Casings we now offer ammunition casings for pistol ammunition through large rifle ammunition,

STREAK VISUAL AMMUNITIONTM

STREAK VISUAL AMMUNITIONTM enables shooters to see the path of the bullets fired by them. STREAK VISUAL AMMUNITIONTM rounds utilize non-flammable phosphor material that produces a glow by the utilization of the light emitted during the round discharge to make STREAK VISUAL AMMUNITIONTM glow. The luminescent material is applied only to the aft end of the projectile, making it visible only to the shooter and those within a 30-degree viewing window. As a result, the glow of STREAK VISUAL AMMUNITIONTM is not visible to the target unlike conventional tracers, which we believe is important to the military and law enforcement. Unlike conventional tracer ammunition, STREAK VISUAL AMMUNITIONTM rounds are not incendiary and do not utilize burning metals to generate light, thereby eliminating heat generation and making them safer for use in various environments and avoiding serious fire hazards. STREAK VISUAL AMMUNITIONTM comes in 380 auto, 9 mm, 40 S&W, 44 magnum, 45 long colt, and 38 special among other calibers.

We hold the exclusive worldwide sales and distribution rights for the patented technology used by our STREAK VISUAL AMMUNITIONTM and pay a royalty based on our product sales incorporating this technology.

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

Jeff Rann’s American Hunter and Safari Services

Jeff Rann’s ammunition is intended for a complete range of game hunting. This high-end hunting ammunition has been designed by Jeff Rann, a well- known professional hunter and sports channel host and the owner of the well-known 777 Ranch in Texas and three ranches in Africa.

TAC-P™

Our Global Tactical Defense Division’s line of match grade hard armor piercing incendiary (HAPI) rounds, branded as TAC-P™ precision tactical munitions, are the centerpiece of the Company’s strategy to address the unique needs the armed forces community demands. This ammunition was designed around a match grade portfolio of projectiles, that include a solid copper boat tail and armor piercing configuration. The distinction between these rounds and other sold, is that the manufacturing process was engineered to ensure extremely tight tolerances between each projectile manufactured, ensuring for the end user that the ballistic trajectory remains consistent between rounds without regard to the actual configuration or round fired. Our TAC-P line is also available with our patented one-way luminescent or O.W.L. Technology™. Following AMMO’s acquisition of Jagemann Casings in March, the Company has aligned its manufacturing operations to support the large caliber demand from military personnel, such as the 12.7 mm and .50 caliber BMG configurations.

Ammunition Casings – Jagemann Munition Components

Through our recently acquired subsidiary, Jagemann Munition Components, we now offer ammunition casings for pistol ammunition through large rifle ammunition. Jagemann™ is backed by decades of manufacturing experience that allows the production of high-quality pistol brass and rifle brass components. Borne from the automotive industry and refined over time to deliver durable and consistent sporting components, Jagemann™ Casings, has become one of the largest brass manufacturers in the country, with the capacity to produce more than 300 million pieces of brass each year. Proud of its American-made components and capabilities, the Company now has complete control over the manufacturing process. This results in a number of advantages when it comes to the brass that leaves our state-of-the-art facility.

Marketing

We market our products to consumers through distributors, dealers, mass market and specialty retailers, and direct to consumer through e-commerce. We maintain consumer-focused product marketing and promotional campaigns, which include print and digital advertising campaigns; social and electronic media; product demonstrations; point-of-sales materials; in-store training, and in-store retail merchandising. Our use of social media includes Instagram, Facebook, Twitter, and You Tube. We also utilize third-party endorsements, social influencers, and brand ambassadors, such as Jesse James and Jeff Rann.

Manufacturing

We conduct our ammunition research and development, manufacturing, assembly, inspection, and packaging operations in a 20,000 square foot facility located in Payson, Arizona. The facility currently can produce 36 million rounds of ammunition annually with the capacity to scale to 200 million rounds. Our in-house testing operation at the facility is intended to enhance the performance and reliability of our products.

Our ammunition casing research and development, manufacturing, and inspection operations take place in a 45,000 square foot facility located in Manitowoc, Wisconsin. The facility can currently produce 300 million cases annually with ability to scale. Our inspection process is intended to enhance the performance and reliability of our products.

Research and Development

We conduct research and development activities to enhance existing products and develop new products at our facilities in Payson, Arizona, Scottsdale, Arizona and Manitowoc, Wisconsin, utilizing our personnel and strategic relationships. We have recently expanded our research and development activity at our Scottsdale facility. We expense all costs associated with our research and development efforts through either our cost of goods sold, as they are performed by the same employees who produce our finished product, or through or general and administrative expenses if the product has not been brought to market.

Suppliers

We purchase certain of the raw materials and components for our ammunition products, including brass, steel, or copper casings; ammunition primers to ignite gun powder; gun powder; and projectiles. We believe we have reliable sources of supply for all our raw material and component needs, but from time to time raw materials and components are subject to shortages and price increases. Most of our suppliers are U.S.-based and provide us the materials and components at competitive rates. We recently secured our supply of ammunition casings through our acquisition of Jagemann Casings. We plan to broaden our supplier base and secure multiple sources for all the raw materials and components we require.

Customers

We sell our products through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell direct to customers online. Our consumers include sport and recreational shooters, hunters, competitive shooters, individuals desiring home and personal protection, manufacturers, and law enforcement and military agencies, and selected international markets. We distribute our products under five primary product lines: Jeff Rann, OPS, Stelth, STREAK VISUAL AMMUNITION™, and Jagemann Munition Components ammunition casings. Three customers accounted for approximately 54% of our sales for the year ended March 31, 2019, three customers account for 62% of our net sales for the three-month period ended March 31, 2018, and one customer accounted for approximately 58% of our net sales for the year ended December 31, 2017. Quarter to quarter comparisons are not uniform, for example for the three month ended March 31, 2018, our largest customer for that period accounted for 35% of our total sales, and, for the year ended March 31, 2019, our largest customer for the period accounted for 25% of our respective total sales.

Competition

The ammunition and ammunition casing industry is dominated by a small number of companies, a number of which are divisions of large public companies. We compete primarily on the quality, reliability, features, performance, brand awareness, and price of our products. Our primary competitors include Federal Premium Ammunition, Remington Arms, the Winchester Ammunition division of Olin Corporation, and various smaller manufacturers and suppliers, including Black-Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady Manufacturing Company, PMC, Rio Ammunition, and Wolf.

Employees

As of June 28, 2019, we had a total of 93 employees, including 5 part-time employees. Of these employees, 71 were engaged in manufacturing, seven in sales and marketing, four in finance and accounting, three in research and development and eighty in various executive and administrative functions. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good.

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

Included in an acquisition for 600,000 shares of our Common Stock and $200,000 paid in cash to the former license holder, we acquired the exclusive license to produce ammunition using the patented “hybrid luminescence technology” owned by the University of Louisiana at Lafayette. We use that technology in connection with our STREAK VISUAL AMMUNITIONTM.

We are a party to a license agreement with Jesse James, a well-known motorcycle designer, and Jesse James Firearms, LLC, a Texas limited liability company, or JJF. The licensing agreement grants us the exclusive worldwide rights through October 15, 2021 to Mr. James’ image rights and all trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of Jesse James Branded Products. In addition, Mr. James agreed to make himself available for certain promotional activities and to promote Jesse James Branded Products through his own social media outlets. We agreed to pay Mr. James royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of- pocket expenses and reasonable travel expenses. We also issued 100,000 shares of our Common Stock upon the execution of the license agreement with the potential issuance of up to 75,000 additional shares of Common stock upon achieving certain gross sales with $15 million in gross sales required to earn the entire 75,000 shares.

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

Through our acquisition of SW Kenectics, Inc., we acquired the rights to a patent for modular projectiles. This technology is used in connection with our TAC-P line of ammunition. The Company acquired SW Kenectics, Inc. for a total of up to $1,500,000 in cash and issue 1,700,002 restricted shares of the Company’s common stock. The agreement specifies that $1,250,000 of the cash is deferred pending completion of specific milestones and the 1,700,002 shares of common stock are subject to claw back provisions to ensure agreed upon objective are met.

Included in the acquisition of Jagemann Stamping Company’s casing division for $7,000,000 in cash, $10,400,000 delivered in the form of a Promissory Note, and 4,750,000 shares of our Common Stock, we acquired customer relationships, intellectual property, and the use of a tradename. These intangible assets are used in the operation and production of our ammunition casing business through our wholly owned subsidiary, Jagemann Munition Components.

Backlog

We did not have a material amount of backlog of orders as of March 31, 2019 or March 31, 2018. Backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within three months. We generally allow orders that have not yet been shipped to be cancelled. Our backlog may not be indicative of future sales.

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

Our failure to comply with applicable rules and regulations may result in the limitation of our growth or business activities and could result in the revocation of licenses necessary for our business. Applicable laws and regulations provide for the following:

●	require the licensing of all persons manufacturing, exporting, importing, or selling ammunition or ammunition components as a business;

●	require serialization, labeling, and tracking of the acquisition and disposition of certain types of ammunition;

●	regulate the interstate sale of certain ammunition;

●	restrict or prohibit the ownership, use, or sale of specified categories of ammunition;

●	require registries of so-called “ballistic images” of ammunition fired from new guns;

●	govern the sale, export, and distribution of ammunition;

●	regulate the use and storage of gun powder or other energetic materials;

●	regulate the employment of personnel with certain criminal convictions;

●	restrict access to ammunition manufacturing facilities for certain individuals from other countries or with criminal convictions; and

●	require compliance with ITAR.

The handling of our technical data and the international sale of our products may also be regulated by the U.S. Department of State and Department of Commerce. These agencies can impose civil and criminal penalties, including denying us from exporting our products, for failure to comply with applicable laws and regulations.

In addition, bills have been introduced in Congress to establish, and to consider the feasibility of establishing a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. Should such a mandatory database be established, the cost to us, our distributors, and our customers could be significant, depending on the type of firearms and ballistic information included in the database. Bills have been introduced in Congress in the past several years that would affect the manufacture and sale of ammunition, including bills to regulate the manufacture, importation, and sale.

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

Our History

We were formed under the name Retrospettiva, Inc. in November 1990 to manufacture and import textile products, including both finished garments and fabrics, but ceased operations in 2001. We were inactive from 2001 until following a series of events starting in December 2016. On December 15, 2016, our then principal stockholders sold their outstanding Common Stock to Fred W. Wagenhals, who is our Chairman of the Board, President, Chief Executive Officer, and largest stockholder. On the same date, Mr. Wagenhals became the sole officer and director of our company. As of December 30, 2016, we changed our trading symbol to POWW; we changed our state of incorporation from California to Delaware; we engaged in a 1-for-25 reverse stock split; and we commenced our current business as AMMO, Inc.

Our principal stockholder, Fred Wagenhals, had organized another company on October 13, 2016, which immediately began to take steps to commence the ammunition business. We combined with that company in March 2017, resulting in our acquisition of all the shares of its common stock for 17,285,800 shares of our Common Stock and our succession to its business.

We entered into licensing an endorsement agreement with Jesse James, a well-known motorcycle and gun designer, in October 2016, and a license and endorsement agreement with Jeff Rann, a well- known wild game hunter, guide, and spokesman for the firearm and ammunition industry, in February 2017; received a federal firearms license from the Bureau of Alcohol, Tobacco, and Explosives in February 2017; purchased an ammunition manufacturing facility in Payson, Arizona in March 2017; and built a management team and otherwise prepared ourself to participate in the ammunition industry.

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

During the summer of 2018, we also began conversations to acquire a small technology company named SW Kenetics Inc. SW Kenetics Inc. developed an innovative line of modular projectiles primarily geared toward tactical military operations. On July 6, 2018 we signed a letter of intent to purchase their company, as we believe their designs, coupled with our STREAK or O.W.L. Technology will position us to more aptly complete for military contracts. On September 27, 2018, we entered into a definitive agreement and plan of merger to acquire SW Kenetics Inc. for a total of up to $1,500,000 in cash and issue 1,700,002 restricted shares of the Company’s common stock. The agreement specifies that $1,250,000 of the cash is deferred pending completion of specific milestones and the 1,700,002 shares of common stock are subject to claw back provisions to ensure agreed upon objectives are met. The acquisition was completed on October 5, 2018.

On March 15, 2019, Enlight Group II, LLC, a wholly owned subsidiary of AMMO, Inc., completed its acquisition of 100% of the assets of Jagemann Stamping Company’s ammunition casing, projectile manufacturing and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement dated March 14, 2019. In accordance with the terms of the Amended APA, Enlight Group II, LLC paid Jagemann Stamping Company a combination of $7,000,000 in cash, $10,400,000 delivered in the form of a Promissory Note, and 4,750,000 shares of AMMO, Inc. Common Stock.

This acquisition was a critical element in the Company’s long-term strategy as it secures its supply chain for these important components and creates a more competitive pricing structure that it can leverage across all its targeted markets. This also greatly enhances the Company’s plant capacity and technical expertise required for the further development of military grade projectiles.

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

We manufacture ammunition and ammunition casings for sale to a wide variety of consumers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, manufacturers, law enforcement and security agencies and officers in the United States and throughout the world. The sale of ammunition and ammunition components is influenced by the sale and usage of firearms. As noted above, sales of firearms are influenced by a variety of economic, social, and political factors, which may result in volatile sales. Ammunition sales represented substantially all of our net sales for the year ended March 31, 2019 and the three month ended March 31, 2018.

Our manufacturing facility is critical to our success.

Our Arizona and Wisconsin facilities are critical to our success, as we currently produce all of our products at these facilities. The facilities also houses our principal research, development, engineering, and design functions.

Any event that causes a disruption of the operation of these facilities for even a relatively short period of time would adversely affect our ability to produce and ship our products and to provide service to our customers. We make certain changes in our manufacturing operations from time to time to enhance the facilities and associated equipment and systems and to introduce certain efficiencies in manufacturing and other processes to produce our products in a more efficient and cost-effective manner. We anticipate that we will continue to incur significant capital and other expenditures with respect to these facilities, but we may not be successful in continuing to improve efficiencies.

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

The inability to obtain sufficient quantities of raw materials and components, including primers, gun powder, projectiles, and brass necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales or orders could adversely impact our operating results. Many of the materials used in the production of our products are available only from a limited number of suppliers. We do not have long-term supply contracts with any suppliers. As a result, we could be subject to increased costs, supply interruptions, and difficulties in obtaining raw materials and components.

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

We often schedule internal production levels and place orders for raw materials and components with third party suppliers before receiving firm orders from our customers. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include the following:

●	an increase or decrease in consumer demand for our products or for the products of our competitors;

●	our failure to accurately forecast consumer acceptance of new products;

●	new product introductions by us or our competitors;

●	changes in our relationships within our distribution channels;

●	changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers;

●	changes in laws and regulations governing the activities for which we sell products, such as hunting and shooting sports;

●	weak economic conditions or consumer confidence, which could reduce demand for discretionary items, such as our products; and

●	the domestic political environment, including debate over the regulation of firearms, ammunition, and related products.

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

These sales channels involve a number of special risks, including the following:

●	we may be unable to secure and maintain favorable relationships with retailers and distributors;

●	we may be unable to control the timing of delivery of our products to end-user consumers;

●	our retailers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;

●	our retailers and distributors may terminate their relationships with us at any time; and

●	our retailers and distributors market and distribute competing products.

We have three customers that accounted for approximately 54% for the year ended March 31, 2019 and three customers that accounted for approximately 68% of our net sales for the three-month period ended March 31, 2018. At December 31, 2017, 58% of our net sales resulted from one customer. Although we intend to expand our customer base, our revenue would likely decline if we lost any major customers or if one of these sizable customers were to significantly reduce its orders for any reason. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

In addition, periods of sluggish economies and consumer uncertainty regarding future economic prospects in our key markets can have an adverse effect on the financial health of our customers, which may in turn have a material adverse effect on our business, operating results, and financial condition.

We extend credit to our customers for periods of varying duration based on an assessment of the customer’s financial condition, generally without requiring collateral, which increases our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our business, operating results, and financial condition.

An inability to expand our E-commerce business could reduce our future growth.

Consumers are increasingly purchasing online. We operate direct-to-consumer e-commerce stores to maintain an online presence with our end users. The future success of our online operations depends on our ability to use our marketing resources to communicate with existing and potential customers. We face competitive pressure to offer promotional discounts, which could impact our gross margin and increase our marketing expenses. We are limited, however, in our ability to fully respond to competitor price discounting because we cannot market our products at prices that may produce adverse relationships with our customers that operate brick and mortar locations as they may perceive themselves to be at a disadvantage based on lower e-commerce pricing to end consumers. There is no assurance that we will be able to successfully expand our e-commerce business to respond to shifting consumer traffic patterns and direct-to-consumer buying trends.

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

Our gross margin is higher when our sales mix is skewed toward our higher-margin proprietary product lines versus a lower contribution from mid-market ammunition that we also manufacture. If our actual sales mix results in a lower overall percentage from our proprietary lines, our gross margins will be reduced, affecting our results of operations.

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

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

●	our success in developing, producing, marketing, and successfully selling new products;

●	our ability to address the needs of our consumer customers;

●	the pricing, quality, performance, and reliability of our products;

●	the quality of our customer service;

●	the efficiency of our production; and

●	product or technology introductions by our competitors.

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

Managing our planned growth effectively will require us to take a number of steps, including the following:

●	enhance our operational, financial, and management systems;

●	enhance our facilities and purchase additional equipment; and

●	successfully hire, train, and retain additional employees, including additional personnel for our technological, sales, and marketing efforts.

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

Our brand recognition and reputation are critical aspects of our business. We believe that maintaining and further enhancing our brands, particularly our STREAK VISUAL AMMUNITION™, and our reputation are critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our markets continues to develop.

We anticipate that our advertising, marketing, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brands and consumer demand for our products. Historically, we have relied on print and electronic media advertising to increase consumer awareness of our brands to increase purchasing intent and conversation. We anticipate that we will increasingly rely on other forms of media advertising, including social media and e-marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

●	determine the appropriate creative message and media mix for advertising, marketing, and promotional expenditures;

●	select the right markets, media, and specific media vehicles in which to advertise;

●	identify the most effective and efficient level of spending in each market, media, and specific media vehicle; and

●	effectively manage marketing costs, including creative and media expenses, to maintain acceptable customer acquisition costs.

In addition, certain of our current or future products may benefit from endorsements and support from particular sportsmen, athletes, or other celebrities, and those products and brands may become personally associated with those individuals. As a result, sales of the endorsed products could be materially and adversely affected if any of those individuals’ images, reputations, or popularity were to be negatively impacted.

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

Our operating results may experience significant fluctuations.

Many factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:

●	the cyclicality of the markets we serve;

●	the timing and size of new orders;

●	the cancellation of existing orders;

●	the volume of orders relative to our capacity;

●	product introductions and market acceptance of new products or new generations of products;

●	timing of expenses in anticipation of future orders;

●	changes in product mix;

●	availability of production capacity;

●	changes in cost and availability of labor and raw materials;

●	timely delivery of products to customers;

●	pricing and availability of competitive products;

●	new product introduction costs;

●	changes in the amount or timing of operating expenses;

●	introduction of new technologies into the markets we serve;

●	pressures on reducing selling prices;

●	our success in serving new markets;

●	adverse publicity regarding the safety, performance, and use of our products;

●	the institution and outcome of any litigation;

●	political, economic, or regulatory developments; and

●	changes in economic conditions.

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

Our ability to complete acquisitions that we desire to make will depend upon various factors, including the following:

●	the availability of suitable acquisition candidates at attractive purchase prices;

●	the ability to compete effectively for available acquisition opportunities;

●	the availability of cash resources, borrowing capacity, or stock at favorable price levels to provide required purchase prices in acquisitions;

●	the ability of management to devote sufficient attention to acquisition efforts; and

●	the ability to obtain any requisite governmental or other approvals.

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

We may be unable to effectively complete an integration of the management, operations, facilities, and accounting and information systems of acquired businesses with our own; to implement effective controls to mitigate legal and business risks with which we have no prior experience; to manage efficiently the combined operations of the acquired businesses with our operations; to achieve our operating, growth, and performance goals for acquired businesses; to achieve additional sales as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses involves numerous risks and uncertainties, including the following:

●	the potential disruption of our core businesses;

●	risks associated with entering markets and businesses in which we have little or no prior experience;

●	diversion of management’s attention from our core businesses;

●	adverse effects on existing business relationships with suppliers and customers;

●	risks associated with increased regulatory or compliance matters;

●	failure to retain key customers, suppliers, or personnel of acquired businesses;

●	the potential strain on our financial and managerial controls and reporting systems and procedures;

●	greater than anticipated costs and expenses related to the integration of the acquired business with our business;

●	potential unknown liabilities associated with the acquired company;

●	risks associated with weak internal controls over information technology systems and associated cyber security risks;

●	meeting the challenges inherent in effectively managing an increased number of employees in diverse locations;

●	failure of acquired businesses to achieve expected results;

●	the risk of impairment charges related to potential write-downs of acquired assets in future acquisitions; and

●	the challenge of creating uniform standards, controls, procedures, policies, and information systems.

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

As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. In addition, laws regulating certain consumer products exist in some cities and states, and in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we could have large quantities of finished products that we are unable to sell. We are also subject to the rules and regulations of the Bureau of Alcohol, Tobacco, Firearms and Explosives, or the ATF. If we fail to comply with ATF rules and regulations, the ATF may limit our growth or business activities, levy fines against or revoke our license to do business. Our business, and the business of all producers and marketers of ammunition and firearms, is also subject to numerous federal, state, local, and foreign laws, regulations, and protocols. Applicable laws have the following effects:

●	require the licensing of all persons manufacturing, exporting, importing, or selling firearms and ammunition as a business;

●	require background checks for purchasers of firearms;

●	impose waiting periods between the purchase of a firearm and the delivery of a firearm;

●	prohibit the sale of firearms to certain persons, such as those below a certain age and persons with criminal records;

●	regulate the use and storage of gun powder or other energetic materials;

●	regulate our employment of personnel with criminal convictions; and

●	restrict access to firearm manufacturing facilities for individuals from other countries or with criminal convictions.

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

Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover

Our Certificate of Incorporation, Bylaws, and Delaware law contain certain provisions that may have the effect of deterring or discouraging, among other things, a non-negotiated tender or exchange offer for shares of Common Stock, a proxy contest for control of our company, the assumption of control of our company by a holder of a large block of Common Stock, and the removal of the management of our company. Such provisions also may have the effect of deterring or discouraging a transaction which might otherwise be beneficial to stockholders. Our certificate of incorporation also may authorize our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of Common Stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” Our certificate of incorporation authorizes our Board of Directors to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships. Such provisions could limit the price that investors might be willing to pay in the future for shares of our Common Stock and impede the ability of the stockholders to replace management.

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

Limited or No Public Market for our securities

There has been a limited public market for our Common Stock and no public market for our outstanding stock options and warrants. Our Common Stock is currently quoted on the OTCQB Market. The daily trading volume of our Common Stock has been limited.

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

We may be unable to list our stock on a national exchange, such as NASDAQ

There has been a limited public market for our Common Stock. Although it is our intention to qualify for the trading of our Common Stock on a national exchange, we may not meet or maintain certain qualifying requirements. If we are unable to meet these requirements, we may be limited to trading conducted on the OTCQB Market.

The market price of our Common Stock may be volatile and could decline

The market price of our Common Stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations in the future. A number of factors could cause the market price of our Common Stock to decline, many of which we cannot control, including the following:

●	our ability to execute our business plan;

●	actual or anticipated changed in our operating results;

●	variations in our quarterly results;

●	changes in expectations relating to our products, plans, and strategic position or those of our competitors or customers;

●	announcements or introduction of technological innovations or new products by us or our competitors;

●	market conditions within our market;

●	the sale of even small blocks of Common Stock by stockholders;

●	price and volume fluctuations in the overall stock market from time to time;

●	significant volatility in the market price and trading volume of public companies in general and small emerging companies in particular;

●	changes in investor perceptions;

●	the level and quality of any research analyst coverage of our Common Stock, changes in earnings estimates or investment recommendations by securities analysis, or our failure to meet such estimates;

●	any financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

●	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, or our competitors;

●	future sales of our Common Stock;

●	Introductions of new products or new pricing policies by us or by our competitors;

●	regulatory or environmental laws that restrict the sale of ammunition containing lead;

●	acquisitions or strategic alliances by us or by our competitors;

●	litigation involving us, our competitors, or our industry;

●	regulatory, legislative, political, and other developments that may affect us, our customers, and the purchasers of our products;

●	the gain or loss of significant customers;

●	the volume and timing of customers’ orders;

●	recruitment or departure of key personnel;

●	developments with respect to intellectual property rights;

●	our international acceptance;

●	market conditions in our industry, the business success of our customers, and economy as a whole; and

●	general global economic and political instability.

In addition, the market prices of small emerging companies have experienced significant price and volume fluctuations that often have been unrelated or disproportionate to their operating performance. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were the object of a securities class action litigation, it could result in substantial losses and divert management’s attention and resources form other matters.

Sales of large numbers of shares could adversely affect the price of our Common Stock

Most of our Common Stock shares currently outstanding are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. All outstanding shares of Common Stock are or will be eligible for resale in the public markets at various times within the next six months, subject to compliance with the volume and manner of sale requirements of Rule 144 under the Securities Act of 1933, as amended, with respect to all restricted securities held by affiliates.

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

In accordance with our recent offering of Units, consisting of Common Stock and warrants to purchase Common Stock, we filed a registration statement with the SEC registering 13,242,186 shares of Common Stock, including the shares that may be issued upon the exercise of the warrants that are part of Units. We agreed to file an additional registration statements for approximately 11,783,853 shares of Common Stock, including the shares that may be issued upon the exercise of the warrants contained in Units. Once the registrations are effective, the holders of such Common Stock, including the Common Stock issuable upon the exercise of the warrants will be able to freely sell their shares, which could have a negative effect on the prevailing market prices.

Conversion of warrants, and issuance of incentive stock grants may have a dilutive effective on our stock, and negatively impact the price of our Common Stock.

As of March 31, 2019, we had 8,143,115 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase an aggregate of 349,060 shares of Common Stock at an average price of $2.50 per share until September 2020; (2) warrants to purchase 966,494 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (3) warrants to purchase 4,547,813 shares of our Common Stock of an exercise price of $2.00 per share until over the next five years, and (4) warrants to purchase 2,279,748 shares of Common Stock at an exercise price of $2.40 until March 2024.

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

Effect of Issuance of Preferred Stock

Our Certificate of Incorporation allows us to issue Preferred Stock with voting, liquidation, and dividend rights senior to those of the Common Stock without the approval of our stockholders. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding stock of our company and result in the dilution of the value of the then current stockholders’ Common Stock. We have no current plans to issue shares of Preferred Stock.

Resale of Common Stock

All of our outstanding shares of Common Stock and shares of our Common Stock that may be issued upon the exercise of our outstanding options and warrants may only be resold if they are registered pursuant to an effective registration statement under the Securities Act of 1933 or are resold pursuant to an applicable exemption and are qualified or exempt under the securities laws of the applicable states. We filed a registration statement under the Securities Act covering the resale of shares of Common Stock issued or underlying warrants sold by a private placement that closed in April 2018. We agreed to file registration statements for our Convertible Promissory Note offering ending January 2019 and our current placement agent agreement. In the absence of these registration statements, such sale of such shares of our Common Stock could only be made under Rule 144.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price

Under SEC regulations adopted pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, in the future, we will be required to furnish a report by our management on our internal control over financial reporting with our Form 10-K. We have not been subject to these requirements in the past. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

To achieve compliance with the applicable SEC regulations within the prescribed future period, we would be required to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. Despite our efforts, we can provide no assurance as to our or our independent auditors’ conclusions with respect to the effectiveness of our internal control over financial reporting. There is a risk that neither we nor our independent auditors will be able to conclude that our internal controls over financial reporting are effective, as has been the case with a significant number of companies attempting to comply with these regulations for the first time. This could result in an adverse reaction in the financial markets resulting from a loss of confidence in the reliability of our financial statements.

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

Penny stock regulations are applicable to investments in share of our Common Stock, and they can reduce the level of trading activity in our Common Stock

Our Common Stock may be deemed to be a “penny stock” under the Securities Exchange Act of 1934. The Financial Industry Regulatory Authority, or FINRA has adopted rules that relate to the application of the SEC’s penny stock rules. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system) or that have tangible net worth of less than $5.0 million ($2.0 million if the company has been operating for three or more years). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity and liquidity of our Common Stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our Common Stock, reducing a stockholder’s ability to resell shares of our Common Stock.

ITEM 2. PROPERTIES

Our executive offices are located in Scottsdale, Arizona where we lease approximately 21,000 square feet under a month-to-month triple net lease for $17,702 per month. This space houses our principal executive, administration, and marketing functions.

We lease a 20,000 square foot facility located in Payson, Arizona for approximately $10,000 per month under a lease expiring in November 2021. We utilize the facility for our principal ammunition manufacturing, testing, research and development, packaging, and shipping activities. We believe that this facility will be adequate to meet our needs in the near future.

We lease a 50,000 square foot facility located in Manitowoc, Wisconsin for approximately $33,000 per month. We utilize this facility for our ammunition casing manufacturing, research and development, packing and shipping activities, We believe this facility will be adequate to meet our needs in the near future.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Information about our Common Stock is reported by OTC Markets Group, Inc. at www.otcmarkets.com. OTC Markets Group, Inc. is a provider of trading systems, pricing, and financial information for over the counter, or OTC, markets. OTC Markets Group, Inc. provides broker-dealers, market data providers, issuers and investors with software and information services that improve the transparency and efficiency of the OTC markets. Currently, our Common Stock trades under the symbol POWW. The table below sets forth the high and low prices of our Common Stock as reflected by OTC Markets Group, Inc. for the period from January 1, 2017 to March 31, 2019. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected.

Fiscal Year Ended	High	Low
December 31, 2017
First Quarter	$3.60	$3.60
Second Quarter	$3.00	$3.00
Third Quarter	$2.30	$2.30
Fourth Quarter	$3.20	$3.08

Transition Period
January 1, 2018 – March 31, 2018	$4.75	$2.95

March 31, 2019
First Quarter	$7.95	$4.75
Second Quarter	$6.09	$2.98
Third Quarter	$4.00	$1.50
Fourth Quarter	$4.26	$2.70

On June 28, 2019, the “best bid” and “best ask” quotations by OTC Markets Group, Inc. were $2.08 and $2.25, respectively, and an average daily volume of 14,340 shares of Common Stock was reported for the past 30 days.

Holders

As of June 28, 2019, a total of 45,147,408 shares of our Common Stock were outstanding and there were approximately 540 holders of record.

Penny Stock Rules

Due to the price of our common stock, and the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as a “penny stock” under applicable securities regulations. Our stock will therefore be subject to rules adopted by the Securities and Exchange Commission, or SEC, regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

We have appointed Action Stock Transfer Corporation (“AST”) as the transfer agent for our common stock. The principal office of AST is located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, and its telephone number is (801) 274-1088.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

The following securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and Regulation D thereunder. The sale of these securities; did not involve any solicitation or advertisement, were for investment purposes only and not for resale, and did not include more than 35 non-accredited investors. The securities were issued with restrictions on the resale of the securities. From October 13, 2016 (Inception) through March 31, 2019, we issued and sold the following unregistered securities:

●	15,034,000 shares of common stock were issued to the company’s founders from October 13, 2016 through February 1, 2017.

●	4,770,120 shares of common stock were issued to investors through our private friends and family offering at a price per share of $1.25, for an aggregate purchase price of $5,962,650 and these investors were also issued warrants to purchase an additional 4,770,120 shares of common stock. There shares were issued from October 14, 2016 to December 19, 2017. Additionally, 1,865,300 warrants to purchase 1,865,300 shares of common stock were exercised at a price per share of $2.50, for an aggregate purchase price of approximately $4,663,250 from May 25, 2018 through July 6, 2018.

●	6,208,912 shares of common stock were issued to investors through a private placement offering by Paulson Investment Company, the placement agent. The shares were issued from December 19, 2017 to March 27, 2018 at a price per share of $1.65 for an aggregate value of $10,244,704. In addition, these investors received warrants to purchase a total of 3,104,456 shares of common stock with their purchase. We paid the placement agent a 12% cash commission of $1,254,961 based on the cash raised and a fee payable in warrants of 744,969 equaling 12% of the total units sold. The warrants were issued on June 9, 2018.

●	1,967,886 shares of common stock were issued to investors through a private placement offering by Paulson Investment Company, the placement agent. The shares were issued from April 3, 2018 to April 20, 2018 at a price per share of $1.65 for an aggregate value of $3,247,030. In addition, these investors were received warrants to purchase 983,943 shares of common stock with their purchase. We paid the placement agent a 12% cash commission of $389,644 based on the cash raised and a fee payable in warrants of 236,244 equaling 12% of the total units sold. The warrants were issued on June 9, 2018.

●	100,000 shares of common stock valued at $125,000 were issued for licensing agreements with Jesse James on October 13, 2016.

●	2,920 shares of common stock were issued to existing shareholders in connection with a reverse stock split effective December 30, 2016.

●	100,000 shares of common stock valued at $125,000 were issued for licensing agreements with Jeff Rann on February 15, 2017.

●	20,000 shares were issued on June 30, 2017 to an individual who furnished organization fees and this individual was also issued warrants to purchase 20,000 shares of common stock for their compensation.

●	600,000 shares were issued to acquire use of a patent at a price per share of $1.25 totaling $750,000 on September 28, 2017.

●	10,495 shares were issued on June 20, 2018 through a cashless exercise of 14,719 warrants previously issued to Paulson Investment Company, LLC.

●	1,120,000 shares of common stock were issued to employees as compensation with values per share ranging from $1.00 to $2.50 for an aggregate compensation expense of approximately $2,024,236 from July 1, 2017 through March 31, 2019. Additionally, employees received warrants to purchase 125,000 shares of common stock on March 31, 2018.

●	544,600 shares of common stock were issued for professional services at a price per share of $1.25 totaling $678,625 from January 31, 2017 through December 31, 2017. In addition, the service providers received warrants to purchase 381,500 shares of common stock from September 30, 2017 to November 11, 2017. There were 107,500 warrants to purchase 107,500 shares of common stock were exercised from June 6, 2018 through June 15, 2018 at a price per share ranging from $0.50 to $2.50, for an aggregate purchase price of $104,375.

●	1,700,002 shares were issued to the shareholders of SW Kenetics, Inc. on October 5, 2018 at a price per share of $2.72 for the acquisition of SW Kenetics Inc. for a valuation of $4,624,005. These shares are subject to clawback provisions.

●	On December 20, 2018, 49,600 shares valued at $2.50 per share totaling $124,000 were repurchased by the Company and subsequently retired. The shares were originally issued as compensation for legal fees.

●	3,828,450 shares of common stock were issued to investors through a private placement offering by Paulson Investment Company, the placement agent. The shares were issued from December 27, 2018 to March 31, 2019 at a price per share of $2.00 for an aggregate value of $7,656,900. In addition, these investors were received warrants to purchase 1,914,225 shares of common stock with their purchase. The placement agent collected a 12% cash commission of $918,828 based on the cash raised and a fee payable in warrants of 459,414 equaling 12% of the total units sold.

●	On March 14, 2019, the Company issued 4,750,000 shares of its Common Stock to Jagemann Stamping Company through our subsidiary Enlight Group II, LLC (d/b/a Jagemann Munition Components) in connection with the acquisition of the casing division of Jagemann Stamping Company. The shares were valued at a price per share of $2.47 each, the weighted average share price of our Common Stock that was publicly traded and sold in private placements during the current fiscal year.

●	On February 28, 2019, the Company notified the holders of Convertible Promissory Notes of an offer to convert their Notes and Accrued Interest into Common Stock at a conversion price of $2.00 per share and receive one-half warrant exercisable at $2.40 per share for five years in conjunction with each converted share. On March 29, 2019, the Company converted $1,410,000 of Convertible Promissory Notes and $52,065 of Accrued Interest into 731,039 shares of Common Stock and Warrants to purchase 365,523 shares of Common Stock. The Company accrued $42,300 for a 3% cash conversion fee on the principal converted payable to the placement agent, Paulson Investment Company.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

During the summer of 2018, we also began conversations to acquire a small technology company named SW Kenetics Inc. SW Kenetics Inc. developed an innovative line of modular projectiles primarily geared toward tactical military operations. On July 6, 2018 we signed a letter of intent to purchase their company, as we believe their designs, coupled with our STREAK or O.W.L. Technology will position us to more aptly complete for military contracts. On September 27, 2018, we entered into a definitive agreement and plan of merger to acquire SW Kenetics Inc. for a total of up to $1,500,000 in cash and issue 1,700,002 restricted shares of the Company’s common stock. The agreement specifies that $1,250,000 of the cash is deferred pending completion of specific milestones and the 1,700,002 shares of common stock are subject to claw back provisions to ensure agreed upon objective are met. The acquisition was completed on October 5, 2018. (See Note 10).

On March 15, 2019, Enlight Group II, LLC, a wholly owned subsidiary of AMMO, Inc., completed its acquisition of 100% of the assets of Jagemann Stamping Company’s ammunition casing, projectile manufacturing and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement dated March 14, 2019. In accordance with the terms of the Amended APA, Enlight Group II, LLC paid Jagemann Stamping Company a combination of $7,000,000 in cash, $10,400,000 delivered in the form of a Promissory Note, and 4,750,000 shares of AMMO, Inc. common stock.

This acquisition was a critical element in the Company’s long-term strategy as it secures its supply chain for these important components and creates a more competitive pricing structure that it can leverage across all its targeted markets. This also greatly enhances the Company’s plant capacity and technical expertise required for the further development of military grade projectiles.

Our Global Tactical Defense Division’s innovative line of match grade hard armor piercing incendiary (HAPI) rounds, branded as TAC-P™ precision tactical munitions, are the centerpiece of the Company’s strategy to address the unique needs the armed forces community demands are met by their equipment. Following AMMO’s acquisition of Jagemann Casings in March, the Company has aligned its manufacturing operations to support the large caliber demand from military personnel, such as the 12.7mm and .50 caliber BMG configurations.

The focus for our 2020 fiscal year is to continue to expand our brand presence into the markets identified above and to continue to grow our sales within our targeted markets. We intend to do this through establishing key strategic relationships, enrolling in government procurement programs, establishing relationships with leading law enforcement associations and programs, expanding distributor channels, and revitalized marketing campaigns.

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

Our addressable market includes the 2.6 million law enforcement officers around the world (800,000 domestically and 1.8 million internationally) who annually recertify with their firearms; 1.3 million enlisted personnel in the U.S. Armed Forces, and more than 30 million handgun owning households in the United States with later expansion to international markets for civilian purchasers which, based on industry statistics, represents addressable revenue of billions of dollars annually. Each of these markets has unique challenges or barriers to entry. We believe with the strategies we are developing; we will be well positioned to grow our future market share based on our commitment to innovation and meeting the changing needs and demographics of ammunition buyers.

Our History

Our ammunition manufacturing business has been fully operational for just over two years. Although our corporate entity commenced in 1990 as a textile manufacturer and importer, then called Retrospettiva, our manufacturing operations formally began in 2017 when we acquired our ammunition business through a Share Exchange agreement.

Unaudited Supplement Pro Forma Financial Information

The pro forma condensed combined statements of operations for the year ended March 31, 2019 for AMMO, Inc. and the twelve months ended December 31, 2018 for Jagemann Casings reflects the acquisition as if it occurred on April 1, 2018. We believe it is a better reflection of the Company’s future performance.

The unaudited pro forma financial information reflects the potential realization of synergies from reduction or elimination of costs. Additionally, it does not reflect any costs related to company integration. The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations and financial position that would have been achieved had the acquisition been completed and taken place on April 1, 2018 or the future consolidated results of the Company.

Pro forma condensed combined statements of operation has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP.

Because of these limitations, you should consider the pro forma condensed combined statements of operations alongside other financial performance measures, including total net revenue and our financial results presented in accordance with GAAP.

The following table presents a reconciliation of Statement of Operations to the pro forma condensed combined statements of operations:

	AMMO, Inc.	Jagemann Casings			Pro Forma
	For the Year Ended March 31, 2019	For the Year ended December 31, 2018	Pro Forma Adjustments		Condensed Combined

Net Sales
Ammunition Sales	$3,985,574	$-	$-		$3,985,574
Casing Sales	580,078	15,417,735	(1,188,813	)(1)	14,809,000
Cost of Goods Sold	4,795,346	17,242,451	(1,188,813	)(1)
			(2,544,747	)(2)	18,304,237
Gross Margin	(229,694)	(1,824,716)	2,544,747		490,337

Operating Expenses
Selling and marketing	1,414,399	-	-		1,414,399
Corporate general and administrative	3,385,096	454,110	-		3,839,206
Employee salaries and related expenses	3,855,167	-	-		3,855,167
Depreciation and amortization expense	96,302	-	-		96,302
Total operating expenses	8,750,964	454,110	-		9,205,074
Loss from Operations	(8,980,658)	(2,278,826)	2,544,747		(8,714,737)

Other (Expenses)
Loss on Purchase	(2,118,154)	-	-		(2,118,154)
Interest expense	(610,600)	(399,270)	-		(1,009,870)

(Loss) before Income Taxes	(11,709,412)	(2,678,096)	2,544,747		(11,842,761)

Provision for Income Taxes	-	-	-		-

Net (Loss)	$(11,709,412)	$(2,678,096)	$2,544,747		$(11,842,761)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	33,601,569	-	4,750,000		38,351,569
(Loss) per share	$(0.35)	-	-		$(0.31)

The unaudited supplemental pro forma financial data has been calculated after applying our accounting policies and adjusting the historical results of Jagemann Casings with pro forma adjustments, that assume the acquisition occurred on April 1, 2018. Significant pro forma adjustments include the following:

1.	The elimination of intercompany sales and costs of sales between the company and Jagemann Casings.

2.	To record the reduction of overhead costs that will not be included in the operations acquired division moving forward due to cost savings synergies of the acquisition.

The unaudited pro forma financial information does not reflect any costs related to company integration. The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations and financial position that would have been achieved had the acquisition been completed and taken place on April 1, 2018 or the future consolidated results of the Company.

Non-GAAP Financial Measures

We analyze operational and financial data to evaluate our business, allocate our resources, and assess our performance. In addition to total net sales, net income (loss), and other results under generally accepted accounting principles (GAAP), the following information includes key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these measures are useful for period-to-period comparisons of the Company. We have included these non-GAAP financial measures in this Annual Report on Form 10-K because they are key measures we use to evaluate our operational performance, produce future strategies for our operations, and make strategic decisions, including those relating to operating expenses and the allocation of our resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA

	AMMO, Inc.	Jagemann Casings		Pro Forma
	For the Year Ended March 31, 2019	For the Year Ended December 31, 2018	Pro Forma Adjustments	Condensed Combined

Reconciliation of GAAP net income to Adjusted EBITDA
Net (Loss)	$(11,709,412)	$(2,678,096)	$2,544,747	$(11,842,761)
Loss on purchase	2,118,154	-	-	2,118,154
Employee stock awards	1,172,974	-	-	1,172,974
Stock grants	703,030	-	-	703,030
Depreciation and amortization	599,863	1,390,117	-	1,989,980
Interest expense, net	610,600	399,270	-	1,009,870
Adjusted EBITDA	$(6,504,791)	$(888,709)	$2,544,747	$(4,848,753)

Adjusted EBITDA is a non-GAAP financial measures that displays our net loss, adjusted to eliminate the effect of certain items as described below.

We have excluded the following non-cash expenses from our non-GAAP financial measures: depreciation and amortization, loss on purchase and share-based compensation expenses. We believe it is useful to exclude these non-cash expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

Adjusted EBITDA as a non-GAAP financial measure also excludes other cash interest income and expense, as these items are not components of our core operations. We have not included adjustment for any provision or benefit for income taxes as we currently record a valuation allowance.

Non-GAAP financial measures have limitations, should be considered as supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

●	Employee stock awards and stock grants expense has been, and will continue to be for the foreseeable future, a significant recurring expense in the Company and an important part of our compensation strategy;
●	the assets being depreciated or amortized may have to be replaced in the future, and the non-GAAP financial measures do not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or other capital commitments; and
●	non-GAAP measures do not reflect changes in, or cash requirements for, our working capital needs
●	other companies, including companies in our industry, may calculate the non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures

Because of these limitations, you should consider the non-GAAP financial measures alongside other financial performance measures, including our net loss and our other financial results presented in accordance with GAAP.

Results of Operations

Comparison of the year ended March 31, 2019 compared to the twelve months ended March 31, 2018

The Company changed its fiscal year end from December 31 to March 31, effective March 31, 2018. Accordingly, the following presentation and discussion of the audited result of operations for the year ended March 31, 2019, compares the unaudited results of operations for the year ended March 31, 2018 to allow comparable analysis and discussion of results of operations from year to year.

Our financial results for the year ended March 31, 2019 reflect our newly positioned organization. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider. Although we continue to focus on growing our top line revenue, and streamlining our operations, we did experience a decline in our gross profit margin for the year ended March 31, 2019. This was the result of expenses related to new equipment installations, as well as increases to costs of raw materials and overhead.

The following table presents summarized financial information taken from our consolidated statements of operations for the year ended March 31, 2019 compared with the year ended March 31, 2018.

	For the Year Ended		Increase (Decrease)
	March 31, 2019	March 31, 2018	Amount
		(Unaudited)
Net Sales
Ammunition Sales	$3,985,574	$2,601,765	$1,383,809
Casing Sales	580,078	-	580,078
Cost of Products Sold	4,795,346	2,504,767	2,290,579
Gross Margin	(229,694)	96,998	(326,692)
Sales, General & Administrative Expenses	8,750,964	5,199,290	3,551,674
Loss from Operations	(8,980,658)	(5,102,292)	(3,878,366)
Other income (expense)
Other income (expense)	(2,728,754)	(1,386,407)	(1,342,347)
Loss before provision for income taxes	$(11,709,412)	$(6,488,699)	$(5,220,713)
Provision for income taxes	-	-
Net Loss	$(11,709,412)	$(6,488,699)	$(5,220,713)

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the year ended March 31, 2019 and March 31, 2018, respectively. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™, One Precise Shot (OPS), Night Ops, Jeff Rann, and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. The majority of our “Standard Ammunition” is manufactured within our facility but may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries much lower gross margins. “Ammunition Casings” includes our brass casings that are sold under our Jagemann Munition Components subsidiary. Our ammunition casings range from pistol ammunition casings to large rifle ammunition casings.

The following table details our gross sales by product line for the periods ended:

	For the Year Ended
	March 31, 2019	March 31, 2018
		(Unaudited)
Proprietary Ammunition	$2,585,768	$817,347
Standard Ammunition	1,399,806	1,784,418
Ammunition Casings	580,078	-
Total Sales	$4,565,652	$2,601,765

Sales for the year ended March 31, 2019 increased 75% or $1,963,887 over the year ended March 31, 2018. This increase was the result of $1,768,421 in additional sales of our proprietary lines of ammunition through retail and online sales programs, coupled with the addition of our Ammunition Casing sales of $580,078, a decrease of $384,612 in sales in bulk pistol and rifle ammunition, summarized in Standard Ammunition above and a full year of operations. Management expects the sales of line of proprietary ammunition to continue to outpace the sales from the standard line of ammunition.

The increase in our proprietary line was primarily associated with sales of the STREAK VISUAL AMMUNITION™ suite of products, as well as our One Precise Shot (OPS) line of ammunition. Our standard ammunition decreased as a result of the increase in sale of our proprietary ammunition.

We are focused on continuing to grow top line revenue quarter-over-quarter as we continue to further expand distribution into commercial markets, introduce new product lines, and initiate sales to U.S. law enforcement, military, and international markets.

We added ammunition casings to our product offerings at March 15, 2019 year and expect the ammunition casing sales to be a significant part of our sales moving forward.

We also created through our acquisition of SWK, a new line of tactical precision ammunition, TAC-PTM, to meet the lethality requirements of both the US and foreign military customers. This line was formally launched at SHOT Show in Vegas, where our Global Tactical Defense Group demonstrated or presented the capability to more than 15 countries around the world.

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

Sales outside of the United States require licenses and approval from the U.S. State Department, which could take six months to a year for processing. On April 16, 2019, we received renewal for our registration with the International Traffic in Arms Regulations (ITAR). This permits the Company to manufacture, broker, and export ammunition and other items covered under ITAR. Each transaction will be reviewed on a per order basis to comply with ITAR.

Cost of Goods Sold

Cost of goods sold increased by approximately $2.3 million for the year ended March 31, 2019 compared with the year ended March 31, 2018. This was the result of higher sales for the period and the expensing of increased labor, overhead, raw materials used to produce finished product during the period, and the addition of our ammunition casing operations through our recent acquisition. This increase is also the result of a full year of operation in 2019 compared with the year ended March 31, 2018 when our operations were beginning. Although sales increased, when comparing the year ended March 31, 2019 to the year ended March 31, 2018, they did not meet management’s expectations and did not allow us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense. As a percentage of sales, cost of goods sold increased by 9.1% from 96.3% for the three months ended March 31, 2018 to 105.0% for the year ended March 31, 2019.

Gross Margin

Our gross margin percentage was -5.0% during the year ended March 31, 2019 compared with 3.7% for the year ended March 31, 2018. Although sales increased, when comparing the years ended March 31, 2019 to 2018, they did not meet management’s expectations and did not allow us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense.

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

We believe as we continue to grow sales through new markets and expanded distribution that our gross margins will also increase, as evidenced by the improvement over this time last year. Our goal in the next 12 to 24 months is to continue to improve our gross margins. This will be accomplished through the following:

●	Increased product sales, specifically of proprietary lines of ammunition, like the STREAK VISUAL AMMUNITION™, OPS, Stelth and now our TAC-P line, all of which carry higher margins as a percentage of their selling price;

●	Introduction of new lines of ammunition that historically carry higher margins in the consumer and government sectors;

●	Reduced component costs through acquisition our recent casing operation acquisition expansion of strategic relationships with component providers;

●	And, better leverage of our fixed costs through expanded production to support the sales objectives.

Sales, General, and Administrative Expenses

During the year ended March 31, 2019, our sales, general, and administrative expenses increased by approximately $3.5 million over the year ended March 31, 2018. This increase was the result of a full year of accelerated operations, increased payroll expense as we expanded our sales and support team, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, newly appointed board members, and key consultants for the organization during the period, and trade show and marketing costs associated with introducing our new lines of ammunition. Sales, general and administrative expenses for 2019 included noncash stock compensation of approximately $1.9 million. We also experienced increases as a result of new investor and public relations programs, and professional fees associated with our acquisition activity, our public filings, and our efforts to uplist the Company from the OTC to a national exchange. We expect to see administrative expenditures decrease as a percentage of sales in the 2020 fiscal year, as we leverage our work force and expand our sales opportunities.

Interest and other Expenses

For the year ended period ended March 31, 2019, interest and other expenses increased by $1,342,347 compared with the year ended March 31, 2018. This increase was mostly due to a write down of the consideration in connection with the recent acquisition of Jagemann Casings of $2,118,154, debt discount amortization of $151,856, and noncash interest expense of $424,091 related to the Convertible Promissory Notes.

Net Loss

As a result of higher production, selling, and payroll expenses, we ended the year ended March 31, 2019 with a net loss of approximately $11.7 million compared with a net loss of $6.5 million for the year ended March 31, 2018.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses. We also expect to see reductions in our materials costs as we now control our supply of brass casings. Additionally, we expect to reduce our direct labor expense by reducing handling and manual inspection operations as continue to automate our manufacturing process.

Liquidity and Capital Resources

As of March 31, 2019, we had $2,181,246 of cash and cash equivalents, a decrease of $4,381,643 from March 31, 2018.

Working Capital is summarized and compared as follows:

	March 31,	March 31,
	2019	2018
Current assets	$8,626,870	$8,323,045
Current liabilities	4,482,375	1,120,582
	$4,144,495	$7,202,463

Changes in cash flows are summarized as follows:

	For the Year Ended March 31,	For the Year Ended March 31,
	2019	2018
		(Unaudited)

Cash flows from operating activities	(7,294,207)	(4,792,639)
Cash flows from investing activities	(9,541,907)	(975,352)
Cash flows from financing activities	14,635,717	10,049,499

Net increase in cash	(2,200,397)	4,281,508
Cash, beginning of period	4,381,643	100,135
Cash, end of period	2,181,246	4,381,643

For the year ended March 31, 2019, net cash used in operations totaled $7,294,207 This was the result of a net loss of $11,709,412 and increases in our inventory of $2,367,591 and accounts receivable of $131,113.

The cash used in operations was partially offset by non-cash items and changes in operating assets and liabilities, which included, a loss recorded on the purchase of Jagemann Casings of $2,118,154 stock issued for compensation of $1,172,974, stock grants of $703,030, a $1,483,168 increase in accounts payable and accrued liabilities, a $215,489 increase in our prepaid expenses, a $106,320 increase in allowance for doubtful accounts, depreciation and amortization of $599,863, and warrants for the conversion of promissory notes valued at $358,800.

For the comparable year ended March 31, 2018, net cash used in operations totaled $4,792,639. This was the result of a net loss of $6,488,699 and increases in our accounts receivable of $1,207,743, and inventory of $776,135.

The cash used in operations was partially offset by non-cash items and changes in operating assets and liabilities, which included a loss on vendor notes receivable foreclosure of $1,279,921, stock issued for services of $330,625, stock issued for compensation of $642,624, stock grants of $106,563, a $556,527 increase in accounts payable and accrued liabilities, a $274,368 increase in our prepaid expenses, and depreciation and amortization of $209,775.

Investing Activities

During the year ended March 31, 2019, we used $9,541,907 in net cash for investing activities. Of the total cash used for investing activities, $7,000,000 was used in connection with the acquisition of the ammunition casing division of Jagemann Stamping Company, $2,291,906 was used to purchase fixed assets such as new production equipment and leasehold improvements to expand production at our Payson, Arizona manufacturing facility and Scottsdale, Arizona corporate offices, and to acquire end cap displays for the sale of our product at retailers. The remaining $250,000 was used as consideration for acquiring SW Kenetics Inc.

During the comparable year ended March 31, 2018, we used $975,352 in net cash for investing activities. Of this total, $200,000 was used to purchase an exclusive worldwide license to manufacture and sell our STREAK VISUAL AMMUNITION™ technology. This patented technology, trade named “STREAK VISUAL AMMUNITION”, uses a non-flammable phosphor material that produces a glow by the use of light emitted during the round discharge. We believe this technology, applicable to all calibers of ammunition, will be a game changer for the industry moving forward. Additionally, we used $775,352 to purchase equipment to increase production at our Payson Arizona manufacturing facility.

Financing Activities

We finance our operations primarily from the issuance of equity and debt instruments. During the year ended March 31, 2019, net cash provided by financing activities was $14,635,717. This was the net effect of $10,903,930 generated from the sale of Common Stock, $4,767,625 from the exercise of warrants, $1,534,000 from the issuance of Convertible Promissory notes, net of cash payments of $1,704,653 in conjunction with the unit and debt offerings, and a payment $500,000 on the Promissory Note in connection with the acquisition of the casing division of Jagemann Stamping Company. These sales of our securities were offset by payment of $191,275 toward our insurance premium note payable, $124,000 for the purchase of Common Stock and a $50,000 payment of our Contingent Consideration Payable.

During the comparable year ended March 31, 2018, net cash provided by financing activities was $10,049,499. This was the net effect of $13,951,449 generated from the sale of Common Stock included in Units coupled with the collection of a prior year subscription receivable of $172,500, offset by the reduction of notes payable totaling $1,575,000, cash payments of $1,299,961 made to our investment banker in conjunction with the unit offering, the issuance of shares of Common Stock to our founders totaling $99,355, and the payment of $202,134 toward our insurance premium note payable.

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

The following table outlines our future contractual financial obligations associated with this lease by period in which payment is expected, as of March 31, 2019:

	2020	2021	2022	Total
Payson Lease	$120,000	$120,000	$80,000	$320,000

On October 16, 2018, we entered into a triple-net operation lease for approximately 21,000 square feet of office and warehousing space located at 7681 East Gray Road, Scottsdale, Arizona. The initial term of the of the Lease expires on December 31, 2023. The terms of the lease provide for a monthly payment of approximately $17,702, which will increase by approximately 4.4% each year.

The following table outlines our future contractual financial obligations associated with this lease by fiscal period in which payment is expected, as of March 31, 2019:

	2020	2021	2022	2023	2024	Total
Scottsdale Lease	$216,591	$226,587	$236,583	$246,580	$147,240	$1,073,581

On March 14, 2019, we entered into a lease for our 50,000 square foot ammunition casing manufacturing facility located in Manitowoc, Wisconsin. The terms of the lease provide for a monthly payment of approximately $32,844. The lease expires in March of 2026 and can be renewed every three years thereafter.

The following table outlines our future contractual financial obligations associated with this lease by fiscal period in which payment is expected, as of March 31, 2019:

	2020	2021	2022	2023	2024	2025	2026	Total
Manitowoc Lease	$394,128	$394,128	$394,128	$394,128	$394,128	$394,128	$394,128	$2,758,896

Off-Balance Sheet Arrangements

As of March 31, 2019, March 31, 2018, and December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

Inventory

We state inventories at the lower of cost and net realizable value. We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead. We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories. These provisions are based on our best estimates. At March 31, 2019, March 31, 2018, and December 31, 2017, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

The Company only applies the five-step model when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. Our contracts contain a single performance obligation and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product.

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government entities, we must charge and collect an 11% excise tax for all products sold into these channels. During the year ended March 31, 2019, the three months ended March 31, 2018, and the year ended December 31, 2017 we collected and remitted $406,255, $194,003, and $132,294 respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax liability to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of March 31, 2019, March 31, 2018, and December 31, 2017. respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable, and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Expected purchase or sale of plant and significant equipment

We anticipate investing significant resources in the purchase of plant and equipment in the coming months as we begin to scale production operations throughout fiscal 2020. This equipment will be funded through working capital and bank financing. We believe these additions will significantly improve our plant capacities and reduce our cost per unit sold.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets as of March 31, 2019, March 31, 2018, and December 31, 2017	44
Consolidated Statements of Operations for the year ended March 31, 2019, the three months ended March 31, 2018, and the year ended December 31, 2017	45
Consolidated Statements of Stockholders’ Equity for the year ended March 31, 2019, the three months ended March 31, 2018, and the year ended December 31, 2017	46
Consolidated Statements of Cash Flows for the year ended March 31, 2019, the three months ended March 31, 2018 and the year ended December 31, 2017	47
Notes to Consolidated Financial Statements	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ammo, Inc. Scottsdale, Arizona 85260

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Ammo, Inc. (the Company) as of March 31, 2019 and 2018 and December 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2019, the three month period ended March 31, 2018, the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2019 and 2018 and December 31, 2017, and the consolidated results of its operations and its cash flows for the year ended March 31, 2019, the three month period ended March 31, 2018, and the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KWCO , PC
KWCO, PC

We have served as the Company’s auditor since 2016.

Odessa, Texas

June 28, 2019

AMMO, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$2,181,246	$4,381,643	$786,823
Accounts receivable, net of allowance for doubtful account of $129,365 at March 31, 2019, $23,046 at March 31, 2018, and $26,046 at December 31, 2017	1,225,911	1,201,117	166,731
Due from related parties	19,565	14,204	18,461
Inventories, at lower of cost or market, principally average cost method	4,772,597	2,405,007	1,792,314
Prepaid expenses	427,551	321,074	254,732
Total Current Assets	8,626,870	8,323,045	3,019,061
Equipment, net of accumulated depreciation of $516,144 at March 31, 2019 and $113,158 at March 31, 2018, and $77,861 at December 31, 2017	21,999,787	1,241,326	769,442
Other Assets:
Deposits	29,034	16,300	-
Licensing agreements, net of accumulated amortization of $108,833 at March 31, 2019, $58,333 at March 31, 2018, and $45,833 at December 31, 2017	141,667	191,667	204,167
Patents, net of accumulated amortization of $134,701 at March 31, 2019, $49,627 at March 31, 2018 and $25,166 at December 31, 2017	6,939,304	900,373	924,834
Other intangible assets, net of accumulated amortization of $61,803 at March 31, 2019	5,850,502	-	-
TOTAL ASSETS	$43,587,164	$10,672,711	$4,917,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,920,344	$479,465	$476,893
Accrued liabilities	531,434	541,210	254,774
Convertible note payable	-	-	1,575,000
Note payable related party	-	-	100,000
Insurance premium note payable	230,597	99,907	6,880
Current portion of note payable related party	1,500,000	-	-
Contingent consideration payable	300,000	-	-
Total Current Liabilities	4,482,375	1,120,582	2,413,547
Long-term Liabilities:
Convertible promissory notes, net of $24,144 of note issuance costs	275,856	-	-
Contingent consideration payable	900,000	-	-
Note payable related party	8,400,000	-	-
Total Liabilities	14,058,231	1,120,582	2,413,547
Shareholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized 44,013,075, 28,394,503, and 22,487,793 shares issued and outstanding at March 31, 2019 and March 31, 2018, and December 31, 2017 respectively	44,013	28,394	22,488
Additional paid-in capital	48,935,485	17,264,888	8,430,394
Stock subscription receivable	-	-	(5,000)
Accumulated (Deficit)	(19,450,565)	(7,741,153)	(5,943,925)
Total Shareholders’ Equity	29,528,933	9,552,129	2,503,957
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,587,164	$10,672,711	$4,917,504

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2019	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017

Net Sales
Ammunition Sales	$3,985,574	$1,960,688	$1,294,861
Casing Sales	580,078	-	-
	4,565,652	1,960,688	1,294,861
Cost of Goods Sold, includes depreciation and amortization of $506,159 $66,405 and $141,575, respectively, and federal excise taxes of $406,255, $194,003, and $132,294, respectively	4,795,346	1,667,614	1,303,586
Gross Margin	(229,694)	293,074	(8,725)

Operating Expenses
Selling and marketing	1,414,399	585,294	759,053
Corporate general and administrative	3,385,096	589,983	2,154,498
Employee salaries and related expenses	3,855,167	914,258	1,046,667
Depreciation and amortization expense	96,302	5,853	7,285
Total operating expenses	8,750,964	2,095,388	3,967,503
Loss from Operations	(8,980,658)	(1,802,314)	(3,976,228)

Other Income/(Expenses)
Loss on purchase	(2,118,154)	-	-
Loss on vendor notes receivable foreclosure	-	-	(1,279,921)
Interest expense	(610,600)	5,086	(532,752)

(Loss) before Income Taxes	(11,709,412)	(1,797,228)	(5,788,901)

Provision for Income Taxes	-	-	-

Net (Loss)	$(11,709,412)	$(1,797,228)	$(5,788,901)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	33,601,569	26,045,890	19,279,601
(Loss) per share	$(0.35)	$(0.07)	$(0.30)

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year ended March 31, 2019, For the Three Months Ended March 31, 2018, and
For the Year Ended December 31, 2017

	Common Shares		Additional Paid-In	Subscription	Accumulated
	Number	Par Value	Capital	Receivable	(Deficit)	Total

Balance as of December 31, 2016	15,754,000	$15,754	$799,180	$(167,500)	$(155,024)	$492,410

Reverse merger and recapitalization	604,371	604	(604)	-	-	-
Subscriptions collected	-	-	-	167,500	-	167,500
Common stock issued to founders	500,000	500	145	-	-	645
Founder shares repurchased	(400,000)	(400)	(99,600)	-	-	(100,000)
Common stock issued for cash	4,640,822	4,641	6,034,259	-	-	6,038,900
Common stock issued for payment of legal fees	49,600	50	123,950	-	-	124,000
Subscription receivable	4,000	4	4,996	(5,000)	-	-
Organizational and fundraising cost	20,000	20	(179,770)	-	-	(179,750)
Common stock issued for licensing agreement	100,000	100	124,900	-	-	125,000
Legal, advisory and consulting fees	495,000	495	554,130	-	-	554,625
Employee stock awards	120,000	120	159,880	-	-	160,000
Shares issued for patents	600,000	600	749,400	-	-	750,000
Imputed interest on related party note	-	-	46,340	-	-	46,340
Issuance of warrants for interest	-	-	46,188	-	-	46,188
Issuance of warrants for services	-	-	67,000	-	-	67,000
Net loss for year ended December 31, 2017	-	-	-	-	(5,788,901)	(5,788,901)

Balance as of December 31, 2017	22,487,793	22,488	8,430,394	(5,000)	(5,943,925)	2,503,957

Subscription collected	-	-	-	5,000	-	5,000
Common stock issued for cash	5,614,210	5,614	9,257,810	-	-	9,263,424
Organizational and fundraising cost	-	-	(1,137,211)	-	-	(1,137,211)
Employee stock awards	292,500	292	482,332	-	-	482,624
Stock grant expense			106,563		-	106,563
Issuance of warrants for services	-	-	125,000	-	-	125,000
Net loss for period ended March 31, 2018	-	-	-	-	(1,797,228)	(1,797,228)

Balance as of March 31, 2018	28,394,503	28,394	17,264,888	-	(7,741,153)	9,552,129

Common stock issued for cash	5,796,336	5,797	10,898,133	-	-	10,903,930
Common stock issued for exercised warrants	1,972,800	1,973	4,765,652	-	-	4,767,625
Common stock issued for cashless warrant exercise	10,495	11	(11)	-	-	-
Organizational and fundraising cost	-	-	(1,704,563)	-	-	(1,704,563)
Common stock issued for services	5,000	5	22,345	-	-	22,350
Employee stock awards	702,500	702	1,172,272	-	-	1,172,974
Stock grants	-	-	703,030	-	-	703,030
Acquisition stock issuances	6,450,002	6,450	14,117,555	-	-	14,124,005
Legal, advisory and consulting fees	(49,600)	(50)	(123,950)	-	-	(124,000)
Common stock issued for convertible notes	731,039	731	1,820,134	-	-	1,820,865
Net loss for year ended March 31, 2019	-	-	-	-	(11,709,412)	(11,709,412)

Balance as of March 31, 2019	44,013,075	$44,013	$48,935,485	$-	$(19,450,565)	$29,528,933

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31, 2019	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017

Cash flows from operating activities:
Net (Loss)	$(11,709,412)	$(1,797,228)	$(5,788,901)
Adjustments to reconcile Net (Loss) to Net Cash provided by operations:
Depreciation and amortization	599,863	72,258	148,860
Loss on vendor notes receivable foreclosure	-	-	1,279,921
Imputed interest	-	-	46,340
Debt discount amortization	151,856	-	356,250
Stock grants	703,030	106,563	-
Stock for services	22,350	-	454,625
Employee stock awards	1,172,974	482,624	160,000
Warrants for services and interest	-	125,000	113,188
Stock and warrants for promissory note conversion	358,800	-	-
Loss on purchase	2,118,154	-	-
Changes in Current Assets and Liabilities
Vendor advances receivable	-	-	186,486
Accounts receivable	(131,113)	(1,031,385)	(171,812)
Allowance for doubtful accounts	106,320	(3,000)	26,046
Due to (from) related parties	(5,361)	4,257	(18,461)
Inventories	(2,367,591)	(612,693)	(928,762)
Prepaid expenses	215,489	101,114	183,181
Deposits	(12,734)	(16,300)	-
Accounts payable	1,440,879	2,572	418,898
Accrued liabilities	42,289	286,435	254,774
Net cash used in operating activities	(7,294,207)	(2,279,783)	(3,279,367)

Cash flows from investing activities
Purchase of equipment	(2,291,907)	(507,181)	(304,188)
Jagemann Acquisition	(7,000,000)	-	-
Purchase of patent	(250,000)	(100,000)	(100,000)
Net cash used in investing activities	(9,541,907)	(607,181)	(404,188)

Cash flow from financing activities
Convertible note payment	-	-	(300,000)
Note payment - related party	(500,000)	-	(960,000)
Insurance premium note payment	(191,275)	(74,429)	(207,033)
Contingent consideration payment	(50,000)	-	-
Convertible promissory note	1,534,000	(1,575,000)	-
Sale of common stock	10,903,930	9,263,424	6,038,900

(Continued)

AMMO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31, 2019	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017

Purchase of common stock	(124,000)	-	-
Common stock issued for exercised warrants	4,767,625	-	-
Collection of stock subscription	-	5,000	167,500
Common stock activity - founders shares	-	-	(99,355)
Organizational and fundraising costs	(1,704,563)	(1,137,211)	(179,750)
Net cash provided by financing activities	14,635,717	6,481,784	4,460,262

Net increase/(decrease) in cash	(2,200,397)	3,594,820	776,707
Cash, beginning of period	4,381,643	786,823	10,116
Cash, end of period	$2,181,246	$4,381,643	$786,823

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$240,523	$-	$9,105
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Additional paid-in-capital	$(11)	$-	$-
Common stock	11	-	-
Issuance of common stock	4,624,005	-	-
Contingent consideration payable	1,250,000	-	-
Patent acquisition	(5,874,005)	-	-
Issuance of common stock	7,381,846	-	-
Note payable - related party	10,400,000	-	-
Acquired Intangible Assets	(5,912,305)	-	-
Acquired Equipment	(11,869,541)	-	-
Convertible promissory note	(1,410,000)	-	-
Accrued Liabilities	(52,065)	-	-
Convertible promissory note conversion	1,462,065	-	-
Vendor note receivable foreclosure
Vendor notes receivable	-	-	1,305,079
Vendor advances receivable	-	-	(96,552)
Accounts receivable	-	-	(20,965)
Inventories	-	-	(644,447)
Equipment	-	-	(543,115)
Licensing agreement	-	-	(125,000)
Issuance of common stock	-	-	125,000
Insurance premium note payment	321,966	167,456	213,913
Prepaid expense	(321,966)	(167,456)	(213,913)
Common Stock	-		604
Additional paid-in-capital	-	-	(604)
Prepaid legal services	-	-	(224,000)
Issuance of common stock	-	-	224,000
Issuance of common stock	-	-	750,000
Patent acquisition	-	-	(750,000)
Stock subscription receivable	-	-	(5,000)
Additional paid-in-capital	-	-	5,000
	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

We use the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”) and all amounts are expressed in U.S. dollars. The Company has a fiscal year-end of March 31st.

The financial statements and related disclosures as of March 31, 2019, March 31, 2018, and December 31, 2017 are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “AMMO”, “we”, “us”, “our,” or the “Company” are to AMMO, Inc., a Delaware corporation

Principles of Consolidation

The consolidated financial statements include the accounts of AMMO, Inc. and its wholly owned subsidiaries, Enlight Group II, LLC (d/b/a Jagemann Munition Components), SNI, LLC, AMMO Munitions, Inc. and AMMO Technologies, Inc. (inactive). All significant intercompany accounts and transactions are eliminated in consolidation

Use of Estimates

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

March 31, 2019, March 31, 2018, and December 31, 2017

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represent amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At March 31, 2019, March 31, 2018 and December 31, 2017, we reserved $129,365, $23,046, and $26,046, respectively, of allowance for doubtful accounts.

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

Amortization expense for the license agreements for the year ended March 31, 2019, the three months ended March 31, 2018, and the year ended December 31, 2017 were $50,000, $12,500, and $45,833, respectively.

Patent

In September 28, 2017, AMMO Technologies Inc. (“ATI”), an Arizona corporation, which is 100% owned by us, merged with Hallam, Inc, a Texas corporation, with ATI being the survivor. Under the terms of the Merger, we issued to Hallam, Inc.’s two shareholders, 600,000 shares of our common stock, subject to restrictions, and payment of $200,000. The first payment of $100,000 to the Hallam, Inc. shareholders was paid on September 13, 2017, and the second payment of $100,000 was paid on February 6, 2018.

The shares were valued at $1.25 and the aggregate value of $950,000 was recorded as a patent asset. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028. Patent amortization expense for the year ended March 31, 2019, the three months ended March 31, 2018, and the year ended December 31, 2017 were $85,074, $24,461, and $25,166.

Under the terms of the Merger, ATI succeeded to all of the assets of Hallam, Inc. and assumed the liabilities of Hallam, Inc., which were none. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette. The license was formally amended and assigned to AMMO Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Agreement. Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date. Under the terms of the Exclusive License Agreement, the Company is obligated to pay a royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For year ended March 31, 2019, the three months ended March 31, 2018 and the year ended December 31, 2019, the Company accrued $33,920, $10,783, and $6,000 respectively under this agreement.

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

Other Intangible Assets

On March 15, 2019, Enlight Group II, LLC d/b/a Jagemann Munition Components, a wholly owned subsidiary of AMMO, Inc., completed its acquisition of assets of Jagemann Stamping Company’s ammunition casing manufacturing and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement (See Note 10). The intangible assets acquired include a tradename, customer relationships, and intellectual property. For the year ended March 31, 2019, amortization of the other intangibles assets was $61,803.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the year ended March 31, 2019, the three month period ended March 31, 2018 or the year ended December 31, 2017.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

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

The Company only applies the five-step model when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. Our contracts contain a single performance obligation and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product.

For the year ended March 31, 2019, and the three months ended March 31, 2018 the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	For the Year Ended March 31, 2019		For the Three Months Ended March 31, 2018		For the Year Ended December 31, 2017
PERCENTAGES	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable

Customers:
A	24.6%	29.4%	-	-	-	-
B	19.1%	-	-	-	-	-
C	10.0%	-	35.5%	54.6%	57.8%	27.4%
D	-	19.0%	-	-	-	-
E	-	-	17.1%	12.6%	-	-
F	-	-	15.1%	-	-	-
G	-	-	-	-	-	20.4%
H	-	-	-	-	-	12.7%
	53.7%	48.4%	67.7%	67.2%	57.8%	60.5%

Advertising Costs

We expense advertising costs as they are incurred. We incurred advertising and marketing costs of $554,266 $245,472 and $220,154 for the year ended March 31, 2019, for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively.

Fair Value of Financial Instruments

We measure options and warrants at fair value in accordance with Accounting Standards Codification 820 – Fair Value Measurement (“ASC 820”). The objective of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

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

We valued warrants issued for the reduction in conversion price for the conversion of Convertible Promissory Notes at the grant date of March 31, 2019 using valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk free interest rate, volatility, and expected life.

	March 31, 2019	March 31, 2018	December 31, 2017

Risk free interest rate	2.39%	2.05%	1.31 - 1.5%
Expected volatility	45%	195%	250%
Expected term	2.5 years	1 year	1 - 1.5 years
Expected dividend yield	0%	0%	0%

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

Equipment acquired in the March 15, 2019 acquisition of the Jagemann Casings was valued at fair value on the acquisition date by a third party valuation firm.

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

	Quoted Active Markets for Identified Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Employee stock awards	$-	$1,172,974	$-	$1,172,974
Executive stock grant expense	-	703,030	-	703,030
SWK patent acquisition	-	-	4,624,005	4,624,005
Jagemann Munition Components acquired intangible assets	-	-	5,912,305	5,912,305
Stock and warrants issued for convertible promissory notes	-	358,800	-	358,800

March 31, 2018
Employee stock awards	$-	$482,432	$-	$482,432
Executive stock grant expense	-	106,563	-	106,563
Warrants issued for services	-	-	125,000	125,000

December 31, 2017
Common stock issued for legal, advisory and consulting fees	$-	$454,625	$-	$454,625
Employee stock awards	-	160,000	-	160,000
Common stock for licensing agreement	-	125,000	-	125,000
Patent acquisition, noncash element	-	-	750,000	750,000
Warrants issued for interest	-	-	46,188	46,188
Warrants issued for services	-	-	67,000	67,000
Assets acquired in foreclosure	-	-	543,115	543,115
Common Stock issued for prepaid legal fees	-	224,000	-	224,000

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

Property and Equipment

We state property and equipment at cost, less accumulated depreciation. We capitalize major renewals and improvements, while we charge minor replacements, maintenance, and repairs to current operations. We compute depreciation by applying the straight-line method over estimated useful lives, which are generally five to ten years.

Compensated Absences

We accrue a liability for compensated absences in accordance with Accounting Standards Codifications 710 – Compensation – General.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). There were 702,500 shares of common stock issued to employees, members of the Board of Directors, and members of the Advisory Committee for services during the year ended March 31, 2019.

On March 12, 2018, we entered into an employment agreement with an executive that included, among other provisions, an equity grant of 400,000 shares of restricted common stock that vests at the rate of 100,000 shares annually for four years. The $660,000 compensation value is being recognized ratably on a straight-line basis over the four-year period covered by the agreement.

On May 1, 2018, we entered into an employment agreement with Robert D. Wiley, Chief Financial Officer, that included, among other provisions, an equity grant of 100,000 shares of restricted common stock that vests at the rate of 33,333 shares annually for three years. The $250,000 compensation value is being recognized on a straight-line basis over the three-year period covered by the agreement.

From September 2018 through March 2019, we entered into seven separate employment agreements that included in total, among other provisions, equity grants of 535,000 shares of restricted common stock that vests annually over the next four years. The total compensation value of $1,376,000 is being recognized on a straight-line basis over the periods covered by each agreement, up to four years.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at various times. As of March 31, 2019, our bank account balances exceeded federally insured limits.

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

If the assessment of a contingency indicates that it is possible that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There were no known contingencies at March 31, 2019, March 31, 2018 or December 31, 2017.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. We adopted ASU 2014-09 as of January 1, 2018, and it did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows for the year ended March 31, 2019 and the three months ended March 31, 3018.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

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

Each product manufactured by the Company has standard specifications and performance objectives. The Company has an extensive product testing program and, if the Company were given notice of a product defect by a customer, the Company would request the return of the product so that the manufacturing defect could be identified. From inception to March 31, 2019, the Company has had no returned products related to product warranty.

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

Loss Per Common Share

We calculate basic loss per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants, using various methods, such as the treasury stock or modified treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 8,143,115 shares of common stock that are potentially dilutive. All weighted average numbers were adjusted for the reverse stock split and merger transaction. Due to the loss from operations in the year ended March 31, 2019, the three month period ended March 31, 2018, and the year ended December 31, 2017, there are no common shares added to calculate the dilutive EPS for those periods as the effect would be antidilutive.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

NOTE 3 – VENDOR NOTES RECEIVABLE

While living in Payson, AZ, a small city 90 minutes north of Phoenix, AMMO’s CEO, Fred Wagenhals, was approached by Payson’s mayor to discuss Advanced Tactical Armament Concepts, LLC (ATAC), an ammunition manufacturing company located in Payson. ATAC was experiencing financial difficulties and the mayor was concerned about the economic effect it would have on his city if ATAC’s manufacturing plant closed down. The mayor asked Mr. Wagenhals if he could develop a plan to salvage the ATAC plant and restore operations.

Before Mr. Wagenhals could assist, ATAC’s financial situation worsened and the business ceased operations. ATAC’s bank, WESTERN ALLIANCE BANK, petitioned the bankruptcy court to appoint a receiver to protect the bank’s collateral. Wagenhals approached the bank about resolving the receivership issue and re-opening the business. The bank agreed to delay its action in exchange for an immediate payment of $235,000 by ATAC and an increase of $665,000 in ATAC’s working capital. ATAC borrowed $900,000 plus $135,000 in stipulated interest from a related party of Wagenhals (Mansfield L.L.C.). On October 24, 2016, AMMO, Inc. completed negotiations with Western Alliance Bank to purchase the bank’s position ($1,910,993) as the note holder for $1,550,000.

Vendor note receivable consisted of the following at December 31, 2016:

Advanced Tactical Armament Concepts, L.L.C. Notes Payable Purchased by Ammo	Amount

Western Alliance Bank – Balance outstanding as of October 24, 2016	$1,910,993
Negotiated Discount with Western Alliance Bank to assume the Note Receivable	(360,993)
AMMO, Inc. Net Purchase Price for Western Alliance Note Payable	1,550,000
Mansfield, LLC Note Outstanding, inclusive of $135,000 fee outstanding	1,035,000
AMMO, Inc. Net Purchase Price to Acquire Notes Receivable of Western Alliance Bank & Mansfield LLC	$2,585,000

On November 21, 2016 AMMO applied for its’ Federal Firearms License which it received on February 1, 2017. Between November 21, 2016 and February 1, 2017, Wagenhals made an agreement with the owners of ATAC to start production of AMMO, Inc. branded ammunitions. This was accomplished by providing ATAC $219,000 in raw materials and ATAC was advanced $89,000 to pay selected ATAC vendors whose materials were required in the manufacturing process and to re-hire production employees. AMMO negotiated an agreement with the management of ATAC to liquidate the vendor notes advances balance by manufacturing AMMO branded products in the future.

ATAC’s operations continued to worsen and on February 20, 2017, a sale was held for the disposition of collateral for Advanced Tactical Armament Concepts, LLC, a Nevada Limited Liability Company. As a secured party, we submitted a creditor bid. Our bid for the sale for the disposition of collateral was the highest and was accepted and we assumed operation of the manufacturing facility. We reflected this transaction in the following manner:

Notes Receivable	$(2,585,000)
Vendor advances receivable	96,552
Accounts receivable	20,965
Inventories	644,447
Equipment	543,115
Loss on notes receivable	1,279,921
$-

The management of AMMO reviewed their options for accounting for the foreclosure on ATAC’s collateral and determined that they had not purchased a business, therefore the assets acquired in foreclosure would have to be assessed for their fair values. The receivables and inventories were valued at their collectible amounts or replacement costs. AMMO had the equipment appraised by a professional appraisal firm.

NOTE 4 – INVENTORIES

At March 31, 2019, March 31, 2018, December 31, 2017, the inventory balances consisted of the following:

	March 31, 2019	March 31, 2018	December 31, 2017
Finished product	$2,628,241	$809,680	$1,007,291
Raw materials	1,635,130	1,471,666	764,810
Work in process	509,226	123,661	20,213

	$4,772,597	$2,405,007	$1,792,314

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

NOTE 5 – EQUIPMENT

We state property and equipment at historical cost less accumulated depreciation. We compute depreciation using the straight-line method at rates intended to depreciate the cost of assets over their estimated useful lives, which are generally five to ten years. Upon retirement or sale of property and equipment, we remove the cost of the disposed assets and related accumulated depreciation from the accounts and any resulting gain or loss is credited or charged to selling, general, and administrative expenses. We charge expenditures for normal repairs and maintenance to expense as incurred.

We capitalize additions and expenditures for improving or rebuilding existing assets that extend the useful life. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

Property and equipment consisted of the following at March 31, 2019, March 31, 2018 and December 31, 2017:

	March 31, 2019	March 31, 2018	December 31, 2017
Leasehold Improvements	$98,444	$17,772	$15,475
Furniture and Fixtures	154,777	8,102	33,751
Vehicles	103,511	89,388	36,500
Equipment	18,689,140	879,871	184,626
Tooling	117,390	359,351	579,951
Construction in Progress	3,352,669	-	-
Total property and equipment	$22,515,931	$1,354,484	$847,303
Less accumulated depreciation	(516,144)	(113,158)	(77,861)
Net equipment	21,999,787	1,241,326	769,442

Depreciation expense for the year ended March 31, 2019, for the three months ended March 31, 2018, and for the year ended December 31, 2017 totaled $402,986, $35,297, and $77,861, respectively.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

NOTE 7 – NOTES PAYABLE – RELATED PARTY

On December 16, 2016, we and Mansfield, an entity controlled by our Chief Executive Officer, entered into a note purchase and sale agreement to purchase a promissory note held by Mansfield and payable by ATAC. We purchased the promissory note for $1,035,000. The note was repaid on December 31, 2017. Interest on the note was imputed in the amount of $46,340, as there was no stated interest rate in the note document.

In connection with the acquisition of the patent on August 22, 2017, we were obligated to pay $200,000 to Hallam, Inc.’s shareholders. The first $100,000 was paid on August 22, 2017, and a note was executed in the amount of $100,000 which was paid in full on February 2, 2018.

On August 29, 2017, we borrowed $100,000 from a paid legal consultant to whom we issued warrants to purchase 40,000 shares of common stock with an exercise price of $0.50 per share, expiring two years from date of issuance. The warrants were valued at $46,188 and recognized as interest expense in 2017. The note was paid in full on October 31, 2017.

In connection with the acquisition of the casing division of Jagemann Stamping Company, a $10,400,000 promissory note was executed and is described in Note 10. The promissory note, under which $500,000 was paid on March 25, 2019 using funds raised for the acquisition, had a remaining balance at March 31, 2019 of $9,900,000. On April 30, 2019, the original due date of the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly until October 1, 2019 when the interest rate increases to 9% per annum payable monthly until principal and accrued interest are paid in full. In May of 2019, the Company paid $1,500,000 on the balance of the note. As of March 31, 2019, we accrued interest of $22,196 related to the note. The note is secured by all the equipment purchased from Jagemann Stamping Company and was valued at $18,869,541 in the accompanying financial statements.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

On January 9, 2019, we completed the issuance of 10% Convertible Promissory Notes in the principal amount of $1,710,000 to accredited investors through a private placement in exchange for cash in an equal amount. The principal amounts were raised from the period of October 23, 2018 to December 28, 2018. As a result of the issuance of the Convertible Promissory Notes, the placement agent received an aggregate commission of $171,000, and $5,000 in escrow fees were paid, totaling $176,000 of Note Issuance Costs. As of March 31, 2019, we recorded $151,856 of interest expense related to the Note Issuance Costs.

The Maturity Date of the notes is the two year anniversary from the date of issuance. The holders have the option to convert the entire principal of the Convertible Promissory Note into Common Stock at a conversion price equal to $2.50 per share at any time until the Maturity Date, subject to “Qualified Financing.” Qualified Financing means the next equity round of financing of the Company that raises not less than $10,000,000 gross proceeds from institutional(s) or commercial lender(s) in the aggregate with any combination of Common Stock (valued at the close of the Trading Day on the date of the closing for the financing) or debt. In the event of Qualified Financing, the Convertible Promissory Notes will automatically convert 100% of the principal amount into Common Stock at a conversion price equal to $2.50 per share. As of March 31, 2019, we accrued $65,291 of interest expense related to the Convertible Promissory Notes.

On February 28, 2019, the company notified the holders of an offer to convert Convertible Promissory Notes and Accrued Interest into Common Stock at a conversion price of $2.00 per share and receive one-half warrant exercisable at $2.40 per share for five years in conjunction with each converted share On March 29, 2019, the Company converted $1,410,000 of Convertible Promissory Notes and $52,065 of Accrued Interest into 731,039 shares of Common Stock and issued Warrants to purchase 365,523 shares of Common Stock. The offer ended on March 29, 2019 at 11:59 PM. As a result of the conversion of the Convertible Promissory Notes, the Company accrued $42,300 for a 3% cash conversion fee on the principal converted payable to the placement agent, Paulson Investment Company. Additionally, $118,351 of Unamortized Note Issuance Costs were amortized and $358,800 of Interest Expenses related to the reduction in conversion price were recognized as result of the conversions.

The holders that did not elect to convert their notes during this period have the option to convert their entire principal of the Convertible Promissory Note into Common Stock per the terms of the original agreement.

As of March 31, 2019, there was $300,000 in principal remaining and $23,145 of Unamortized Note Issuance Costs.

On June 5, 2019, the remaining $300,000 of Convertible Promissory Notes were mandatorily converted into shares of our common stock pursuant to the terms of the Note. The Company converted $300,000 of Convertible Promissory Notes and $18,228 of Accrued Interest were converted into 127,291 shares of Common Stock at a conversion price of $2.50. The Company accrued $9,000 for a 3% cash conversion fee on the principal converted payable to the placement agent, Paulson Investment Company.

NOTE 9 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

During the three-month period ended March 31, 2018, we issued 5,906,710 shares of common stock as follows:

●	5,614,210 shares were sold to investors for $9,263,424
●	292,500 shares valued at $482,624 were issued to employees and directors as compensation

During the year ended March 31, 2019, we issued 15,618,572 shares of common stock as follows:

●	5,796,336 shares were sold to investors for $10,903,930
●	1,972,800 shares were issued through exercised warrants of $4,767,625
●	10,495 shares were issued through a cashless exercise of 14,719 warrants
●	702,500 shares valued at $1,172,974 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation
●	5,000 shares were issued for services valued at $22,350
●	1,700,002 shares were issued to the shareholders of SW Kenetics, Inc. (subject to claw back provisions) valued $4,624,005 in connection with the acquisition
●	4,750,000 shares were issued to Jagemann Stamping Company valued at $9,500,000 in connection with the acquisition of Jagemann Casings
●	731,039 shares were issued for the conversion of Convertible Promissory Notes valued at $1,820,865
●	49,600 shares were purchased by the Company for a price of $124,000

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

In October of 2017. we entered into a placement agent agreement to secure equity capital from qualified investors to provide funds to expand our operations. The offering consisted of Units priced at $1.65, which included one share of common stock and one five-year warrant to purchase an additional half-share of common stock for an exercise price of $2.00 per share. Effectively, every two units purchased provided the investor with a five-year warrant at an exercise price of $2.00 per share. Units sold under this arrangement totaled 594,702 shares of common stock and 297,351 warrants for $981,250 during the year ended December 31, 2017, and 5,614,210 shares of common stock and 2,807,105 warrants for a total of $9,263,424 for the three months ended March 31, 2018. The total number of Units covered by this offering was 6,060,606, and the amount was $10,000,000. In March 2018, we entered into a second placement agent agreement with the same terms for up to an additional $3,500,000.

For services provided under the placement agreements, the placement agent collected a 12% cash fee on the sale of every Unit and a fee payable in warrants equaling 12% of the total Units sold. These warrants have a term of seven years and an exercise price of $1.65 per share. The cash fee totaled $117,750 for the year ended December 31, 2017 and $1,137,211 for the three months ended March 31, 2018, including reimbursed expenses. Under this agreement, we recognized 71,364 and 673,705 warrants as authorized, but unissued as of December 31, 2017 and March 31, 2018, respectively.

In April of 2018, our second placement agreement to secure equity capital from qualified investors to provide funds to our operations ended. Units sold under this agreement during the year ended March 31, 2019 totaled 1,967,886 shares of common stock and 983,943 warrants for $3,247,030. The cash fee totaled $389,644 for the year ended March 31, 2019, including reimbursed expenses. We authorized an additional 236,145 warrants to the placement agent under the terms of the agreement and issued a total of 981,213 warrants to the placement agent for the two placement agent agreements.

In December of 2018, we entered into a placement agreement to secure equity capital from qualified investors to provide up to $13,000,000 in funds to our operation. The offering consisted of Units priced at $2.00, which included one share of common stock and one five-year warrant to purchase an additional half-share of common stock for an exercise price of $2.40 per share. Effectively, every two units purchased provided the investor with a five-year warrant at an exercise price of $2.40 per share. Units sold under this agreement totaled 3,828,450 shares of common stock and warrants to purchase 1,914,225 shares of our Common Stock for $7,656,900 for the year ended March 31, 2019. As of June 28, 2019, there is up to $3,546,000 in funds to be provided under this placement agreement.

For services provided under the placement agreements, the placement agent collected a 12% cash fee on the sale of every Unit and a fee payable in warrants equaling 12% of the total Units sold. These warrants have a term of five years and an exercise price of $2.00 per share. The cash fee totaled $942,828 for the year ended March 31, 2019, including reimbursed expenses and the fee payable in warrants totaled 459,414 warrants.

On March 29, 2019, the Company converted $1,410,000 of Convertible Promissory Notes and $52,065 of Accrued Interest into 731,039 shares of Common Stock and Warrants to purchase 365,523 shares of Common Stock. We accrued $42,300 for a 3% cash conversion fee on the principal converted payable to the placement agent, Paulson Investment Company.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

At March 31, 2019, March 31, 2018, and December 31, 2017, outstanding and exercisable stock purchase warrants consisted of the following:

	December 31, 2017
	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at December 31, 2016	720,000	$2.22	1.95
Granted	4,542,338	2.23	1.9
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Outstanding at December 31, 2017	5,262,338	$2.43	1.77
Exercisable at December 31, 2017	5,262,338	$2.43	1.77

	March 31, 2018
	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at December 31, 2017	5,262,338	$2.50	1.77
Granted	3,609,822	2.42	5.13
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Outstanding at March 31, 2018	8,872,160	$2.23	2.97
Exercisable at March 31, 2018	8,872,160	$2.23	2.97

	March 31, 2019
	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2018	8,872,160	$2.23	2.97
Granted	4,233,274	2.23	4.62
Exercised	(1,987,519)	2.41	-
Forfeited or cancelled	(2,974,800)	2.47	-
Outstanding at March 31, 2019	8,143,115	$2.09	4.35
Exercisable at March 31, 2019	8,143,115	$2.09	4.35

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

As of March 31, 2019, we had 8,143,115 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase an aggregate of 349,060 shares of Common Stock at an average price of $2.50 per share until March 2020; (2) warrants to purchase 966,494 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (3) warrants to purchase 4,547,813 shares of our Common Stock of an exercise price of $2.00 per share until over the next five years, and (4) warrants to purchase 2,279,748 shares of Common Stock at an exercise price of $2.40 until March 2024.

On May 31, 2018, per the terms of the private offering dated January 25, 2017, we called for the exercise of warrants to purchase a total of 4,947,600 shares of our Common Stock. According to the terms of the Warrant Purchase Agreement, the warrants could be called when the average price of our common stock traded at $5.00 per share or higher, for a consecutive 30 day period. This call provision was met on May 21, 2018. As a result, we issued formal notice to all warrant holders on May 31, 2019, advising them that they had until July 6, 2018, to exercise their warrants, or they would become null and void. The total number of warrants included in the January 25, 2017 offering were 4,947,600 and were priced as follows: 4,790,100 warrants at an exercise price of $2.50, 67,500 warrants at an exercise price of $1.25 and 90,000 warrants at an exercise price of $0.50.

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

NOTE 10 – ACQUISITIONS

SW Kenetics, Inc.

On September 27, 2018, AMMO Technologies, Inc. (“ATI”) entered into a definitive Agreement and Plan of Merger with SW Kenetics Inc. (“SWK”), an Arizona corporation and completed the merger on October 5, 2018. Pursuant to the agreement SWK merged with and into AMMO Technologies, Inc., with ATI being the survivor. Under the terms of the agreement, we issued to SW Kenetics Inc.’s three shareholders, 1,700,002 restricted shares of our common stock, payment of $250,000, and a payment obligation of $1,250,000 subject to completion of specific milestones that we have recorded as Contingent Consideration Payable. Additionally, the 1,700,002 shares of common stock were issued with claw back provisions to ensure agreed upon objectives are met. Included among the list of milestones or events that must be completed are significant revenue goals incorporating the product technology of SWK. The initial payment of $250,000 was made on August 20, 2018. The shares were each valued at $2.72, the weighted average share price of our Common Stock that was publicly traded and sold through private placement. We recorded the total purchase consideration to patents as follows:

Cash	$250,000
Contingent Consideration Payable	1,250,000
Common Stock	1,700
Additional Paid-in Capital	4,622,305
Fair Value of Patent	$6,124,005

The fair value originally recorded was determined by a third party valuation firm. SWK’s significant assets only include the patent asset and the third party valuation firm allocated determined the fair value measurement based on the patent.

SWK is a research and development firm located in Arizona that has designed a new portfolio of modular projectiles that the Company believes will advance the force capability of the United States military, as well as NATO member countries. SWK filed a patent for their technology, which is now pending with the United States Patent and Trademark Office.

On December 13, 2018, the Company made a $50,000 payment to SW Kenetics, Inc. in connection with the completion of a milestone. The $50,000 payment reduced the Contingent Consideration Payable.

Jagemann Stamping Company’s Ammunition Casing Division

On March 15, 2019, Enlight Group II, LLC (hereinafter referred to as the “Buyer”), a wholly owned subsidiary of AMMO, Inc., completed its acquisition of selected assets of Jagemann Stamping Company’s (“Seller”) ammunition casing, projectile manufacturing, and sales operations (“Jagemann Casings”) pursuant to the terms of the Amended and Restated Asset Purchase Agreement (“Amended APA”) dated March 14, 2019.

In accordance with the terms of the Amended APA, Buyer paid Seller a combination of $7,000,000 in cash, $10,400,000 delivered in the form of a Promissory Note, and 4,750,000 shares of AMMO, Inc., common stock valued at $2.00 per share.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

The fair value of the consideration transferred was valued as of the date of the acquisition as follows:

Cash	$7,000,000
Note Payable	10,400,000
Common Stock	4,750
Additional Paid-in Capital	9,495,250
Total Consideration	$26,900,000

Total allocation for the consideration recorded for the acquisition is as follows:

Equipment	$18,869,541
Intellectual property	1,773,436
Customer relationships	1,666,774
Tradename	2,472,095
Loss on Purchase	2,118,154
Total Consideration	$26,900,000

The fair value of the tangible and intangible assets recorded was determined by third party valuation firms. The acquired intangible assets, have remaining useful lives ranging from three to five years.

Seller is engaged exclusively in the business of full-service stamping involving, among other things, the manufacture and sale of deep drawn stampings for use in the ammunition casing and projectile industries. Pursuant to the Amended APA, Buyer acquired the Seller’s munition and casing division assets (including equipment and intellectual property), and is transitioning the associated employees to its direct workforce to continue the operations at Seller’s Wisconsin facilities.

NOTE 11 – ACCRUED LIABILITIES

At March 31, 2019, March 31, 2018, and December 31, 2017, accrued liabilities were as follows:

	March 31, 2019	March 31, 2018	December 31, 2017
Accrued payroll	$248,027	$172,419	$145,779
Accrued interest	35,422	-	74,896
Accrued FAET	145,460	133,104	26,075
Accrued professional fees	74,300	99,255	-
Other accruals	28,225	136,432	8,024
	$531,434	$541,210	$254,774

NOTE 12 – RELATED PARTY TRANSACATIONS

On December 16, 2016, we purchased a promissory note in the amount of $1,035,000 from Mansfield L.L.C. (“Mansfield”), a company owned by our CEO, Fred Wagenhals. We paid $75,000 on the note in the year ended December 31, 2016 and $960,000 in the year ended December 31, 2017 and recorded imputed interest of $46,340.

From October 2016 through December 2018, our executive offices were located in Scottsdale, Arizona where we lease approximately 5,000 square feet under a month-to-month triple net lease for $3,800 per month. This space housed our principal executive, administration, and marketing functions. Our Chairman, President, and Chief Executive Officer owns the building in which these offices are currently leased.

During the year ended March 31, 2019, we paid approximately $168,000 in consulting fees, and $53,013 of rent to related parties. During the period ended March 31, 2018, we paid approximately $69,800 in consulting fees, and $12,434 of rent to related parties. During the year ended December 31, 2017, we paid approximately $212,700 in consulting fees, $143,000 in rents and corporate overhead and reimbursed general corporate expenses of $121,500 to related parties.

In connection with the acquisition of the casing division of Jagemann Stamping Company, a promissory note was executed. The promissory note, under which $500,000 was paid on March 25, 2019 using funds raised for the acquisition, had a remaining balance at March 31, 2019 of $9,900,000. On April 30, 2019, the original due date of the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly until October 1, 2019 when the interest rate increases to 9% per annum payable monthly until principal and accrued interest are paid in full. In May of 2019, the Company paid $1,500,000 on the balance of the Note. As of March 31, 2019, we accrued interest of $22,196 related to the note.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

NOTE 13 – OPERATING LEASES

We are obligated under a triple-net operating lease for our 20,000 square foot manufacturing facility located in Payson, Arizona. The terms of the lease require a payment of approximately $10,000 per month, which includes an estimate for utilities, taxes, and repairs. This lease expires in November of 2021.

We believe this facility will be adequate to meet our needs in the near future. However, we are making plans to expand our building footprint to accommodate additional automation equipment. We intend to pay for these improvements using working capital and will amortize the costs over the remaining lease period.

The following table outlines our future contractual financial obligations associated with this lease by fiscal year in which payment is expected, as of March 31, 2019:

	2020	2021	2022	Total
Payson Lease	$120,000	$120,000	$80,000	$320,000

Our executive offices are located in Scottsdale, Arizona where we lease 21,000 square feet of office and warehouse space for $17,702, which will increase by approximately 4.4% each year. This space houses our principal executive, administration, marketing, and research and development functions. The lease expires in December of 2023.

The following table outlines our future contractual financial obligations associated with this lease by fiscal period in which payment is expected, as of March 31, 2019:

	2020	2021	2022	2023	2024	Total
Scottsdale Lease	$216,591	$226,587	$236,583	$246,580	$147,240	$1,073,581

Our ammunition casing operations are located in Manitowoc, Wisconsin where we lease approximately 50,000 square feet. The terms of the lease provide for a monthly payment of approximately $32,844. The lease expires in March of 2026 and can be renewed every three years thereafter.

The following table outlines our future contractual financial obligations associated with this lease by fiscal period in which payment is expected, as of March 31, 2019:

	2020	2021	2022	2023	2024	2025	2026	Total
Manitowoc Lease	$394,128	$394,128	$394,128	$394,128	$394,128	$394,128	$394,128	$2,758,896

Additional offices are located in Scottsdale, Arizona where we lease approximately 5,000 square feet under a month-to-month triple net lease for $3,800 per month. This office building is owned by a related party.

Total lease and rent expense for the year ended March 31, 2019, for the three months ended March 31, 2018 and the year ended December 31, 2017 were $272,700, $47,400 and $199,950, respectively.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

NOTE 14 – INCOME TAXES

As of March 31, 2019, we had net operating loss carryforwards of approximately $13,229,231, which will expire beginning at the end of 2036. A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduces the corporate tax rate to 21% effective January 1, 2018. Consequently, we have recorded an adjustment to the deferred tax provision for the year ended December 31, 2017.

Reconciliation of the benefit (expense) for income taxes with amounts determined by applying the statutory federal income rate of 21% in 2019 and 2018 and 34% in 2017:

	2019	2018	2017
Net (Loss)	$(11,709,412)	$(1,797,228)	$(5,788,901)
Benefit (expense) for income taxes computed using the statutory rate of 21% in 2019 and 2018 and 34% in 2017	2,458,977	377,418	1,968,226
Non-deductible expense	(918,417)	(161,864)	(360,952)
Re-measurement of deferred income taxes due to tax reform	-	-	(632,683)
Change in valuation allowance	(1,540,560)	(215,554)	(974,591)
Provision for income taxes	$-	$-	$-

Significant components of the Company’s deferred tax liabilities and assets at March 31, 2019, March 31, 2018, and December 31, 2017 are as follows:

	2019	2018	2017
Total deferred tax assets – net operating losses	$2,778,139	$1,237,579	$1,022,025
Deferred tax liabilities	-	-	-
Net deferred tax assets	2,778,139	1,237,579	$1,022,025

Valuation allowance	(2,778,139)	$(1,237,579)	$(1,022,025)
	$-	$-	$-

At March 31, 2019, net operating loss (“NOL”) carry forwards summary follows:

Expiring December 31,
2036	$139,512
2037	4,727,276
4,866,788
Non-Expiring NOL
2018	1,026,447
2019	7,335,996
Total NOL Carryforward	$13,229,231

The company has never had an Internal Revenue Service audit; therefore, the tax periods ended December 31, 2016 and 2017 and March 31, 2018 and 2018 are subject to audit.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

NOTE 15 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

		March 31, 2019
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15		6,124,005
Jagemann Munition Components:
Customer Relationships	3	-	-	1,666,774
Intellectual Property	3	-	-	1,773,436
Tradename	5	-	-	2,472,095
		250,000	7,074,005	5,912,305

Accumulated amortization – Licensing Agreements		(108,333)	-	-
Accumulated amortization – Patents		-	(134,701)	-
Accumulated amortization – Intangible Assets		-	-	(61,803)
		$141,667	$6,939,304	$5,850,502

		March 31, 2018
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition Patent	11.2	-	950,000	-
		250,000	950,000	-

Accumulated amortization – Licensing Agreements		(58,333)	-	-
Accumulated amortization – Patents		-	(49,627)	-
		$191,667	$900,373	$-

		December 31, 2017
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition Patent	11.2	-	950,000	-
		250,000	950,000	-

Accumulated amortization – Licensing Agreements		(45,833)	-	-
Accumulated amortization – Patents		-	(25,166)	-
		$204,167	$924,834	$-

Amortization expense for the year ended March 31, 2019, for the three-month period ended March 31, 2018, and for the year ended December 31, 2017 was $196,877, $36,961, and $70,999, respectively.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019, March 31, 2018, and December 31, 2017

NOTE 16 - SUBSEQUENT EVENTS

On April 30, 2019, the original due date of the Promissory Note in connection with the acquisition of the casing operations of Jagemann Stamping Company was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly until October 1, 2019 when the interest rate increases to 9% per annum payable monthly until principal and accrued interest are paid in full. In May of 2019, the Company paid $1,500,000 on the balance of the Note.

On May 2, 2019, the Company sold its online store “www.ammodeal.com” to AZ Virtual CFO, LLC. The assets sold include, but are not limited to, the website, all permits and registrations, and the books and records of the website. The purchase price was $50,000 and is to be paid in monthly installments of three percent of the gross revenue arising out of operation of the asset and shall be paid in full by December 1, 2021. AZ Virtual CFO, LLC is owned by Ron Shostack, former Officer and current independent contractor of the Company.

On May 3, 2019, the Company entered into a promissory note of $375,000 with a shareholder of the Company. The note bears interest at a per annum of 2.56%. The note has a maturity date of August 3, 2019.

On June 5, 2019, the Company entered into an agreement with FSW Funding for an Accounts Receivable Credit Facility. The twenty-four month facility is up to a maximum of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. A fee of 3% of the Maximum Facility will be assessed to the Company.

On June 5, 2019, the remaining $300,000 of Convertible Promissory Notes were mandatorily converted into shares of our common stock pursuant to the terms of the Note. The Company converted $300,000 of Convertible Promissory Notes and $18,228 of accrued interest into 127,291 shares of Common Stock at a conversion price of $2.50. The Company accrued $9,000 for a 3% cash conversion fee on the principal converted payable to the placement agent, Paulson Investment Company.

As of June 28, 2019, we sold an additional 898,550 shares of common stock for $1,797,100 and issued 449,275 common stock purchase warrants exercisable at $2.40. We accrued commissions of $215,652 and 107,826 warrants payable in connection with the sale of these shares to the placement agent. We issued 63,492 shares of Common Stock for services provided to the Company valued at $209,346. Additionally, 45,000 shares of Common Stock were issued to employees for stock bonuses.

We evaluated subsequent events through the date the financial statements were issued, and determined that there are not any other items to disclose.

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

Name	Age	Position
Fred W. Wagenhals 7681 E. Gray Road Scottsdale, AZ 85260	77	Chairman of the Board, Chief Executive Officer and President

Robert D. Wiley	27	Chief Financial Officer
7681 E. Gray Road
Scottsdale, AZ 85260

Steve Hilko	62	Chief Operating Officer
7681 E. Gray Road
Scottsdale, AZ 85260

Randy Luth	64	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Harry S. Markley	56	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Russell William Wallace, Jr.	62	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Daniel P. O'Connor	62	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Tom Jagemann	54	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Robert J. Goodmanson	63	Director
7681 E. Gray Road
Scottsdale, AZ 85260

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

Robert D. Wiley has been the Chief Financial Officer of our company since January 2019. Mr. Wiley has served as the Controller of the Company since May 2018 and was responsible for our accounting department, including external financing reporting, compliance, accounting policy, and tax accounting. Previously, Mr. Wiley was a Corporate Tax Accountant at Moss Adams, LLP from June 2015 through April 2018.

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

Robert J. Goodmanson has been a Director of our company since May 2019. Mr. Goodmanson has more than 30 years’ experience in the investment industry. He is currently employed at Tealwood Asset Management, a fully Registered Investment Advisor in Minneapolis. He founded and was CEO of Maxwell Simon, Inc. a FINRA registered full service Broker-Dealer and a licensed registered Investment Advisory firm. Maxwell Simon’s focus was on institutional fixed income, advisory, private and public equity transactions. Prior, Rob held senior positions at Tucker Anthony and Robert W Baird where he was a Divisional Director. For three years he served on the FINRA Board of Governors for District 4 in Kanas City.

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

Russell William "Rusty" Wallace, Jr. has been a director of our company since June 2017. Mr. Wallace is the principal shareholder of the Rusty Wallace Automotive Group, a group of eight automotive dealerships located in Eastern Tennessee, and owns Rusty Wallace Racing, which has fielded entrees in the NASCAR Cup Series. Mr. Wallace competed in NASCAR races for more than 16 years and had 55 victories prior to his retirement in 2005. Mr. Wallace serves as an analyst for ABC and ESPN. He is a member of the NASCAR Hall of Fame, the International Motorsports, Hall of Fame, the Motorsports Press Association Hall of Fame, and the Motorsports Hall of Fame of America.

Daniel P. O’Connor has been a director of our company since October 2018. Mr. O’Connor has been the Chief Financial Officer of ARS Recycling Systems, LLC, a capital equipment manufacturer, and has also been a Board Member and the Audit Committee Chairman for America’s Rehab Campuses. Mr. O’Connor was a Partner of Finance & Operations at TechCXO, LLC, an executive consulting and advisory firm from 2016 to 2018; Business Strategy & Analytics Associate Partner of IBM Global Business Services from 2013 to 2015; Finance & Accounting Transformation Practice Head for Wipro Consulting Services of Wipro Technologies from 2012 to 2013; Senior Vice President of Finance & Accounting Sales of WNS Global Services from 2010 to 2012; Principal of Business Process Outsourcing Solutions at Tata Consultancy Services from 2008 to 2010. Mr. O’Connor served as Chief Financial Officer of Accenture Profit Recovery Analytics at Accenture, LLP from 2006 to 2008; Chief Financial Officer and Chief Operating Officer of Advantum, Inc., a business processing outsourcing and consulting firm, from 1999 to 2006; Chief Financial Officer of Taylor Companies, an integrated furniture manufacturer from 1986 to 1999. Prior to joining Taylor Companies, Mr. O’Connor held several positions with KMPG through 1986, most recently as a Senior Manager of Tax and M&A Advisory.

Tom Jagemann has been a director of our company since April of 2019. Mr. Jagemann currently serves as the Chief Executive Officer of Jagemann Stamping Company. Mr. Jagemann started his manufacturing career full time in 1974 as one of the third generations at Jagemann Stamping. Mr. Jagemann has worked in all aspects of Jagemann Stamping Company including tool and die work, tool design and leading manufacturing operations. In the mid 1990’s he took over leadership of the company as the CEO and lead the company from a small niche supplier of automotive parts and battery cans to a worldwide supplier of deep drawn stamped parts, fine blanking and plastic injection moldings serving a variety of industries.

On May 28, 2019, the Company filed a Current Report on Form 8-K to disclose on May 23, 2019, in an Action by Written Consent of Shareholders (the “Action”) pursuant to Section 228 of the Delaware General Corporate Law and Section 2.10 of the Company’s Bylaws, a majority of the Company’s shareholders approved the appointment of Robert J. Goodmanson as a member of the Board of Directors and the removal of Kathy Hanrahan as a member of the Board of Directors of the Company.

On June 6, 2019, an employee requested to mediate an assertion that they were constructively discharged as an employee, while also asserting other alleged governance and employment deficiencies. Mediation is set for July 25, 2019.

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

During the past fiscal year, no reports pursuant to Section 16 of the Exchange Act were filed by any of the directors, officers, or beneficial owners of more than 10% of our Common Stock. No Form 3 filings were made by any of such persons. We are in the process of assisting such persons with identifying and making all required filings.

CORPORATE GOVERNANCE

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Robert J. Goodmanson, Randy Luth, Harry S. Markley, Russell W. Wallace Jr., Dan O’Connor, and Tom Jagemann are independent directors, as “independence” is defined by the listing standards of the Nasdaq Stock Exchange, or Nasdaq, and by the Securities and Exchange Commission, or SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Fred Wagenhals is not “independent” as defined by the listing standards, as they are employed by us and serve as employee directors.

Board Committees

Our bylaws authorize our Board of Directors to appoint from among its members one or more committees consisting of one or more directors. On April 24, 2018, our Board of Directors established an Audit Committee, a Compensation Committee, and a Nominations and Corporate Governance Committee, each consisting entirely of independent directors as “independence” is defined by the SEC.

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

The Audit Committee currently consists of Robert J. Goodmanson, Randy Luth and Tom Jagemann. Robert J. Goodmanson, whose background is detailed in the director biographies on the prior page, qualifies as the “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Goodmanson serves as Chair of the Audit Committee.

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

The Compensation Committee currently consists of Russell W. Wallace Jr. and Harry Marley.

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

The Nomination and Corporate Governance Committee currently consists of Randy Luth and Harry Markley.

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

Board and Committee Meetings

Our Board of Directors held four formal Board of Directors meetings and no formal Committee meetings during the year ended March 31, 2019. Our Board of Directors held no formal Committee or regular Board of Directors meetings during the three months ended March 31, 2018. Our Board of Directors held one meeting during the year ended December 31, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the year ended March 31, 2019, for the three months ended March 31, 2018 and the year ended December 31, 2017, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers on March 31, 2019. We refer to these executive officers as our “named executive officers.”

Name and Principal Position	Year Ended	Salary (1)	Bonus (1)	Stock Awards (2)	Option Awards (2)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (3)	Total
Fred W. Wagenhals	3/31/2019	$120,000	$0	$156,375	$0	$0	$0	$0	$276,375
President, Chief Executive Officer,	3/31/2018	$30,000	$0	$16,500	$0	$0	$0	$0	$46,500
and Director	12/31/2017	$140,000	$0	$16,500	$0	$0	$0	$0	$156,500

Steve Hilko (4)	3/31/2019	$120,000	$0	$0	$0	$0	$0	$0	$120,000
Chief Operating Officer	3/31/2018	$30,000	$0	$0	$0	$0	$0	$0	$30,000
	12/31/2017	$108,350	$0	$0	$0	$0	$0	$0	$108,350

Robert D. Wiley (5)	3/31/2019	$77,917	$0	$76,395	$0	$0	$0	$0	$154,312
Chief Financial Officer	3/31/2018	-	-	-	-	-	-	-	-
	12/31/2017	-	-	-	-	-	-	-	-

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

(4) Mr. Hilko assumed his position in March 2017.

(5) Mr. Wiley assumed his position in January 2019.

Director Compensation

The following table sets forth, for the year ended March 31, 2019, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our directors who served during the year ended March 31, 2019.

Name and Principal Position	Fees Earned or Paid In Cash (1)	Stock Awards (2)	Option Awards (2)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (3)	Total
Robert J. Goodmanson (4)	$0	$0	$0	$0	$0	$0	$0
Russell William Wallace Jr.	$0	$69,500	$0	$0	$0	$0	$69,500
Randy Luth	$0	$69,500	$0	$0	$0	$0	$69,500
Harry Markley	$0	$69,500	$0	$0	$0	$0	$69,500
Dan O’Connor	$0	$52,100	$0	$0	$0	$0	$52,100
Tom Jagemann	$0	$0	$0	$0	$0	$0	$0
Kathy Hanrahan (5)	$0	$213,875	$0	$0	$0	$0	$213,875
Chris Besing (6)	$0	$50,000	$0	$0	$0	$0	$50,000

(1) The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2) The amounts in this column reflect the aggregate grant date fair value of options awards granted to our directors during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. Stock Compensation . The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Transition Report on Form 10-K for the transition period ended December 31, 2017. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3) The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation.

(4) Mr. Goodmanson was appointed as a member of the Board of Directors in through an action by written consent of shareholders on May 23, 2019.

(5) Ms. Hanrahan was removed as a member of the Board of Directors in through an action by written consent of shareholders on May 23, 2019.

(6) Mr. Besing resigned as a member of the Board of Directors on October 26, 2019.

We do not currently pay cash compensation for services of our directors. Instead we make an annual grant to each director of 40,000 shares of our Common Stock. We reimburse all officers and directors for reasonable and necessary expenses incurred in their capacities as such.

Outstanding Equity Awards at Fiscal Year-end

As of March 31, 2019, March 31, 2018 and December 31, 2017, there were no outstanding stock options or restricted stock units. During the years December 31, 2017, the three months ended March 31, 2018, and the year ended March 31, 2019, we did not grant any restricted stock units or stock options but granted restricted stock to directors, officers, and others who provided services to our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 28, 2019, there are a total of 45,157,408 shares of our Common Stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Shares Owned	Percent
Directors and Officers
Fred W. Wagenhals (1)
7681 E. Gray Road
Scottsdale, AZ 85260	7,706,700	17.1%

Robert D. Wiley
7681 E. Gray Road
Scottsdale, AZ 85260	-	0%

Steve Hilko
7681 E. Gray Road
Scottsdale, AZ 85260	250,000	0.6%

Daniel P. O’Connor
7681 E. Gray Road
Scottsdale, AZ 85260	20,000	0.0%

Randy Luth
7681 E. Gray Road
Scottsdale, AZ 85260	375,000	0.8%

Harry S. Markley
7681 E. Gray Road
Scottsdale, AZ 85260	40,000	0.1%

Russell William Wallace, Jr.
7681 E. Gray Road
Scottsdale, AZ 85260	360,000	0.8%

Tom Jagemann (2)
7681 E. Gray Road
Scottsdale, AZ 85260	-	0%

Robert J. Goodmanson
7681 E. Gray Road
Scottsdale, AZ 85260	-	0%

All executive officers and directors as a group (7 people)	8,751,700	19.4%

(1)	Officer and director
(2)	CEO and significant owner of Jagemann Stamping Company

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Shares Owned	Percent
Beneficial shareholders great than 5%
Jagemann Stamping Company
5757 W. Custer St.
Manitowoc, WI 54220	4,750,000	10.5%

Changes in Control

Our principal stockholder owns 7,706,700 shares, or 17.1% of our outstanding common stock. The principal stockholder serves as an officer and director. They exercise significance influence over the control of our Company and may be able to cause or prevent a change in control.

Equity Incentive Plan

In November 2017, the Board of Directors approved the 2017 Equity Incentive Plan, or the Plan. Under the Plan, 485,000 shares of our company’s Common Stock was reserved and authorized to be issued. At December 31, 2017, 200,000 shares of Common Stock were approved and issued under the Plan, and we recognized approximately $250,000 of related compensation expenses. On January 10, 2018, 200,000 shares were awarded, and we recognized $330,000 of compensation expense. There are 85,000 shares remaining to be issued under the plan at March 31, 2019.

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

On March 17, 2017, we purchased for 17,285,800 shares of our Common Stock all of the outstanding shares of Common Stock of a private company, which was primarily owned by our Chairman of the Board, and Chief Executive Officer and which engaged in the ammunition business upon which our business is based.

Additional offices are located in Scottsdale, Arizona where we lease approximately 5,000 square feet under a month-to-month triple net lease for $3,800 per month. Our Chief Executive Officer owns the building in which our executive offices are leased.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firm of KWCO, PC in the year ended March 31, 2019, the three months ended March 31, 2018 and the years ended December 31, 2017:

	2019	2018	2017
Audit Fees	$133,292	$99,255	$100,234
Audit Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
	$133,292	$99,255	$100,234

It is our policy to engage the principal accounting firm to conduct the financial audit for our company and to confirm prior to such engagement, that such principal accounting firm is independent of our company when required by SEC rules and regulations. All services of the principal accounting firm reflected above were approved by the Board of Directors.

Audit Committee Pre-Approval Policies

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit- related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accountant. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accountant, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Code and related regulations.

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

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger to Redomicile dated December 30, 2016 (Corrected Version) changing our status to Delaware (1)
2.2	Articles of Merger dated December 30, 2016 filed with the California Secretary of State (2)
2.3	Certificate of Merger dated December 21, 2016 filed with the California Secretary of State (2)
2.4	Share Exchange Agreement dated March 17, 2017 (3)
2.5	Agreement and Plan of Merger with SW KENETICS INC. (4)
2.6	Amended and Restated Asset Purchase Agreement dated March 14, 2019 (5)
3.1(a)	Certificate of Incorporation (Amended and Restated) filed with the Delaware Secretary of State on October 24, 2018 (6)
3.2	Bylaws (2)
4.1	Form of Warrant dated January 25, 2017(7)
4.2	Form of Warrant dated January 3, 2018(7)
4.3	Form of Purchase Warrant with Paulson Investment Company, LLC dated April 20, 2018(7)
4.4	Form of Warrant dated December 28, 2018
10.1	License Agreement with Jesse James(7)
10.2	License Agreement with Jeff Rann(7)
10.3	Promissory Note (5)
10.4	Security Agreement (5)
14.0	Code of Business Ethic (8)
14.1	Code of Conduct (8)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert D. Wiley
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert D. Wiley

(1)	Incorporated by reference to Form S-1A filed with the Commission on December 14, 2018
(2)	Filed as an exhibit to Form 8-K filed with the Commission on February 9, 2017
(3)	Filed as an exhibit to Form 8-K filed with the Commission on March 23, 2017
(4)	Filed as an exhibit to Form 8-K filed with the Commission on October 4, 2018
(5)	Filed as an exhibit to Form 8-K filed with the Commission on March 18, 2019
(6)	Filed as an exhibit to Form 8-K filed with the Commission on October 26, 2018
(7)	Incorporated by reference to Form 10-KT filed with the commission on May 24, 2018
(8)	Incorporated by reference to Form S-1 filed with the commission on July 6, 2018

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: July 1, 2019	By:	Fred W. Wagenhals, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

AMMO, INC.

/s/ Robert D. Wiley
Dated: July 1, 2019	By:	Robert D. Wiley, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Fred Wagenhals	Chief Executive Officer, Director	July 1, 2019
Fred Wagenhals

/s/Rusty Wallace Jr.	Director	July 1, 2019
Rusty Wallace

/s/ Randy Luth	Director	July 1, 2019
Randy Luth

/s/ Harry Markley	Director	July 1, 2019
Harry Markley

	Director	July 1, 2019
Dan O’Connor

/s/ Tom Jagemann	Director	July 1, 2019
Tom Jagemann

/s/ Robert J. Goodmanson	Director	July 1, 2019
Robert J. Goodmanson

