Form 10-Q
period 2019-06-30
AMMO, INC.
filed 2019-08-14
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

AMMO, Inc.

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

As of August 14, 2019, there were 45,317,408 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

Ammo, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$538,983	$2,181,246
Accounts receivable, net of allowance for doubtful account of $25,721 at June 30, 2019 and $129,635 at March 31, 2019	2,958,150	1,225,911
Due from related parties	34,558	19,565
Inventories, at lower cost or market, principally average cost method	5,553,121	4,772,597
Prepaid expenses	278,030	427,551
Current portion of right of use assets	483,872	-
Total Current Assets	9,846,714	8,626,870
Equipment, net of accumulated depreciation of $1,098,818 at June 30, 2019 and $516,144 at March 31, 2019	21,667,562	21,999,787
Other Assets:
Deposits	54,133	29,034
Licensing agreements, net of accumulated amortization of $120,833 at June 30, 2019 and $108,833 at March 31, 2019	129,167	141,667
Patents, net of accumulated amortization of $191,089 at June 30, 2019 and $134,701 at March 31, 2019	6,882,916	6,939,304
Other Intangible Assets, net of accumulated amortization of $478,672 at June 30, 2019 and $61,803 at March 31, 2019	5,433,633	5,850,502
Right of use assets - operating leases	3,923,050	-
TOTAL ASSETS	$47,937,175	$43,587,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,436,087	$1,920,344
Accrued liabilities	667,383	531,434
Note payable related party	375,000	-
Current portion of operating lease liability	483,872	-
Insurance premium note payable	153,731	230,597
Current portion of note payable related party	8,400,000	1,500,000
Contingent consideration payable	250,000	300,000
Total Current Liabilities	14,766,073	4,482,375
Long-term Liabilities:
Convertible promissory notes, net of $24,144 of note issuance costs at March 31, 2019	-	275,856
Contingent consideration payable	900,000	900,000
Note payable related party	-	8,400,000
Operating lease liability, net of current portion	3,923,050	-
Total Liabilities	19,589,123	14,058,231

Shareholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized 45,269,908 at June 30, 2019 and 44,013,075 shares issued and outstanding at March 31, 2019, respectively	45,270	44,013
Additional paid-in capital	51,594,749	48,935,485
Accumulated (Deficit)	(23,291,967)	(19,450,565)
Total Shareholders’ Equity	28,348,052	29,528,933
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,937,175	$43,587,164

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2019	2018

Net Sales
Ammunition Sales	$1,141,499	$1,250,028
Casing Sales	3,157,081	-
	4,298,580	1,250,028
Cost of Goods Sold, includes depreciation and amortization of $613,569 and $73,295, respectively, and federal excise taxes $114,285 of $131,339, respectively	4,951,796	1,105,456
Gross Margin	(653,216)	144,572

Operating Expenses
Selling and marketing	221,928	351,416
Corporate general and administrative	1,099,643	678,100
Employee salaries and related expenses	1,217,692	878,988
Depreciation and amortization expense	454,862	15,397
Total operating expenses	2,994,125	1,923,901
Loss from Operations	(3,647,341)	(1,779,329)

Other (Expenses)
Interest expense	(194,061)	(1,497)

(Loss) before Income Taxes	(3,841,402)	(1,780,826)

Provision for Income Taxes	-	-

Net (Loss)	$(3,841,402)	$(1,780,826)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	44,577,950	30,393,076
(Loss) per share	$(0.09)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended June 30, 2019

(Unaudited)

	Common Shares		Additional Paid-In	Accumulated
	Number	Par Value	Capital	(Deficit)	Total

Balance as of March 31, 2019	44,013,075	$44,013	$48,935,485	$(19,450,565)	$29,528,933

Common stock issued for cash	898,550	899	1,796,201	-	1,797,100
Common stock issued for convertible notes	127,291	127	318,099		318,226
Fundraising cost	-	-	(189,567)	-	(189,567)
Common stock issued for services	63,492	63	199,937	-	200,000
Employee stock awards	167,500	168	333,082	-	333,250
Stock grants	-	-	201,512	-	201,512
Net loss for period ended June 30, 2019	-	-	-	(3,841,402)	(3,841,402)

Balance as of June 30, 2019	45,269,908	$45,270	$51,594,749	$(23,291,967)	$28,348,052

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (Loss)	$(3,841,402)	$(1,780,826)
Adjustments to reconcile Net (Loss) to Net Cash provided by operations:
Depreciation and amortization	1,068,431	88,692
Debt discount amortization	24,144	-
Stock grants	201,512	111,402
Stock for services	200,000	-
Employee stock awards	333,250	319,375
Interest on convertible promissory note	18,226	-
Changes in Current Assets and Liabilities
Accounts receivable	(1,628,595)	388,386
Allowance for doubtful accounts	(103,644)	(3,000)
Due to (from) related parties	(14,993)	996
Inventories	(780,524)	(718,232)
Prepaid expenses	149,521	115,123
Deposits	(25,099)	(132,178)
Right of use asset	117,243	-
Accounts payable	2,515,743	(61,293)
Accrued liabilities	135,949	(102,864)
Operating lease liability	(117,243)	-
Net cash used in operating activities	(1,747,481)	(1,774,419)

Cash flows from investing activities
Purchase of equipment	(250,449)	(566,364)
Net cash used in investing activities	(250,449)	(566,364)

Cash flow from financing activities
Note payable related party	375,000	-
Note payment - related party	(1,500,000)	-
Insurance premium note payment	(76,866)	(30,134)
Contingent consideration payment	(50,000)	-
Sale of common stock	1,797,100	3,247,030

(Continued)

Ammo, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2019	2018

Common stock issued for exercised warrants	-	2,354,125
Organizational and fundraising costs	(189,567)	(545,359)
Net cash provided by financing activities	355,667	5,025,662

Net (decrease)/increase in cash	(1,642,263)	2,684,879
Cash, beginning of period	2,181,246	4,381,643
Cash, end of period	$538,983	$7,066,522

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$2,038	$1,497
Income taxes	$-	$-

Non-cash investing and financing activities:
Additional paid-in-capital	-	(11)
Common stock	-	11
Convertible promissory note	(300,000)	-
Convertible promissory note conversion	300,000	-
Right of use assets - operating leases	(4,524,165)	-
Operating lease liability	4,524,165	-
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and March 31, 2019

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

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2019. The results for the three month period June 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the month periods ended June 30, 2019 and 2018, (b) the financial position at June 30, 2019, and (c) cash flows for the three month periods ended June 30, 2019 and 2018.

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

June 30, 2019 and March 31, 2019

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

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At June 30, 2019 and March 31, 2019, we reserved $25,751 and $129,635, respectively, of allowance for doubtful accounts.

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

Amortization expense for the license agreements for the three months ended June 30, 2019 and 2018 were $12,500 and $12,500, respectively.

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

The shares were valued at $1.25 and the aggregate value of $950,000 was recorded as a patent asset. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028. Patent amortization expense for the three months ended June 30, 2019 and 2018 were $21,269 and $21,269, respectively.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and March 31, 2019

(Unaudited)

Under the terms of the Merger, ATI succeeded to all of the assets of Hallam, Inc. and assumed the liabilities of Hallam, Inc., which were none. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette. The license was formally amended and assigned to AMMO Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Agreement. Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date. Under the terms of the Exclusive License Agreement, the Company is obligated to pay a royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the three months ended June 30, 2019 and 2018, the Company accrued $2,558 and $7,147 respectively under this agreement.

In August 2018, we applied for additional patent coverage for the manufacturing methods or application of the Hybrid Luminescence Ammunition Technology on a variety of projectile and ammunition types. The costs of filing this patent were expensed, but may be recapitalized pending the outcome of the USPTO’s review of the application.

On October 5, 2018, we completed the acquisition of SW Kenetics Inc. ATI succeeded all of the assets of SW Kenetics, Inc. and assumed all of the liabilities. Under the terms of the agreement, we issued to SW Kenetics Inc.’s three shareholders, 1,700,002 restricted shares of our common stock, payment of $250,000, and a payment obligation of $1,250,000 subject to completion of specific milestones that we have recorded as Contingent Consideration Payable. Additionally, the 1,700,002 shares of common stock were issued with claw back provisions to ensure agreed upon objectives are met. The Company has made two payments of $50,000 for the completion of specific milestones to the shareholders of SW Kenetics, Inc.

The primary asset of SW Kenetics Inc. was a pending patent for modular projectiles. All rights to patent pending application were assigned and transferred to AMMO Technologies, Inc. pursuant to Intellectual Property Rights Agreement on September 27, 2018. Patent amortization expense for the three months ended June 30, 2019 was $35,119. There was no amortization expense for the patent in the three months ended June 30, 2018 as the acquisition was not yet consummated.

We intend to continue building our patent portfolio to protect our proprietary technologies and processes, and will file new applications where appropriate to preserve our rights to manufacture and sell our branded lines of ammunition.

Other Intangible Assets

On March 15, 2019, Enlight Group II, LLC d/b/a Jagemann Munition Components, a wholly owned subsidiary of AMMO, Inc., completed its acquisition of assets of Jagemann Stamping Company’s ammunition casing manufacturing and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement (See Note 10). The intangible assets acquired include a tradename, customer relationships, and intellectual property. For the three months ended June 30, 2019, amortization of the other intangibles assets was $416,869.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three months ended June 30, 2019 and 2018.

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

For the three months ended June 30, 2019 and 2018, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

PERCENTAGES

	Revenues	Accounts Receivable
For the Three-Months ended June 30, 2019
Customers:
A	25.9%	34.6%
B	10.5%	-
C	-	-
	36.4%	34.6%
For the Three-Months ended June 30, 2018
Customers:
A	-	-
B	62.4%	13.0%
C	-	53.9%
	62.4%	66.9%

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and March 31, 2019

(Unaudited)

Advertising Costs

We expense advertising costs as they are incurred. We incurred advertising of $94,213 and $146,615 for the three months ended June 30, 2019 and 2018, respectively.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). There were 167,500 shares of common stock issued to employees, members of the Board of Directors, and members of the Advisory Committee for services during the three months ended June 30, 2019.

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

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2019, our bank account balances exceeded federally insured limits.

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

June 30, 2019 and March 31, 2019

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. On June 6, 2019, an employee requested to mediate an assertion that they were constructively discharged as an employee, while also asserting other alleged governance and employment deficiencies. If the matter is not otherwise resolved, the employee may initiate litigation against the Company, which the Company would aggressively defend. There were no other known contingencies at June 30, 2019.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. We adopted ASU 2014-09 as of January 1, 2018, and it did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows for the period ended June 30, 2019.

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

In February 2016, the FASB issued ASU 2016-02 – “Leases (Topic 842)” Under ASU 2016-02, entities will be required to recognize lease asset and lease liabilities by lessees for those leases classified as operating leases. Among other changes in accounting for leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. The amendments in ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years for public business entities. We adopted Topic 842 as of April 1, 2019.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and March 31, 2019

(Unaudited)

Loss Per Common Share

We calculate basic loss per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants, using various methods, such as the treasury stock or modified treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 8,646,216 shares of common stock. All weighted average numbers were adjusted for the reverse stock split and merger transaction. Due to the loss from operations in the three months ended June 30, 2019 and 2018, there are no common shares added to calculate the dilutive EPS for those periods as the effect would be antidilutive.

NOTE 3 – INVENTORIES

At June 30, 2019 and March 31, 2019, the inventory balances are composed of:

	June 30, 2019	March 31, 2019
Finished product	$2,809,738	$2,628,241
Raw materials	2,207,151	1,635,130
Work in process	536,232	509,226

	$5,553,121	$4,772,597

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and March 31, 2019

(Unaudited)

Property and equipment consisted of the following at June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
Leasehold improvements	$111,631	$98,444
Furniture and fixtures	157,609	154,777
Vehicles	103,511	103,511
Equipment	18,914,770	18,689,140
Tooling	126,190	117,390
Construction in progress	3,352,669	3,352,669
Total property and equipment	$22,766,380	$22,515,931
Less accumulated depreciation	(1,098,818)	(516,144)
Net property and equipment	$21,667,562	$21,999,787

Depreciation Expense for the three months ended June 30, 2019 and 2018 totaled $582,674 and $54,923, respectively.

NOTE 5 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale and Payson, AZ and Manitowoc, WI under contracts we classify as operating leases. None of our leases are financing leases. The Payson lease has an option to renew for five years, and the Manitowoc lease has an option to renew for the three years. As of June 30, 2019, we are fairly certain that we will exercise the renewal options on both leases, and we have included such renewal options in the lease liabilities and the disclosures herein. The Scottsdale lease does not include a renewal option.

As of June 30, 2019, the current portion of our operating lease liability was $483,872 and is reported as a current liability.

Consolidated lease expense for the three months ended June 30, 2019 was $124,500 including $117,243 of operating lease expense and $7,257 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

Futures minimum lease payments under non-cancellable leases as of June 30, 2019 are as follows:

Years Ended March 31,
2020	$519,922
2021	693,229
2022	693,229
2023	693,229
2024	640,118
Thereafter	2,168,932
5,408,659
Less: Interest	(1,001,737)
$4,406,922

Right of Use Assets and Operating Lease Liabilities on the Balance Sheet:

June 30, 2019
Current portion	$483,872
Long-term, net of current portion	3,923,050
$4,406,922

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

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

As of March 31, 2019, there was $300,000 in principal remaining and $23,145 of Unamortized Note Issuance Costs.

On June 5, 2019, the remaining $300,000 of Convertible Promissory Notes were mandatorily converted into shares of our common stock pursuant to the terms of the Note. The Company converted $300,000 of Convertible Promissory Notes and $18,226 of Accrued Interest were converted into 127,291 shares of Common Stock at a conversion price of $2.50. The Company accrued $9,000 for a 3% cash conversion fee on the principal converted payable to the placement agent, Paulson Investment Company.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and March 31, 2019

(Unaudited)

NOTE 7 – NOTES PAYABLE – RELATED PARTY

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

NOTE 8 – CAPITAL STOCK

During the three month period ended June 30, 2019, we issued 1,256,833 shares of common stock as follows:

●	898,550 shares were sold to investors for $1,797,100
●	127,291 shares were issued for the conversion of Convertible Promissory Notes valued at $318,226
●	63,492 shares were issued for services valued at $200,000
●	167,500 shares valued at $333,250 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

In December of 2018, we entered into a placement agreement to secure equity capital from qualified investors to provide funds to our operations. The offering consisted of Units priced at $2.00, which included one share of common stock and one five-year warrant to purchase an additional half-share of common stock for an exercise price of $2.40 per share. Effectively, every two units purchased provided the investor with a five-year warrant at an exercise price of $2.40 per share. Units sold under this agreement totaled 898,550 shares of common stock and 449,275 warrants for $1,797,100 for the three month period ended June 30, 2019.

For services provided under the placement agreements, the placement agent collected a 12% cash fee on the sale of every Unit and a fee payable in warrants equaling 12% of the total Units sold. These warrants have a term of five years and an exercise price of $2.00 per share. The cash fee totaled $164,567 for the three month period ended June 30, 2019, including reimbursed expenses.

At June 30, 2019, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2019	$8,143,115	$2.09	4.35
Granted	503,101	2.36	4.80
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Outstanding at June 30, 2019	8,646,216	$2.11	4.13
Exercisable at June 30, 2019	8,646,216	$2.11	4.13

As of June 30, 2019, we had 8,646,216 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase an aggregate of 349,060 shares of Common Stock at an average price of $2.50 per share until March 2020; (2) warrants to purchase 966,494 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (3) warrants to purchase 4,601,639 shares of our Common Stock at an exercise price of $2.00 per share over the next three to five years; and (4) warrants to purchase 2,729,023 shares of Common Stock at an exercise price of $2.40 over the next five years.

NOTE 9 - SUBSEQUENT EVENTS

As of August 13, 2019, the Company received approximately $1.2 million in financing from FSW Funding as a result of recently implemented accounts receivable financing.

As of August 13, 2019, we sold an additional 47,500 shares of common stock for $95,000 and issued 23,750 common stock purchase warrants exercisable at $2.40. We accrued commissions of $11,400 and 5,700 warrants payable in connection with the sale of these shares to the placement agent.

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

In our Form 10-K, Form 10-Q, and Form 8-K filings with the Securities and Exchange Commission, references to “AMMO, Inc.”, “AMMO”, “the Company”, “we,” “us,” “our” and similar terms refer to AMMO, Inc. and its wholly owned operating subsidiaries AMMO Munitions, Inc., Enlight Group II, LLC d/b/a Jagemann Munition Components (“Jagemann Munition Components”), SNI, LLC and AMMO Technologies, Inc. (inactive).

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

Results of Operations

Our financial results for the three months ended June 30, 2019 reflect our newly positioned organization. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider. Although we continue to focus on growing our top line revenue, and streamlining our operations, we did experience a decline in our gross profit margin for the three months ended June 30, 2019. This was the result of a significant increase in depreciation and amortization expenses related to the addition of assets from the acquisition of Jagemann Stamping Company’s ammunition casing, projectile manufacturing, and sales operations (“Jagemann Casings”), sales of products that carry lower margins, as well as increases to costs of raw materials and overhead.

The following table presents summarized financial information taken from our consolidated statements of operations for the three months ended June 30, 2019 compared with the three months ended June 30, 2018:

	For the Three Months Ending
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Net Sales	$4,298,580	$1,250,028
Cost of Products Sold	4,951,796	1,105,456
Gross Margin	(653,216)	144,572
Sales, General & Administrative Expenses	2,994,125	1,923,901
Loss from Operations	(3,647,341)	(1,779,329)
Other income (expense)	(194,061)	(1,497)
Loss before provision for income taxes	$(3,841,402)	$(1,780,826)
Provision for income taxes	-	-
Net Loss	$(3,841,402)	$(1,780,826)

Non-GAAP Financial Measures

We analyze operational and financial data to evaluate our business, allocate our resources, and assess our performance. In addition to total net sales, net income (loss), and other results under generally accepted accounting principles (GAAP), the following information includes key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these measures are useful for period-to-period comparisons of the Company. We have included these non-GAAP financial measures in this Quarterly Report on Form 10-Q because they are key measures we use to evaluate our operational performance, produce future strategies for our operations, and make strategic decisions, including those relating to operating expenses and the allocation of our resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA

For the Three Months Ended June 30, 2019

Reconciliation of GAAP net income to Adjusted EBITDA
Net (Loss)	$(3,841,402)
Employee stock awards	333,250
Stock grants	201,512
Stock for services	200,000
Depreciation and amortization	1,068,431
Interest expense, net	194,061
Adjusted EBITDA	$(1,844,148)

Adjusted EBITDA is a non-GAAP financial measures that displays our net loss, adjusted to eliminate the effect of certain items as described below.

We have excluded the following non-cash expenses from our non-GAAP financial measures: depreciation and amortization, and share-based compensation expenses. We believe it is useful to exclude these non-cash expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the periods ended June 30, 2019 and June 30, 2018. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™, One Precise Shot (OPS), Night Ops, Jeff Rann, and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. The majority of our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries much lower gross margins.

	For the Three Months Ending
	June 30, 2019	June 30, 2018
Proprietary Ammunition	$198,296	$725,915
Standard Ammunition	943,203	524,113
Ammunition Casings	3,157,081	-
Total Sales	$4,298,580	$1,250,028

Sales for the three months ended June 30, 2019 increased 244% or $3,048,552 over the three months ended June 30, 2018, respectively. This increase was the result of $3,157,081 of sales from our recently acquired casing operations, coupled with $419,090 of increased sales in bulk pistol and rifle ammunition, summarized in Standard Ammunition above and a decrease of $527,619 of sales of Proprietary Ammunition. Although Proprietary Ammunition sales decreased in the current period increased from the comparable periods, management expects the sales of Proprietary Ammunition to outpace the sales of our Standard Ammunition.

We are focused on continuing to grow top line revenue quarter-over-quarter as we continue to further expand distribution into commercial markets, introduce new product lines, and initiate sales to U.S. law enforcement, military, and international markets.

We added ammunition casings to our product offerings at March 15, 2019 and expect the ammunition casing sales to be a significant part of our sales moving forward.

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

Cost of Goods Sold

Cost of goods sold increased by approximately $3.8 million for the three months ended June 30, 2019 compared with the three months ended June 30, 2018. This was the result of a significant increase to non-cash depreciation related to our newly acquired casing operations, expensing of increased labor, overhead, and raw materials used to produce finished product during 2019 as compared to 2018. Although sales increased, when comparing the three months ended June 30, 2019 to the three months ended June 30, 2018, they did not meet management’s expectations and did not allow us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense. As a percentage of sales, cost of goods sold increased by 30.2% from 88.4% for the three months ended June 30, 2018 to 115.2% for the three months ended June 30, 2019.

Gross Margin

Our gross margin percentage decreased to -15.1% from 11.6% during the three months ended June 30, 2019 as compared to the same period in 2018. This was a result of the increased non-cash depreciation related to our recently acquired casing operations and a level of sales that did not allow us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense.

Our production facility was designed to manufacture approximately 200 million rounds of ammunition a year, when fully staffed. To date, we are operating at a fraction of that volume, while maintaining equivalent quality systems, regulatory compliance, equipment and facility costs, as well as plant management.

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

Sales, General, and Administrative Expenses

During the three months ended June 30, 2019, our sales, general, and administrative expenses increased by approximately $1.1 million over the three months ended June 30, 2018, but decrease as a percentage of sales from 153.9% in 2018 to 69.7% in 2019. This increase in expenses was the result of non-cash amortization expense of $416,869 and increased payroll expense from our newly acquired casing operations and due to the expansion our sales and support team, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, newly appointed board members, and key consultants for the organization during the period, and trade show and marketing costs associated with introducing our new lines of ammunition. Sales, general and administrative expenses for 2019 included noncash stock compensation of approximately $735,000. We also experienced increases as a result of new investor and public relations programs, and professional fees associated with our acquisition activity, our public filings, and our efforts to uplist the Company from the OTC to a national exchange. We expect to see administrative expenditures decrease as a percentage of sales in the 2020 fiscal year, as we leverage our work force and expand our sales opportunities.

Interest and other Expenses

For the three months ended June 30, 2019, interest expenses increased by $192,564 compared with the comparable three months in 2018. The increase was a result of $29,143 of non-cash interest expense and debt discount amortization related to the Convertible Promissory Notes, $56,065 of non-cash interest expense related to the recognition of Right of Use assets and Lease Liabilities, and $85,208 of accrued interest expense in connection with related party note payables.

Net Loss

As a result of higher production, selling, and payroll expenses, we ended the three month period ended June 30, 2019 with a net loss of approximately $3.8 million compared with a net loss of approximately $1.8 million for the three month period ended June 30, 2018.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of June 30, 2019, we had $538,983 of cash and cash equivalents, a decrease of $1,642,263 from March 31, 2019.

Working Capital is summarized and compared as follows:

	June 30, 2019	March 31, 2019
Current assets	$9,846,714	$8,626,870
Current liabilities	14,766,073	4,482,375
	$(4,919,359)	$4,144,495

Changes in cash flows are summarized as follows:

Operating Activities

For the three months ended June 30, 2019, net cash used in operations totaled $1,747,481. This was primarily the result of a net loss of $3,841,402, increases in our period end accounts receivable and inventories of $1,628,595 and $780,524, respectively, and increases to our accounts payable and accrued liabilities of $2,651,692. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of $1,068,431, employee stock compensation of $333,250, stock issued for services of $200,000, and stock grants totaling $201,512.

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

Investing Activities

During the three months ended June 30, 2019, we used $250,449 in net cash for investing activities compared with $566,354 for the comparable period in 2018. The $250,449 of cash used to purchase fixed assets such as new production equipment and leasehold improvements to expand production at our Payson, Arizona manufacturing facility, to acquire end cap displays for the sale of our product at retailers.

During the three-month period ended June 30, 2018, we used $566,364 in net cash for investing activities. The $566,364 was used to purchase fixed assets such as equipment and leasehold improvements to increase production at our Payson, Arizona manufacturing facility, and end caps displays for the sale of our product at retailers.

Financing Activities

We financed our operations primarily from the issuance of equity instruments. During the three months ended June 30, 2019, net cash provided by financing activities was $355,667. This was the net effect of $1,797,100 generated from the sale of Common Stock, net of cash payments of $189,567 in conjunction with the Unit offerings. Additionally, $375,000 of cash was generated from the issuance of a related party note payable, These increases to our financing activities were offset by payment of $1,500,000 on the related party note to Jagemann Stamping Company, $76,866 toward our insurance premium note payable and a $50,000 payment of our Contingent Consideration Payable.

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

We believe financing will be available, both through conventional financing relationships and through the continued sales of our Common Stock. However, there is no assurance that such funding will be available on terms acceptable to us or at all. We believe that our current cash on hand, coupled with alternative sources of funding, will be sufficient to satisfy intended capital expenditures, potential acquisitions and general liquidity requirements through at least the next 12 months.

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

The following table outlines our future contractual financial obligations associated with this lease by period in which payment is expected, as of June 30, 2019:

	2020	2021	2022	Total
Payson Lease	$90,000	$120,000	$80,000	$290,000

On October 16, 2018, we entered into a triple-net operation lease for approximately 21,000 square feet of office and warehousing space located at 7681 East Gray Road, Scottsdale, Arizona. The initial term of the of the Lease expires on December 31, 2023. The terms of the lease provide for a monthly payment of approximately $17,702, which will increase by approximately 4.4% each year.

The following table outlines our future contractual financial obligations associated with this lease by fiscal period in which payment is expected, as of June 30, 2019:

	2020	2021	2022	2023	2024	Total
Scottsdale Lease	$163,485	$226,587	$236,583	$246,580	$147,240	$1,020,475

On March 14, 2019, we entered into a lease for our 50,000 square foot ammunition casing manufacturing facility located in Manitowoc, Wisconsin. The terms of the lease provide for a monthly payment of approximately $32,844. The lease expires in March of 2026 and can be renewed every three years thereafter.

The following table outlines our future contractual financial obligations associated with this lease by fiscal period in which payment is expected, as of June 30, 2019:

	2020	2021	2022	2023	2024	2025	2026	Total
Manitowoc Lease	$295,596	$394,128	$394,128	$394,128	$394,128	$394,128	$394,128	$2,660,364

In connection with the acquisition of SW Kenectics, Inc. The agreement specifies that $1,250,000 of consideration is deferred pending the completion of specific milestones. Since the acquisition date, the Company has made $100,000 in payment to the shareholder of SW Kenetics, Inc. in connection with the completion of milestones. The $100,000 payment reduced the Contingent Consideration Payable. As a result of the deferral of consideration pending the completion of specific milestones, the Company has estimated the timing of the future obligations.

The following table outlines our future contractual financial obligations associated with this contingent consideration payable by fiscal period in which payments is expected as of June 30, 2019:

	2020	2021
Contingent Consideration Payable	$250,000	$900,000

In connection with the acquisition of the casing division of Jagemann Stamping Company, a promissory note was executed. The promissory note, under which $500,000 was paid on March 25, 2019 using funds raised for the acquisition, had a remaining balance at March 31, 2019 of $9,900,000. On April 30, 2019, the original due date of the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly until October 1, 2019 when the interest rate increases to 9% per annum payable monthly until principal and accrued interest are paid in full. In May of 2019, the Company paid $1,500,000 on the balance of the Note. As of June 30, 2019, we accrued interest of $127,036 related to the note.

The following table outlines our future contractual financial obligations associated with this note by fiscal period in which payments is expected as of June 30, 2019:

	2020	2021
Note Payable Related Party	$-	$8,400,000

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

Inventory

We state inventories at the lower of cost and net realizable value. We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead. We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories. These provisions are based on our best estimates. At June 30, 2019, and March 31, 2019, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three months ended June 30, 2019, and the three month period ended June 30, 2018, we recognized $114,285 and $131,339, respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable, and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Expected purchase or sale of plant and significant equipment

We anticipate investing significant resources in the purchase equipment and ammunition technologies in the coming months as we scale production operations throughout the fiscal year of 2020. These purchases will be funded through working capital, the sale of our common stock, convertible debt, and bank financing. We believe these additions will significantly improve our plant capacity and reduce our cost per unit sold.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Quarterly period from April 1, 2019 to June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position, results of operations or cash flows.  We record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

The authorized capital of the Company is 200,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Preferred Stock with a $0.001 par value per share. During the Quarterly period from April 1, 2019 to June 30, 2019, 898,550 shares of common stock and warrants to purchase 449,275 shares of common stock were issued at a price per shares of $2.00 and a total of $1,797,100 proceeds were collected. These shares were issued to investors through a private placement offering by Paulson Investments Company, the placement agent. The cash fee to the placement agent totaled $164,567 for the three month period ended June 30, 2019, including reimbursed expenses. The Company issued 63,492 shares of common stock for services provided to the company at a price per share of $3.15, totaling $200,000. 127,291 shares of common stock were issued for the conversion of Convertible Promissory Notes for a total value of $318,226. Additionally, 167,500 shares valued at a total of $333,250 or approximately $1.99 per share were issued for employee stock compensation.

The previously mentioned securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and Regulation D thereunder.

2. Subsequent Issuances:

As of August 13, 2019, we sold an additional 47,500 shares of common stock and issued 23,750 common stock purchase warrants exercisable at $2.40 for a total of $95,000. We accrued commissions of $11,400 and 5,700 warrants payable in connection with the sale of these shares to the placement agent.

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

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: August 14, 2019	By:	Fred W. Wagenhals, Chief Executive Officer

/s/ Rob Wiley
Dated: August 14, 2019	By:	Rob Wiley, Chief Financial Officer

