Form 10-Q
period 2019-09-30
AMMO, INC.
filed 2019-11-14
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were 45,766,128 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

Ammo, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$513,738	$2,181,246
Accounts receivable, net of allowance for doubtful account of $25,721 at September 30, 2019 and $129,365 at March 31, 2019	2,519,128	1,225,911
Due from related parties	51,941	19,565
Inventories, at lower cost or market, principally average cost method	5,029,211	4,772,597
Prepaid expenses	470,322	427,551
Current portion of right of use assets	489,946	-
Total Current Assets	9,074,286	8,626,870

Equipment, net of accumulated depreciation of $1,726,310 at September 30, 2019 and $516,144 at March 31, 2019	21,216,088	21,999,787

Other Assets:
Deposits	32,994	29,034
Licensing agreements, net of accumulated amortization of $133,333 at September 30, 2019 and $108,833 at March 31, 2019	116,667	141,667
Patents, net of accumulated amortization of $314,425 at September 30, 2019 and $134,701 at March 31, 2019	6,759,580	6,939,304
Other Intangible Assets, net of accumulated amortization of $888,961 at September 30, 2019 and $61,803 at March 31, 2019	5,023,344	5,850,502
Right of Use Assets - Operating Leases	3,798,262	-
TOTAL ASSETS	$46,021,221	$43,587,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,257,789	$1,920,344
Factoring liability	1,036,273	-
Accrued liabilities	592,222	531,434
Note payable related party	375,000	-
Current portion of operating lease liability	489,946	-
Insurance premium note payable	194,479	230,597
Current portion of note payable related party	8,400,000	1,500,000
Contingent consideration payable	150,000	300,000
Total Current Liabilities	15,495,709	4,482,375

Long-term Liabilities:

Convertible promissory notes, net of $24,144 of note issuance costs at March 31, 2019	-	275,856
Contingent consideration payable	900,000	900,000
Note payable related party	-	8,400,000
Operating Lease Liability, net of current portion	3,798,262	-
Total Liabilities	20,193,971	14,058,231

Shareholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized 45,751,628 at September 30, 2019 and 44,013,075 shares issued and outstanding at March 31, 2019, respectively	45,751	44,013
Additional paid-in capital	52,517,726	48,935,485
Accumulated (Deficit)	(26,736,227)	(19,450,565)
Total Shareholders’ Equity	25,827,250	29,528,933
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,021,221	$43,587,164

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018

Net Sales
Ammunition Sales	$1,315,756	$1,462,859	$2,457,255	$2,712,887
Casing Sales	1,638,799	-	4,795,880	-
	2,954,555	1,462,859	7,253,135	2,712,887
Cost of Goods Sold, includes depreciation and amortization of $723,237, $95,807 $1,336,806 and $169,102, respectively, and federal excise taxes of $121,318, $168,544, $235,603, and $282,830, respectively	3,672,599	1,274,640	8,624,395	2,380,096
Gross Margin	(718,044)	188,219	(1,371,260)	332,791

Operating Expenses
Selling and marketing	287,647	228,390	509,575	579,806
Corporate general and administrative	954,350	722,737	2,053,993	1,400,837
Employee salaries and related expenses	834,516	796,751	2,052,208	1,675,739
Depreciation and amortization expense	450,380	19,373	905,242	34,770
Total operating expenses	2,526,893	1,767,251	5,521,018	3,691,152
Loss from Operations	(3,244,937)	(1,579,032)	(6,892,278)	(3,358,361)

Other (Expenses)
Interest (income)/expense	(199,323)	(1,406)	(393,384)	(2,903)

(Loss) before Income Taxes	(3,444,260)	(1,580,438)	(7,285,662)	(3,361,264)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(3,444,260)	$(1,580,438)	$(7,285,662)	$(3,361,264)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	45,416,153	32,454,308	44,999,342	31,429,324
(Loss) per share	$(0.08)	$(0.05)	$(0.16)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended September 30, 2019

(Unaudited)

	Common Shares		Additional Paid-In	Accumulated
	Number	Par Value	Capital	(Deficit)	Total

Balance as of March 31, 2019	44,013,075	$44,013	$48,935,485	$(19,450,565)	$29,528,933

Common stock issued for cash	1,232,770	1,233	2,464,307	-	2,465,540
Common stock issued for convertible notes	127,291	127	318,099		318,226
Fundraising cost	-	-	(285,981)	-	(285,981)
Common stock issued for services	63,492	63	199,937	-	200,000
Employee stock awards	315,000	315	506,185	-	506,500
Stock grants	-	-	379,694	-	379,694
Net loss for period ended September 30, 2019	-	-	-	(7,285,662)	(7,285,662)

Balance as of September 30, 2019	45,751,628	$45,751	$52,517,726	$(26,736,227)	$25,827,250

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net (Loss)	$(7,285,662)	$(3,361,264)
Adjustments to reconcile Net (Loss) to Net Cash provided by operations:
Depreciation and amortization	2,242,048	203,872
Debt discount amortization	24,144	-
Stock grants	379,694	269,661
Stock for services	200,000	22,350
Employee stock awards	506,500	482,625
Interest on convertible promissory note	18,226
Changes in Current Assets and Liabilities
Accounts receivable	(1,189,573)	140,706
Allowance for doubtful accounts	(103,644)	(6,000)
Due to (from) related parties	(32,376)	(4,104)
Inventories	(256,614)	(973,399)
Prepaid expenses	122,349	(80,679)
Deposits	(3,960)	(132,163)
Accounts payable	2,337,445	78,379
Accrued liabilities	60,788	(138,557)
Net cash used in operating activities	(2,980,635)	(3,498,573)

Cash flows from investing activities
Purchase of equipment	(426,467)	(1,157,915)
Acquisition Deposit	-	(250,000)
Net cash used in investing activities	(426,467)	(1,407,915)

Cash flow from financing activities
Note payable related party	375,000	-
Note payment - related party	(1,500,000)	-
Insurance premium note payment	(201,238)	(71,998)
Contingent consideration payment	(150,000)	-
Sale of common stock	2,465,540	3,247,030

(Continued)

Ammo, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2019	2018

Factoring liability	1,036,273	-
Common stock issued for exercised warrants	-	4,767,625
Organizational and fundraising costs	(285,981)	(719,974)
Net cash provided by financing activities	1,739,594	7,222,683

Net increase in cash	(1,667,508)	2,316,195
Cash, beginning of period	2,181,246	4,381,643
Cash, end of period	$513,738	$6,697,838

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$346,800	$2,903
Income taxes	$-	$-

Non-cash investing and financing activities:
Additional paid-in-capital	-	(11)
Common stock	-	11
Convertible promissory note	(300,000)	-
Convertible promissory note conversion	300,000	-
Insurance premium note payment	165,120
Prepaid expenses	(165,120)
Right of use assets - operating leases	(4,288,208)	-
Operating lease liability	4,288,208	-
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and March 31, 2019

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

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2019. The results for the six month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended September 30, 2019 and 2018, (b) the financial position at September 30, 2019, and (c) cash flows for the six month periods ended September 30, 2019 and 2018.

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

September 30, 2019 and March 31, 2019

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

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At September 30, 2019 and March 31, 2019, we reserved $25,751 and $129,365, respectively, of allowance for doubtful accounts.

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

Amortization expense for the license agreements for the three and six months ended September 30, 2019 and 2018 were $12,500, $12,500, $25,000 and $25,000, respectively.

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

The shares were valued at $1.25 and the aggregate value of $950,000 was recorded as a patent asset. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028. Patent amortization expense for the three and six months ended September 30, 2019 and 2018 were $21,269, $21,269, $42,538, and $42,537, respectively.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and March 31, 2019

(Unaudited)

Under the terms of the Merger, ATI succeeded to all of the assets of Hallam, Inc. and assumed the liabilities of Hallam, Inc., which were none. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette. The license was formally amended and assigned to AMMO Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Agreement. Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date. Under the terms of the Exclusive License Agreement, the Company is obligated to pay a royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the six months ended September 30, 2019 and 2018, the Company accrued $11,317 and $18,480 respectively under this agreement.

In August 2018, we applied for additional patent coverage for the manufacturing methods or application of the Hybrid Luminescence Ammunition Technology on a variety of projectile and ammunition types. The costs of filing this patent were expensed, but may be recapitalized pending the outcome of the USPTO’s review of the application.

On October 5, 2018, we completed the acquisition of SW Kenetics Inc. ATI succeeded all of the assets of SW Kenetics, Inc. and assumed all of the liabilities. Under the terms of the agreement, we issued to SW Kenetics Inc.’s three shareholders, 1,700,002 restricted shares of our common stock, payment of $250,000, and a payment obligation of $1,250,000 subject to completion of specific milestones that we have recorded as Contingent Consideration Payable. Additionally, the 1,700,002 shares of common stock were issued with claw back provisions to ensure agreed upon objectives are met. The Company has made three payments totaling $200,000 for the completion of specific milestones to the shareholders of SW Kenetics, Inc.

The primary asset of SW Kenetics Inc. was a pending patent for modular projectiles. All rights to patent pending application were assigned and transferred to AMMO Technologies, Inc. pursuant to Intellectual Property Rights Agreement on September 27, 2018. Patent amortization expense for the three and six months ended September 30, 2019 was $35,119 and $137,186. There was no amortization expense for the patent in the three and six months ended September 30, 2018 as the acquisition was not yet consummated.

We intend to continue building our patent portfolio to protect our proprietary technologies and processes, and will file new applications where appropriate to preserve our rights to manufacture and sell our branded lines of ammunition.

Other Intangible Assets

On March 15, 2019, Enlight Group II, LLC d/b/a Jagemann Munition Components, a wholly owned subsidiary of AMMO, Inc., completed its acquisition of assets of Jagemann Stamping Company’s ammunition casing manufacturing and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement (See Note 10). The intangible assets acquired include a tradename, customer relationships, and intellectual property. For the three and six months ended September 30, 2019, amortization of the other intangibles assets was $410,289 and $820,578.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three months ended September 30, 2019 and 2018.

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

For the three and six months ended September 30, 2019, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows :

PERCENTAGES

	Revenues	Accounts Receivable
For the Three Months Ended September 30, 2019
Customers:
A	17.2%	18.8%
B	-%	-%
C	11.5%	-%
D	10.0%	11.6%
	38.7%	30.4%

For the Six Months Ended September 30, 2019
Customers:
A	17.8%	18.8%
B	16.6%	-%
C	10.9%	-%
D	-%	11.6%
	45.3%	30.4%

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and March 31, 2019

(Unaudited)

Advertising Costs

We expense advertising costs as they are incurred. We incurred advertising of $200,805 and $295,422 for the three and six months ended September 30, 2019, respectively.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). There were 315,000 shares of common stock issued to employees, members of the Board of Directors, and members of the Advisory Committee for services during the three months ended September 30, 2019.

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

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2019, our bank account balances exceeded federally insured limits.

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

September 30, 2019 and March 31, 2019

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. On September 24, 2019, the Company received notice that a former employee that had voluntarily terminated filed a complaint against the Company, and certain individuals, with the U.S. Department of Labor (“DOL”). The Complaint alleges retaliation and constructive discharge. The matter is currently the subject of administrative investigation by the DOL via the Occupational Safety and Health Administration. The Company filed a timely Position Statement with the DOL in October of 2019 in response to the Complaint. The Company believes the matters raised in the Complaint are without merit and therefore has and will continue to aggressively defend its interests in this matter. There were no other known contingencies at September 30, 2019.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. We adopted ASU 2014-09 as of January 1, 2018, and it did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows for the period ended September 30, 2019.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and March 31, 2019

(Unaudited)

Loss Per Common Share

We calculate basic loss per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants, using various methods, such as the treasury stock or modified treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 8,853,432 shares of common stock. All weighted average numbers were adjusted for the reverse stock split and merger transaction. Due to the loss from operations in the three and six months ended September 30, 2019 and 2018, there are no common shares added to calculate the dilutive EPS for those periods as the effect would be antidilutive.

NOTE 3 – INVENTORIES

At September 30, 2019 and March 31, 2019, the inventory balances are composed of:

	September 30, 2019	March 31, 2019
Finished product	$2,858,256	$2,628,241
Raw materials	1,768,248	1,635,130
Work in process	402,707	509,226

	$5,029,211	$4,772,597

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and March 31, 2019

(Unaudited)

Property and equipment consisted of the following at September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
Leasehold Improvements	$111,631	$98,444
Furniture and Fixtures	87,791	154,777
Vehicles	103,511	103,511
Equipment	19,160,606	18,689,140
Tooling	126,190	117,390
Construction in Progress	3,352,669	3,352,669
Total property and equipment	$22,942,398	$22,515,931
Less accumulated depreciation	(1,726,310)	(516,144)
Net property and equipment	21,216,088	21,999,787

Depreciation Expense for the three and six months ended September 30, 2019 and 2018 totaled $627,492, $81,412, $1,210,166 and $136,335, respectively.

NOTE 5 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. As of September 30, 2019, the outstanding balance of the Factoring Liability was $1,036,273. Interest expense recognized on the Factoring Liability was $40,846, including $25,000 of amortization of the commitment fee.

NOTE 6 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale and Payson, AZ and Manitowoc, WI under contracts we classify as operating leases. None of our leases are financing leases. The Payson lease has an option to renew for five years, and the Manitowoc lease has an option to renew for the three years. As of September 30, 2019, we are fairly certain that we will exercise the renewal options on both leases, and we have included such renewal options in the lease liabilities and the disclosures herein. The Scottsdale lease does not include a renewal option.

As of September 30, 2019, the current portion of our operating lease liability was $489,946 and is reported as a current liability.

Consolidated lease expense for the six months ended September 30, 2019 was $285,815 including $117,243 of operating lease expense and $168,542 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

Futures minimum lease payments under non-cancellable leases as of September 30, 2019 are as follows:

Years Ended March 31,
2020	$346,615
2021	693,229
2022	693,229
2023	693,229
2024	640,118
Thereafter	2,168,932
5,235,352
Less: Interest	(947,144)
$4,288,208

Right of Use Assets and Operating Lease Liabilities on the Balance Sheet:

September 30, 2019
Current portion	$489,946
Long-term, net of current portion	3,798,262
$4,288,208

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and March 31, 2019

(Unaudited)

NOTE 8 – NOTES PAYABLE – RELATED PARTY

In connection with the acquisition of the casing division of Jagemann Stamping Company, a $10,400,000 promissory note was executed. The promissory note, under which $500,000 was paid on March 25, 2019 using funds raised for the acquisition, had a remaining balance at March 31, 2019 of $9,900,000. On April 30, 2019, the original due date of the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly until October 1, 2019 when the interest rate increases to 9% per annum payable monthly until principal and accrued interest are paid in full. In May of 2019, the Company paid $1,500,000 on the balance of the note. As of September 30, 2019, we recognized interest of $203,820 related to the note. The note is secured by all the equipment purchased from Jagemann Stamping Company and was valued at $18,869,541 in the accompanying financial statements.

On May 3, 2019, the Company entered into a promissory note of $375,000 with a shareholder of the Company. The note bears interest at a per annum of 2.56%. The note’s original a maturity date of August 3, 2019 was extended to October 31, 2019. We have accrued interest on the note of $4,375.

NOTE 9 – CAPITAL STOCK

During the six month period ended September 30, 2019, we issued 1,738,533 shares of common stock as follows:

●	1,232,770 shares were sold to investors for $2,465,540
●	127,291 shares were issued for the conversion of Convertible Promissory Notes valued at $318,226
●	63,492 shares were issued for services valued at $200,000
●	315,000 shares valued at $506,500 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

In December of 2018, we entered into a placement agreement to secure equity capital from qualified investors to provide funds to our operations. The offering consisted of Units priced at $2.00, which included one share of common stock and one five-year warrant to purchase an additional half-share of common stock for an exercise price of $2.40 per share. Effectively, every two units purchased provided the investor with a five-year warrant at an exercise price of $2.40 per share. Units sold under this agreement totaled 1,232,770 shares of common stock and 616,385 warrants for $2,465,540 for the six month period ended September 30, 2019.

For services provided under the placement agreements, the placement agent collected a 12% cash fee on the sale of every Unit and a fee payable in warrants equaling 12% of the total Units sold. These warrants have a term of five years and an exercise price of $2.00 per share. The cash fee totaled $285,981 for the six month period ended September 30, 2019, including reimbursed expenses.

At September 30, 2019, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2019	$8,143,115	$2.09	4.35
Granted	710,317	2.35	4.71
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Outstanding at September 30, 2019	8,853,432	$2.11	3.90
Exercisable at September 30, 2019	8,853,432	$2.11	3.90

As of September 30, 2019, we had 8,853,432 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase an aggregate of 349,060 shares of Common Stock at an average price of $2.50 per share until March 2020; (2) warrants to purchase 966,494 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (3) warrants to purchase 4,641,745 shares of our Common Stock at an exercise price of $2.00 per share over the next three to five years; and (4) warrants to purchase 2,896,133 shares of Common Stock at an exercise price of $2.40 over the next five years.

NOTE 10 - SUBSEQUENT EVENTS

As of October 8, 2019, the Company was issued a patent for its previously pending patent for modular projectiles.

Subsequent to September 30, 2019, the Company issued 14,500, valued at $29,000 for employee stock compensation.

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

The Company’s innovative line of match grade armor piercing (AP) and hard armor piercing incendiary (HAPI) tactical rounds, are the centerpiece of the Company’s strategy to address the unique needs the armed forces community demands are met by their equipment. Following AMMO’s acquisition of Jagemann Casings in March, the Company has aligned its manufacturing operations to support the large caliber demand from military personnel, such as the 12.7mm and .50 caliber BMG configurations.

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

Results of Operations

Our financial results for the three and six months ended September 30, 2019 reflect our newly positioned organization. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider. Although we continue to focus on growing our top line revenue, and streamlining our operations, we did experience a decline in our gross profit margin for the three and six months ended September 30, 2019. This was the result of a significant increase in depreciation and amortization expenses related to the addition of assets from the acquisition of Jagemann Stamping Company’s ammunition casing, projectile manufacturing, and sales operations (“Jagemann Casings”), sales of products that carry lower margins, as well as increases to costs of raw materials and overhead.

The following table presents summarized financial information taken from our consolidated statements of operations for the three and six months ended September 30, 2019 compared with the three months ended September 30, 2018:

	For the Three Months Ending		For the Six Months Ending
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$2,954,555	$1,462,859	$7,235,135	$2,712,887
Cost of Products Sold	3,672,599	1,274,640	8,624,395	2,380,096
Gross Margin	(718,044)	188,219	(1,371,260)	332,791
Sales, General & Administrative Expenses	2,526,893	1,767,251	5,521,018	3,691,152
Loss from Operations	(3,244,937)	(1,579,032)	(6,892,278)	(3,358,361)
Other income (expense)
Other income (expense)	(199,323)	(1,406)	(394,384)	(2,903)
Loss before provision for income taxes	$(3,444,260)	$(1,580,438)	$(7,285,662)	$(3,361,264)
Provision for income taxes	-	-	-	-
Net Loss	$(3,444,260)	$(1,580,438)	$(7,285,662)	$(3,361,264)

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

Adjusted EBITDA

	For the Three	For the Six
	Months Ended	Months Ended
	September 30, 2019	September 30, 2019

Reconciliation of GAAP net income to Adjusted EBITDA
Net (Loss)	$(3,444,260)	$(7,285,662)
Employee stock awards	173,250	506,500
Stock grants	178,182	379,694
Stock for services	-	200,000
Depreciation and amortization	1,173,617	2,242,048
Interest expense, net	199,323	393,384
Adjusted EBITDA	$(1,719,888)	$(3,564,036)

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the periods ended September 30, 2019 and September 30, 2018. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™, One Precise Shot (OPS), Night Ops, Jeff Rann, and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries much lower gross margins.

	For the Three Months Ending		For the Six Months Ending
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Proprietary Ammunition	$675,328	$1,087,609	$873,624	$1,813,524
Standard Ammunition	640,428	375,250	1,583,631	899,363
Ammunition Casings	1,638,799	-	4,795,880	-
Total Sales	$2,954,555	$1,462,859	$7,253,135	$2,712,887

Sales for the three and six months ended September 30, 2019 increased 102% and 167% or $1,491,696 and $4,540,248, over the three and six months ended September 30, 2018, respectively. This increase was the result of $1,638,799 and $4,795,880 of sales from our recently acquired casing operations, coupled with $265,178 and $684,268 of respective increased sales in bulk pistol and rifle ammunition, summarized in Standard Ammunition above and a decrease of $412,281 and $939,900 of respective sales of Proprietary Ammunition. Although Proprietary Ammunition sales decreased in the current period increased from the comparable periods, management expects the sales of Proprietary Ammunition to outpace the sales of our Standard Ammunition.

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

Through our acquisition of SWK, the Company has developed and deployed a new line of tactical armor piercing (AP) and hard armor piercing incendiary (HAPI) precision ammunition to meet the lethality requirements of both the US and foreign military customers. This line was formally launched at SHOT Show in Las Vegas, where our team demonstrated or presented the capability to more than 15 countries around the world. We continue to demonstrate our AP and HAPI ammunition to military personnel at scheduled and invite only events, resulting in increased interest and procurement discussions.

It is important to note that, although U.S. law enforcement, military and international markets represent significant opportunities for our company, they also have a long sales cycle. The Company’s sales team has been effective in establishing sales and distribution channels, both in the United States and abroad, which are reasonably anticipated to drive sustained sales opportunity in the military, law enforcement, and commercial markets.

Sales outside of the United States require licenses and approval from the U.S. State Department, which typically takes approximately 30 days to receive. On April 16, 2019, we received renewal for our registration with the International Traffic in Arms Regulations (ITAR). This permits the Company to export and broker ammunition and other controlled items covered under ITAR.

Cost of Goods Sold

Cost of goods sold increased by approximately $2.4 million and $6.2 million, respectively for the three and six months ended September 30, 2019 compared with the three and six months ended September 30, 2018. This was the result of a significant increase to non-cash depreciation related to our newly acquired casing operations, expensing of increased labor, overhead, and raw materials used to produce finished product during 2019 as compared to 2018. Although sales increased, when comparing the three and six months ended September30, 2019 to the three and six months ended September 30, 2018, they did not meet management’s expectations and did not allow us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense. As a percentage of sales, cost of goods sold increased by 42.7% and 35.5% from 87.1% and 87.7%, respectively for the three and six months ended September 30, 2019 to 124.3% and 118.9%, respectively for the three and six months ended September 30, 2019.

Gross Margin

Our gross margin percentage decreased to -24.3% and –18.9 from 12.8% and 12.3%, respectively during the three and six months ended September 30, 2019 as compared to the same period in 2018. This was a result of the increased non-cash depreciation related to our recently acquired casing operations and a level of sales that did not allow us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense.

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

We believe as we continue to grow sales through new markets and expanded distribution that our gross margins will also increase, as evidenced by the improvement over this time last year. Our goal in the next 12 to 24 months is to continue to improve our gross margins. This will be accomplished through the following:

●

Increased product sales, specifically of proprietary lines of ammunition, like the STREAK VISUAL AMMUNITION™, OPS, Stelth and now our tactical Armor Piercing (AP) and Hard Armor Piercing Incendiary (HAPI) precision ammunition, all of which carry higher margins as a percentage of their selling price;

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

Sales, General, and Administrative Expenses

During the three and six months ended September 30, 2019, our sales, general, and administrative expenses increased by approximately $760,000 and $1.8 million, respectively over the three and six months ended September 30, 2018, but decrease as a percentage of sales from 120.8% and 136.1% for the respective three and six months ended September 30, 2018 to 85.5% and 76.1% for the respective three and six months ended September 30, 2019. This increase in expenses was the result of non-cash amortization expense of $410,289 and $827,158 for the three and six months ended September 30, 2019 and increased payroll expense from our newly acquired casing operations and due to the expansion our sales and support team, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, board members, and key consultants for the organization during the period, and trade show and marketing costs associated with introducing our new lines of ammunition. Sales, general and administrative expenses for the three and six month 2019 periods included noncash stock compensation of approximately $351,000 and $886,000. We also experienced increases as a result of new investor and public relations programs, and professional fees associated with our acquisition activity, our public filings, and our efforts to uplist the Company from the OTC to a national exchange. We expect to see administrative expenditures decrease as a percentage of sales in the 2020 fiscal year, as we leverage our work force and expand our sales opportunities.

Interest and other Expenses

For the three and six months ended September 30, 2019, interest expenses increased by $197,917 and $390,481 compared with the comparable three and six months in 2018. The increase was a result of $29,143 of non-cash interest expense and debt discount amortization related to the Convertible Promissory Notes, $54,593 and 110,658 of non-cash interest expense related to the recognition of Right of Use assets and Lease Liabilities, and $101,611 and $253,582 of accrued interest expense in connection with related party note payables for the three and six months ended in 2019.

Net Loss

As a result of higher production, selling, and payroll expenses, we ended the three and six month periods ended September 30, 2019 with respective net losses of approximately $3.4 million and $7.3 million compared with respective net losses of approximately $1.8 million and $3.4 for the three and six month periods ended September 30, 2018.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of September 30, 2019, we had $513,738 of cash and cash equivalents, a decrease of $1,667,508 from March 31, 2019.

Working Capital is summarized and compared as follows:

	September 30, 2019	March 31, 2019
Current assets	$9,074,286	$8,626,870
Current liabilities	15,495,709	4,482,375
	$(6,421,423)	$4,144,495

Changes in cash flows are summarized as follows:

Operating Activities

For the six months ended September 30, 2019, net cash used in operations totaled $2,980,635. This was primarily the result of a net loss of $7,285,662, increases in our period end accounts receivable and inventories of $1,189,573 and $256,614, respectively, and increases to our accounts payable and accrued liabilities of $2,390,233. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of $2,242,048, employee stock compensation of $506,500, stock issued for services of $200,000, and stock grants totaling $379,694.

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

Investing Activities

During the three months ended September 30, 2019, we used $426,467 in net cash for investing activities compared with $1,407,915 for the comparable period in 2018. The $426,467 of cash used to purchase fixed assets such as new production equipment and to acquire end cap displays for the sale of our product at retailers.

During the six month period ended September 30, 2018, we used $1,407,915 in net cash for investing activities. Of the total cash used for investing activities, $1,157,915 was used to purchase fixed assets such as new production equipment and leasehold improvements to expand production at our Payson, Arizona manufacturing facility, to acquire end cap displays for the sale of our product at retailers. The remaining $250,000 was used as consideration for acquiring SW Kenetics Inc.

Financing Activities

We financed our operations primarily from the issuance of equity instruments. During the six months ended September 30, 2019, net cash provided by financing activities was $1,739,594. This was the net effect of $2,465,540 generated from the sale of Common Stock, net of cash payments of $285,981 in conjunction with the Unit offerings. Additionally, $1,036,273 was generated from accounts receivable factoring and $375,000 of cash was generated from the issuance of a related party note payable, These increases to our financing activities were offset by payment of $1,500,000 on the related party note to Jagemann Stamping Company, $201,238 toward our insurance premium note payable and a $150,000 payment of our Contingent Consideration Payable.

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

We believe financing will be available, both through conventional financing relationships and through the continued sales of our Common Stock. However, there is no assurance that such funding will be available on terms acceptable to us or at all. We believe that our current cash on hand, coupled with alternative sources of funding, will be sufficient to satisfy intended capital expenditures, potential acquisitions and general liquidity requirements through at least the next twelve months.

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

The following table outlines our future contractual financial obligations associated with this lease by period in which payment is expected, as of September 30, 2019:

	2020	2021	2022	Total
Payson Lease	$60,000	$120,000	$80,000	$260,000

On October 16, 2018, we entered into a triple-net operation lease for approximately 21,000 square feet of office and warehousing space located at 7681 East Gray Road, Scottsdale, Arizona. The initial term of the of the Lease expires on December 31, 2023. The terms of the lease provide for a monthly payment of approximately $17,702, which will increase by approximately 4.4% each year.

The following table outlines our future contractual financial obligations associated with this lease by fiscal period in which payment is expected, as of September 30, 2019:

	2020	2021	2022	2023	2024	Total
Scottsdale Lease	$110,379	$226,587	$236,583	$246,580	$147,240	$967,369

On March 14, 2019, we entered into a lease for our 50,000 square foot ammunition casing manufacturing facility located in Manitowoc, Wisconsin. The terms of the lease provide for a monthly payment of approximately $32,844. The lease expires in March of 2026 and can be renewed every three years thereafter.

The following table outlines our future contractual financial obligations associated with this lease by fiscal period in which payment is expected, as of September 30, 2019:

	2020	2021	2022	2023	2024	2025	2026	Total
Manitowoc Lease	$262,752	$394,128	$394,128	$394,128	$394,128	$394,128	$394,128	$2,561,832

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

The following table outlines our future contractual financial obligations associated with this contingent consideration payable by fiscal period in which payments is expected as of September 30, 2019:

	2020	2021
Contingent Consideration Payable	$150,000	$900,000

In connection with the acquisition of the casing division of Jagemann Stamping Company, a promissory note was executed. The promissory note, under which $500,000 was paid on March 25, 2019 using funds raised for the acquisition, had a remaining balance at March 31, 2019 of $9,900,000. On April 30, 2019, the original due date of the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly until October 1, 2019 when the interest rate increases to 9% per annum payable monthly until principal and accrued interest are paid in full. In May of 2019, the Company paid $1,500,000 on the balance of the Note. As of September 30, 2019, we accrued interest of $226,016 related to the note.

The following table outlines our future contractual financial obligations associated with this note by fiscal period in which payments is expected as of September 30, 2019:

	2020	2021
Note Payable Related Party	$-	$8,400,000

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

Inventory

We state inventories at the lower of cost and net realizable value. We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead. We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories. These provisions are based on our best estimates. At September 30, 2019, and March 31, 2019, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three months ended September 30, 2019 and 2018, we recognized $121,317 and $168,544 respectively, in excise taxes. During the six months ended September 30, 2019 and 2018, we recognized $235,603 and $282,830, respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable, and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Quarterly period from April 1, 2019 to September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please reference the Contingencies section of Note 2 of our Financial Statements for additional disclosure.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

The authorized capital of the Company is 200,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Preferred Stock with a $0.001 par value per share. During the Quarterly period from July 1, 2019 to September 30, 2019, 334,220 shares of common stock and warrants to purchase 167,110 shares of common stock were issued at a price per shares of $2.00 and a total of $668,440 proceeds were collected. These shares were issued to investors through a private placement offering by Paulson Investments Company, the placement agent. The cash fee to the placement agent totaled $81,413 for the three month period ended September 30, 2019, including reimbursed expenses. Additionally, 147,500 shares valued at a total of $353,070 or approximately $2.40 per share were issued for employee stock compensation.

The previously mentioned securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and Regulation D thereunder.

2. Subsequent Issuances:

As of November 13, 2019, we issued 14,500 shares of common stock for employee stock compensation at value of $29,000.

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

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: November 14, 2019	By:	Fred W. Wagenhals, Chief Executive Officer

/s/ Rob Wiley
Dated: November 14, 2019	By:	Rob Wiley, Chief Financial Officer

