Form 10-K
period 2020-03-31
AMMO, INC.
filed 2020-08-19
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of the Common Stock of the registrant by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $59,413,840.

As of August 14, 2020, there were 47,622,920 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

On March 4, 2020, the U.S. Securities and Exchange Commission (the “SEC”) issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465) (the “SEC Order”), which provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak.

On June 29, 2020, AMMO, Inc. (“Ammo,” “we,” or “our”) filed a Form 8-K announcing its reliance on the SEC Order with respect to the filing of this Form 10-K for the year ended March 31, 2020 (the “Annual Report”) due to circumstances related to the COVID-19 outbreak. The Company has relied on the SEC Order to extend the filing date of our Annual Report. In particular, COVID-19 and related precautionary responses have made it more difficult as the Company’s receipt of information from certain third parties related to the completion of its financials has been delayed and therefore it has taken us more time, to finish our analysis and compile certain information necessary to make key assessments and estimates.

Pursuant to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2020, the Company disclosed that the due date for the filing of the Annual Report had been extended to August 13, 2020. Pursuant to Rule12b-25 under the Exchange Act and Question 135.13 of the Exchange Act Rules Compliance and Disclosure Interpretations, the Company filed Form 12b-25 on August 13, 2020 further extending the due date for the filing of the Annual Report to August 28, 2020. The Company believes this Annual Report has been within its prescribed extension deadline and thus it shall be deemed timely filed by the SEC.

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

Products

We design, produce, and sell ammunition and ammunition components in a variety types, sizes, and calibers for use in handguns and long guns. We ship our ammunition in the form of cartridges (or rounds), and also ammunition casings. A cartridge consists of four components: a case made of brass, steel, or copper that holds together all the other components of the cartridge; the primer, which is an explosive chemical compound that ignites the gunpowder when struck by the firing pin; the gun powder, which is a chemical mixture that burns rapidly and creates an expanding gas when ignited and pushes the bullet out the barrel; and the bullet, or projectile, usually containing lead that is fired through the barrel to strike the target. Some of the bullets we produce for certain applications have a jacket, or outer shell, of brass or copper to improve performance and accuracy. We typically produce centerfire cartridges in which the primer is in the bottom, or center of the cartridge, rather than rimfire cartridges in which the primer is in the rim of the cartridge. Through our recent acquisition of Jagemann Casings we now offer ammunition casings for pistol ammunition through large rifle ammunition.

STREAK Visual Ammunition

STREAK VISUAL AMMUNITION™ enables shooters to see the path of the bullets fired by them. STREAK VISUAL AMMUNITION™ rounds utilize non-flammable phosphor material that produces a glow by the utilization of the light emitted during the round discharge to make STREAK VISUAL AMMUNITION™ glow. The luminescent material is applied only to the aft end of the projectile, making it visible only to the shooter and those within a 30-degree viewing window. As a result, the glow of STREAK VISUAL AMMUNITION™ is not visible to the target unlike conventional tracers, which we believe is important to the military and law enforcement. Unlike conventional tracer ammunition, STREAK VISUAL AMMUNITION™ rounds are not incendiary and do not utilize burning metals to generate light, thereby eliminating heat generation and making them safer for use in various environments and avoiding serious fire hazards. STREAK VISUAL AMMUNITION™ comes in 380 auto, 9 mm, 40 S&W, 44 magnum, 45 long colt, and 38 special among other calibers.

We hold the exclusive worldwide sales and distribution rights for the patented technology used by our STREAK VISUAL AMMUNITION™ and pay a royalty based on our product sales incorporating this technology.

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

Stelth Subsonic Ammunition

Stelth Subsonic ammunition is designed specifically for superior performance in suppressed firearms. Stelth ammunition finds applications in which silence is paramount, such as in tactical training, predator night hunts, and clandestine operations. The Stelth ammunition is produced to be a clean burning total metal jacket round to slow baffle corrosion and reduce lead emissions that collect in the suppressor body. Stelth pistol ammunition comes in 9mm, 40 S&W, and 45 AC3. It is also available in a 223 rifle round.

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

AP and HAPI Ammunition

Our innovative line of match grade armor piercing (AP) and hard armor piercing incendiary (HAPI) tactical rounds are the centerpiece of the Company’s strategy to address the unique needs the armed forces community demands. This ammunition was designed around a match grade portfolio of projectiles, that include a solid copper boat tail and armor piercing configuration. The distinction between these rounds and other sold, is that the manufacturing process was engineered to ensure extremely tight tolerances between each projectile manufactured, ensuring for the end user that the ballistic trajectory remains consistent between rounds without regard to the actual configuration or round fired. Our AP and HAPI line is also available with our patented one-way luminescent or O.W.L. Technology™. Following AMMO’s acquisition of Jagemann Casings in March, the Company has aligned its manufacturing operations to support the large caliber demand from military personnel, such as the 12.7 mm and .50 caliber BMG configurations.

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

Marketing

We market our products to consumers through distributors, dealers, mass market and specialty retailers, and direct to consumer through e-commerce. We maintain consumer-focused product marketing and promotional campaigns, which include print and digital advertising campaigns; social and electronic media; product demonstrations; point-of-sales materials; in-store training, and in-store retail merchandising. Our use of social media includes Instagram, Facebook, Twitter, and You Tube. We also utilize third-party endorsements, social influencers, and brand ambassadors, such as Jesse James, and Jeff Rann.

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

Research and Development

We conduct research and development activities to enhance existing products and develop new products at our facilities in Payson, Arizona, and Manitowoc, Wisconsin, utilizing our personnel and strategic relationships. We expense all costs associated with our research and development efforts through either our cost of goods sold, as they are performed by the same employees who produce our finished product, or through or general and administrative expenses if the product has not been brought to market.

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

Customers

We sell our products through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell direct to customers online. Our consumers include sport and recreational shooters, hunters, competitive shooters, individuals desiring home and personal protection, manufacturers, and law enforcement and military agencies, and selected international markets. We distribute our products under five primary product lines: Jeff Rann, OPS, Stelth, STREAK VISUAL AMMUNITION™, and Jagemann Munition Components ammunition casings. Two customers accounted for approximately 32% of our sales for the year ended March 31, 2020 in comparison to year ended March 31, 2019 in which three customers accounted for approximately 54% of our sales. Quarter to quarter comparisons are not uniform, for example for the three months ended March 31, 2020, three customers for that period accounted for 44% of our total sales, and, for the three months ended March 31, 2019, three customers for that period accounted for 60% of our total sales.

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

Employees

As of August 14, 2020, we had a total of 126 employees. Of these employees, 93 were engaged in manufacturing, 18 in sales and marketing, four in finance and accounting, two in research and development and nine in various executive and administrative functions. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good.

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

Included in an acquisition for 600,000 shares of our Common Stock and $200,000 paid in cash to the former license holder, we acquired the exclusive license to produce ammunition using the patented “hybrid luminescence technology” owned by the University of Louisiana at Lafayette through October 29, 2028. We use that technology in connection with our STREAK VISUAL AMMUNITION™.

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

Through our acquisition of SW Kenectics, Inc., we acquired the rights to a patent for modular projectiles. This technology is used in connection with our AP and HAPI lines of ammunition. The Company acquired SW Kenectics, Inc. for a total of up to $1,500,000 in cash and issued 1,700,002 restricted shares of the Common Stock. The agreement specifies that $1,250,000 of the cash is deferred pending completion of specific milestones and the 1,700,002 shares of common stock are subject to claw back provisions to ensure agreed upon objective are met. The patent will be amortized over 15 years.

Included in the acquisition of Jagemann Stamping Company’s casing division for $7,000,000 in cash, $10,400,000 delivered in the form of a Promissory Note, and 4,750,000 shares of our Common Stock, we acquired customer relationships, intellectual property, and the use of a tradename, which will be amortized over 3 years, 3 years and 5 years, respectively. These intangible assets are used in the operation and production of our ammunition casing business through our wholly owned subsidiary, Jagemann Munition Components.

Backlog

At March 31, 2020, we had approximately $12.7 million in backlog. The Company expects to fill these orders within the next fiscal year ending March 31, 2021. We did not have a material amount of backlog of orders as of March 31, 2019. Backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within three months. We generally allow orders that have not yet been shipped to be cancelled. Our backlog may not be indicative of future sale.

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

Our failure to comply with applicable rules and regulations may result in the limitation of our growth or business activities and could result in the revocation of licenses necessary for our business. Applicable laws and regulations provide for the following:

●	require the licensing of all persons manufacturing, exporting, importing, or selling ammunition as a business;

●	require serialization, labeling, and tracking of the acquisition and disposition of certain types of ammunition;

●	regulate the interstate sale of certain ammunition;

●	restrict or prohibit the ownership, use, or sale of specified categories of ammunition;

●	require registries of so-called “ballistic images” of ammunition fired from new guns;

●	govern the sale, export, and distribution of ammunition;

●	regulate the use and storage of gun powder or other energetic materials;

●	regulate the employment of personnel with certain criminal convictions;

●	restrict access to ammunition manufacturing facilities for certain individuals from other countries or with criminal convictions; and

●	require compliance with International Traffic in Arms Regulations.

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

During the summer of 2018, we also began conversations to acquire a small technology company named SW Kenetics Inc. SW Kenetics Inc. developed an innovative line of modular projectiles primarily geared toward tactical military operations. On July 6, 2018 we signed a letter of intent to purchase their company, as we believe their designs, coupled with our STREAK or O.W.L. Technology will position us to more aptly complete for military contracts. On September 27, 2018, we entered into a definitive agreement and plan of merger to acquire SW Kenetics Inc. for a total of up to $1,500,000 in cash and issue 1,700,002 restricted shares of the Common Stock. The agreement specifies that $1,250,000 of the cash is deferred pending completion of specific milestones and the 1,700,002 shares of common stock are subject to claw back provisions to ensure agreed upon objectives are met. The acquisition was completed on October 5, 2018.

On March 15, 2019, Enlight Group II, LLC, a wholly owned subsidiary of AMMO, Inc., completed its acquisition of selected assets of Jagemann Stamping Company’s ammunition casing, projectile manufacturing and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement dated March 14, 2019. In accordance with the terms of the Amended APA, Enlight Group II, LLC paid Jagemann Stamping Company a combination of $7,000,000 in cash, $10,400,000 delivered in the form of a Promissory Note, and 4,750,000 shares of AMMO, Inc. Common Stock.

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

Failure to comply with applicable laws and changing legal and regulatory requirements could harm our business and financial results.

Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, and foreign countries, as well as applicable trade, labor, safety, environmental, labeling, anti-bribery and corruption laws. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to additional or changing legal and regulatory requirements, our ongoing expansion into new markets and new channels, and the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to our reputation and brand, failure by us or our business partners to comply with the various applicable laws and regulations, as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in litigation, civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements and have an adverse impact on our business and financial results.

War, terrorism, other acts of violence or natural or manmade disasters such as a global pandemic may affect the markets in which the Company operates, the Company’s customers, the Company’s delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

The Company’s business and supply chain may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease (including the recent outbreak of the coronavirus commonly referred to as “COVID- 19”).

Such events may cause customers to suspend their decisions on using the Company’s products and services, make it impossible to access some of our inventory, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods or services and commitments to develop new products and services. These events also pose significant risks to the Company’s personnel and to physical facilities, transportation and operations, which could materially adversely affect the Company’s financial results.

Any significant disruption to communications and travel, including travel restrictions and other potential protective quarantine measures against COVID-19 by governmental agencies, could make it difficult for the Company to deliver goods services to its customers. War, riots, or other disasters may increase the need for our products and demand by government and military may make it difficult for use to provide products to customers. Further, travel restrictions and protective measures against COVID-19 could cause the Company to incur additional unexpected labor costs and expenses or could restrain the Company’s ability to retain the highly skilled personnel the Company needs for its operations. The extent to which COVID-19 impacts the Company’s business, sales and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

We believe COVID-19 has not yet negatively affected our corporate operations but could at any time and without notice in the foreseeable future. As a result of COVID-19, at any time we may be subject to increased costs, supply interruptions, and difficulties in obtaining raw materials and components.COVID-19 has resulted in restrictions, postponements and cancelations and the impact, extent and duration of the government imposed restrictions on travel and public gatherings as well as the overall effect of the COVID-19 virus is currently unknown.

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

We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management's time and attention.

On September 24, 2019, the Company received notice that a former employee that had voluntarily terminated filed a complaint against the Company, and certain individuals, with the U.S. Department of Labor (“DOL”). The Complaint in alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such disclosures, the individual experienced a hostile work environment; that the company lacks sufficient controls internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the shareholders. The claims were investigated by a newly appointed Special Committee made of up independent directors represented by special independent legal counsel. The Special Committee and legal counsel found the claims were unsubstantiated and while there were not SEC violations included in the various matters about which the individual was complaining. The matter is currently the subject of administrative investigation by the DOL via the Occupational Safety and Health Administration. The Company filed a timely Position Statement with the DOL in October of 2019 in response to the Complaint. The Company disputes the allegations of wrongdoing and believes the matters raised in the Complaint are without merit and therefore has and will continue to aggressively defend its interests in this matter.

The claims made to the DOL, and such other litigation or claims that may be made from time to time, could negatively affect our business operations and financial position. As we grow, we will likely see a rise in the number of litigation matters against us. These matters may include employment and labor claims, product liability, and other claims related to our products, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, result in content unavailability, service disruptions and otherwise occupy a significant amount of our management's time and attention, any of which could negatively affect our business operations and financial position.

If we are unable to settle outstanding pre-litigation claims, we may be subject to litigation which will have a negative impact on our financials.

If we pursue litigation with respect to outstanding or future legal claims regardless of merit and chances of success, prosecuting and defending such litigation may be lengthy and costly, strain our resources and divert management’s attention from their core responsibilities, which would have a negative impact on our business.

We depend on the sale of our ammunition products.

We manufacture ammunition and ammunition casings for sale to a wide variety of consumers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, manufacturers, law enforcement and security agencies and officers in the United States and throughout the world. The sale of ammunition and ammunition components is influenced by the sale and usage of firearms. As noted above, sales of firearms are influenced by a variety of economic, social, and political factors, which may result in volatile sales. Ammunition sales represented a substantial amount of our net sales for the year ended March 31, 2020 and March 31, 2019.

Our manufacturing facilities are critical to our success.

Our Arizona and Wisconsin manufacturing facilities are critical to our success, as we currently produce all of our products at these facilities. The facilities also house our principal research, development, engineering, and design functions.

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

We intend to continue marketing our ammunition products. To the extent demand for our products increase significantly in future periods, one of our key challenges will be to enhance production capacity to meet sales demand, while maintaining product quality. Our inability to meet any future increase in sales demand or access capital for inventory may hinder growth or increase dilution in connection with financing activities conducted to meet any such increase in sales demand.

Shortages of components and materials may delay or reduce our sales and increase our costs, thereby harming our results of operations.

The inability to obtain sufficient quantities of raw materials and components, including casings, primers, gun powder, projectiles, and brass necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales or orders could adversely impact our operating results. Many of the materials used in the production of our products are available only from a limited number of suppliers. We do not have long-term supply contracts with any suppliers. As a result, we could be subject to increased costs, supply interruptions, and difficulties in obtaining raw materials and components.

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

Our customers do not provide us with firm, long-term volume purchase commitments, but instead issue purchase orders for our products as needed. As a result, customers can cancel purchase orders or reduce or delay orders at any time. The cancellation, delay, or reduction of customer purchase orders could result in reduced sales, excess inventory, unabsorbed overhead, and reduced income from operations.

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

Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, operating results, and financial condition. If we underestimate demand for our products, our manufacturing facilities or third-party suppliers may not be able to react quickly enough to meet consumer demand, resulting in delays in the shipment of products and lost revenue, and damage to our reputation and customer and consumer relationships. We may not be able to manage inventory levels successfully to meet future order and reorder requirements.

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

We have two customers that accounted for approximately 32% of our net sales for the year ended March 31, 2020, in comparison to three customers that accounted for approximately 54% of our net sales for the year ended March 31, 2019. Although we intend to expand our customer base, our revenue would likely decline if we lost any major customers or if one of these sizable customers were to significantly reduce its orders for any reason. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

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

Consumers are increasingly purchasing products online. We operate direct-to-consumer e-commerce stores to maintain an online presence with our end users. The future success of our online operations depends on our ability to use our marketing resources to communicate with existing and potential customers. We face competitive pressure to offer promotional discounts, which could impact our gross margin and increase our marketing expenses. We are limited, however, in our ability to fully respond to competitor price discounting because we cannot market our products at prices that may produce adverse relationships with our customers that operate brick and mortar locations as they may perceive themselves to be at a disadvantage based on lower e-commerce pricing to end consumers. There is no assurance that we will be able to successfully expand our e-commerce business to respond to shifting consumer traffic patterns and direct-to-consumer buying trends.

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

Shipments of ammunition for hunting are highest during the months of June through September to meet consumer demand for the fall hunting season and holidays. The seasonality of our sales may change in the future. The hunting for our next fiscal year season may be affected by travel restrictions and other limitations imposed as a result of Covid-19 that are unpredictable and may not be indicative of prior or future seasons. Seasonal variations in our operating results may reduce our cash on hand, increase our inventory levels, and extend our accounts receivable collection periods. This in turn may cause us to increase our debt levels and interest expense to fund our working capital requirements.

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

Our brand recognition and reputation are critical aspects of our business. We believe that maintaining and further enhancing our brands, particularly our STREAK VISUAL AMMUNITION™ brands, and our reputation are critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our markets continues to develop.

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

Our operating results may experience significant fluctuations.

Many factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:

●	the cyclicality of the markets we serve;

●	the timing and size of new orders;

●	the cancellation of existing orders;

●	the volume of orders relative to our capacity;

●	product introductions and market acceptance of new products or new generations of products;

●	timing of expenses in anticipation of future orders;

●	changes in product mix;

●	availability of production capacity;

●	changes in cost and availability of labor and raw materials;

●	timely delivery of products to customers;

●	pricing and availability of competitive products;

●	new product introduction costs;

●	changes in the amount or timing of operating expenses;

●	introduction of new technologies into the markets we serve;

●	pressures on reducing selling prices;

●	our success in serving new markets;

●	adverse publicity regarding the safety, performance, and use of our products;

●	the institution and adverse outcome of any litigation;

●	political, economic, or regulatory developments; and

●	changes in economic conditions.

●	COVID-19, or other pandemics.

As a result of these and other factors, we believe that period-to-period comparisons of our results of operations may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.

The failure to attract and retain key personnel could have an adverse effect on our operating results.

Our success depends substantially on the efforts and abilities of our senior management and key personnel. The competition for qualified management and key personnel is intense. Although we maintain noncompetition and nondisclosure covenants with many of our key personnel, we do not have employment agreements with many of them. The loss of services of one or more of our key employees or the inability to hire, train, and retain additional key personnel could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

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

We need to continue as a going concern if our business is to succeed.

Because of our recurring losses and limited capital resources, the audit report of our independent registered public accountants on our consolidated financial statements for the year ended March 31, 2020 contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.  Factors identified in the report include our historical net losses, and the need for additional financing to continue our business plan and service our debt repayments. If we are not able to attain profitability in the near future our financial condition could deteriorate further, which would have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment. Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  Additionally, we are subject to customary operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

We may not be able to utilize our net operating loss carry forwards.

At March 31, 2020, we had Federal net operating loss carry forwards (“NOLs”) for income tax purposes of $29,459,502. There were $5,144,926 of NOLs generated prior to 2018 will begin to expire in 2036. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020 provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the 80% taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. However, we do not know if or when we will have any earnings and capital gains against which we could apply these carry forwards. Furthermore, as a result of changes in the ownership of our common stock, our ability to use our federal NOLs will be limited under Internal Revenue Code Section 382. State NOLs are subject to similar limitations in many cases. As a result, our substantial NOLs may not have any value to us.

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

A failure of our information technology systems, or an interruption in their operation due to internal or external factors including cyber-attacks, could have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to extensive regulation and could incur fines, penalties and other costs and liabilities under such requirements.

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

As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. In addition, laws regulating certain consumer products exist in some cities and states, and in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished, and we could have large quantities of finished products that we are unable to sell. We are also subject to the rules and regulations of the Bureau of Alcohol, Tobacco, Firearms and Explosives, or the ATF. If we fail to comply with ATF rules and regulations, the ATF may limit our growth or business activities, levy fines against or revoke our license to do business. Our business, and the business of all producers and marketers of ammunition and firearms, is also subject to numerous federal, state, local, and foreign laws, regulations, and protocols. Applicable laws have the following effects:

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

Changes in government policies and firearms legislation could adversely affect our financial results.

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

Any change to the interpretations Second Amendment would dramatically impact our ability to conduct business.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, and export controls and trade sanctions, could result in fines or criminal penalties if we expand our business abroad.

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

Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover.

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

Our results of operations could be impacted by unanticipated changes in tax provisions or exposure to additional income tax liabilities.

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

Limited or No Public Market for our securities.

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

We may be unable to list our stock on a national exchange, such as NASDAQ.

There has been a limited public market for our Common Stock. Although it is our intention to qualify for the trading of our Common Stock on a national exchange, we may not meet or maintain certain qualifying requirements. If we are unable to meet these requirements, we may be limited to trading conducted on the OTCQB Market.

The market price of our Common Stock may be volatile and could decline.

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

Sales of large numbers of shares could adversely affect the price of our Common Stock

Most of our Common Stock shares currently outstanding are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. All outstanding shares of Common Stock are or will be eligible for resale in the public markets at various times within the next six months with respect to affiliates, subject to compliance with the volume and manner of sale requirements of Rule 144 under the Securities Act of 1933, as amended, and with respect to all restricted securities held by affiliates.

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

As a former shell company, resales of shares of our restricted common stock in reliance on Rule 144 of the Securities Act are subject to the requirements of Rule 144(i).

We previously were a “shell company” and, as such, sales of our securities pursuant to Rule 144 under the Securities Act, cannot be made unless, among other things, at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports. Because, as a former shell company, the reporting requirements of Rule 144(i) will apply regardless of holding period, restrictive legends on certificates for shares of our common stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act. Because our unregistered securities cannot be sold pursuant to Rule 144 unless we continue to meet such requirements, any unregistered securities we issue will have limited liquidity unless we continue to comply with such requirements.

Exercise of warrants, and issuance of incentive stock grants may have a dilutive effective on our stock, and negatively impact the price of our Common Stock.

As of March 31, 2020, we had 8,504,372 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 966,494 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 4,641,745 shares of our Common Stock at an exercise price of $2.00 per share over the next three to five years; and (3) warrants to purchase 2,896,133 shares of Common Stock at an exercise price of $2.40 over the next five years.

As documented in Note 8 of the financial statements, the Company is to issue warrants to the holders of the convertible notes and placement agent. As of March 31, 2020, the key terms of the investor and placement agent warrants are still unknown such that there is still no grant of the warrants for accounting purposes. The Company will determine the fair value of the warrants at the time the key terms of the Warrants become known and the Warrants are issued.

In November 2017, the Board of Directors approved the 2017 Equity Incentive Plan, or (“the Plan”). Under the Plan, 485,000 shares of common stock were reserved and authorized to be issued. As of December 31, 2017, 200,000 shares of common stock were approved and issued under the Plan, and we recognized approximately $250,000 of related consulting expense. On January 10, 2018, 200,000 shares were awarded, and we recognized $330,000 of compensation expense. During the year ended March 31, 2020 there were no shares were awarded. There are 85,000 shares remaining to be issued under the Plan.

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

Resale of Common Stock

All of our outstanding shares of Common Stock and shares of our Common Stock that may be issued upon the exercise of our outstanding options and warrants may only be resold if they are registered pursuant to an effective registration statement under the Securities Act of 1933 or are resold pursuant to an applicable exemption and are qualified or exempt under the securities laws of the applicable states. We filed a registration statement under the Securities Act covering the resale of shares of Common Stock issued or underlying warrants sold by a private placement that closed in April 2018. This registration statement was declared effective by the Securities and Exchange Commission in September 2019. We agreed to file registration statements for our Convertible Promissory Note offering ending January 2019, our private placement offering ending in August 2019, and our Convertible Promissory Note offering ending January 2020. We filed a registration statement to register the Offerings ending August 2019 and January 2020 in March 2020 which was declared effective by the Securities and Exchange Commission on March 19, 2020. In the absence of this registration statement, such sale of such shares of our Common Stock could only be made under Rule 144.

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

Our management has concluded that we have material weaknesses in our internal controls over financial reporting and that our disclosure controls and procedures are not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the audit of our financial statements for the year ended March 31, 2020, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

In addition, our management has concluded that our disclosure controls and procedures were not effective due to the lack of segregation of duties. These material weaknesses, if not remediated, create an increased risk of misstatement of the Company’s financial results, which, if material, may require future restatement thereof. A failure to implement improved internal controls, or difficulties encountered in their implementation or execution, could cause future delays in our reporting obligations and could have a negative effect on us and the trading price of our common stock.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting.

We currently have deficiencies in our internal control structure that they consider to be “significant deficiencies” and may not be able to cure the deficiencies anytime in the near future. A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. We are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “SOX”), which requires our management to annually assess the effectiveness of our internal control over financial reporting.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of March 31, 2020, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the fiscal year ended March 31, 2020, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses. A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

Our intended business, operations and accounting are expected to be substantially more complex than they have been in the past. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we are unable to maintain the adequacy of our internal controls, as those standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Under SEC regulations adopted pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting with our Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, and (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective.

To achieve compliance with the applicable SEC regulations within the prescribed future period, we would be required to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. Despite our efforts, we can provide no assurance as to our conclusions with respect to the effectiveness of our internal control over financial reporting. There is a risk that we will be able to conclude that our internal controls over financial reporting are effective, as has been the case with a significant number of companies attempting to comply with these regulations for the first time. This could result in an adverse reaction in the financial markets resulting from a loss of confidence in the reliability of our financial statements.

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

Although our Common Stock is not currently a penny stock, it has been a penny stock in the past and may be considered a penny stock in the future.

The SEC has adopted a number of rules to regulate “penny stocks” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share, other than securities: (i) registered on certain national securities exchanges if current price and volume information with respect to transactions in such securities is provided by the exchange; (ii) quoted on the Nasdaq Stock Market if current price and volume information with respect to transactions in such securities is provided by the system; (iii) issued by an issuer that has net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if the issuer has been in continuous operation for less than three years; or (iv) issued by an issuer that has average revenue of at least $6,000,000 for the last three years. As of the date of our most recent audited financial statements reported on by an independent public accountant, we have net tangible assets in excess of $5,000,000. As such, our Common Stock is not a penny stock. Nonetheless, our Common Stock has in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our Common Stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Although our Common Stock is not currently a penny stock, no assurance can be given that our Common Stock will ever be listed on The Nasdaq Stock Market or any other exchange, or that our net tangible assets will continue to exceed $5,000,000 for the next year of operations or that our net tangible assets will exceed $2,000,000 thereafter such that our common stock will remain a non-penny stock.

Our certification of incorporation designates the Court of Chancery in the State of Delaware as the sole and exclusive forum for actions or proceedings that may be initiated by our stockholders, which could discourage claims or limit shareholders’ ability to make a claim against the Company, our directors, officers, and employees.

Our Amended and Restated Certificate of Incorporation states that unless the Corporation consents in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial) to bring (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) an action asserting a claim of break of fiduciary duty owed by any direction, officer, or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim against the Corporation, its directors, officers, or employees arising pursuant to any provision of the Delaware General Corporation Law or the Corporation’s certificate of incorporation or bylaws, or (iv) any action asserting a claim against the Corporation, its directors, officers, or employees governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction.

These exclusive forum provisions do not apply to claims under the Securities Act or the Exchange Act. The exclusive forum provision may discourage claims or limit shareholders’ ability to submit claims in a judicial forum that they find favorable and may create additional costs as a result. If a court were to determine the exclusive forum provision to be inapplicable and unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations.

ITEM 2. PROPERTIES

Our executive offices are located in Scottsdale, Arizona where we lease approximately 21,000 square feet under a month-to-month triple net lease for approximately $18,000 per month. This space houses our principal executive, administration, and marketing functions.

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

Please reference the Contingencies section of Note 3 of our Financial Statements for additional disclosure.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Information about our Common Stock is reported by OTC Markets Group, Inc. at www.otcmarkets.com. OTC Markets Group, Inc. is a provider of trading systems, pricing, and financial information for over the counter, or OTC, markets. OTC Markets Group, Inc. provides broker-dealers, market data providers, issuers and investors with software and information services that improve the transparency and efficiency of the OTC markets. Currently, our Common Stock trades under the symbol POWW. The table below sets forth the high and low prices of our Common Stock as reflected by OTC Markets Group, Inc. for the period from April 1, 2018 to March 31, 2020. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected. Prior to December 11, 2018, our common stock was traded on the OTC Pink Sheets Open Market which is not considered to be an established trading market. After December 11, 2018, our common stock has traded on the OTCQB Market.

Fiscal Year Ended	High	Low

March 31, 2019
First Quarter	$7.95	$4.75
Second Quarter	$6.09	$2.98
Third Quarter	$4.00	$1.50
Fourth Quarter	$4.26	$2.70

March 31, 2020
First Quarter	$3.10	$1.90
Second Quarter	$2.14	$1.55
Third Quarter	$1.68	$0.99
Fourth Quarter	$1.95	$1.05

On August 14, 2020, the closing stock price reported by OTC Markets Group, Inc. was $2.89, and an average daily volume of 72,990 shares of Common Stock was reported for the past 30 days.

(a) Common Stock

Prior to December 11, 2018, our Common Stock (“POWW”) was traded on the OTC Pink Sheets Open Market which is not considered to be an established trading market. After December 11, 2018, our common stock has traded on the OTCQB Market, under the symbol (“POWW”). There is currently no market for our warrants, and we cannot guarantee that a market for the warrants will develop.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

(b) Holders of Common Equity

As of August 14, 2020, a total of 47,622,920 shares of our Common Stock were outstanding and there were approximately 465 holders of record.

(c) Dividend Information

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

Equity Incentive Plan

In November 2017, the Board of Directors approved the 2017 Equity Incentive Plan, or the Plan. Under the Plan, 485,000 shares of the Common stock was reserved and authorized to be issued. At December 31, 2017, 200,000 shares of Common Stock were approved and issued under the Plan, and we recognized approximately $250,000 of related compensation expenses. On January 10, 2018, 200,000 shares were awarded, and we recognized $330,000 of compensation expense. There are 85,000 remaining to be issued.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

The following securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and Regulation D thereunder. The sale of these securities; did not involve any solicitation or advertisement, were for investment purposes only and not for resale, and did not include more than 35 non-accredited investors. The securities were issued with restrictions on the resale of the securities. From October 13, 2016 (Inception) through March 31, 2020, we issued and sold the following unregistered securities:

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

●

1,780,499 shares of common stock were issued to employees as compensation with values per share ranging from $1.00 to $3.28 for an aggregate compensation expense of $3,122,262 from July 1, 2017 through March 31, 2020. Additionally, employees received warrants to purchase 125,000 shares of common stock on March 31, 2018.

●	715,104 shares of common stock were issued for professional services at a price per share ranging from $1.00 to $3.15 totaling $830,925 from January 31, 2017 through March 31, 2020. In addition, the service providers received warrants to purchase 381,500 shares of common stock from September 30, 2017 to November 11, 2017. There were 107,500 warrants to purchase 107,500 shares of common stock were exercised from June 6, 2018 through June 15, 2018 at a price per share ranging from $0.50 to $2.50, for an aggregate purchase price of $104,375.

●	1,700,002 shares were issued to the shareholders of SW Kenetics, Inc. on October 5, 2018 at a price per share of $2.72 for the acquisition of SW Kenetics Inc. for a valuation of $4,624,005. These shares are subject to clawback provisions.

●	49,600 shares valued at $2.50 per share totaling $124,000 were repurchased by the Company and subsequently retired on December 20, 2018. The shares were originally issued as compensation for legal fees.

●	5,061,220 shares of common stock were issued to investors through a private placement offering with Paulson serving as placement agent. The shares were issued from December 27, 2018 to August 30, 2019 at a price per share of $2.00 for an aggregate value of $10,122,440. In addition, these investors received five-year warrants to purchase 2,530,610 shares of common stock at an exercise price of $2.40 per share (the “Paulson Investor Warrants”). Paulson agent collected a 12% cash commission of $1,1,63,608 based on the cash raised and a fee payable in warrants of 553,346 (the “Placement Agent Warrants”) equaling 12% of the total units sold. The Placement Agent Warrants are five-year warrants to purchase 553,610 shares of common stock at an exercise price of $2.00 per share and were issued from December 27, 2018 to August 30, 2019.

●	4,750,000 shares of the Common Stock was issued to Jagemann Stamping Company through our subsidiary Enlight Group II, LLC (d/b/a Jagemann Munition Components) in connection with the acquisition of the casing division of Jagemann Stamping Company on March 14, 2019. The shares were valued at a price per share of $2.00 each.

●	731,039 shares of Common Stock and Warrants to purchase 365,523 shares of Common Stock were issued to holders for the conversion of Convertible Promissory Notes of $1,410,000 and Accrued interest of $52,065 on March 29, 2019. Previously, on February 28, 2019, the Company notified the holders of Convertible Promissory Notes of an offer to convert their Notes and Accrued Interest into Common Stock at a conversion price of $2.00 per share and receive one-half warrant exercisable at $2.40 per share for five years in conjunction with each converted share. Additionally, on June 5, 2019, 127,291 shares of Common Stock were issued to the remaining holders for the conversion of their Convertible Promissory Notes of $300,000 and accrued interest of $18,226. The Company accrued $42,300 for a 3% cash conversion fee on the principal converted payable to the placement agent, Paulson Investment Company.

Subsequent to March 31, 2020, the Company issued 180,916 shares of Common Stock to employees as compensation with values per share ranging from $1.56 to $2.50 for a total value of $339,132. The Company sold 11,500 shares to employee for a total value of $14,375 or $1.25 per share. The Company issued 8,336 shares for services provided to the Company totaling $13,171 or $1.58 per share. Additionally, the Company issued 1,157,143 shares of its Common Stock for Cash to investors at $1.75 per share totaling $2,025,000.

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

Forward looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate,” or other similar words, or the negative thereof. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures and risk factors we included in the section titled Risk Factors contained herein.

In our filings with the Securities and Exchange Commission, references to “AMMO, Inc.”, “AMMO”, “the Company”, “we,” “us,” “our” and similar terms refer to AMMO, Inc. and its wholly owned operating subsidiaries AMMO Munitions, Inc., Enlight Group II, LLC d/b/a Jagemann Munition Components (“Jagemann Munition Components”), SNI, LLC and AMMO Technologies, Inc. (inactive).

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

The focus for our 2021 fiscal year is to continue to expand our brand presence into the markets identified above and to continue to grow our sales within our targeted markets. We intend to do this through establishing key strategic relationships, enrolling in government procurement programs, establishing relationships with leading law enforcement associations and programs, expanding distributor channels, and revitalized marketing campaigns.

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

Results of Operations

Our financial results for the year ended March 31, 2020 reflect our newly positioned organization. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider. Although we continue to focus on growing our top line revenue, and streamlining our operations, we did experience a decline in our gross profit margin for the year ended March 31, 2020. This was the result of a significant increase in depreciation and amortization expenses related to the addition of assets from the acquisition of Jagemann Stamping Company’s ammunition casing, projectile manufacturing, and sales operations (“Jagemann Casings”), sales of products that carry lower margins, as well as increases to costs of raw materials and overhead.

The following table presents summarized financial information taken from our consolidated statements of operations for the year ended March 31, 2020 compared with the year ended March 31, 2019:

	For the Year Ended
	March 31, 2020	March 31, 2019

Net Sales	$14,780,365	$4,565,652
Cost of Products Sold	18,455,904	4,795,346
Gross Margin	(3,675,539)	(229,694)
Sales, General & Administrative Expenses	10,161,954	8,750,964
Loss from Operations	(13,837,493)	(8,980,658)
Other income (expense)
Other income (expense)	(719,187)	(2,728,754)
Loss before provision for income taxes	$(14,556,680)	$(11,709,412)
Provision for income taxes		-
Net Loss	$(14,556,680)	$(11,709,412)

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

Adjusted EBITDA

	For the	For the
	Year Ended	Year Ended
	March 31, 2020	March 31, 2019

Reconciliation of GAAP net income to Adjusted EBITDA
Net (Loss)	$(14,556,680)	$(11,709,412)
Depreciation and amortization	4,455,962	599,863
Interest expense, net	719,187	610,600
Employee stock awards	901,526	1,172,974
Stock grants	534,929	703,030
Stock for services	352,300	22,350
Contingent consideration fair value	(190,377)	-
Stock and warrants for promissory note conversion	-	358,000
Purchase of Jagemann Munition Components	-	2,118,154
Adjusted EBITDA	$(7,783,153)	$(6,124,441)

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

Adjusted EBITDA as a non-GAAP financial measure also excludes other cash interest income and expense, and contingent consideration fair value adjustments, as these items are not components of our core operations. We have not included adjustment for any provision or benefit for income taxes as we currently record a valuation allowance.

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the periods ended March 31, 2020 and March 31, 2019. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™, One Precise Shot (OPS), Night Ops, Jeff Rann, and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries much lower gross margins.

	For the Year Ended
	March 31, 2020	March 31, 2019
Proprietary Ammunition	$3,029,911	$2,585,768
Standard Ammunition	3,561,285	1,399,806
Ammunition Casings	8,189,169	580,078
Total Sales	$14,780,365	$4,565,652

Sales for the year ended March 31, 2020 increased 224% or $10,214,713, over the year ended March 31, 2019. This increase was the result of $7,609,091 of sales from our recently acquired casing operations, coupled with $2,161,479 of respective increased sales in bulk pistol and rifle ammunition, summarized in Standard Ammunition above and an increase of $444,143 of respective sales of Proprietary Ammunition. Management expects the sales of Proprietary Ammunition to outpace the sales of our Standard Ammunition.

We are focused on continuing to grow top line revenue quarter-over-quarter as we continue to further expand distribution into commercial markets, introduce new product lines, and initiate sales to U.S. law enforcement, military, and international markets.

We added ammunition casings to our product offerings at March 15, 2019 and expect the ammunition casing sales to continue to be a significant part of our sales moving forward.

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

Sales outside of the United States require licenses and approval from either the U.S. Department of Commerce or the U.S. State Department, which typically takes approximately 30 days to receive. On April 16, 2019, we received renewal for our registration with the International Traffic in Arms Regulations (ITAR), which remains valid through the report date. This permits the Company to export and broker ammunition and other controlled items covered under ITAR.

Cost of Goods Sold

Cost of goods sold increased by approximately $13.7 million from $4.8 million to $18.5 million, respectively for the year ended March 31, 2020 compared with the year ended March 31, 2019. This was the result of a significant increase to non-cash depreciation related to our newly acquired casing operations, expensing of increased labor, overhead, and raw materials used to produce finished product during 2020 as compared to 2019. Although sales increased, when comparing the year ended March 31, 2020 to the year ended March 31, 2019, they did not meet management’s expectations and did not allow us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense. As a percentage of sales, cost of goods sold increased by 18.9% when comparing the year ended March 31, 2020 to the year ended March 31, 2019.

Gross Margin

Our gross margin percentage decreased to -24.9% from -5.0% during the year ended March 31, 2020 as compared to the same period in 2019. This was a result of the increased non-cash depreciation related to our recently acquired casing operations and a level of sales that did not allow us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense.

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

Operating Expenses

Overall, for the year ended March 31, 2020, our operating expenses increased by approximately $1.4 million over the year ended March 31, 2019, but decreased as a percentage of sales from 191.7% for the year ended March 31, 2019 to 68.8% for the year ended March 31, 2020. This increase in expenses was the result of non-cash amortization expense of $1.6 million for the year ended March 31, 2020. Additionally, the increase was related to the expansion our sales and support team, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, board members, and key consultants for the organization during the period, and trade show and marketing costs associated with introducing our new lines of ammunition. Operating expenses for the years ended March 31, 2020 and 2019 periods included noncash stock compensation of approximately $1.6 million and $1.9 million, respectively. We also experienced increases as a result of new investor and public relations programs, and professional fees associated with our acquisition activity, our public filings, and our efforts to uplist the Company from the OTC to a national exchange. We expect to see administrative expenditures decrease as a percentage of sales in the 2021 fiscal year, as we leverage our work force and expand our sales opportunities.

During the year ended March 31, 2020, our selling and marketing expenses decreased by approximately $250,000. The decrease was related to efficiencies in our marketing expenses.

Our corporate general & administrative expenses increased approximately $258,000 in the current period from the prior year mainly due to increased professional and legal fees, which included noncash stock compensation of $352,000 and a decrease related to a noncash fair value adjustment to Contingent Consideration of approximately $190,000.

Employee salaries and related expenses decreased approximately $243,000 for the year ended March 31, 2020 compared to the comparable period ended in 2019. This was a result of decreased expenses related to employee stock compensation of approximately $440,000, which was offset with an increase other payroll related expenses of $197,000.

Depreciation and amortization expenses increased approximately $1.0 million from the period due to amortization expenses in connection with our newly acquired subsidiary, Jagemann Munition Components.

Interest and Other Expenses

For the year ended March 31, 2020, interest expenses increased by approximately $109,000 compared with the comparable year ended March 31, 2019. The change from the prior period was mainly due to approximately $352,000 of accrued to interest expense in connection with related party note payables for the year ended March 31, 2020, approximately $179,000 of interest expense recognized for our Factoring Liability, and a decrease of interest expense and debt discount amortization related to Convertible Promissory notes of approximately $455,000. Interest expense for the year ended March 31, 2020 included $121,000 of non-cash debt discount amortization related to the Convertible Promissory Notes in comparison to debt discount amortization of $151,856 and noncash interest expense of $424,091 for the year ended March 31, 2019.

We recognized a loss on the purchase of Jagemann Munition Components of $2,118,154 for the year ending March 31, 2019.

Net Loss

As a result of higher production, selling, and payroll expenses, we ended the year ended March 31, 2020 with respective net losses of approximately $14.6 million compared with respective net losses of approximately $11.7 million for the year ended March 31, 2019.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of March 31, 2020, we had $884,274 of cash and cash equivalents, a decrease of $1,296,972 from March 31, 2019.

Working Capital is summarized and compared as follows:

	March 31, 2020	March 31, 2019
Current assets	$9,157,110	$8,626,870
Current liabilities	12,225,609	4,482,375
	$(3,068,499)	$4,144,495

Changes in cash flows are summarized as follows:

Operating Activities

For the year ended March 31, 2020, net cash used in operations totaled $5,359,435. This was primarily the result of a net loss of $14,556,680, increases in our period end accounts receivable of $1,679,887, which was offset by increases in accounts payable and accrued liabilities of $3,277,010 and $1,106,411. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of $4,455,962, employee stock compensation of $901,526, stock issued for services of $352,200, stock grants totaling $534,929, and an increase related to an adjustment to the fair value of contingent consideration of $190,377.

For the year ended March 31, 2019, net cash used in operations totaled $7,294,007 This was the result of a net loss of $11,709,412 and increases in our inventory of $2,367,591 and accounts receivable of $131,113. The cash used in operations was partially offset by non-cash items and changes in operating assets and liabilities, which included, a loss recorded on the purchase of Jagemann Casings of $2,118,154 stock issued for compensation of $1,172,974, stock grants of $703,030, a $1,483,168 increase in accounts payable and accrued liabilities, a $215,489 increase in our prepaid expenses, a $106,320 increase in allowance for doubtful accounts, depreciation and amortization of $599,863, and warrants for the conversion of promissory notes valued at $358,800.

Investing Activities

During the year ended March 31, 2020, we used $462,385 in net cash for investing activities compared with $9,541,907 for the comparable period in 2019. The $462,385 of cash used to purchase fixed assets such as new production equipment and to acquire end cap displays for the sale of our product at retailers.

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

Financing Activities

We financed our operations primarily from the issuance of equity instruments. During the year ended March 31, 2020, net cash provided by financing activities was $4,524,848. This was the net effect of $2,465,540 generated from the sale of Common Stock, net of cash payments of $285,981 in conjunction with the Unit offerings. We issued $2,500,000 in Convertible Promissory Notes, net of $329,000 of issuance costs. Additionally, $9,747,281 was generated from accounts receivable factoring, which was offset by payments of $7,741,302. There was $819,731 of cash was generated from the issuance of a related party note payable, These increases to our financing activities were offset by payment of $1,885,000 on the related party notes payable, $466,421 toward our insurance premium note payable and a $300,000 payment of our Contingent Consideration Payable.

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

Liquidity and Capital Resources

Existing working capital, cash flow from operations, bank borrowings, and sales of equity and debt securities are expected to be adequate to fund our operations over the next year. Generally, we have financed operations to date through the proceeds of stock sales, bank financings, and related-party notes.

We adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Accordingly, management has concluded that we do not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, we concluded there was substantial doubt about the Company’s ability to continue as a going concern.

To fund further operations, we will need to raise additional capital. We may obtain additional financing in the future through conventional financing relationships and through the continued sales of our Common Stock. Our ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, we will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition and our ability to achieve its strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all.

Contractual Obligations

The Company’s contractual obligations by maturity as of March 31, 2020 are as follows:

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 years
Operating Leases	$3,421,758	$740,715	$1,351,419	$935,496	$394,128
Related Party Note Payable (1)	6,420,005	1,230,719	5,189,286	-	-
Contingent Consideration Payable (2)	900,000	-	900,000	-	-
	$10,741,763	$1,971,434	$7,440,705	$935,496	$394,128

(1) Related Party Note Payable includes interest expenses of approximately $616,265.

(2) Contingent consideration is to be paid upon achievement of specific milestones. The date of payment included herein is based upon management estimates.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

Use of Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, intangible assets, and stock-based compensation.

Inventory

We state inventories at the lower of cost and net realizable value. We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead. We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories. These provisions are based on our best estimates. At March 31, 2020, and March 31, 2019, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

The Company only applies the five-step model when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Our contracts contain a single performance obligation and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product. In the current period, the Company began accepting contract liabilities or Unearned Revenue. We included Unearned Revenue in our accrued liabilities. The Company will recognize revenue when the performance obligation is met.

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the year ended March 31, 2020 and 2019, we recognized $643,735 and $327,497, respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of March 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable, and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes

We follow ASC subtopic 740-10, “Accounting for Income Taxes” for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggest that is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financials are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 22, 2020, AMMO, Inc. (the “Company”) dismissed KWCO, PC (“KWCO”) as the Company’s independent registered public accounting firm. The decision to change accountants was approved by the Company’s Audit Committee and Board of Directors.

KWCO reports on the Company’s consolidated financial statements for the past two fiscal periods did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal periods and through April 22, 2020, there were (i) no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such periods, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The Company provided KWCO with a copy of the disclosures it is making in this Form 8-K and requested that KWCO furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made herein. A copy of KWCO’s letter dated April 28, 2020, was filed as Exhibit 16.1 to our Form 8-K on April 28, 2020.

Effective April 22, 2020, the Company, upon approval of the Audit Committee and Board of Directors, engaged Marcum LLP (“Marcum”) as the Company’s new independent registered public accounting firm. The decision to change accountants was approved by the Company’s Audit Committee and Board of Directors.

Prior to April 22, 2020, the Company did not consult with Marcum regarding (i) the application of accounting principles to specified transactions, the type of audit opinion that might be rendered on the Company’s financial statements, and neither written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (ii) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

As of March 31, 2020, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

a) Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2020.

During the year ended March 31, 2020, management identified the following weaknesses, which were deemed to be material weaknesses in internal control over financial reporting. Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties (ii) ineffective corporative governance controls (iii) controls that may not be adequately designed or operating effectively and (iv) ineffective or delayed communication of certain contracts entered into in the ordinary course of business, whether written or oral.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended March 31, 2020 that were not filed.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers and Term of Office

The following table sets forth the names and ages of our current directors and executive officers. Our Board of Directors appoints our executive officers. Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the Board of Directors.

Name	Age	Position
Fred W. Wagenhals 7681 E. Gray Road Scottsdale, AZ 85260	79	Chairman of the Board, Chief Executive Officer and President

Robert D. Wiley	28	Chief Financial Officer
7681 E. Gray Road
Scottsdale, AZ 85260

Steve Hilko	65	Chief Operating Officer
7681 E. Gray Road
Scottsdale, AZ 85260

Randy Luth	66	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Harry S. Markley	57	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Russell William Wallace, Jr.	63	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Robert J. Goodmanson	65	Director
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

Robert D. Wiley has been the Chief Financial Officer of our company since January 2019. Mr. Wiley has served as the Controller of the Company since May 2018 and was responsible for our accounting department, including external financing reporting, compliance, accounting policy, and tax accounting. Previously, Mr. Wiley was a Certified Public Accountant at Moss Adams, LLP from June 2015 through April 2018. Mr. Wiley earned his Master of Taxation at Arizona State University. Mr. Wiley also received a Bachelor of Science degree in Accounting from Arizona State University. Mr. Wiley is a Certified Public Accountant licensed in the state of Arizona.

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

Russell William “Rusty” Wallace, Jr. has been a director of our company since June 2017. Mr. Wallace is the principal shareholder of the Rusty Wallace Automotive Group, a group of eight automotive dealerships located in Eastern Tennessee, and owns Rusty Wallace Racing, which has fielded entrees in the NASCAR Cup Series. Mr. Wallace competed in NASCAR races for more than 16 years and had 55 victories prior to his retirement in 2005. Mr. Wallace serves as an analyst for ABC and ESPN. He is a member of the NASCAR Hall of Fame, the International Motorsports, Hall of Fame, the Motorsports Press Association Hall of Fame, and the Motorsports Hall of Fame of America.

Family Relationships

There are no family relationships among our directors and executive officers. The Company’s Executive Vice President is the son of our Chief Executive Officer, Fred Wagenhals.

Director Independence and Corporate Governance Matters

Our Board of Directors will periodically review relationships that directors have with the Company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from the Company, are not an affiliated person of the Company or its subsidiaries (e.g., an officer or a greater-than-ten-percent stockholder) and are independent within the meaning of applicable laws, regulations and the Nasdaq listing rules. In this latter regard, the Board of Directors will use the Nasdaq listing rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of its directors are independent, solely in order to comply with applicable SEC disclosure rules. However, this is for disclosure purposes only. It should be understood that, as a corporation whose shares are not listed for trading on any securities exchange, our Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Robert J. Goodmanson, Randy Luth, Harry S. Markley, and Russell W. Wallace Jr. are independent directors, as “independence” is defined by the listing standards of the Nasdaq Stock Exchange, or Nasdaq, and by the Securities and Exchange Commission, or SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Fred Wagenhals is not “independent” as defined by the listing standards, as he are employed by us and serves as an employee director.

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

The Audit Committee currently consists of Robert J. Goodmanson, Randy Luth, and Russell W. Wallace Jr. Robert J. Goodmanson, whose background is detailed in the director biographies on the prior page, qualifies as the “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Goodmanson serves as Chair of the Audit Committee.

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

Board and Committee Meetings

Our Board of Directors held six formal boarding meetings and three formal Audit Committee meetings during year ended March 31, 2020. Our Board of Directors held four formal Board of Directors meetings and four formal Audit Committee meetings, and no other formal Committee Meetings during the year ended March 31, 2019.

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

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the Company’s knowledge, based solely on a review of reports furnished to it, all of the Company’s officers, directors and ten percent holders have made the required filings.

Legal Proceedings

During the past ten years, none of our current directors or executive officers has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

●	subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended March 31, 2020, and March 31, 2019, information with respect to compensation for services in all capacities to us and our subsidiaries earned by the Company’s Chief Executive Officer and all other executive officers of the Company and any employee of the Company whose cash compensation exceeded $100,000. We refer to these executive officers as our “named executive officers.”

Name and Principal Position	Period Ended	Salary (1)	Bonus (1)	Stock Awards (2)	Option Awards (2)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (3)	Total
Fred W. Wagenhals
President, Chief Executive Officer,	3/31/2020	$120,000	$0	$180,000	$0	$0	$0	$0	$300,000
and Director	3/31/2019	$120,000	$0	$156,375	$0	$0	$0	$0	$276,375

Steve Hilko (4)
Chief Operating Officer	3/31/2020	$120,000	$0	$0	$0	$0	$0	$0	$120,000
	3/31/2019	$120,000	$0	$0	$0	$0	$0	$0	$120,000

Robert D. Wiley(5)
Chief Financial Officer	3/31/2020	$103,333	$0	$86,794	$0	$0	$0	$0	$190,127
	3/31/2019	$77,917	$0	$76,395	$0	$0	$0	$0	$154,312

(1) The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2) The amounts in this column reflect the aggregate grant date fair value of options awards granted to our named executive officers during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. Stock Compensation . The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in this Annual Report on Form 10-K. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3) The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation.

(4) Mr. Hilko assumed his position in March 2017.

(5) Mr. Wiley assumed his position in January 2019.

Consulting Agreements, Employment Agreements and Other Arrangements

As of March 31, 2020, other than the foregoing as set forth in the Notes to Summary Compensation Table, the Company has no agreement that provides for payment to executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in any executive officer’s responsibilities following a change in control.

Director Compensation

The following table sets forth, for the year ended March 31, 2020, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our directors, who are not officers, who served during the year ended March 31, 2020.

Name and Principal Position	Fees Earned or Paid In Cash (1)	Stock Awards (2)	Option Awards (2)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (3)	Total
Robert J. Goodmanson (4)	$0	$80,000	$0	$0	$0	$0	$80,000
Russell William Wallace Jr.	$0	$80,000	$0	$0	$0	$0	$80,000
Randy Luth	$0	$80,000	$0	$0	$0	$0	$80,000
Harry Markley	$0	$80,000	$0	$0	$0	$0	$80,000
Dan O’Connor (5)	$0	$90,000	$0	$0	$0	$0	$90,000
Tom Jagemann (6)	$0	$20,000	$0	$0	$0	$0	$20,000
Kathy Hanrahan (7)	$0	$0	$0	$0	$0	$0	$0

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

(3) We do not currently pay cash compensation for services of our directors. Instead we make an annual grant to each director of 40,000 shares of our Common Stock. We reimburse all officers and directors for reasonable and necessary expenses incurred in their capacities as such. The named directors do not participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation.

(4) Mr. Goodmanson was appointed as a member of the Board of Directors in through an action by written consent of shareholders on May 23, 2019.

(5) Mr. O’Connor resigned as a member of the Board of Directors on November 10, 2019.

(6) Mr. Jagemann resigned as a member of the Board of Directors on September 19, 2019.

(7) Ms. Hanrahan was removed as a member of the Board of Directors in through an action by written consent of shareholders on May 23, 2019.

Outstanding Equity Awards at Fiscal Year-end

As of March 31, 2020 and March 31, 2019, there were no outstanding stock options or restricted stock units. During the years ended March 31, 2020 and March 31, 2019, we did not grant any restricted stock units or stock options but granted restricted stock to directors, officers, and others who provided services to our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 14, 2020, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o AMMO, Inc., 7681 East Gray Road, Scottsdale, Arizona 85260.

Applicable percentage ownership is based on 47,622,920 shares of Common Stock outstanding as of August 14, 2020. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of August 14, 2020.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class (1)
Named Executive Officers and Directors
Fred W. Wagenhals (2)	7,459,200	15.66%
Robert D. Wiley	—	—
Steve Hilko	250,000	*
Randy Luth (3)	425,000	*
Harry S. Markley	90,000	*
Russell William Wallace, Jr.	310,000	*
Robert J. Goodmanson	50,000	*
All directors and officers as a group (9 persons)
5% or greater shareholders	8,584,200	18.03%
Jagemann Stamping Company
5757 W. Custer St., Manitowoc, WI 54220	4,750,000	9.97%
Total	13,334,200	28.00%

* Less than 1%

(1) Based on 47,622,920 shares of Common Stock outstanding as of August 14, 2020.

(2) Mr. Wagenhals owns a total of 7,459,200 shares of common stock, 7,009,200 shares are held directly and 450,000 indirectly as follows:150,000 by the Fred W. Wagenhals Trust and 300,000 by spouse

(3) Mr. Luth owns 250,000 shares directly and 175,000 indirectly through the Randy E Luth Revocable Trust

Changes in Control

Our principal stockholder owns 7,459,200 shares, or 15.66% of our outstanding Common Stock. The principal stockholder serves as an officer and director. They exercise significance influence over the control of our Company and may be able to cause or prevent a change in control.

Equity Incentive Plan

In November 2017, the Board of Directors approved the 2017 Equity Incentive Plan, or the Plan. Under the Plan, 485,000 shares of our company’s Common Stock was reserved and authorized to be issued. At December 31, 2017, 200,000 shares of Common Stock were approved and issued under the Plan, and we recognized approximately $250,000 of related compensation expenses. On January 10, 2018, 200,000 shares were awarded, and we recognized $330,000 of compensation expense. There are 85,000 shares remaining to be issued under the plan at March 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Fred Wagenhals is not an independent director because he is also an executive officer of the Company. According to the NASDAQ definition, Randy Luth, Harry Markley, Robert Goodmanson, and Russell William Wallace Jr. are each independent directors. All current directors are or may become in the future shareholders of the Company.

Related Party Transactions

From October 2016 through December 2018, our executive offices were located in Scottsdale, Arizona where we leased approximately 5,000 square feet under a month-to-month triple net lease for $3,800 per month. This space housed our principal executive, administration, and marketing functions. Our Chairman, President, and Chief Executive Officer owned the building in which these offices are currently leased. For the year ended March 31, 2020 and 2019, the Company paid $21,800 and $53,013, respectively in rent for these offices.

During the year ended March 31, 2020, we paid $184,575 in service fees to an independent contractor, $6,500 in consulting fees to our Previous Chief Financial Officer, and 60,000 shares in the aggregate to its Advisory Committee members for service for a total value of $113,000. Additionally, at March 31, 2020, the Company had a receivable of approximately, $14,700 from its previous Chief Financial Officer. During the year ended March 31, 2019, we paid approximately $168,000 in consulting fees.

In connection with the acquisition of the casing division of Jagemann Stamping Company, a promissory note was executed. The promissory note, under which $500,000 was paid on March 25, 2019 using funds raised for the acquisition, had a remaining balance at March 31, 2019 of $9,900,000. On April 30, 2019, the original due date of the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly until October 1, 2019 when the interest rate increases to 9% per annum payable monthly until principal and accrued interest are paid in full. In May of 2019, the Company paid $1,500,000 on the balance of the note. As of March 31, 2020 and March 31, 2019, we accrued interest of $352,157 and $22,196, respectively, related to the note.

In October of 2019, it was made apparent that certain equipment that was agreed to be delivered free and clear by the Seller was not achievable as Seller was not able to purchase equipment that Seller had leased. Accordingly, the remaining value of the promissory note was reduced by $2,596,200. As a result of the change to the purchase price of the transaction, the Company reduced Equipment for a net value of $1,871,306, decreased Other Intangible Assets by $766,068, increased Accounts Receivable by $31,924, and recorded an increase to Deposits for $9,250 worth of equipment that the Company agreed to transfer back to Seller. Consequently, accumulated amortization has decreased by $159,530. Additionally, the Company entered into a lease to gain possession of the assets that were originally to be transferred. Subsequent to March 31, 2020, the Company, Enlight and JSC entered into a Settlement Agreement pursuant to which the parties mutually agreed to settle all disputes and mutually release each other from liabilities related to the Amended APA occurring prior to June 26, 2020. Pursuant to the Settlement Agreement, the Company shall pay JSC $1,269,977 and shall provide JSC with: (i) two new promissory notes, a note of $5,803,800 related to the Seller Note and note of $2,635,797 for inventory and services, both with a maturity date of August 15, 2021, (ii) general business security agreements granting JSC a security interest in all personal property of the Company. Pursuant to the Notes, the Company is obligated to make monthly payments totaling $204,295 to JSC. In addition, the Notes have a mandatory prepayment provision that comes into effect if the Company conducts a publicly registered offering. Pursuant to such provision, the Company: (a) upon the closing of an Offering of less than $10,000,000 would be obligated to pay the lesser of ninety percent (90%) of the Offering proceeds or seventy (70%) of the then aggregate outstanding balance of the Notes; and (b) upon the closing of an Offering of more than $10,000,000 would be obligated to pay one hundred percent (100%) of the then aggregate outstanding balance of the Notes. The Company was granted an option to repurchase up to 1,000,000 of the shares of the Company’s common stock issued to JSC under the Amended APA at a price of $1.50 per share through April 1, 2021 so long as there are no defaults under the Settlement Agreement.

Through the Administrative and Management Services Agreement the Company with Jagemann Stamping Company, the Company purchased approximately $1.9M in Inventory, incurred $394,128 of rent expenses, and incurred $153,604 of expenses related to support costs such as engineering and maintenance, among others, for the year ended March 31, 2020.

On May 3, 2019, the Company entered into a promissory note of $375,000 with a shareholder of the Company. The original interest rate was the applicable LIBOR Rate. The promissory note has since been amended and the balance at March 31, 2020 was $278,195. The note’s original a maturity date of August 3, 2019 was extended to September 18, 2020. The amended note bears interest at 1.25% per month. The Company made $315,000 in principal payments in the year ended March 31, 2020. We have accrued interest on the note of $9,080. Subsequent to March 31, 2020, the related party note and accrued interest was paid in full.

In December of 2019, the Company entered into a Promissory Note of $90,000 with Fred Wagenhals, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Note originally matured on June 12, 2020 and had an interest rate at the applicable LIBOR Rate. The promissory note has since been amended and the balance at March 31, 2020 was $156,536 and the amended maturity date is September 18, 2020. The Company made $70,000 in principal payments in the year ended March 31, 2020. The amended note bears interest at 1.25% per month. We have accrued interest on the note of $1,287. Subsequent to March 31, 2020, the related party note and accrued interest was paid in full.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

 With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

●	Disclosing such transactions in reports where required;

●	Disclosing in any and all filings with the SEC, where required;

●	Obtaining disinterested directors consent; and

●	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 22, 2020, the Audit Committee engaged Marcum LLP to complete an annual audit of the Company’s financial statements for the fiscal year ended March 31, 2020. Marcum did not perform any services prior to April 22, 2020. The Company’s previous auditor KWCO, PC who perform an annual audit of the Company’s financial statements for the fiscal year ended March 31, 2019, three months ended March 31, 2018 and the years ended December 31, 2017, was dismissed on April 22, 2020. The following is the breakdown of aggregate fees for the last two fiscal years. The following is the breakdown of aggregate fees paid for the last two fiscal years:

The following table sets forth fees billed by our principal accounting firm Marcum LLP for year ended March 31, 2020, and by former auditor KWCO, PC in the year ended March 31, 2019:

	2020	2019
Audit Fees	$216,422	$133,292
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$216,422	$133,292

It is our policy to engage the principal accounting firm to conduct the financial audit for our company and to confirm prior to such engagement, that such principal accounting firm is independent of our company when required by SEC rules and regulations. All services of the principal accounting firm reflected above were approved by the Board of Directors.

- “Audit Fees” are fees paid for professional services for the audit of our financial statements.

- “Audit-Related fees” are fees paid for professional services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

- “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

- “All other fees” related to the reviews of Registration Statements on Form S-1

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

		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger to Redomicile dated December 30, 2016 (Corrected Version) changing our status to Delaware	S-1/A	2.1	12/14/2018
2.2	Articles of Merger dated December 30, 2016 filed with the California Secretary of State	8-K	3.01	02/09/2017
2.3	Certificate of Merger dated December 21, 2016 filed with the California Secretary of State	8-K	3.02	02/09/2017
2.4	Share Exchange Agreement dated March 17, 2017	8-K	10.1	03/23/2017
2.5	Agreement and Plan of Merger with SW KENETICS INC.	8-K	2.1	10/04/2018
2.6	Amended and Restated Asset Purchase Agreement dated March 14, 2019	8-K	2.1	03/18/2019
3.1	Certificate of Incorporation (Amended and Restated) filed with the Delaware Secretary of State on October 24, 2018	8-K	3.1	10/26/2018
3.2	Bylaws	8-K	3.03	02/09/2017
4.1	Form of Warrant dated January 25, 2017	S-1	4.1	07/06/2018
4.2	Form of Warrant dated January 3, 2018	S-1	4.2	07/06/2018
4.3	Form of Purchase Warrant with Paulson Investment Company, LLC dated April 20, 2018	S-1	4.3	07/06/2018
4.4	Form of Warrant dated December 28, 2018	10-K	4.4	07/01/2019
4.5	Form of Certificate of Common Stock	S-1/A	4.4	10/16/2018
4.6	Form of Gunnar Convertible Promissory Note, issued January 2020	10-Q	10.2	02/13/2020
4.7	Form of Gunnar Investor Warrant, issued January 2020	10-Q	10.3	02/13/2020
10.1	License Agreement with Jesse James	S-1	10.1	07/06/2018
10.2	License Agreement with Jeff Rann	S-1	10.2	07/06/2018
10.3	License Agreement with University of Louisiana at Lafayette	S-1/A	10.3	10/16/2018
10.4	Note Purchase and Sale Agreement with Western Alliance Bank	S-1/A	10.4	10/16/2018
10.5	Note Purchase and Sale Agreement with Mansfield, LLC	S-1/A	10.5	10/16/2018
10.6	Form of Subscription Agreement for Gunnar Offering	10-Q	10.1	02/13/2020
10.7	Compilation of Settlement Agreement and Promissory Notes with Jagemann Stamping Company dated June 26, 2020				X
14.1	Code of Business Ethics	S-1/A	14.0	10/16/2018
14.2	Code of Conduct	S-1/A	14.1	10/16/2018
23.1	Consent of Marcum, LLP Independent Registered Account Firm Relating to Consolidated Financial Statements of the Company for the year ended March 31, 2020				X
23.2	Consent of KWCO, PC Independent Registered Account Firm Relating to Consolidated Financial Statements of the Company for the year ended March 31, 2019				X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert D. Wiley
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert D. Wiley

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: August 19, 2020	By:	Fred W. Wagenhals, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

AMMO, INC.

/s/ Robert D. Wiley
Dated: August 19, 2020	By:	Robert D. Wiley, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Fred W. Wagenhals	Chief Executive Officer, Director	August 19, 2020
Fred W. Wagenhals

/s/ Robert J. Goodmanson	Director	August 19, 2020
Robert J. Goodmanson

/s/ Rusty Wallace Jr.	Director	August 19, 2020
Rusty Wallace

/s/ Randy Luth	Director	August 19, 2020
Randy Luth

/s/ Harry Markley	Director	August 19, 2020
Harry Markley

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AMMO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMMO, Inc. and Subsidiaries (the “Company”) as of March 31, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Adoption of New Accounting Standards

ASU No. 2016-02

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

/s/ Marcum llp
Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
August 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ammo, Inc. Scottsdale, Arizona 85260

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheet of Ammo, Inc. (the Company) as of March 31, 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2019, and the consolidated results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KWCO, PC
KWCO, PC

We have served as the Company’s auditor since 2016.

Odessa, Texas

June 28, 2019

Ammo, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	March 31, 2019

ASSETS
Current Assets:
Cash	$884,274	$2,181,246
Accounts receivable, net of allowance for doubtful account of $62,248 at March 31, 2020 and $129,365 at March 31, 2019	3,004,839	1,225,911
Due from related parties	15,807	19,565
Inventories, at lower of cost or net realizable value, principally average cost method	4,408,073	4,772,597
Prepaid expenses	844,117	427,551
Total Current Assets	9,157,110	8,626,870

Equipment, net of accumulated depreciation of $3,060,681 at March 31, 2020 and $516,144 at March 31, 2019	18,046,329	21,999,787

Other Assets:
Deposits	216,571	29,034
Licensing agreements, net of accumulated amortization of $158,333 at March 31, 2020 and $108,833 at March 31, 2019	91,667	141,667
Patents, net of accumulated amortization of $561,096 at March 31, 2020 and $134,701 at March 31, 2019	6,512,909	6,939,304
Other Intangible Assets, net of accumulated amortization of $1,496,833 at March 31, 2020 and $61,803 at March 31, 2019	3,649,404	5,850,502
Right of Use Assets - Operating Leases	3,431,746	-
TOTAL ASSETS	$41,105,736	$43,587,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,197,354	$1,920,344
Factoring liability	2,005,979	-
Accrued liabilities	1,619,619	531,434
Note payable related party	434,731	-
Insurance premium note payable	329,724	230,597
Current portion of operating lease liability	375,813	-
Convertible promissory notes, net of $237,611 of note issuance cost at March 31, 2020	2,262,389
Current portion of note payable related party	-	1,500,000
Current portion of contingent consideration payable	-	300,000
Total Current Liabilities	12,225,609	4,482,375

Long-term Liabilities:
Convertible promissory notes, net of $24,144 of note issuance costs at March 31, 2019	-	275,856
Contingent consideration payable, net of current portion	709,623	900,000
Note payable related party	5,803,800	8,400,000
Operating Lease Liability, net of current portion	3,107,911	-
Total Liabilities	21,846,943	14,058,231

Shareholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized 46,204,139 at March 31, 2020 and 44,013,075 shares issued and outstanding at March 31, 2019, respectively	46,204	44,013
Additional paid-in capital	53,219,834	48,935,485
Accumulated Deficit	(34,007,245)	(19,450,565)
Total Shareholders’ Equity	19,258,793	29,528,933
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,105,736	$43,587,164

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2020	2019

Net Sales
Ammunition Sales	$6,591,196	$3,985,574
Casing Sales	8,189,169	580,078
	14,780,365	4,565,652
Cost of Goods Sold, for the years ended March 31, 2020 and 2019 includes depreciation and amortization of $2,856,471, and $506,159, respectively, and federal excise taxes of $643,735, and $406,255, respectively	18,455,904	4,795,346
Gross Margin	(3,675,539)	(229,694)

Operating Expenses
Selling and marketing	1,192,010	1,414,399
Corporate general and administrative	3,731,913	3,385,096
Employee salaries and related expenses	3,638,540	3,855,167
Depreciation and amortization expense	1,599,491	96,302
Total operating expenses	10,161,954	8,750,964
Loss from Operations	(13,837,493)	(8,980,658)

Other Expenses
Purchase of Jagemann Munition Components	-	(2,118,154)
Interest income/(expense)	(719,187)	(610,600)
Total other expenses	(719,187)	(2,728,754)

Loss before Income Taxes	(14,556,680)	(11,709,412)

Provision for Income Taxes	-	-

Net Loss	$(14,556,680)	$(11,709,412)

Loss per share
Basic and fully diluted:
Weighted average number of shares outstanding	45,607,937	33,601,569
Loss per share	$(0.32)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares		Additional Paid-In	Accumulated
	Number	Par Value	Capital	(Deficit)	Total

Balance as of March 31, 2018	28,394,503	$28,394	$17,264,888	$(7,741,153)	$9,552,129

Common stock issued for cash	5,796,336	5,797	10,898,133	-	10,903,930
Common stock issued for exercised warrants	1,972,800	1,973	4,765,652	-	4,767,625
Common stock issued for cashless warrant exercise	10,495	11	(11)	-	-
Common stock issuance costs	-	-	(1,704,563)	-	(1,704,563)
Common stock issued for services	5,000	5	22,345	-	22,350
Employee stock awards	702,500	702	1,172,272	-	1,172,974
Stock grants	-	-	703,030	-	703,030
Acquisition stock issuances	6,450,002	6,450	14,117,555	-	14,124,005
Legal, advisory and consulting fees	(49,600)	(50)	(123,950)	-	(124,000)
Common stock issued for convertible notes	731,039	731	1,820,134	-	1,820,865
Net loss	-	-	-	(11,709,412)	(11,709,412)

Balance as of March 31, 2019	44,013,075	$44,013	$48,935,485	$(19,450,565)	$29,528,933

Common stock issued for cash	1,232,770	1,233	2,464,307	-	2,465,540
Common stock issued for convertible notes	127,291	127	318,099		318,226
Common stock issuance costs	-	-	(285,981)	-	(285,981)
Common stock issued for services	170,504	170	352,130	-	352,300
Employee stock awards	660,499	661	900,865	-	901,526
Stock grants	-	-	534,929	-	534,929
Net loss	-	-	-	(14,556,680)	(14,556,680)

Balance as of March 31, 2020	46,204,139	$46,204	$53,219,834	$(34,007,245)	$19,258,793

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,
	2020	2019
Cash flows from operating activities:
Net Loss	$(14,556,680)	$(11,709,412)
Adjustments to reconcile Net Loss to Net Cash used in operations:
Depreciation and amortization	4,455,962	599,863
Debt discount amortization	115,533	151,856
Stock grants	534,929	703,030
Stock for services	352,300	22,350
Contingent consideration fair value	(190,377)	-
Employee stock awards	901,526	1,172,974
Reduction to right of use asset	381,140	-
Allowance for doubtful accounts	(67,117)	106,320
Stock and warrants for promissory note conversion	-	358,000
Loss on purchase	-	2,118,154
Changes in Current Assets and Liabilities
Accounts receivable	(1,679,887)	(131,113)
Due to (from) related parties	3,758	(5,361)
Inventories	364,524	(2,367,591)
Prepaid expenses	148,982	215,489
Deposits	(178,287)	(12,734)
Accounts payable	3,277,010	1,440,879
Accrued liabilities	1,106,411	42,289
Operating lease liability	(329,162)	-
Net cash used in operating activities	(5,359,435)	(7,295,007)

Cash flows from investing activities
Purchase of equipment	(462,385)	(2,291,907)
Jagemann acquisition	-	(7,000,000)
Acquisition deposit	-	(250,000)
Net cash used in investing activities	(462,385)	(9,541,907)

Cash flow from financing activities
Proceeds from note payable related party issued	819,731	-
Payments on note payable related party	(1,885,000)	(500,000)
Payments on insurance premium note payment	(466,421)	(191,275)
Contingent consideration payment	(300,000)	(50,000)
Proceeds from convertible promissory note	2,171,000	1,534,000
Sale of common stock	2,465,540	10,903,930

(Continued)

Ammo, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,
	2020	2019

Purchase of common stock	-	(124,000)
Proceeds from factoring liability	9,747,281	-
Payments on factoring liability	(7,741,302)
Common stock issued for exercised warrants	-	4,767,625
Common stock issuance costs	(285,981)	(1,704,563)
Net cash provided by financing activities	4,524,848	14,635,717

Net decrease in cash	(1,296,972)	(2,200,397)
Cash, beginning of period	2,181,246	4,381,643
Cash, end of period	$884,274	$2,181,246

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$531,274	$240,523
Income taxes	$-	$-

Non-cash investing and financing activities:
Convertible promissory note	(318,226)	-
Convertible promissory note conversion	318,226	-
Insurance premium note payment	565,548	321,966
Prepaid expenses	(565,548)	(321,966)
Right of use assets - operating leases	(3,771,873)	-
Rent expense	(41,013)	-
Operating lease liability	3,812,886	-
Notes payable related party	(2,596,200)	-
Accounts receivable	(31,924)
Deposits	(9,250)	-
Equipment	1,871,306
Other Intangible Assets	766,068	-
Additional paid-in-capital	-	(11)
Common stock	-	11
Issuance of common stock	-	4,624,005
Contingent consideration payable	-	1,250,000
Patent acquisition	-	(5,874,005)
Issuance of common stock	-	7,381,846
Note payable - related party	-	10,400,000
Acquired Intangible Assets	-	(5,912,305)
Acquired Equipment	-	(11,869,541)
Convertible promissory note	-	(1,410,000)
Accrued Liabilities	-	(52,065)
Convertible promissory note conversion	-	1,462,065
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

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

NOTE 2 – GOING CONCERN

 The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of  $14,556,680 and $11,709,412 for the years ended March 31, 2020  and 2019, respectively. Net cash used in operating activities was $5,359,435 and $7,295,007 for the years ended March 31, 2020 and 2019, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2020, the Company’s accumulated deficit was $34,007,245. The Company has limited capital resources, and operations to date have been funded with the proceeds from equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern for the period ended a year from the date the financial statements are issued.

The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of equity offerings, and debt financings. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected. See Note 16 for additional equity and debt proceeds received subsequent to March 31, 2020.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of AMMO, Inc. and its wholly owned subsidiaries, Enlight Group II, LLC (d/b/a Jagemann Munition Components), SNI, LLC, AMMO Munitions, Inc. and AMMO Technologies, Inc. (inactive). All significant intercompany accounts and transactions are eliminated in consolidation

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, intangible assets, and stock-based compensation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At March 31, 2020 and March 31, 2019, we reserved $62,248 and $129,365, respectively, of allowance for doubtful accounts.

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

Amortization expense for the license agreements for the years ended March 31, 2020 and 2019 was $50,000.

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

The shares were valued at $1.25 and the aggregate value of $950,000 was recorded as a patent asset. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028. Patent amortization expense for the years ended March 31, 2020 and 2019 were $85,075 and $85,074, respectively.

Under the terms of the Merger, ATI succeeded to all of the assets of Hallam, Inc. and assumed the liabilities of Hallam, Inc., which were none. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette. The license was formally amended and assigned to AMMO Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Agreement. Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date. Under the terms of the Exclusive License Agreement, the Company is obligated to pay a royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the years ended March 31, 2020 and 2019, the Company accrued $43,222 and $33,920 respectively under this agreement.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

In August 2018, we applied for additional patent coverage for the manufacturing methods or application of the Hybrid Luminescence Ammunition Technology on a variety of projectile and ammunition types. The costs of filing this patent were expensed.

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

The primary asset of SW Kenetics Inc. was a pending patent for modular projectiles. All rights to patent pending application were assigned and transferred to AMMO Technologies, Inc. pursuant to Intellectual Property Rights Agreement on September 27, 2018. Patent amortization expense for the years ended March 31, 2020 was $341,320. There was no amortization expense for the patent in the year ended March 31, 2019 as the patent had not been placed in service.

We intend to continue building our patent portfolio to protect our proprietary technologies and processes, and will file new applications where appropriate to preserve our rights to manufacture and sell our branded lines of ammunition.

Other Intangible Assets

On March 15, 2019, Enlight Group II, LLC d/b/a Jagemann Munition Components, a wholly owned subsidiary of AMMO, Inc., completed its acquisition of assets of Jagemann Stamping Company’s ammunition casing manufacturing and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement (See Note 11). The intangible assets acquired include a tradename, customer relationships, and intellectual property. For the years ended March 31, 2020 and 2019, amortization of the other intangibles assets was $1,435,030 and $61,803, respectively recognized in depreciation and amortization expense.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the years ended March 31, 2020 and March 31, 2019.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

The Company only applies the five-step model when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. Our contracts contain a single performance obligation and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product. In the current period, the Company began accepting contract liabilities or deferred revenue. We included Deferred Revenue in our Accrued Liabilities. The Company will recognize revenue when the performance obligation is met.

For the years ended March 31, 2020 and 2019, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows :

	For the Year Ended March 31, 2020		For the Year Ended March 31, 2019
PERCENTAGES	Revenues	Accounts Receivable	Revenues	Accounts Receivable

Customers:
A	19.1%	26.5%	10.0%	-
B	13.3%	-	-	19.0%
C	-	-	24.6%	29.4%
D	-	-	19.1%	-
	32.4%	26.5%	53.7%	48.4%

Disaggregated Revenue Information

The following table represent a disaggregation of revenue from customers by segment. We attribute net sales to segments by product types; ammunition and ammunition casings. The Company notes that revenue recognition processes are consistent between product type, however, the amount, timing and uncertainty of revenue and cash flows may vary by each product type due to the customers of each product type.

	For the Year Ended
	March 31, 2020	March 31, 2019
Ammunition Sales	$6,591,196	$3,985,574
Ammunition Casings Sales	8,189,169	580,078
Total Sales	$14,780,365	$4,565,652

 Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell direct to customers online. In contrast, our ammunition casings products are sold to manufacturers.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. We adopted ASU 2014-09 as of April 1, 2018, and it did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows for the period ended March 31, 2020.

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

Each product manufactured by the Company has standard specifications and performance objectives. The Company has an extensive product testing program and, if the Company were given notice of a product defect by a customer, the Company would request the return of the product so that the manufacturing defect could be identified. From inception to March 31, 2020, the Company has had no returned products related to product warranty.

The revenue recognition procedures set forth above have been used by the Company since its inception and are consistent with requirements of ASC 606 “Revenue from Contracts with Customers”.

Advertising Costs

We expense advertising costs as they are incurred. We incurred advertising of $563,968 and $554,266 for the years ended March 31, 2020 and 2019, respectively.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

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

	March 31, 2020	March 31, 2019

Risk free interest rate	-	2.39%
Expected volatility	-	45%
Expected term	-	2.5 years
Expected dividend yield	0%	0%

Equipment acquired in the March 15, 2019 acquisition of the Jagemann Casings was valued at fair value on the acquisition date by using the cost and market valuation approaches.

	Quoted Active Markets for Identified Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Warrants issued for convertible promissory notes	$-	$358,800	$-	$358,800

Inventories

We state inventories at the lower of cost or net realizable value. We determine cost using the average cost method. Our inventory consists of raw materials, work in progress, and finished goods. Cost of inventory includes cost of parts, labor, quality control, and all other costs incurred to bring our inventories to condition ready to be sold. We periodically evaluate and adjust inventories for obsolescence.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with ASC 718. There were 660,499 shares of common stock issued to employees, members of the Board of Directors, and members of the Advisory Committee for services during the year ended March 31, 2020.

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

From September 2018 through March 2019, we entered into four separate employment agreements that included in total, among other provisions, equity grants of 325,000 shares of restricted common stock that vests annually over the next four years. The total compensation value of $752,000 is being recognized on a straight-line basis over the periods covered by each agreement, up to four years.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2020, our bank account balances exceeded federally insured limits.

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

Furthermore, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act was enacted in response to the COVID-19 pandemic and contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest, technical corrections to tax depreciation methods for qualified improvement property and net operating loss carryback periods. The Company is implementing applicable benefits of the CARES Act, such as deferring employer payroll taxes and evaluating potential employee retention credits.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. On September 24, 2019, the Company received notice that a former employee that had voluntarily terminated filed a complaint against the Company, and certain individuals, with the U.S. Department of Labor (“DOL”). The Complaint in alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such disclosures, the individual experienced a hostile work environment; that the Company lacks sufficient controls internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the shareholders. The claims were investigated by a newly appointed Special Investigative Committee made of up independent directors represented by special independent legal counsel. The Special Investigative Committee and legal counsel found the material claims were unsubstantiated, including those concerning alleged SEC violations, and recommended enhancements to certain corporate governance charter documents and processes which the Company promptly implemented. The matter is currently the subject of administrative investigation by the DOL via the Occupational Safety and Health Administration. The Company filed a timely Position Statement with the DOL in October of 2019 in response to the Complaint. The Company disputes the allegations of wrongdoing and believes the matters raised in the Complaint are without merit and therefore has and will continue to aggressively defend its interests in this matter. On February 4, 2020, the Company filed suit against a former employee for violating merger agreements with SW Kenetics, Inc., employment agreements, and by unlawfully retaining property belonging to the Company following their termination. On March 11, 2020, the former employee filed a counterclaim against the Company citing breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and declaratory judgement. The Company plans to aggressively pursue its offensive claims in order to recover economic damages as a result of its claims while seeking dismissal of the counterclaim. There were no other known contingencies at March 31, 2020. There were no known contingencies at March 31, 2019.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 – “Leases (Topic 842)” Under ASU 2016-02, entities will be required to recognize lease asset and lease liabilities by lessees for those leases classified as operating leases. Among other changes in accounting for leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. The amendments in ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years for public business entities. We adopted Topic 842 as of April 1, 2019 and this resulted in an increase in assets and liabilities on our consolidated balance sheets related to recording a Right of Use Asset of $3,771,873 and corresponding Operating Lease Liability of $3,812,886. As a result of the adoption there was no material impact to our Consolidated Statement of Operations. See Note 7 for more information.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326),” which replaces the current incurred loss impairment methodology for most financial assets with the current expected credit loss (“CECL”) methodology.  The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. he guidance should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to enhance and simplify various aspects of the accounting for income taxes. The new guidance eliminates certain exceptions to the general approach to the income tax accounting model, and adds new guidance to reduce the complexity in accounting for income taxes. The guidance will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. The Company is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Loss Per Common Share

We calculate basic loss per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants, using various methods, such as the treasury stock or modified treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 8,504,372 shares of common stock. All weighted average numbers were adjusted for the reverse stock split and merger transaction. Due to the loss from operations in the years ended March 31, 2020 and 2019, there are no common shares added to calculate the dilutive EPS for those periods as the effect would be antidilutive. The Company excluded warrants of 8,504,372 and 8,143,115 for the years ended March 31, 2020 and 2019, respectively, from the weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

NOTE 4 – INVENTORIES

At March 31, 2020 and March 31, 2019, the inventory balances are composed of:

	March 31, 2020	March 31, 2019
Finished product	$1,916,417	$2,628,241
Raw materials	1,771,006	1,635,130
Work in process	720,650	509,226

	$4,408,073	$4,772,597

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

Property and equipment consisted of the following at March 31, 2020 and March 31, 2019:

	March 31, 2020	March 31, 2019
Leasehold Improvements	$118,222	$98,444
Furniture and Fixtures	87,790	154,777
Vehicles	103,511	103,511
Equipment	19,578,035	18,689,140
Tooling	126,190	117,390
Construction in Progress	1,903,262	3,352,669
Total property and equipment	$21,107,010	$22,515,931
Less accumulated depreciation	(3,060,681)	(516,144)
Net property and equipment	18,046,329	21,999,787

Depreciation Expense for the years ended March 31, 2020 and 2019 totaled $2,544,537 and $402,986, respectively. Of these totals $2,380,076 and $386,589 were included in cost of goods sold for the years ending March 31, 2020 and 2019. Additionally, $164,461 and $96,302 were included in depreciation and amortization expenses in operating expenses.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

NOTE 6 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. As of March 31, 2020, the outstanding balance of the Factoring Liability was $2,005,979. Interest expense recognized on the Factoring Liability was $153,663, including $75,000 of amortization of the commitment fee. Subsequent to March 31, 2020, this agreement was amended and restated extending the term of this facility to June 17, 2022.

NOTE 7 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale and Payson, AZ and Manitowoc, WI under contracts we classify as operating leases. None of our leases are financing leases. The Payson lease has an option to renew for five years, and the Manitowoc lease has an option to renew for the three years. As of March 31, 2020, we are fairly certain that we will exercise the renewal options on both leases, and we have included such renewal options in the lease liabilities and the disclosures herein. The Scottsdale lease does not include a renewal option.

As of March 31, 2020, total Right of Use Assets and Operating Lease Liabilities on the Balance Sheet were $3,431,746 and $3,483,724, respectively. The current portion of our Operating Lease Liability is $375,813 and is reported as a current liability. The remaining $3,107,911 of the total $3,483,724 Operating Lease Liability is presented as a long-term liability net of the current portion.

Consolidated lease expense for the year ended March 31, 2020 was $836,665 including $706,692 of operating lease expense and $129,973 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Total lease and rent expense for the year ended March 31, 2019 was $272,700.

The weighted average remaining lease term and weighted average discount rate for operating leases were 7.8 years and 10.0%, respectively.

Future minimum lease payments under non-cancellable leases as of March 31, 2020 are as follows:

Years Ended March 31,
2021	707,391
2022	717,387
2023	727,384
2024	670,112
Thereafter	2,168,932
4,991,206
Less: Amount Representing Interest	(1,507,482)
$3,483,724

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

The following table outlines our future contractual financial obligations associated with this lease by fiscal year in which payment is expected, as of March 31, 2020:

	2021	2022	Total
Payson Lease	$120,000	$80,000	$200,000

Our executive offices are located in Scottsdale, Arizona where we lease 21,000 square feet of office and warehouse space for $17,702, which will increase by approximately 4.4% each year. This space houses our principal executive, administration, marketing, and research and development functions. The lease expires in December of 2023.

The following table outlines our future contractual financial obligations associated with this lease by fiscal period in which payment is expected, as of March 31, 2020:

	2021	2022	2023	2024	Total
Scottsdale Lease	$226,587	$236,583	$246,580	$147,240	$856,990

Our ammunition casing operations are located in Manitowoc, Wisconsin where we lease approximately 50,000 square feet. The terms of the lease provide for a monthly payment of approximately $32,844. The lease expires in March of 2026 and can be renewed every three years thereafter.

The following table outlines our future contractual financial obligations associated with this lease by fiscal period in which payment is expected, as of March 31, 2020:

	2021	2022	2023	2024	2025	2026	Total
Manitowoc Lease	$394,128	$394,128	$394,128	$394,128	$394,128	$394,128	$2,364,768

Additional offices were located in Scottsdale, Arizona where we leased approximately 5,000 square feet under a month-to-month triple net lease for $3,800 per month. This office building was owned by a related party.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

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

On January 15, 2020, the Company consummated the initial closing of a private placement offering whereby pursuant to the Subscription Agreements entered into by the Company with five (5) accredited investors, the Company issued certain Convertible Promissory Notes for an aggregate purchase price of $1,650,000 and five (5) year warrants to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”).

On January 30, 2020, the Company consummated the final closing of a private placement whereby pursuant to the Subscription Agreements entered into by the Company with five (5) accredited investors, the Company issued certain Convertible Promissory Notes for an aggregate purchase price of $850,000 and five (5) year warrants to purchase shares of the Company’s common stock, par value $0.001 per share.

The Notes accrue interest at a rate of 8% per annum and mature on October 15, 2020 and October 30, 2020. Additionally, the Notes contain a mandatory conversion mechanism whereby any principal and accrued interest on the Notes, upon the closing of a Qualified Financing (as defined in the Notes), converts into shares of the Company’s Common Stock at a conversion price of 66.7% of the per share purchase price of shares or other units in the Qualified Financing. If a Qualified Financing has not occurred on or before the Maturity Date, the Notes shall become convertible into shares of the Company’s Common Stock at a conversion price that is equal to 50.0% of the arithmetic mean of the VWAP in the ten consecutive Trading Days immediately preceding the Maturity Date. The Notes contain customary events of default. If an Event of Default occurs, interest under the Notes will accrue at a rate of fifteen percent (15%) per annum and the outstanding principal amount of the Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the Notes will become, at the Note holder’s election, immediately due and payable in cash.

The Company analyzed embedded conversion options of the convertible notes at issuance to determine whether the embedded conversion options should be bifurcated and accounted for as derivative liabilities or if the embedded conversion options contain a beneficial conversion feature. The Company notes that this determination must be performed at each balance sheet date and makes it possible for certain instruments to be reclassified between debt and equity at different points in their life. The Company determined that it will defer recognition of its accounting until such notes become convertible. Additionally, the Company determined that the embedded conversion options do not require bifurcation and treatment as derivative liabilities, but they included contingent beneficial conversion features that are indeterminable on the commitment date. The Company notes the embedded conversion options will be accounted for and recognized, if necessary, when the contingencies are resolved (the date of a Qualified Financing or during the 10 days prior to the Maturity Date). Through March 31, 2020, a Qualified Financing had not occurred and the Note is not yet convertible under the Voluntary Conversion Option and, as a result, the contingencies have not been resolved, such that the Company concluded that no measurement or recognition of the beneficial conversion feature was required as of March 31, 2020.

Pursuant to the Subscription Agreements, each Investor will receive the number of Warrants to purchase shares of Common Stock equal to the quotient obtained by dividing 50% of the principal amount of the Note by the Conversion Price of the Note. The Warrants are exercisable at the per share purchase price of shares or other units in the Qualified Financing. If a Qualified Financing has not occurred on or before the Maturity Date, the warrants shall become exercisable at a price per share that is equal to the closing ten-day VWAP in the ten trading days immediately preceding the Maturity Date (the “Exercise Price”). The Warrants contain an anti-dilution protection feature, to adjust the Exercise Price if shares are sold or issued for a consideration per share less than the exercise price then in effect.

Joseph Gunnar & Co., LLC acted as placement agent for the Offering. The Placement Agent received cash compensation of $200,000 and is scheduled to be issued five (5) year warrants to purchase such number of shares of Common Stock equal to five percent (5%) of the shares underlying the Notes and the Warrants, at an exercise price equal to 125% of the Conversion Price of the Notes, which price shall not be known until the earlier of the Maturity Date or the closing of the Qualified Financing.

As of March 31, 2020, the key terms of the investor and placement agent warrants are still unknown such that there is still no grant of the warrants for accounting purposes. The Company will determine the fair value of the warrants at the time the key terms of the Warrants become known and the Warrants are issued.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

NOTE 9 – NOTES PAYABLE – RELATED PARTY

In connection with the acquisition of the casing division of Jagemann Stamping Company, a $10,400,000 promissory note was executed on March 14, 2020. The promissory note, under which $500,000 was paid on March 25, 2019 using funds raised for the acquisition, had a remaining balance at March 31, 2019 of $9,900,000. On April 30, 2019, the original due date of the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly. In May of 2019, the Company paid $1,500,000 on the balance of the note. As of March 31, 2020, we recognized interest of $352,157 related to the note. The note is secured by all the equipment purchased from Jagemann Stamping Company.

Post-closing of the transaction, it was made apparent that certain equipment that was agreed to be delivered free and clear by the Seller was not achievable as Seller was not able to purchase equipment that Seller had leased. Accordingly, the remaining value of the promissory note was reduced by $2,596,200. As a result of the change to the purchase price of the transaction, the Company reduced Equipment for a net value of $1,871,306, decreased Other Intangible Assets by $766,068, increased Accounts Receivable by $31,924, and recorded an increase to Deposits for $9,250 worth of equipment that the Company agreed to transfer back to Seller. Consequently, accumulated amortization has decreased by $159,530. Additionally, the Company entered into a lease to gain possession of the assets that were originally to be transferred.

Subsequent to March 31, 2020, the Company, Enlight and JSC entered into a Settlement Agreement pursuant to which the parties mutually agreed to settle all disputes and mutually release each other from liabilities related to the Amended APA occurring prior to June 26, 2020. Pursuant to the Settlement Agreement, the Company shall pay JSC $1,269,977 and shall provide JSC with: (i) two new promissory notes, a note of $5,803,800 related to the Seller Note and note of $2,635,797 for inventory and services, both with a maturity date of August 15, 2021, (ii) general business security agreements granting JSC a security interest in all personal property of the Company. Pursuant to the Notes, the Company is obligated to make monthly payments totaling $204,295 to JSC. In addition, the Notes have a mandatory prepayment provision that comes into effect if the Company conducts a publicly registered offering. Pursuant to such provision, the Company: (a) upon the closing of an Offering of less than $10,000,000 would be obligated to pay the lesser of ninety percent (90%) of the Offering proceeds or seventy (70%) of the then aggregate outstanding balance of the Notes; and (b) upon the closing of an Offering of more than $10,000,000 would be obligated to pay one hundred percent (100%) of the then aggregate outstanding balance of the Notes. The Company was granted an option to repurchase up to 1,000,000 of the shares of the Company’s common stock issued to JSC under the Amended APA at a price of $1.50 per share through April 1, 2021 so long as there are no defaults under the Settlement Agreement.

On May 3, 2019, the Company entered into a promissory note of $375,000 with a shareholder of the Company. The original interest rate was the applicable LIBOR Rate. The promissory note has since been amended and the balance at March 31, 2020 was $278,195. The note’s original a maturity date of August 3, 2019 was extended to September 18, 2020. The amended note bears interest at 1.25% per month. The Company made $315,000 in principal payments in the year ended March 31, 2020. We have accrued interest on the note of $9,080. Subsequent to March 31, 2020, the related party note and accrued interest was paid in full.

In December of 2019, the Company entered into a Promissory Note of $90,000 with Fred Wagenhals, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Note originally matured on June 12, 2020 and had an interest rate at the applicable LIBOR Rate. The promissory note has since been amended and the balance at March 31, 2020 was $156,536 and the amended maturity date is September 18, 2020. The Company made $70,000 in principal payments in the year ended March 31, 2020. The amended note bears interest at 1.25% per month. We have accrued interest on the note of $1,287. Subsequent to March 31, 2020, the related party note and accrued interest was paid in full.

NOTE 10 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

During the year ended March 31, 2019, we issued 15,618,572 shares of common stock as follows:

●	5,796,336 shares were sold to investors for $10,903,930

●	1,972,800 shares were issued through exercised warrants of $4,767,625

●	10,495 shares were issued through a cashless exercise of 14,719 warrants

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

●	702,500 shares valued at $1,172,974 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

●	5,000 shares were issued for services valued at $22,350

●	1,700,002 shares were issued to the shareholders of SW Kenetics, Inc. (subject to claw back provisions) valued $4,624,005 in connection with the acquisition

●	4,750,000 shares were issued to Jagemann Stamping Company valued at $9,500,000 in connection with the acquisition of Jagemann Casings

●	731,039 shares were issued for the conversion of Convertible Promissory Notes valued at $1,820,865

●	49,600 shares were purchased by the Company for a price of $124,000

During the year ended March 31, 2020, we issued 1,893,502 shares of common stock as follows:

●	1,232,770 shares were sold to investors for $2,465,540

●	127,291 shares were issued for the conversion of Convertible Promissory Notes valued at $318,226

●	170,504 shares were issued for services valued at $352,300

●	660,499 shares valued at $901,526 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

In November of 2017, the Board of Directors approved the 2017 Equity Incentive Plan (“the Plan”). Under the Plan, 485,000 shares of the common stock were reserved and authorized to be issued. As of December 31, 2017, 200,000 shares of common stock were approved and issued under the Plan, and we recognized approximately $250,000 of related consulting expense. On January 10, 2018, 200,000 shares were awarded, and we recognized $330,000 of compensation expense for the transition period ended March 31, 2018. There are 85,000 shares remaining to be issued under the Plan.

In March 2018, we entered into a second placement agent agreement for up to an additional $3,500,000. The offering consisted of Units priced at $1.65, which included one share of common stock and one five-year warrant to purchase an additional half-share of common stock for an exercise price of $2.00 per share. Effectively, every two units purchased provided the investor with a five-year warrant at an exercise price of $2.00 per share. For services provided under the placement agreements, the placement agent collected a 12% cash fee on the sale of every Unit and a fee payable in warrants equaling 12% of the total Units sold. These warrants have a term of seven years and an exercise price of $1.65 per share.

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

In December of 2019, we entered into a placement agreement to secure equity capital from qualified investors to provide funds to our operations. The offering consisted of Units priced at $2.00, which included one share of common stock and one five-year warrant to purchase an additional half-share of common stock for an exercise price of $2.40 per share. Effectively, every two units purchased provided the investor with a five-year warrant at an exercise price of $2.40 per share. Units sold under this agreement totaled 1,232,770 shares of common stock and 616,385 warrants for $2,465,540 for the year ended March 31, 2020.

For services provided under the placement agreements, the placement agent collected a 12% cash fee on the sale of every Unit and a fee payable in warrants equaling 12% of the total Units sold. The warrants totaling 553,346 have a term of five years and an exercise price of $2.00 per share. The cash fee totaled $285,981 for the year ended March 31, 2020, including reimbursed expenses.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

At March 31, 2020 and March 31, 2019, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2018	8,872,160	$2.23	2.97
Granted	4,233,274	2.23	4.62
Exercised	(1,987,519)	2.41	-
Forfeited or cancelled	(2,974,800)	2.47	-
Outstanding at March 31, 2019	8,143,115	$2.09	4.35
Exercisable at March 31, 2019	8,143,115	$2.09	4.35

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2019	8,143,115	$2.09	4.35
Granted	710,317	2.35	4.18
Exercised	-	-	-
Forfeited or cancelled	(349,060)	2.50	-
Outstanding at March 31, 2020	8,504,372	$2.10	3.60
Exercisable at March 31, 2020	8,504,372	$2.10	3.60

As of March 31, 2020, we had 8,504,372 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 966,494 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 4,641,745 shares of our Common Stock at an exercise price of $2.00 per share over the next three to five years; and (3) warrants to purchase 2,896,133 shares of Common Stock at an exercise price of $2.40 over the next five years.

As documented in Note 8, the Company is to issue warrants to the holders of the convertible notes and placement agent. As of March 31, 2020, the key terms of the investor and placement agent warrants are still unknown such that there is still no grant of the warrants for accounting purposes. The Company will determine the fair value of the warrants at the time the key terms of the Warrants become known and the Warrants are issued.

On May 31, 2018, per the terms of the private offering dated January 25, 2017, we called for the exercise of warrants to purchase a total of 4,947,600 shares of our Common Stock. According to the terms of the Warrant Purchase Agreement, the warrants could be called when the average price of our common stock traded at $5.00 per share or higher, for a consecutive 30 day period. This call provision was met on May 21, 2018. As a result, we issued formal notice to all warrant holders on May 31, 2018, advising them that they had until July 6, 2018, to exercise their warrants, or they would become null and void. The total number of warrants included in the January 25, 2017 offering were 4,947,600 and were priced as follows: 4,790,100 warrants at an exercise price of $2.50, 67,500 warrants at an exercise price of $1.25 and 90,000 warrants at an exercise price of $0.50.

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

March 31, 2020 and March 31, 2019

NOTE 11 – ACQUISITIONS

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

The preliminary fair value of the patent at the date of acquisition was $7,723,166 and resulted in the recognition of gain on bargain purchase of $1,599,161. The estimated fair value was determined using the relief from royalty approach. The valuation firm relied on estimates of future sales and profitability provided by the Company. Subsequently, the Company determined the existing facts and circumstances did not support the original fair value due to delays in obtaining tooling and manufacturing equipment. As a result, at March 31, 2019, the Company adjusted the fair value of the patents from $7,723,166 to $6,124,005, with the difference reducing the previously recognized gain on bargain purchase of $1,599,161.

SWK is a research and development firm located in Arizona that has designed a new portfolio of modular projectiles that the Company believes will advance the force capability of the United States military, as well as NATO member countries. SWK filed a patent for their technology, which is now pending with the United States Patent and Trademark Office.

As of March 31, 2020, the Company has made $350,000 in payments to SW Kenetics, Inc. in connection with the completion of a milestone. The $350,000 payment reduced the Contingent Consideration Payable.

At March 31, 2020, The Company reviewed the fair value of contingent consideration using a scenario based method with probability included and determined the fair value was $709,623. An adjustment of $190,377 was recognized in corporate general and administrative expenses.

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

The fair value of the tangible was determined by cost and market approaches for tangible assets. The fair value of intangible assets were determined using the relief from royalty and residual income approaches. The acquired intangible assets, have remaining useful lives ranging from three to five years.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

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

In October of 2019, it was made apparent that certain equipment that was agreed to be delivered free and clear by the Seller was not achievable as Seller was not able to purchase equipment that Seller had leased. Accordingly, the remaining value of the promissory note was reduced by $2,596,200. As a result of the change to the purchase price of the transaction, the Company reduced Equipment for a net value of $1,871,306, decreased Other Intangible Assets by $766,068, increased Accounts Receivable by $31,924, and recorded an increase to Deposits for $9,250 worth of equipment that the Company agreed to transfer back to Seller. Consequently, accumulated amortization has decreased by $159,530. Additionally, the Company entered into a lease to gain possession of the assets that were originally to be transferred.

In addition to the Amended APA, the Company entered into an Administrative and Management Services Agreement with Seller on March 15, 2019. The Seller agreed to provide the Company with services including, but not limited to, inventory, rent, maintenance, engineering, and information systems. Through this agreement the Company purchased approximately $1.9M in Inventory, incurred $394,128 of rent expenses, and incurred $153,604 of expenses related to support costs such as engineering and maintenance, among others, for the year ended March 31, 2020.

Subsequent to March 31, 2020, the Company, Enlight and JSC entered into a Settlement Agreement pursuant to which the parties mutually agreed to settle all disputes and mutually release each other from liabilities related to the Amended APA occurring prior to June 26, 2020. Pursuant to the Settlement Agreement, the Company shall pay JSC $1,269,977 and shall provide JSC with: (i) two new promissory notes, a note of $5,803,800 related to the Seller Note and note of $2,635,797 for inventory and services, both with a maturity date of August 15, 2021, (ii) general business security agreements granting JSC a security interest in all personal property of the Company. Pursuant to the Notes, the Company is obligated to make monthly payments totaling $204,295 to JSC. In addition, the Notes have a mandatory prepayment provision that comes into effect if the Company conducts a publicly registered offering. Pursuant to such provision, the Company: (a) upon the closing of an Offering of less than $10,000,000 would be obligated to pay the lesser of ninety percent (90%) of the Offering proceeds or seventy (70%) of the then aggregate outstanding balance of the Notes; and (b) upon the closing of an Offering of more than $10,000,000 would be obligated to pay one hundred percent (100%) of the then aggregate outstanding balance of the Notes. The Company was granted an option to repurchase up to 1,000,000 of the shares of the Company’s common stock issued to JSC under the Amended APA at a price of $1.50 per share through April 1, 2021 so long as there are no defaults under the Settlement Agreement.

NOTE 12 – ACCRUED LIABILITIES

At March 31, 2020 and March 31, 2019, accrued liabilities were as follows:

	March 31, 2020	March 31, 2019
Deferred revenue	$493,553	$-
Accrued FAET	353,061	145,460
Accrued interest	197,342	35,422
Accrued payroll	289,603	248,027
Accrued professional fees	131,300	74,300
Other accruals	154,760	28,225
	$1,619,619	$531,434

NOTE 13 – RELATED PARTY TRANSACATIONS

From October 2016 through December 2018, our executive offices were located in Scottsdale, Arizona where we leased approximately 5,000 square feet under a month-to-month triple net lease for $3,800 per month. This space housed our principal executive, administration, and marketing functions. Our Chairman, President, and Chief Executive Officer owned the building in which these offices are currently leased. For the year ended March 31, 2020 and 2019, the Company paid $21,800 and $53,013, respectively in rent for these offices.

During the year ended March 31, 2020, we paid $184,575 in service fees to an independent contractor, $6,500 in consulting fees to our Previous Chief Financial Officer, and 60,000 shares in the aggregate to its Advisory Committee members for service for a total value of $113,000. Additionally, at March 31, 2020, the Company had a receivable of approximately, $14,700 from its previous Chief Financial Officer. During the year ended March 31, 2019, we paid approximately $168,000 in consulting fees.

In connection with the acquisition of the casing division of Jagemann Stamping Company, a promissory note was executed. The promissory note, under which $500,000 was paid on March 25, 2019 using funds raised for the acquisition, had a remaining balance at March 31, 2019 of $9,900,000. On April 30, 2019, the original due date of the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly. In May of 2019, the Company paid $1,500,000 on the balance of the note. As of March 31, 2020 and March 31, 2019, we accrued interest of $352,157 and $22,196, respectively, related to the note. Subsequent to March 31, 2020, the Company extended the promissory note until August 15, 2021.

In October of 2019, it was made apparent that certain equipment that was agreed to be delivered free and clear by the Seller was not achievable as Seller was not able to purchase equipment that Seller had leased. Accordingly, the remaining value of the promissory note was reduced by $2,596,200. As a result of the change to the purchase price of the transaction, the Company reduced Equipment for a net value of $1,871,306, decreased Other Intangible Assets by $766,068, increased Accounts Receivable by $31,924, and recorded an increase to Deposits for $9,250 worth of equipment that the Company agreed to transfer back to Seller. Consequently, accumulated amortization has decreased by $159,530. Additionally, the Company entered into a lease to gain possession of the assets that were originally to be transferred.

Through the Administrative and Management Services Agreement the Company with Jagemann Stamping Company, the Company purchased approximately $1.9M in Inventory, incurred $394,128 of rent expenses, and incurred $153,604 of expenses related to support costs such as engineering and maintenance, among others for the year ended March 31, 2020.

Subsequent to March 31, 2020, the Company, Enlight and JSC entered into a Settlement Agreement pursuant to which the parties mutually agreed to settle all disputes and mutually release each other from liabilities related to the Amended APA occurring prior to June 26, 2020. Pursuant to the Settlement Agreement, the Company shall pay JSC $1,269,977 and shall provide JSC with: (i) two new promissory notes, a note of $5,803,800 related to the Seller Note and note of $2,635,797 for inventory and services, both with a maturity date of August 15, 2021, (ii) general business security agreements granting JSC a security interest in all personal property of the Company. Pursuant to the Notes, the Company is obligated to make monthly payments totaling $204,295 to JSC. In addition, the Notes have a mandatory prepayment provision that comes into effect if the Company conducts a publicly registered offering. Pursuant to such provision, the Company: (a) upon the closing of an Offering of less than $10,000,000 would be obligated to pay the lesser of ninety percent (90%) of the Offering proceeds or seventy (70%) of the then aggregate outstanding balance of the Notes; and (b) upon the closing of an Offering of more than $10,000,000 would be obligated to pay one hundred percent (100%) of the then aggregate outstanding balance of the Notes. The Company was granted an option to repurchase up to 1,000,000 of the shares of the Company’s common stock issued to JSC under the Amended APA at a price of $1.50 per share through April 1, 2021 so long as there are no defaults under the Settlement Agreement.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

On May 3, 2019, the Company entered into a promissory note of $375,000 with a shareholder of the Company. The original interest rate was the applicable LIBOR Rate. The promissory note has since been amended and the balance at March 31, 2020 was $278,195. The note’s original a maturity date of August 3, 2019 was extended to September 18, 2020. The amended note bears interest at 1.25% per month. The Company made $315,000 in principal payments in the year ended March 31, 2020. We have accrued interest on the note of $9,080. Subsequent to March 31, 2020, the related party note and accrued interest was paid in full.

In December of 2019, the Company entered into a Promissory Note of $90,000 with Fred Wagenhals, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Note originally matured on June 12, 2020 and had an interest rate at the applicable LIBOR Rate. The promissory note has since been amended and the balance at March 31, 2020 was $156,536 and the amended maturity date is September 18, 2020. The Company made $70,000 in principal payments in the year ended March 31, 2020. The amended note bears interest at 1.25% per month. We have accrued interest on the note of $1,287. Subsequent to March 31, 2020, the related party note and accrued interest was paid in full.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

NOTE 14 – INCOME TAXES

The income tax (provision) benefit for the periods shown consist of the following:

	2020	2019
Current
US Federal	$-	$-
US State	-	-
Total current provision	-	-
Deferred
US Federal	2,678,176	1,965,258
US State	630,916	462,969
Total deferred benefit	3,309,092	2,428,227
Change in valuation allowance	(3,309,092)	(2,428,227)
Income tax (provision) benefit	$-	$-

 The reconciliation of income tax expense computed at the U.S. federal statutory rate of 21% to the income tax provision for the years ended March 31, 2020 and 2020 is as follows:

	2020	2019
Computed tax expense	$(3,056,903)	$(2,458,977)
State taxes, net of Federal income tax benefit	(684,164)	(550,342)
Change in valuation allowance	3,309,092	2,428,227
Employee stock awards	231,692	301,454
Stock grants	137,477	180,679
Stock for services	90,541	5,744
Rent expense	13,358	-
Non-deductible meals & entertainment	7,833	1,003
Stock and warrants on note conversion	-	92,212
Contingent consideration fair value	(48,926)	-
Total provision for income taxes	$-	$-

 The Company’s effective tax rates were 0% and 0% for the years ended March 31, 2020 and 2019, respectively. During the year ended March 31, 2020, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

Significant components of the Company’s deferred tax liabilities and assets at March 31, 2020 and March 31, 2019 are as follows:

	2020	2019
Deferred tax assets
Net operating loss carryforward	$7,571,092	$3,950,078
Loss on purchase	544,366	544,366
Other	211,158	2,629
Total deferred tax assets	$8,326,616	$4,497,073

Deferred tax liabilities
Depreciation expense	$(1,059,771)	$(512,945)
Other	-	(26,376)
Total deferred tax liabilities	$(1,059,771)	$(539,321)
Net deferred tax assets	$7,266,845	$3,957,752
Valuation allowance	(7,266,845)	(3,957,752)
	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available and due to the last years significant losses there is substantial doubt related to the Company’s ability to utilize its deferred tax assets, the Company recorded a full valuation allowance of the deferred tax asset. For the year ended March 31, 2020, the valuation allowance has increased by $3,309,092.

At March 31, 2020, the Company had Federal net operating loss carry forwards (“NOLs”) for income tax purposes of $29,459,502. A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. There were $5,144,926 of NOLs generated prior to 2018 will begin to expire in 2036. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the 80% taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. In accordance with Section 382 of the Internal Revenue Code, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company does not believe that such an ownership change has occurred to date.

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. The Company has evaluated tax positions taken by the Company and has concluded that as of March 31, 2020 and 2019, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended December 31, 2016, December 31, 2017 and March 31, 2018, 2019, and 2020 are subject to audit.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and March 31, 2019

NOTE 15 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

		March 31, 2020
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,125,076
		250,000	7,074,005	5,146,237

Accumulated amortization – Licensing Agreements		(158,333)	-	-
Accumulated amortization – Patents		-	(561,096)	-
Accumulated amortization – Intangible Assets		-	-	(1,435,030)
		$91,667	$6,512,909	$3,649,404

		March 31, 2019
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,666,774
Intellectual Property	3	-	-	1,773,436
Tradename	5	-	-	2,472,095
		250,000	7,074,005	5,912,305

Accumulated amortization – Licensing Agreements		(108,333)	-	-
Accumulated amortization – Patents		-	(134,701)	-
Accumulated amortization – Intangible Assets		-	-	(61,803)
		$141,667	$6,939,304	$5,850,502

Annual amortization of intangible assets for the next five years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2021	1,971,803
2022	1,915,690
2023	923,791
2024	903,190
2025	493,351
Thereafter	4,046,155
$10,253,980

NOTE 16 - SUBSEQUENT EVENTS

In April of 2020, the Company determined it was necessary to obtain additional funds as a result of the foregoing uncertainty cause by COVID-19. The Company received approximately $1.0 million in funds through itself and its wholly owned subsidiary Jagemann Munition Components, which was established under the federal Coronavirus Aid, Relief, and Economic Security Act and is administered by the U.S. Small Business Administration. The Company received approximately $600,000 from Western State Bank and its wholly owned subsidiary, Jagemann Munition Components, received approximately $400,000 from BMO Harris. The Payroll Protection Notes provide for an interest rate of 1.00% per year and matures two years after the issuance date. Accordingly, the Company has recorded these notes as long term liabilities subsequent to March 31, 2020. Principal and accrued interest are payable monthly in equal installments commencing on the date that is six months after the date funds are first disbursed on the loan and continuing through the maturity date, unless the Payroll Protection Notes are forgiven. To be available for loan forgiveness, the PPP Note may only be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that existed before February 15, 2020.

On June 17, 2020, the Company entered into a revolving inventory loan and security agreement with FSW Funding, LLC. The facility is for up to $1,750,000 on the lesser of 50% of inventory cost or the maximum loan amount and has an annualized interest rate of to the greater of (i) the three-month LIBOR rate plus 3.09% or (ii) 8%. A loan fee of 2% will be assessed to the Company at each anniversary. Additionally, the Company extended its Factoring and Security Agreement with FSW Funding until June 17, 2022 (See Note 6).

Subsequent to March 31, 2020, the Company issued 180,916 shares of Common Stock to employees as compensation with values per share ranging from $1.56 to $2.50 for a total value of $339,132. The Company sold 11,500 shares to employees for a total value of $14,375 or $1.25 per share. Additionally, the Company issued 8,336 shares for services provided to the Company totaling $13,171 or $1.58 per share. There were 279 shares of Common Stock were issued a result of a cashless exercise of 1,967 warrants. Holders of Warrants of our Common Stock exercised there warrants and received 60,607 shares of Common Stock for a value of $121,214 or $2.00 per share. Additionally, the Company issued 1,157,143 shares of its Common Stock to investors for Cash at $1.75 per share totaling $2,025,000.

As reported on the Form 8-K filed July 2, 2020, On June 26, 2020, the Company, its wholly owned subsidiary Enlight Group II LLC (d/b/a Jagemann Munition Components) and Jagemann Stamping Company (“JSC”) entered into a Settlement Agreement pursuant to which the parties mutually agreed to settle all disputes and mutually release each other from liabilities related to the Amended APA occurring prior to June 26, 2020 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company shall pay JSC $1,269,977 and shall provide JSC with: (i) two new promissory notes, a note of $5,803,800 related to the Seller Note and note of $2,635,797 for inventory and services, both with a maturity date of August 15, 2021 (“Notes”), (ii) general business security agreements granting JSC a security interest in all personal property of the Company. Pursuant to the Notes, the Company is obligated to make monthly payments totaling $204,295 to JSC. In addition, the Notes have a mandatory prepayment provision that comes into effect if the Company conducts a publicly registered offering (an “Offering”). Pursuant to such provision, the Company: (a) upon the closing of an Offering of less than $10,000,000 would be obligated to pay the lesser of ninety percent (90%) of the Offering proceeds or seventy (70%) of the then aggregate outstanding balance of the Notes; and (b) upon the closing of an Offering of more than $10,000,000 would be obligated to pay one hundred percent (100%) of the then aggregate outstanding balance of the Notes. The Company was granted an option to repurchase up to 1,000,000 of the shares of the Company’s common stock issued to JSC under the Amended APA at a price of $1.50 per share through April 1, 2021 so long as there are no defaults under the Settlement Agreement. The Settlement Agreement and Notes are attached as exhibits to this filing.

We evaluated subsequent events through the date the financial statements were issued, and determined that there are not any other items to disclose.

