Form 10-Q
period 2020-06-30
AMMO, INC.
filed 2020-08-19
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMMO, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(Unaudited)

ASSETS
Current Assets:
Cash	$1,017,513	$884,274
Accounts receivable, net of allowance for doubtful account of $78,154 at June 30, 2020 and $62,248 at March 31, 2020	4,134,517	3,004,839
Stock subscription receivable	1,840,910	-
Due from related parties	15,657	15,807
Inventories, at lower cost or net realizable value, principally average cost method	6,518,757	4,408,073
Prepaid expenses	630,103	844,117
Total Current Assets	14,157,457	9,157,110

Equipment, net of accumulated depreciation of $3,736,734 at June 30, 2020 and $3,060,681 at March 31, 2020	16,842,158	18,046,329

Other Assets:
Deposits	372,755	216,571
Licensing agreements, net of accumulated amortization of $170,833 at June 30, 2020 and $158,833 at March 31, 2020	79,167	91,667
Patents, net of accumulated amortization of $684,431 at June 30, 2020 and $561,096 at March 31, 2020	6,389,574	6,512,909
Other Intangible Assets, net of accumulated amortization of $1,853,946 at June 30, 2020 and $1,496,833 at March 31, 2020	3,292,291	3,649,404
Right of Use Assets - Operating Leases	2,603,745	3,431,746
TOTAL ASSETS	$43,737,147	$41,105,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,656,650	$5,197,354
Factoring liability	1,907,788	2,005,979
Accrued liabilities	2,467,085	1,619,619
Inventory credit facility	1,758,003	-
Note payable related party	391,536	434,731
Current portion of operating lease liability	480,470	-
Insurance premium note payable	200,214	329,724
Convertible promissory notes, net of note issuance cost of $127,944 at June 30, 2020 and $237,611 at March 31, 2020	2,372,056	2,262,389
Total Current Liabilities	13,233,802	11,849,796

Long-term Liabilities:
Contingent consideration payable	681,655	709,623
Notes payable related party	8,235,302	5,803,800
Paycheck protection program notes	1,051,985	-
Operating Lease Liability, net of current portion	2,176,119	3,483,724
Total Liabilities	25,378,863	21,846,943

Shareholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized 47,454,277 at June 30, 2020 and 46,204,139 shares issued and outstanding at March 31, 2020, respectively	47,453	46,204
Additional paid-in capital	55,421,865	53,219,834
Accumulated Deficit	(37,111,034)	(34,007,245)
Total Shareholders’ Equity	18,358,284	19,258,793
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,737,147	$41,105,736

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2020	2019

Net Sales
Ammunition Sales	$6,411,668	$1,141,499
Casing Sales	3,248,302	3,157,081
	9,659,970	4,298,580
Cost of Goods Sold, for the three months ended June 30, 2020 and 2019 includes depreciation and amortization of $758,502, and $613,569, respectively, and federal excise taxes of $641,123, and $114,285, respectively	8,588,565	4,951,796
Gross Margin	1,071,405	(653,216)

Operating Expenses
Selling and marketing	369,622	221,928
Corporate general and administrative	1,088,984	1,099,643
Employee salaries and related expenses	982,489	1,217,692
Depreciation and amortization expense	410,499	454,862
Loss on Jagemann Munition Components	1,000,000	-
Total operating expenses	3,851,594	2,994,125
Loss from Operations	(2,780,189)	(3,647,341)

Other Expenses
Interest income/(expense)	(323,600)	(194,061)
Total other expenses	(323,600)	(194,061)

Loss before Income Taxes	(3,103,789)	(3,841,402)

Provision for Income Taxes	-	-

Net (Loss)	$(3,103,789)	$(3,841,402)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	46,247,654	44,577,950
(Loss) per share	$(0.07)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months Ended June 30, 2020

(Unaudited)

	Common Shares		Additional	Accumulated
	Number	Par Value	Paid-In Capital	Deficit	Total

Balance as of March 31, 2020	46,204,139	$46,204	$53,219,834	$(34,007,245)	$19,258,793

Common stock issued for cash	1,000,000	1,000	1,749,000	-	1,750,000
Common stock issued for exercised warrants	60,607	60	121,154	-	121,214
Common stock issued for cashless warrant exercise	279	-	-	-	-
Common stock issued for services	8,336	8	(8)	-	-
Employee stock awards	180,916	181	255,119	-	255,300
Stock grants	-	-	76,766	-	76,766
Net loss	-	-	-	(3,103,789)	(3,103,789)

Balance as of June 30, 2020	47,454,277	$47,453	$55,421,865	$(37,111,034)	$18,358,284

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net Loss	$(3,103,789)	$(3,841,402)
Adjustments to reconcile Net Loss to Net Cash used in operations:
Depreciation and amortization	1,169,001	1,068,431
Debt discount amortization	109,667	24,144
Employee stock awards	255,300	333,250
Stock grants	76,766	201,512
Stock for services	-	200,000
Contingent consideration payable fair value	(27,968)	-
Interest on convertible promissory notes	-	18,226
Allowance for doubtful accounts	15,906	(103,644)
Reduction in right of use asset	90,321	117,243
Loss on Jagemann Munition Components	1,000,000	-
Changes in Current Assets and Liabilities
Accounts receivable	(1,145,584)	(1,628,595)
Due to (from) related parties	150	(14,993)
Inventories	(2,110,684)	(780,524)
Prepaid expenses	214,014	149,521
Deposits	(156,184)	(25,099)
Accounts payable	1,095,093	2,515,743
Accrued liabilities	847,466	135,949
Operating lease liability	(89,455)	(117,243)
Net cash used in operating activities	(1,759,980)	(1,747,481)

Cash flows from investing activities
Purchase of equipment	(471,882)	(250,449)
Net cash used in investing activities	(471,882)	(250,449)

Cash flow from financing activities
Proceeds from inventory facility	1,758,003	-
Proceeds from factoring liability	6,952,000	-
Payments on factoring liability	(7,050,191)	-
Proceeds from paycheck protection program notes	1,051,985	-
Payments on note payable - related party	(247,490)	(1,500,000)
Payments on insurance premium note payment	(129,510)	(76,866)
Proceeds from note payable related party issued	-	375,000
Contingent consideration payment	-	(50,000)

(Continued)

AMMO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2020	2019

Common stock issued for exercised warrants	30,304	-
Sale of common stock	-	1,797,100
Common stock issuance costs	-	(189,567)
Net cash provided by financing activities	2,365,101	355,667

Net increase/(decrease) in cash	133,239	(1,642,263)
Cash, beginning of period	884,274	2,181,246
Cash, end of period	$1,017,513	$538,983

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$160,195	$2,038
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock subscription receivable	1,840,910	-
Additional paid-in capital	(1,839,865)	-
Common stock	(1,045)	-
Accounts payable	(2,635,797)	-
Note payable related party	2,635,797	-
Right of use assets - operating leases	(737,680)	(4,406,922)
Operating lease liability	737,680	4,406,922
Convertible promissory note	-	(300,000)
Convertible promissory note conversion	-	300,000
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and March 31, 2020

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $3,103,789 and $3,841,402 for the three months ended June 30, 2020 and 2019, respectively. Net cash used in operating activities was $1,759,980 and $1,747,841 for the three months ended June 30, 2020 and 2019, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2020, the Company’s accumulated deficit was $37,111,034. The Company has limited capital resources, and operations to date have been funded with the proceeds from equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern for the period ended a year from the date the financial statements are issued.

The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of equity offerings, and debt financings. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected. See Note 14 for additional equity and debt proceeds received subsequent to June 30, 2020

AMMO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2020. The results for the three month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended June 30, 2020 and 2019, (b) the financial position at June 30, 2020, and (c) cash flows for the three month periods ended June 30, 2020 and 2019.

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

AMMO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At June 30, 2020 and March 31, 2020, we reserved $78,154 and $62,248, respectively, of allowance for doubtful accounts.

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

Amortization expense for the license agreements for the three months ended June 30, 2020 and 2019 was $12,500.

Patents

On September 28, 2017, AMMO Technologies Inc. (“ATI”), an Arizona corporation, which is 100% owned by us, merged with Hallam, Inc, a Texas corporation, with ATI being the survivor. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette. The license was formally amended and assigned to AMMO Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Agreement. Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028. Patent amortization expense for the three months ended June 30, 2020 and 2019 was $21,269.

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the three months ended June 30, 2020 and 2019, the Company accrued $24,759 and $2,558 respectively under this agreement.

AMMO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 5, 2018, we completed the acquisition of SW Kenetics Inc. ATI succeeded all of the assets of SW Kenetics, Inc. and assumed all of the liabilities.

The primary asset of SW Kenetics Inc. was a pending patent for modular projectiles. All rights to patent pending application were assigned and transferred to AMMO Technologies, Inc. pursuant to Intellectual Property Rights Agreement on September 27, 2018. Patent amortization expense for the three months ended June 30, 2020 and 2019 was $102,066 and $35,119, respectively

We intend to continue building our patent portfolio to protect our proprietary technologies and processes, and will file new applications where appropriate to preserve our rights to manufacture and sell our branded lines of ammunition.

Other Intangible Assets

On March 15, 2019, Enlight Group II, LLC d/b/a Jagemann Munition Components, a wholly owned subsidiary of AMMO, Inc., completed its acquisition of assets of Jagemann Stamping Company’s ammunition casing manufacturing and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement. The intangible assets acquired include a tradename, customer relationships, and intellectual property. For the three months ended June 30, 2020 and 2019, amortization of the other intangibles assets was $357,113 and $416,869, respectively recognized in depreciation and amortization expense.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three months ended June 30, 2020 and 2019.

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

For the three months ended June 30, 2020 and 2019, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	For the Three Months Ended June 30, 2020		For the Three Months Ended June 30, 2019
PERCENTAGES	Revenues	Accounts Receivable	Revenues	Accounts Receivable

Customers:
A	14.9%	11.9%	10.5%	-
B	10.6%	16.6%	-	-
C	-	-	25.9%	34.6%
	25.5%	28.5%	36.4%	34.6%

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

	For the Three Months Ended
	June 30, 2020	June 30, 2019
Ammunition Sales	$6,411,668	$1,141,499
Ammunition Casings Sales	3,248,302	3,157,081
Total Sales	$9,659,970	$4,298,580

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell direct to customers online. In contrast, our ammunition casings products are sold to manufacturers.

Advertising Costs

We expense advertising costs as they are incurred. We incurred advertising of $87,167 and $94,213 for the three months ended June 30, 2020 and 2019, respectively.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). There were 180,916 shares of common stock issued to employees, members of the Board of Directors, and members of the Advisory Committee for services during the quarter ended June 30, 2020.

Effective April 1, 2020, we entered into an employment agreement with Robert D. Wiley, Chief Financial Officer, that included, among other provisions, an equity grant of 33,333 shares of restricted common stock each year for three years that vests at the rate of 8,333 shares per quarter. The compensation value is being recognized on a straight-line basis each year over the three-year period covered by the agreement.

From September 2018 through March 2020, we entered into six separate employment agreements that included in total, among other provisions, equity grants of 473,332 shares of restricted common stock that vests annually over the next three years. The total compensation value is being recognized on a straight-line basis over the periods covered by each agreement, up to four years.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2020, our bank account balances exceeded federally insured limits.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. On September 24, 2019, the Company received notice that a former employee that had voluntarily terminated filed a complaint against the Company, and certain individuals, with the U.S. Department of Labor (“DOL”). The Complaint in alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such disclosures, the individual experienced a hostile work environment; that the Company lacks sufficient controls internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the shareholders. The claims were investigated by a newly appointed Special Investigative Committee made of up independent directors represented by special independent legal counsel. The Special Investigative Committee and legal counsel found the material claims were unsubstantiated, including those concerning alleged SEC violations, and recommended enhancements to certain corporate governance charter documents and processes which the Company promptly implemented. The matter is currently the subject of administrative investigation by the DOL via the Occupational Safety and Health Administration. The Company filed a timely Position Statement with the DOL in October of 2019 in response to the Complaint. The Company disputes the allegations of wrongdoing and believes the matters raised in the Complaint are without merit and therefore has and will continue to aggressively defend its interests in this matter. On February 4, 2020, the Company filed suit against a former employee for violating merger agreements with SW Kenetics, Inc., employment agreements, and by unlawfully retaining property belonging to the Company following their termination. On March 11, 2020, the former employee filed a counterclaim against the Company citing breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and declaratory judgement. The Company plans to aggressively pursue its offensive claims in order to recover economic damages as a result of its claims while seeking dismissal of the counterclaim. There were no other known contingencies at June 30, 2020.

AMMO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Common Share

We calculate basic loss per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants, using various methods, such as the treasury stock or modified treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 8,441,798 shares of common stock. All weighted average numbers were adjusted for the reverse stock split and merger transaction. Due to the loss from operations in the three months ended June 30, 2020 and 2019, there are no common shares added to calculate the dilutive EPS for those periods as the effect would be antidilutive. The Company excluded warrants of 8,441,798 and 8,646,216 for the three months ended June 30, 2020 and 2019, respectively, from the weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

NOTE 4 – INVENTORIES

At June 30, 2020 and March 31, 2020, the inventory balances are composed of:

	June 30, 2020	March 31, 2020
Finished product	$781,319	$1,916,418
Raw materials	3,916,412	1,771,006
Work in process	1,821,026	720,650

	$6,518,757	$4,408,073

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

AMMO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consisted of the following at June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
Leasehold Improvements	$118,222	$118,222
Furniture and Fixtures	87,790	87,790
Vehicles	103,511	103,511
Equipment	20,049,917	19,578,035
Tooling	126,190	126,190
Construction in Progress	93,262	1,093,262
Total property and equipment	$20,578,892	$21,107,010
Less accumulated depreciation	(3,736,734)	(3,060,681)
Net property and equipment	16,842,158	18,046,329

Depreciation Expense for the three months ended June 30, 2020 and 2019 totaled $676,053 and $582,674, respectively.

NOTE 6 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. As of June 30, 2020, the outstanding balance of the Factoring Liability was $1,907,788. Interest expense recognized on the Factoring Liability was $114,060, including $37,500 of amortization of the commitment fee. There was no interest expense for the three month period ending June 30, 2019 as this transaction was not yet consummated.

On June 17, 2020, this agreement was amended which extended the maturity date to June 17, 2022.

NOTE 7 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. As of June 30, 2020, the outstanding balance of the Inventory Credit Facility was $1,758,003. Interest expense recognized on the Inventory Credit Facility was $7,490, including $2,917 of amortization of the annual fee. There was no interest expense for the three month period ending June 30, 2019 as this transaction was not yet consummated.

NOTE 8 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale and Payson, AZ and Manitowoc, WI under contracts we classify as operating leases. None of our leases are financing leases. The Payson lease has an option to renew for five years. As of June 30, 2020, we are fairly certain that we will exercise the renewal option, and we have included such renewal option in the lease liabilities and the disclosures herein. The Scottsdale lease does not include a renewal option. As of June 26, 2020, the Company entered into an amended agreement that modified the Manitowoc lease to monthly payments of $34,071 and decrease the term to March 2025. The agreement does not contain a renewal option. Accordingly, we modified our Right of Use Assets and Operating Lease Liabilities by $737,680.

As of June 30, 2020, the total Right of Use Assets and Operating Lease Liabilities on the Balance Sheet were $2,603,745 and $2,656,589, respectively. The Operating Lease Liabilities were net of current portions of $480,470 at June 30, 2020.

Consolidated lease expense for the three months ended June 30, 2020 was $184,769 including $176,673 of operating lease expense and $8,095 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

AMMO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease term and weighted average discount rate for operating leases were 4.7 years and 10.0%, respectively.

Futures minimum lease payments under non-cancellable leases as of June 30, 2020 are as follows:

Years Ended March 31,
2021 (1)	542,627
2022	732,111
2023	742,108
2024	684,836
Thereafter	639,988
3,341,670
Less: Amount Representing Interest	(685,081)
$2,656,589

(1)	This amount represents future lease payments for the remaining nine months of fiscal year 2021. It does not include any lease payments for the three months ended June 30, 2020.

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

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

The Company analyzed embedded conversion options of the convertible notes at issuance to determine whether the embedded conversion options should be bifurcated and accounted for as derivative liabilities or if the embedded conversion options contain a beneficial conversion feature. The Company notes that this determination must be performed at each balance sheet date and makes it possible for certain instruments to be reclassified between debt and equity at different points in their life. The Company determined that it will defer recognition of its accounting until such notes become convertible. Additionally, the Company determined that the embedded conversion options do not require bifurcation and treatment as derivative liabilities, but they included contingent beneficial conversion features that are indeterminable on the commitment date. The Company notes the embedded conversion options will be accounted for and recognized, if necessary, when the contingencies are resolved (the date of a Qualified Financing or during the 10 days prior to the Maturity Date). Through June 30, 2020, a Qualified Financing had not occurred and the Note is not yet convertible under the Voluntary Conversion Option and, as a result, the contingencies have not been resolved, such that the Company concluded that no measurement or recognition of the beneficial conversion feature was required as of June 30, 2020.

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

As of June 30, 2020, the key terms of the investor and placement agent warrants are still unknown such that there is still no grant of the warrants for accounting purposes. The Company will determine the fair value of the warrants at the time the key terms of the Warrants become known and the Warrants are issued.

AMMO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTES PAYABLE – RELATED PARTY

In connection with the acquisition of the casing division of Jagemann Stamping Company, a $10,400,000 promissory note was executed. The promissory note, under which $500,000 was paid on March 25, 2019 using funds raised for the acquisition, had a remaining balance at March 31, 2019 of $9,900,000. On April 30, 2019, the original due date of the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly. In May of 2019, the Company paid $1,500,000 on the balance of the note. As of June 30, 2020, we recognized interest of $25,949 related to the note. The note is secured by all the equipment purchased from Jagemann Stamping Company.

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

On June 26, 2020, the Company, Enlight Group II, LLC (“Enlight”), the Company’s wholly owned subsidiary and Jagemann Stamping Company’s (“JSC”) entered into a Settlement Agreement pursuant to which the parties mutually agreed to settle all disputes and mutually release each other from liabilities related to the Amended APA occurring prior to June 26, 2020. Pursuant to the Settlement Agreement, the Company shall pay JSC $1,269,977 and shall provide JSC with: (i) two new promissory notes, a note of $5,803,800 related to the Seller Note and note of $2,635,797 for inventory and services, which was reclassed from accounts payable, both with a maturity date of August 15, 2021, (ii) general business security agreements granting JSC a security interest in all personal property of the Company. Pursuant to the Notes, the Company is obligated to make monthly payments totaling $204,295 to JSC. In addition, the Notes have a mandatory prepayment provision that comes into effect if the Company conducts a publicly registered offering. Pursuant to such provision, the Company: (a) upon the closing of an Offering of less than $10,000,000 would be obligated to pay the lesser of ninety percent (90%) of the Offering proceeds or seventy (70%) of the then aggregate outstanding balance of the Notes; and (b) upon the closing of an Offering of more than $10,000,000 would be obligated to pay one hundred percent (100%) of the then aggregate outstanding balance of the Notes. The Company was granted an option to repurchase up to 1,000,000 of the shares of the Company’s common stock issued to JSC under the Amended APA at a price of $1.50 per share through April 1, 2021 so long as there are no defaults under the Settlement Agreement. The total balance of the two Notes due to JSC as of June 30, 2020 is $8,235,302.

As a result of the Settlement Agreement, the Company agreed to not receive $1,000,000 in Construction in Progress that the parties had previously agreed to exchange. As a result, the Company recognized a loss in operating expenses for the three months ended June 30, 2020.

On May 3, 2019, the Company entered into a promissory note of $375,000 with a shareholder of the Company. The original interest rate was the applicable LIBOR Rate. The promissory note has since been amended and the balance at June 30, 2020 was $260,000. The note’s original a maturity date of August 3, 2019 was extended to September 18, 2020. The amended note bears interest at 1.25% per month. The Company made $18,195 in principal payments in the three months ended June 30, 2020. We recognized $10,002 of interest expenses related to the note during the three months ended June 30, 2020. Subsequent to June 30, 2020, the related party note and accrued interest was paid in full.

In December of 2019, the Company entered into a Promissory Note of $90,000 with Fred Wagenhals, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Note originally matured on June 12, 2020 and had an interest rate at the applicable LIBOR Rate. The promissory note has since been amended and the balance at June 30, 2020 was $131,536 and the amended maturity date is September 18, 2020. The Company made $25,000 in principal payments in the three months ended June 30, 2020. The amended note bears interest at 1.25% per month. We recognized $5,185 of interest expense on the note for the three months ended June 30, 2020. Subsequent to June 30, 2020, the related party note and accrued interest was paid in full.

AMMO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – PAYCHECK PROTECTION NOTES PAYABLE

In April of 2020, the Company determined it was necessary to obtain additional funds as a result of the foregoing uncertainty cause by COVID-19. The Company received approximately $1.0 million in funds through itself and its wholly owned subsidiary Jagemann Munition Components, which was established under the federal Coronavirus Aid, Relief, and Economic Security Act and is administered by the U.S. Small Business Administration. The Company received approximately $600,000 from Western State Bank and its wholly owned subsidiary, Jagemann Munition Components, received approximately $400,000 from BMO Harris. The Paycheck Protection Notes provide for an interest rate of 1.00% per year and matures two years after the issuance date. Principal and accrued interest are payable monthly in equal installments commencing on the date that is six months after the date funds are first disbursed on the loan and continuing through the maturity date, unless the Paycheck Protection Notes are forgiven. To be available for loan forgiveness, the Paycheck Protection Note may only be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that existed before February 15, 2020.

NOTE 12 – CAPITAL STOCK

During the three month period ended June 30, 2020, we issued 1,204,683 shares of common stock as follows:

●	1,000,000 shares were sold to investors for $1,750,000
●	60,607 shares were issued to investors for exercised warrants valued for $121,214
●	279 shares were issued for cashless exercise of 1,967 warrants
●	8,336 shares were issued for services provided to the Company value at $13,188
●	180,916 shares valued at $255,300 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

At June 30, 2020, we recorded a stock subscription receivable of $1,840,910 for 1,000,000 shares of Common Stock sold to an Investor for $1,750,000 or $1.75 per share and 45,455 shares issued to investors for exercised warrants at $2.00 per share for $90,910.

At June 30, 2020, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2020	8,504,372	$2.10	3.60
Granted	-	-	-
Exercised	(62,574)	2.00	-
Forfeited or cancelled	-	-	-
Outstanding at June 30, 2020	8,441,798	$2.10	3.32
Exercisable at June 30, 2020	8,441,798	$2.10	3.32

As of June 30, 2020, we had 8,441,798 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 966,494 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 4,579,171 shares of our Common Stock at an exercise price of $2.00 per share over the next three to five years; and (3) warrants to purchase 2,896,133 shares of Common Stock at an exercise price of $2.40 over the next five years.

NOTE 13 – INCOME TAXES

As of June 30, 2020, we had net operating loss carryforwards of approximately $31,116,173, which will expire beginning at the end of 2036. A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income.

The Company’s effective tax rates were 0% and 0% for the three months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020 and 2019, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended December 31, 2016, December 31, 2017 and March 31, 2018, 2019, and 2020 are subject to audit.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to June 30, 2020, the Company issued 11,500 shares of Common Stock to employees for $14,375 or $1.25 per share. Additionally, the Company issued 157,143 shares of Common Stock to an investor for $275,000 or $1.75 per share.

On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000.

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

Results of Operations

Our financial results For the three months ended June 30, 2020 reflect our newly positioned organization. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider. Although we continue to focus on growing our top line revenue, and streamlining our operations, we did experience a decline in our gross profit margin For the three months ended June 30, 2020. This was the result of a significant increase in depreciation and amortization expenses related to the addition of assets from the acquisition of Jagemann Stamping Company’s ammunition casing, projectile manufacturing, and sales operations (“Jagemann Casings”), sales of products that carry lower margins, as well as increases to costs of raw materials and overhead.

The following table presents summarized financial information taken from our consolidated statements of operations for the three months ended June 30, 2020 compared with the three months ended June 30, 2019:

	For the Three Months Ended
	June 30, 2020	June 30, 2019

Net Sales	$9,659,970	$4,298,580
Cost of Products Sold	8,588,565	4,951,796
Gross Margin	1,071,405	(653,216)
Sales, General & Administrative Expenses	3,851,594	2,994,125
Loss from Operations	(2,780,189)	(3,647,341)
Other income (expense)
Other income (expense)	(323,600)	(194,061)
Loss before provision for income taxes	$(3,103,789)	$(3,841,402)
Provision for income taxes		-
Net Loss	$(3,103,789)	$(3,841,402)

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

Adjusted EBITDA

	For the Three Months Ended
	June 30, 2020	June 30, 2019

Reconciliation of GAAP net income to Adjusted EBITDA
Net (Loss)	$(3,103,789)	$(3,841,402)
Depreciation and amortization	1,169,001	1,068,431
Loss on Jagemann Munition Components	1,000,000	-
Interest expense, net	323,600	194,061
Employee stock awards	255,300	333,250
Stock grants	76,766	201,512
Stock for services	-	200,000
Contingent consideration fair value	(27,968)	-
Adjusted EBITDA	$(307,090)	$(1,844,148)

Adjusted EBITDA is a non-GAAP financial measures that displays our net loss, adjusted to eliminate the effect of certain items as described below.

We have excluded the following non-cash expenses from our non-GAAP financial measures: depreciation and amortization, loss on purchase, share-based compensation expenses, and changes to the contingent consideration fair value. We believe it is useful to exclude these non-cash expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the three months ended June 30, 2020 and June 30, 2019. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™, One Precise Shot (OPS), Night Ops, Jeff Rann, and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries much lower gross margins.

	For the Three Months Ended
	June 30, 2020	June 30, 2019
Proprietary Ammunition	$1,895,141	$198,296
Standard Ammunition	4,516,527	943,203
Ammunition Casings	3,248,302	3,157,081
Total Sales	$9,659,970	$4,298,580

Sales for the three months ended June 30, 2020 increased 125% or $5,361,390, over the three months ended June, 2019. This increase was the result of $3,573,324 of respective increased sales in bulk pistol and rifle ammunition, an increase of $1,696,845 of respective sales of Proprietary Ammunition and an increase of $91,221 of sales from our recently acquired casing operations. Management expects the sales of Proprietary Ammunition to outpace the sales of our Standard Ammunition.

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

Sales outside of the United States require licenses and approval from either the U.S. Department of Commerce or the U.S. State Department, which typically takes approximately 30 days to receive. On July 21, 2020, we renewed our registration with the International Traffic in Arms Regulations (ITAR), which remains valid through the report date. This permits the Company to export and broker ammunition and other controlled items covered under ITAR.

Cost of Goods Sold

Cost of goods sold increased by approximately $3.6 million from $5.0 million to $8.6 million, respectively for the three months ended June 30, 2020 compared with the three months ended June 30, 2019. This was the result of a significant increase to non-cash depreciation related to our newly acquired casing operations, expensing of increased labor, overhead, and raw materials used to produce finished product during 2020 as compared to 2019. As a percentage of sales, cost of goods sold decreased by 22.8% when comparing the three months ended June 30, 2020 to the three months ended June 30, 2019.

Gross Margin

Our gross margin percentage increased to 11.1% from -15.2% during the three months ended June 30, 2020 as compared to the same period in 2019. This was a result of increased sales covering our covering allowing us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense.

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

Operating Expenses

Overall, for the three months ended June 30, 2020, our operating expenses increased by approximately $857,000 over the three months ended June 30, 2019, and decreased as a percentage of sales from 69.7% for the three months ended June 30, 2019 to 39.9% for the three months ended June 30, 2020. The increase was mainly related to a non-cash adjustment to recognize a loss on $1,000,000 of Construction in Progress that the Company had previously agreed to exchange with Jagemann Stamping Company. Our operating expenses included of non-cash amortization expense of approximately $410,000 for the three months ended June 30, 2020. Our operating expenses consisted of cost for the expansion our sales and support team, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, board members, and key consultants for the organization during the period, and trade show and marketing costs associated with introducing our lines of ammunition. Operating expenses for the three months ended June 30, 2020 and 2019 periods included noncash expenses of approximately $1.7 million and $1.1 million, respectively. We also experienced increases as a result of new investor and public relations programs, and professional fees associated with our acquisition activity, our public filings, and our efforts to uplist the Company from the OTC to a national exchange. We expect to see administrative expenditures to continue to decrease as a percentage of sales in the 2021 fiscal year, as we leverage our work force and expand our sales opportunities.

During the three months ended June 30, 2020, our selling and marketing expenses increased by approximately $148,000. The increase was related to commission from on the sale of our products.

Our corporate general & administrative expenses decreased approximately $10,000 in the three months ended June 30, 2020 from the comparable prior period mainly due to decreased professional and legal fees in comparison to the prior period and increased general corporate expenses.

Employee salaries and related expenses decreased approximately $235,000 for the three months ended June 30, 2020 compared to the comparable period ended in 2019. This was a result of decreased expenses related to employee stock compensation of approximately $200,000.

Depreciation and amortization expenses for the three months ended June 30, 2020 decreased by $44,363 from the comparable prior period due to reduced amortization expenses in connection with the adjusted purchase price of our newly acquired subsidiary, Jagemann Munition Components.

Interest and Other Expenses

For the three months ended June 30, 2020, interest expense increased by approximately $130,000 compared with the comparable three months ended June 30, 2019. The change from the prior period was mainly due to approximately $160,000 of interest expense and debt discount amortization related to Convertible Promissory Notes. Additionally, for the three months ended June 30, 2020, we recognize a loss on the purchase of Jagemann Munition Components for construction in progress that will no longer be transferred to the Company.

Net Loss

As a result of higher production, selling, and payroll expenses, and the loss on Jagemann Munition Components, we ended the three months ended June 30, 2020 with a net loss of approximately $3.1 million compared with a net loss of approximately $3.8 million for the three months ended June 30, 2019.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of June 30, 2020, we had $1,017,513 of cash and cash equivalents, an increase of $133,239 from March 31, 2020.

Working Capital is summarized and compared as follows:

	June 30, 2020	March 31, 2020
Current assets	$14,157,457	$9,157,110
Current liabilities	13,233,802	11,849,796
	$923,655	$(2,692,686)

Changes in cash flows are summarized as follows:

Operating Activities

For the three months ended June 30, 2020, net cash used in operations totaled $1,759,980. This was primarily the result of a net loss of $3,103,789, increases in our period end inventories and accounts receivable of $2,110,684 and $1,145,584, respectively, increases in accounts payable and accrued liabilities of $1,095,093 and $847,466, respectively, and a loss on Jagemann Munition Components of $1,000,000. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of $1,169,001, employee stock compensation of $255,300, and stock grants totaling $76,766.

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

Investing Activities

During three months ended June 30, 2020, we used $471,882 in net cash for investing activities to purchase fixed assets such as new production equipment.

During the three months ended June 30, 2019, we used $250,449 in net cash for investing activities to purchase fixed assets such as new production equipment and leasehold improvements to expand production at our Payson, Arizona manufacturing facility, to acquire end cap displays for the sale of our product at retailers.

Financing Activities

During the three months ended June 30, 2020, net cash provided by financing activities was $2,365,101. This was the net effect of $1,758,003 generated from our Inventory Credit Facility, and proceeds from our note payable. Additionally, $6,952,000 was generated from accounts receivable factoring, which was offset by payments of $7,050,191. Approximately $247,490 of cash was use for payments on related party notes payable, $129,510 toward our insurance premium note payable.

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

Contractual Obligations

The Company’s contractual obligations by maturity as of June 30, 2020 are as follows:

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 years
Operating Leases	$2,908,290	$542,627	$1,358,651	$1,007,012	-
Related Party Note Payable (1)	8,999,752	2,451,540	6,548,212	-	-
Contingent Consideration Payable (2)	900,000	-	900,000	-	-
	$12,808,042	$2,994,167	$8,808,863	$1,007,012	-

(1) Related Party Note Payable includes interest expenses of approximately $764,450.

(2) Contingent consideration is to be paid upon achievement of specific milestones. The date of payment included herein is based upon management estimates.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

Inventory

We state inventories at the lower of cost and net realizable value. We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead. We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories. These provisions are based on our best estimates. At June 30, 2020, and June 30, 2019, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three months ended June 30, 2020 and 2019, we recognized $641,123 and $114,285, respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable, and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures not effective. Our controls were ineffective due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties (ii) ineffective corporative governance controls (iii) controls that may not be adequately designed or operating effectively and (iv) ineffective or delayed communication of certain contracts entered into in the ordinary course of business, whether written or oral. Despite the existence of material weaknesses, The Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended June 30, 2020, in accordance with U.S. GAAP.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Quarterly period from April 1, 2020 to June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

The authorized capital of the Company is 200,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Preferred Stock with a $0.001 par value per share. During the Quarterly period from April 1, 2020 to June 30, 2020, 1,000,000 shares of common stock valued at a total of $1,750,000 or approximately $1.75 per share were sold to an investor. The Company issued 180,916 shares of Common Stock to employees for compensation for a total value of $255,300. Additionally, 8,336 shares of our common stock for services produce to the Company for a total value of $13,188 or $1.58 per share.

The previously mentioned securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and Regulation D thereunder.

2. Subsequent Issuances:

Subsequent to June 30, 2020, the Company issued 11,500 shares of Common Stock to employees for $14,375 or $1.25 per share. Additionally, the Company issued 157,143 shares of Common Stock to an investor for $275,000 or $1.75 per share.

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

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: August 19, 2020	By:	Fred W. Wagenhals, Chief Executive Officer

/s/ Rob Wiley
Dated: August 19, 2020	By:	Rob Wiley, Chief Financial Officer

