Form 10-Q
period 2020-09-30
AMMO, INC.
filed 2020-11-13
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 14, 2020, there were 50,592,311 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMMO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(Unaudited)

ASSETS
Current Assets:
Cash	$3,413,710	$884,274
Accounts receivable, net of allowance for doubtful account of $85,419 at September 30, 2020 and $62,248 at March 31, 2020	5,331,298	3,004,839
Due from related parties	15,657	15,807
Inventories, at lower cost or net realizable value, principally average cost method	7,603,031	4,408,073
Prepaid expenses	1,035,322	844,117
Total Current Assets	17,399,018	9,157,110

Equipment, net of accumulated depreciation of $4,369,737 at September 30, 2020 and $3,060,681 at March 31, 2020	17,917,453	18,046,329

Other Assets:
Deposits	277,801	216,571
Licensing agreements, net of accumulated amortization of $183,333 at September 30, 2020 and $158,833 at March 31, 2020	66,667	91,667
Patents, net of accumulated amortization of $807,766 at September 30, 2020 and $561,096 at March 31, 2019	6,266,239	6,512,909
Other Intangible Assets, net of accumulated amortization of $2,211,057 at September 30, 2020 and $1,496,833 at March 31, 2020	2,935,180	3,649,404
Right of Use Assets - Operating Leases	2,488,861	3,431,746
TOTAL ASSETS	$47,351,219	$41,105,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,477,570	$5,197,354
Factoring liability	2,074,621	2,005,979
Accrued liabilities	2,765,070	1,619,619
Inventory credit facility	2,250,000	-
Current portion of operating lease liability	495,102	375,813
Insurance premium note payable	286,030	329,724
Convertible promissory notes, net of note issuance cost of $18,278 at September 30, 2020 and $237,611 at March 31, 2020	2,481,722	2,262,389
Note payable related party	-	434,731
Total Current Liabilities	14,830,115	12,225,609

Long-term Liabilities:
Contingent consideration payable	652,265	709,623
Notes payable related party	11,275,298	5,803,800
Paycheck protection program notes	1,051,985	-
Operating Lease Liability, net of current portion	2,047,470	3,107,911
Total Liabilities	29,857,133	21,846,943

Shareholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized 48,324,347 and 46,204,139 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	48,323	46,204
Additional paid-in capital	56,895,422	53,219,834
Accumulated deficit	(39,449,659)	(34,007,245)
Total Shareholders’ Equity	17,494,086	19,258,793
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,351,219	$41,105,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019

Net Sales
Ammunition sales	$8,741,280	$1,315,756	$15,152,948	$2,457,255
Casing sales	3,271,592	1,638,799	6,519,894	4,795,880
	12,012,872	2,954,555	21,672,842	7,253,135
Cost of Goods Sold, for the three and six months ended September 30, 2020 and 2019 includes depreciation and amortization of $780,150, $723,237, $1,538,652, and $1,336,806 respectively, and federal excise taxes of $864,570, $121,318, $1,505,693, and $235,603, respectively	10,723,246	3,672,599	19,311,811	8,624,395
Gross Margin	1,289,626	(718,044)	2,361,031	(1,371,260)

Operating Expenses
Selling and marketing	332,430	287,647	702,052	509,575
Corporate general and administrative	1,077,194	954,350	2,166,178	2,053,993
Employee salaries and related expenses	1,174,257	834,516	2,156,746	2,052,208
Depreciation and amortization expense	415,685	450,380	826,184	905,242
Loss on purchase	-	-	1,000,000	-
Total operating expenses	2,999,566	2,526,893	6,851,160	5,521,018
Loss from Operations	(1,709,940)	(3,244,937)	(4,490,129)	(6,892,278)

Other Expenses
Other income/(expense)	(186,600)	-	(186,600)	-
Interest income/(expense)	(442,085)	(199,323)	(765,685)	(393,384)
Total other expenses	(628,685)	(199,323)	(952,285)	(393,384)

Loss before Income Taxes	(2,338,625)	(3,444,260)	(5,442,414)	(7,285,662)

Provision for Income Taxes	-		-	-

Net Loss	$(2,338,625)	$(3,444,260)	$(5,442,414)	$(7,285,662)

Loss per share
Basic and fully diluted:
Weighted average number of shares outstanding	47,790,105	45,416,153	47,023,094	44,999,342
Loss per share	$(0.05)	$(0.08)	$(0.12)	$(0.16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

	Common Shares		Additional Paid-In	Accumulated
	Number	Par Value	Capital	(Deficit)	Total

Balance as of March 31, 2020	46,204,139	$46,204	$53,219,834	$(34,007,245)	$19,258,793

Common stock issued for cash	1,663,215	1,664	2,880,207	-	2,881,871
Common stock issued for exercised warrants	121,213	120	242,305	-	242,425
Common stock issued for cashless warrant exercise	279	-	-	-	-
Common stock issuance costs	-	-	(70,000)	-	(70,000)
Common stock issued for services	8,336	8	(8)	-	-
Employee stock awards	327,165	327	475,409	-	475,736
Stock grants	-	-	147,675	-	147,675
Net loss	-	-	-	(5,442,414)	(5,281,214)

Balance as of September 30, 2020	48,324,347	$48,323	$56,895,422	$(39,449,659)	$17,494,086

	Common Shares		Additional Paid-In	Accumulated
	Number	Par Value	Capital	(Deficit)	Total

Balance as of March 31, 2019	44,013,075	$44,013	$48,935,485	$(19,450,565)	$29,528,933

Common stock issued for cash	1,232,770	1,233	2,464,307	-	2,465,540
Common stock issued for convertible notes	127,291	127	318,099	-	318,226
Common stock issuance costs	-	-	(285,981)	-	(285,981)
Common stock issued for services	63,492	63	199,937	-	200,000
Employee stock awards	315,000	315	506,185	-	506,500
Stock grants	-	-	379,694	-	379,694
Net loss	-	-	-	(7,285,662)	(7,285,662)

Balance as of September 30, 2019	45,751,628	$45,751	$52,517,726	$(26,736,227)	$25,827,250

For the Six Months Ended September 30, 2020 and 2019

(Unaudited)

	Common Shares		Additional Paid-In	Accumulated
	Number	Par Value	Capital	(Deficit)	Total

Balance as of June 30, 2020	47,454,277	$47,453	$55,421,865	$(37,111,034)	$18,358,284

Common stock issued for cash	663,215	664	1,131,207	-	1,131,871
Common stock issued for exercised warrants	60,606	60	121,151	-	121,211
Common stock issued for cashless warrant exercise	-	-	-	-	-
Common stock issuance costs	-	-	(70,000)	-	(70,000)
Common stock issued for services	-	-	-	-	-
Employee stock awards	146,249	146	220,290	-	220,436
Stock grants	-	-	70,909	-	70,909
Net loss	-	-	-	(2,338,625)	(2,177,425)

Balance as of September 30, 2020	48,324,347	$48,323	$56,895,422	$(39,449,659)	$17,494,086

	Common Shares		Additional Paid-In	Accumulated
	Number	Par Value	Capital	(Deficit)	Total

Balance as of June 30, 2019	45,269,908	$45,270	$51,594,749	$(23,291,967)	$28,348,052

Common stock issued for cash	334,220	334	668,106	-	668,440
Common stock issued for convertible notes	-	-	-	-	-
Common stock issuance costs	-	-	(96,414)	-	(96,414)
Common stock issued for services	-	-	-	-	-
Employee stock awards	147,500	147	173,103	-	173,250
Stock grants	-	-	178,182	-	178,182
Net loss	-	-	-	(3,444,260)	(3,444,260)

Balance as of September 30, 2019	45,751,628	$45,751	$52,517,726	$(26,736,227)	$25,827,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net Loss	$(5,442,414)	$(7,285,662)
Adjustments to reconcile Net Loss to Net Cash used by operations:
Depreciation and amortization	2,364,836	2,242,048
Debt discount amortization	219,333	24,144
Employee stock awards	475,736	506,500
Stock grants	147,675	379,694
Stock for services	-	200,000
Contingent consideration payable fair value	(57,358)	-
Interest on convertible promissory notes	-	18,226
Allowance for doubtful accounts	23,171	(103,644)
Reduction in right of use asset	205,205	-
Other (Income)/expense	25,400	-
Loss on Jagemann Munition Components	1,000,000	-
Changes in Current Assets and Liabilities
Accounts receivable	(2,349,630)	(1,189,573)
Due to (from) related parties	150	(32,376)
Inventories	(3,194,958)	(256,614)
Prepaid expenses	35,334	122,349
Deposits	(61,230)	(3,960)
Accounts payable	1,916,013	2,337,445
Accrued liabilities	1,145,451	60,788
Operating lease liability	(203,472)	-
Net cash used in operating activities	(3,750,758)	(2,980,635)

Cash flows from investing activities:
Purchase of equipment	(2,275,466)	(426,467)
Net cash used in investing activities	(2,275,466)	(426,467)

Cash flow from financing activities:
Proceeds from inventory facility	2,250,000	-
Proceeds from factoring liability	15,289,000	-
Payments on factoring liability	(15,220,358)	1,036,273
Proceeds from paycheck protection program notes	1,051,985	-
Proceeds from note payable related party issued	3,500,000	375,000
Payments on note payable - related party	(1,099,030)	(1,500,000)
Payments on insurance premium note payment	(270,233)	(201,238)

(Continued)

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2020	2019

Sale of common stock	2,881,871	2,465,540
Common stock issued for exercised warrants	242,425	-
Common stock issuance costs	(70,000)	(285,981)
Contingent consideration payment	-	(150,000)
Net cash provided by financing activities	8,555,660	1,739,594

Net increase/(decrease) in cash	2,529,436	(1,667,508)
Cash, beginning of period	884,274	2,181,246
Cash, end of period	$3,413,710	$513,738
	-
Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$447,105	$346,800
Income taxes	$-	$-

Non-cash investing and financing activities:
Accounts payable	(2,635,797)	-
Note payable related party	2,635,797	-
Right of use assets – operating leases	(737,680)	(4,288,208)
Operating lease liability	737,680	4,288,208
Insurance premium note payment	226,539	165,120
Prepaid expenses	(226,539)	(165,120)
Convertible promissory note	-	(300,000)
Convertible promissory note conversion	-	300,000
	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and March 31, 2020

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5,281,214 and $7,285,662 for the six months ended September 30, 2020 and 2019, respectively. Net cash used in operating activities was $3,750,758 and $2,980,635 for the six months ended September 30, 2020 and 2019, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2020, the Company’s accumulated deficit was $39,449,659. The Company has limited capital resources, and operations to date have been funded with the proceeds from equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern for the period ended a year from the date the financial statements are issued.

The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of equity offerings, and debt financings. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected. See Note 14 for additional equity and debt proceeds received subsequent to September 30, 2020.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The accompanying unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. Additionally, these condensed consolidated financial statements and related disclosures are presented pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2020. The results for the six month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended September 30, 2020 and 2019, (b) the financial position at September 30, 2020, and (c) cash flows for the six month period ended September 30, 2020 and 2019.

We use the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”) and all amounts are expressed in U.S. dollars. The Company has a fiscal year-end of March 31st.

Unless the context otherwise requires, all references to “Ammo”, “we”, “us”, “our,” or the “Company” are to AMMO, Inc., a Delaware corporation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of AMMO, Inc. and its wholly owned subsidiaries, Enlight Group II, LLC (d/b/a Jagemann Munition Components), SNI, LLC, AMMO Munitions, Inc. and AMMO Technologies, Inc. (inactive). All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, intangible assets, and stock-based compensation.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At September 30, 2020 and March 31, 2020, we reserved $85,419 and $62,248, respectively, of allowance for doubtful accounts.

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

Amortization expense for the license agreements for the three and six months ended September 30, 2020 and 2019 was $12,500 and $25,000, respectively.

Patents

On September 28, 2017, AMMO Technologies Inc. (“ATI”), an Arizona corporation, which is 100% owned by us, merged with Hallam, Inc, a Texas corporation, with ATI being the survivor. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette. The license was formally amended and assigned to AMMO Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Agreement. Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028. Patent amortization expense for the three months ended September 30, 2020 and 2019 was $21,268 and $21,269, respectively, and $42,537 and $42,538, respectively for the six months ended September 30, 2020 and 2019, respectively.

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a quarterly royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the six months ended September 30, 2020 and 2019, the Company accrued $50,803 and $11,317, respectively under this agreement.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 5, 2018, we completed the acquisition of SW Kenetics Inc. ATI succeeded all of the assets of SW Kenetics, Inc. and assumed all of the liabilities.

The primary asset of SW Kenetics Inc. was a pending patent for modular projectiles. All rights to patent pending application were assigned and transferred to AMMO Technologies, Inc. pursuant to Intellectual Property Rights Agreement on September 27, 2018. Patent amortization expense for the three months ended September 30, 2020 and 2019 was $102,067 and $35,119, respectively, and $204,133 and $137,186, respectively for the six months ended September 30, 2020 and 2019.

We intend to continue building our patent portfolio to protect our proprietary technologies and processes, and will file new applications where appropriate to preserve our rights to manufacture and sell our branded lines of ammunition.

Other Intangible Assets

On March 15, 2019, Enlight Group II, LLC d/b/a Jagemann Munition Components, a wholly owned subsidiary of AMMO, Inc., completed its acquisition of assets of Jagemann Stamping Company’s ammunition casing manufacturing and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement. The intangible assets acquired include a tradename, customer relationships, and intellectual property. For the three months ended September 30, 2020 and 2019, amortization of the other intangibles assets was $357,111 and $410,289, respectively, and $714,224 and $820,578, respectively for the six months ended September 30, 2020 and 2019 and recognized in depreciation and amortization expense.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three and six months ended September 30, 2020 and 2019.

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and six months ended September 30, 2020, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	Revenues at September 30, 2020		Accounts Receivable
PERCENTAGES	Three Months Ended	Six Months Ended	September 30, 2020	March 31, 2020

Customers:
A	14.7%	14.8%	17.2%	26.5%
B	-	-	18.1%	-
	14.7%	14.8%	35.3%	26.5%

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

	For the Three Months Ended		For the Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Ammunition Sales	$8,741,280	$1,315,756	$15,152,948	$2,457,255
Ammunition Casings Sales	3,271,592	1,638,799	6,519,894	4,795,880
Total Sales	$12,012,872	$2,954,555	$21,672,842	$7,253,135

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell direct to customers online. In contrast, our ammunition casings products are sold to manufacturers.

Advertising Costs

We expense advertising costs as they are incurred in selling and marketing expenses of operating expenses. We incurred advertising of $51,410 and $138,576 for the three and six months ended September 30, 2020, respectively and we incurred advertising expenses of $200,805 and $295,422 for the three and six months ended September 30, 2019, respectively.

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with ASC 718. There were 146,249 shares of common stock issued to employees, members of the Board of Directors, and members of the Advisory Committee for services during the quarter ended September 30, 2020.

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

Effective June 18, 2020, we entered into an employment agreement with Steve Hilko, Chief Operating Officer, that included, among other provisions, an equity grant of 33,333 shares of restricted common stock each year for three years that vests at the rate of 8,333 shares per quarter. The compensation value is being recognized on a straight-line basis each year over the three-year period covered by the agreement.

From September 2018 through September 2020, we entered into eight separate employment agreements that included in total, among other provisions, equity grants of 540,382 shares of restricted common stock that vests annually over the next three years. The total compensation value is being recognized on a straight-line basis over the periods covered by each agreement, up to four years.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2020, our bank account balances exceeded federally insured limits.

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued that may result in a loss to us but will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims and the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. On September 24, 2019, the Company received notice that a former employee that had voluntarily terminated filed a complaint against the Company, and certain individuals, with the U.S. Department of Labor (“DOL”). The Complaint in alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such disclosures, the individual experienced a hostile work environment; that the Company lacks sufficient controls internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the shareholders. The claims were investigated by a newly appointed Special Investigative Committee made of up independent directors represented by special independent legal counsel. The Special Investigative Committee and legal counsel found the material claims were unsubstantiated, including those concerning alleged SEC violations, and recommended enhancements to certain corporate governance charter documents and processes which the Company promptly implemented. The matter is currently the subject of administrative investigation by the DOL via the Occupational Safety and Health Administration. The Company filed a timely Position Statement with the DOL in October of 2019 in response to the Complaint. The Company disputes the allegations of wrongdoing and believes the matters raised in the Complaint are without merit and therefore has and will continue to aggressively defend its interests in this matter. On February 4, 2020, the Company filed suit against a former employee for violating merger agreements with SW Kenetics, Inc., employment agreements, and by unlawfully retaining property belonging to the Company following their termination. On March 11, 2020, the former employee filed a counterclaim against the Company citing breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, and declaratory judgement. The Company plans to aggressively pursue its offensive claims in order to recover economic damages as a result of its claims while seeking dismissal of the counterclaim. There were no other known contingencies at September 30, 2020.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Common Share

We calculate basic loss per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants, using various methods, such as the treasury stock or modified treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 8,381,192 shares of common stock. All weighted average numbers were adjusted for the reverse stock split and merger transaction. Due to the loss from operations in the three and six months ended September 30, 2020 and 2019, there are no common shares added to calculate the dilutive EPS for those periods as the effect would be antidilutive. The Company excluded warrants of 8,381,192 and 8,853,432 for the six months ended September 30, 2020 and 2019, respectively, from the weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

NOTE 4 – INVENTORIES

At September 30, 2020 and March 31, 2020, the inventory balances are composed of:

	September 30, 2020	March 31, 2020
Finished product	$372,747	$1,916,417
Raw materials	5,089,516	1,771,006
Work in process	2,140,768	720,650

	$7,603,031	$4,408,073

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consisted of the following at September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Leasehold Improvements	$126,558	$118,222
Furniture and Fixtures	87,790	87,790
Vehicles	103,511	103,511
Equipment	21,749,879	19,578,035
Tooling	126,190	126,190
Construction in Progress	93,262	1,093,262
Total property and equipment	$22,287,190	$21,107,010
Less accumulated depreciation	(4,369,737)	(3,060,681)
Net property and equipment	17,917,453	18,046,329

Depreciation Expense for the three and six months ended September 30, 2020 and 2019 totaled $702,889, $627,492, $1,378,942, and $1,210,166, respectively.

NOTE 6 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. As of September 30, 2020, the outstanding balance of the Factoring Liability was $2,074,621. Interest expense recognized on the Factoring Liability was $227,741, including $50,000 of amortization of the commitment fee. Interest expense for the comparable period ending September 30, 2019 was $40,846, including $25,000 of amortization of the commitment fee.

On June 17, 2020, this agreement was amended which extended the maturity date to June 17, 2022.

NOTE 7 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. As of September 30, 2020, the outstanding balance of the Inventory Credit Facility was $2,250,000. Interest expense recognized on the Inventory Credit Facility was $60,725, including $13,485 of amortization of the annual fee. There was no interest expense for the comparable period ending September 30, 2019 as this transaction was not yet consummated.

NOTE 8 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale and Payson, AZ and Manitowoc, WI under contracts we classify as operating leases. None of our leases are financing leases. The Payson lease has an option to renew for five years. As of September 30, 2020, we are fairly certain that we will exercise the renewal option, and we have included such renewal option in the lease liabilities and the disclosures herein. The Scottsdale lease does not include a renewal option. As of June 26, 2020, the Company entered into an amended agreement that modified the Manitowoc lease to monthly payments of $34,071 and decrease the term to March 2025. The agreement does not contain a renewal option. Accordingly, we modified our Right of Use Assets and Operating Lease Liabilities by $737,680 at June 30, 2020.

As of September 30, 2020, the total Right of Use Assets and Operating Lease Liabilities on the Balance Sheet were $2,488,861 and $2,047,470, respectively. As of March 31, 2020, the total Right of Use Assets and Operating Lease Liabilities on the Balance Sheet were $3,431,746 and $3,107,911, respectively. The Operating Lease Liabilities were net of current portions of $495,102 at September 30, 2020 and $375,813 at March 31, 2020.

Consolidated lease expense for the three and six months ended September 2020 was $207,340 and $392,109, respectively, including $178,621 and $355,294 of respective operating lease expense and $28,720 and 36,816 of respective other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease term and weighted average discount rate for operating leases were 4.5 years and 10.0%, respectively.

Futures minimum lease payments under non-cancellable leases as of September 30, 2020 are as follows:

Years Ended March 31,
2021 (1)	$363,140
2022	732,111
2023	742,108
2024	684,836
Thereafter	639,988
3,162,183
Less: Amount Representing Interest	(619,611)
$2,542,572

(1)	This amount represents future lease payments for the remaining six months of fiscal year 2021. It does not include any lease payments for the six months ended September 30, 2020.

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

The Company analyzed embedded conversion options of the convertible notes at issuance to determine whether the embedded conversion options should be bifurcated and accounted for as derivative liabilities or if the embedded conversion options contain a beneficial conversion feature. The Company notes that this determination must be performed at each balance sheet date and makes it possible for certain instruments to be reclassified between debt and equity at different points in their life. The Company determined that it will defer recognition of its accounting until such notes become convertible. Additionally, the Company determined that the embedded conversion options do not require bifurcation and treatment as derivative liabilities, but they included contingent beneficial conversion features that are indeterminable on the commitment date. The Company notes the embedded conversion options will be accounted for and recognized, if necessary, when the contingencies are resolved (the date of a Qualified Financing or during the 10 days prior to the Maturity Date). Through September 30, 2020, a Qualified Financing had not occurred and the Note is not yet convertible under the Voluntary Conversion Option and, as a result, the contingencies have not been resolved, such that the Company concluded that no measurement or recognition of the beneficial conversion feature was required as of September 30, 2020.

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

As of September 30, 2020, the key terms of the investor and placement agent warrants are still unknown such that there is still no grant of the warrants for accounting purposes. The Company will determine the fair value of the warrants at the time the key terms of the Warrants become known and the Warrants are issued.

From October 8, 2020 to October 26, 2020, the Company received notices for voluntary conversion for the total outstanding principal ($2,500,000) and interest ($146,104) of the Convertible Promissory Notes and issued 2,157,358 shares of our Common Stock as a result of the conversion. The principal and interest related to the Initial Closing and Final Closing were converted at a conversion prices of $1.21 and $1.26, respectively. Additionally, the Company issued a total of 1,019,121 warrants to purchase shares of our Common Stock at exercise prices ranging from $2.19 to $2.67.

Additionally, pursuant to the Subscription Agreements, the Company issued 152,868 warrants to purchase shares of our Common Stock to Joseph Gunnar & Co. LLC with exercise prices ranging from $1.51 to $1.58. The Company has no further obligation with respect to the Convertible Promissory Notes.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTES PAYABLE – RELATED PARTY

In connection with the acquisition of the casing division of Jagemann Stamping Company, a $10,400,000 promissory note was executed. The promissory note, under which $500,000 was paid on March 25, 2019 using funds raised for the acquisition, had a remaining balance at March 31, 2019 of $9,900,000. On April 30, 2019, the original due date of the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly. In May of 2019, the Company paid $1,500,000 on the balance of the note. As of September 30, 2020, we recognized interest of $178,830 related to the note. The note is secured by all the equipment purchased from Jagemann Stamping Company.

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

On June 26, 2020, the Company, Enlight Group II, LLC (“Enlight”), the Company’s wholly owned subsidiary and Jagemann Stamping Company’s (“JSC”) entered into a Settlement Agreement pursuant to which the parties mutually agreed to settle all disputes and mutually release each other from liabilities related to the Amended APA occurring prior to June 26, 2020. Pursuant to the Settlement Agreement, the Company shall pay JSC $1,269,977 and shall provide JSC with: (i) two new promissory notes, a note of $5,803,800 related to the Seller Note and note of $2,635,797 for inventory and services, which was reclassed from accounts payable, both with a maturity date of August 15, 2021, (ii) general business security agreements granting JSC a security interest in all personal property of the Company. Pursuant to the Notes, the Company is obligated to make monthly payments totaling $204,295 to JSC. In addition, the Notes have a mandatory prepayment provision that comes into effect if the Company conducts a publicly registered offering. Pursuant to such provision, the Company: (a) upon the closing of an Offering of less than $10,000,000 would be obligated to pay the lesser of ninety percent (90%) of the Offering proceeds or seventy (70%) of the then aggregate outstanding balance of the Notes; and (b) upon the closing of an Offering of more than $10,000,000 would be obligated to pay one hundred percent (100%) of the then aggregate outstanding balance of the Notes. The Company was granted an option to repurchase up to 1,000,000 of the shares of the Company’s common stock issued to JSC under the Amended APA at a price of $1.50 per share through April 1, 2021 so long as there are no defaults under the Settlement Agreement. The total balance of the two Notes due to JSC as of September 30, 2020 is $7,775,298.

As a result of the Settlement Agreement, the Company agreed to not receive $1,000,000 in Construction in Progress that the parties had previously agreed to exchange. As a result, the Company recognized a loss in operating expenses for the six months ended September 30, 2020.

On November 5, 2020, the Company paid $6,000,000 to JSC allocated as follows: (i) payment in full of Note A, representing the balance due from the Company to JSC relating to the acquisition of Jagemann Munition Components in March 2019 and (ii) $592,982 remitted in partial payment of Note B, resulting in the parties’ execution of Amended Note B which has a starting principal balance of $1,687,664 (“Amended Note B”). The Amended Note B principal balance carries a 9% per annum interest rate and is amortized equally over the thirty six (36) month term. As a result of the payment in full of Note A JSC shall release the accompanying security interest in Company assets which secured Note A. Concurrently, upon entry into Amended Note B, JSC and the Company entered into the First Amendment to General Business Security Agreement to reflect a revised list of collateral in which JSC has a security interest.

On May 3, 2019, the Company entered into a promissory note of $375,000 with a shareholder of the Company. The original interest rate was the applicable LIBOR Rate. The promissory note has since been amended and the balance at June 30, 2020 was $260,000. The note’s original a maturity date of August 3, 2019 was extended to September 18, 2020. The amended note bears interest at 1.25% per month. The Company made $18,195 in principal payments during the six months ended September 30, 2020 and the Note was paid in full in July of 2020. We recognized $10,327 of interest expenses related to the note during the six months ended September 30, 2020.

In December of 2019, the Company entered into a Promissory Note of $90,000 with Fred Wagenhals, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Note originally matured on June 12, 2020 and had an interest rate at the applicable LIBOR Rate. The promissory note has since been amended and the balance at June 30, 2020 was $131,536 and the amended maturity date is September 18, 2020. The Company made $25,000 in principal payments during the six months ended September 30, 2020 and the Note was paid in full in July of 2020. The amended note bears interest at 1.25% per month. We recognized $5,350 of interest expense on the note for the six months ended September 30, 2020.

On September 23, 2020, the Company and Enlight entered into a promissory note (the “Forest Street Note”) with Forest Street, LLC (“Lender”), an Arizona limited liability company wholly owned by our current Chief Executive Officer, Fred Wagenhals, for the principal sum of Three Million Five Hundred Thousand & 00/100 Dollars ($3,500,000.00), which accrues interest at 12% per annum. The Note has a maturity date of September 23, 2022.

Pursuant to the terms of the Forest Street Note, the Company and Enlight (collectively, the borrower pursuant to the note) shall pay Lender; (i) on a monthly basis, beginning October 23, 2020, all accrued interest (only), (ii) on a quarterly basis, a monitoring fee of 1% of the principal amount and then accrued interest; and (iii) on the maturity date, the remaining outstanding principal balance of the Loan, together with all unpaid accrued interest thereon.

The note is an unsecured obligation of the Company and is not convertible into equity securities of the Company.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 11, 2020 the Company applied for forgiveness of the $1.0 million Paycheck Protection Program Notes as these funds were used for qualified expenses. No assurance can be given that the Company will be granted forgiveness of these Paycheck Protection Program Notes.

NOTE 12 – CAPITAL STOCK

During the six month period ended September 30, 2020, we issued 2,120,208 shares of common stock as follows:

●	1,663,215 shares were sold to investors for $2,881,871
●	121,213 shares were issued to investors for exercised warrants valued for $242,245
●	279 shares were issued for cashless exercise of 1,967 warrants
●	8,336 shares were issued for services provided to the Company value at $13,188
●	327,165 shares valued at $475,736 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

Pursuant to subscription agreements with certain investors, the Company agreed to file a registration statement for shares purchased by investors on or before the 75th day following closing. The Company was unable to meet this obligation and is required to pay a liquidated damage fee to investors on a monthly basis to avoid default until such registration statement is filed. Accordingly, the Company paid $35,000 in the current period and accrued $126,200 for fees payable subsequent to September 30, 2020. The Company recorded these fees as issuance costs in Other Expenses.

At September 30, 2020, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2020	8,504,372	$2.10	3.60
Granted	-	-	-
Exercised	(123,180)	2.00	-
Forfeited or cancelled	-	-	-
Outstanding at September 30, 2020	8,381,192	$2.10	3.08
Exercisable at September 30, 2020	8,381,192	$2.10	3.08

As of September 30, 2020, we had 8,381,192 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 966,494 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 4,518,565 shares of our Common Stock at an exercise price of $2.00 per share from December 2022 through August of 2024; and (3) warrants to purchase 2,896,133 shares of Common Stock at an exercise price of $2.40 from December 2023 through August of 2024.

NOTE 13 – INCOME TAXES

As of September 30, 2020, we had net operating loss carryforwards of approximately $33 million which will expire beginning at the end of 2036. A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income.

The Company’s effective tax rates were 0% and 0% for the six months ended September 30, 2020 and 2019, respectively. During the six months ended September 30, 2020 and 2019, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended December 31, 2016, December 31, 2017, and March 31, 2018, 2019, and 2020 are subject to audit.

NOTE 14 – SUBSEQUENT EVENTS

From October 7, 2020 to October 21, 2020, the Company issued shares of its Common Stock for the exercise of warrants. There were 60,606 shares of Common Stock issued for warrants exercised at $2.00 per share or an aggregate value of $121,212 and 50,000 shares of Common Stock issued for warrants exercised at $2.40 per share or an aggregate value of $120,000.

On October 22, 2020, the stockholders of the Company approved the granting to the Board of Directors of the Company (the “Board”) the discretion to amend the Company’s Certificate of Incorporation to effect a reverse stock split of our common stock, by a ratio of not less than 1-for-2 and not more than 1-for-4, such ratio and the implementation and timing of such reverse stock split to be determined in the sole discretion of the Board.

From November 5, 2020 to November 10, 2020, the Company entered into Convertible Promissory Notes with three (3) accredited investors (the “Investors”), for an aggregate purchase price of $1,684,000 (each a “8% Note,” collectively, the “8% Notes”). The 8% Notes accrue interest at a rate of 8% per annum and mature on November 5, 2022 (the “Maturity Date”). Additionally, the 8% Notes contain a voluntary conversion mechanism whereby any principal and accrued interest on the 8% Notes, may be converted in holder’s discretion into shares of the Company’s Common Stock at a conversion price of $2.00 per share (“Conversion Price”). If not previously paid in full or converted, on the 180th day following the Maturity Date, the principal and interest due under the 8% Notes shall automatically be converted to common stock shares at the Conversion Price The 8% Notes contain customary events of default (each an “Event of Default”). If an Event of Default occurs, the outstanding principal amount of the 8% Notes, plus accrued but unpaid interest, and other amounts owing with respect to the 8% Notes will become, at the 8% Note holder’s election, due and payable in cash.

On November 5, 2020, the Company and Enlight (together, “Borrower”), entered into a promissory note (the “12% Note”) with Lisa Kay, an individual, for the principal sum of Four Million & 00/100 Dollars ($4,000,000.00) (“Principal”), which accrues interest at 12% per annum (“Interest”). The 12% Note has a maturity date of November 5, 2023 (“Maturity Date”).

Pursuant to the terms of the 12% Note, the Borrower shall pay Ms. Kay: (i) on a monthly basis, beginning December 10, 2020, all accrued interest (only), and (ii) on the Maturity Date, the remaining outstanding principal balance of the Loan, together with all unpaid accrued interest thereon.

The 12% Note is unsecured and is not convertible into equity securities of the Company. However, Borrower has agreed that it shall provide commercially reasonable collateral promptly upon the payment of that certain JSC Promissory Note and JSC’s contemporaneous release of security supporting that financial accommodation. The 12% Note contain terms and events of default customary for similar transactions. The Company is using the net proceeds from the transaction to pay a portion of the outstanding balance owed to JSC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to assist the reader in understanding the results of operations, financial condition, and liquidity through the eyes of our management team. This section should be read in conjunction with other sections of this Quarterly Report, specifically, Selected Financial Statements and Supplementary Data.

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

During the summer of 2018, we also began conversations to acquire a small technology company named SW Kenetics Inc. SW Kenetics Inc. developed an innovative line of modular projectiles primarily geared toward tactical military operations. On July 6, 2018 we signed a letter of intent to purchase their company, as we believe their designs, coupled with our STREAK or O.W.L. Technology will position us to more aptly complete for military contracts. On September 27, 2018, we entered into a definitive agreement and plan of merger to acquire SW Kenetics Inc. for a total of up to $1,500,000 in cash and issue 1,700,002 restricted shares of the Company’s common stock. The agreement specifies that $1,250,000 of the cash is deferred pending completion of specific milestones and the 1,700,002 shares of common stock are subject to claw back provisions to ensure agreed upon objective are met. The acquisition was completed on October 5, 2018. As of September 30, 2020, the Company has made $350,000 in payments to SW Kenetics, Inc. in connection with the completion of a milestone. As of September 30, 2020, 1,550,134 shares remain subject to clawback provisions.

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

Results of Operations

Our financial results for the three and six months ended September 30, 2020 reflect our newly positioned organization. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider. Although we continue to focus on growing our top line revenue, and streamlining our operations, we did experience an increase in our gross profit margin for the three and six months ended September 30, 2020. This was the result of a significant increase in sales allowing us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense.

The following table presents summarized financial information taken from our condensed consolidated statements of operations for the three and six months ended September 30, 2020 compared with the three and six months ended September 30, 2019:

	For the Three Months Ending		For the Six Months Ending
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$12,012,872	$2,954,555	$21,672,842	$7,235,135
Cost of Products Sold	10,723,246	3,672,599	19,311,811	8,624,395
Gross Margin	1,289,626	(718,044)	2,361,031	(1,371,260)
Sales, General & Administrative Expenses	2,999,566	2,526,893	6,851,160	5,521,018
Loss from Operations	(1,709,940)	(3,244,937)	(4,490,129)	(6,892,278)
Other income (expense)
Other income (expense)	(628,685)	(199,323)	(952,285)	(393,384)
Loss before provision for income taxes	$(2,338,625)	$(3,444,260)	$(5,442,414)	$(7,285,662)
Provision for income taxes	-	-	-	-
Net Loss	$(2,338,625)	$(3,444,260)	$(5,442,414)	$(7,285,662)

Non-GAAP Financial Measures

We analyze operational and financial data to evaluate our business, allocate our resources, and assess our performance. In addition to total net sales, net loss, and other results under generally accepted accounting principles (GAAP), the following information includes key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these measures are useful for period-to-period comparisons of the Company. We have included these non-GAAP financial measures in this Quarterly Report on Form 10-Q because they are key measures we use to evaluate our operational performance, produce future strategies for our operations, and make strategic decisions, including those relating to operating expenses and the allocation of our resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	30-Sep-20	30-Sep-19	30-Sep-20	30-Sep-19

Reconciliation of GAAP net income to Adjusted EBITDA
Net Loss	$(2,338,625)	$(3,444,260)	$(5,442,414)	$(7,285,662)
Depreciation and amortization	1,195,835	1,173,617	2,364,836	2,242,048
Loss on Jagemann Munition Components	-	-	1,000,000	-
Excise Taxes	864,570	121,318	1,505,693	253,603
Interest expense, net	442,085	199,323	765,685	393,384
Employee stock awards	220,436	173,250	475,736	506,500
Stock grants	70,909	178,182	147,675	379,694
Stock for services	-	-	-	200,000
Contingent consideration fair value	(29,390)	-	(57,358)	-
Adjusted EBITDA	$425,820	$(1,598,570)	$758,853	$(3,564,036)

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

Adjusted EBITDA as a non-GAAP financial measure also excludes other cash interest income and expense, as these items are not components of our core operations. We have not included adjustment for any provision or benefit for income taxes as we currently record a valuation allowance and we have included adjustment for excise taxes.

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the three months and six ended September 30, 2020 and 2019. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™, One Precise Shot (OPS), Night Ops, Jeff Rann, and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries much lower gross margins.

	For the Three Months Ending		For the Six Months Ending
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Proprietary Ammunition	$1,582,542	$675,328	$3,477,683	$873,624
Standard Ammunition	7,158,738	640,428	11,675,265	1,583,631
Ammunition Casings	3,271,592	1,638,799	6,519,894	4,795,880
Total Sales	$12,012,872	$2,954,555	$21,672,842	$7,253,135

Sales for the three and six months ended September 30, 2020 increased 307% and 199% or approximately $9.1 million and $14.4 million, over the three and six months ended September 2019. This increase was the result of approximately $6.5 million and $10.1 million of respective increased sales in bulk pistol and rifle ammunition, an increase of approximately $900,000 and $2.6 million of respective sales of Proprietary Ammunition and an increase of approximately $1.6 million and $1.7 million of sales from our recently acquired casing operations. Management expects the sales of Proprietary Ammunition to outpace the sales of our Standard Ammunition.

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

Cost of Goods Sold

Cost of goods sold increased by approximately $7.0 million and $10.7 million from $3.7 million and $8.6 million to $10.7 million and $19.3 million, respectively for the three and six months ended September 30, 2020 compared comparable periods ended in 2019. This was the result of a significant increase to non-cash depreciation related to our newly acquired casing operations, expensing of increased labor, overhead, and raw materials used to produce finished product during 2020 as compared to 2019. As a percentage of sales, cost of goods sold decreased by 28.2% and 25.1% when comparing the three and six months ended September 30, 2020 to the three and six months ended September 30, 2019.

Gross Margin

Our gross margin percentage increased to 10.7% and 10.9% from -24.3% and -18.9% during the three and six months ended September 30, 2020 as compared to the same period in 2019. This was a result of increased sales covering our covering allowing us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense.

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

Operating Expenses

Overall, for the three and six months ended September 30, 2020, our operating expenses increased by approximately $473,000 and $1.3 million over the three and six months ended September 30, 2019, and decreased as a percentage of sales from 85.5% and 76.1% for the three and six months ended September 30, 2019 to 25.0% and 31.6% for the three and six months ended September 30, 2020. The increase was mainly related to a non-cash adjustment to recognize a loss on $1,000,000 of Construction in Progress that the Company had previously agreed to exchange with Jagemann Stamping Company. Our operating expenses included of non-cash depreciation and amortization expense of approximately $416,000 and $826,000 for the three and six months ended September 30, 2020. Our operating expenses consisted of cost for the expansion our sales and support team, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, board members, and key consultants for the organization during the period, and trade show and marketing costs associated with introducing our lines of ammunition. Operating expenses for the six months ended September 30, 2020 and 2019 periods included noncash expenses of approximately $2.4 million and $2.0 million, respectively. We also experienced increases as a result of new investor and public relations programs, and professional fees associated with our acquisition activity, our public filings, and our efforts to uplist the Company from the OTC to a national exchange. We expect to see administrative expenditures to continue to decrease as a percentage of sales in the 2021 fiscal year, as we leverage our work force and expand our sales opportunities.

During the three months and six months ended September 30, 2020, our selling and marketing expenses increased by approximately $45,000 and $192,000. The increase was related to reduction in our advertising expenses and increases to commission on the sale of our products.

Our corporate general & administrative expenses increased approximately $123,000 and $122,000 in the three and six months ended September 30, 2020 from the comparable prior period mainly due to increased professional and legal fees in comparison to the prior period and increased general corporate expenses.

Employee salaries and related expenses increased approximately $340,000and $105,000 for the three and six months ended September 30, 2020 compared to the comparable period ended in 2019.

Depreciation and amortization expenses for the three and six months ended September 30, 2020 decreased by approximately $35,000 and $79,000 from the comparable prior periods due to reduced amortization expenses in connection with the adjusted purchase price of our newly acquired subsidiary, Jagemann Munition Components.

Interest and Other Expenses

For the three and six months ended September 30, 2020, interest expense increased by approximately $243,000 and $372,000 compared with the comparable three and six months ended September 30, 2019. The change from the prior period was mainly due to approximately $160,000 and $320,000 of interest expense and debt discount amortization related to Convertible Promissory Notes. Additionally, for the six months ended September 30, 2020, we recognize a loss on the purchase of Jagemann Munition Components for construction in progress that will no longer be transferred to the Company. For the three and six months ended September 30, 2020, the Company recorded approximately $187,000 of other expenses primarily related to liquidation damage fees for being unable to meet agreed upon registration statement timing obligations. There were no other expenses in the comparable prior periods.

Net Loss

As a result of higher production, selling, and payroll expenses, and the loss on Jagemann Munition Components, we ended the three and six months ended September 30, 2020 with a net loss of approximately $2.3 million and $5.4 million compared with a net loss of approximately $3.4 million and $7.3 million for the three and six months ended September 30, 2019.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of September 30, 2020, we had $3,413,710 of cash and cash equivalents, an increase of $2,529,436 from March 31, 2020.

Working Capital is summarized and compared as follows:

	September 30, 2020	March 31, 2020
Current assets	$17,399,018	$9,157,110
Current liabilities	14,830,115	12,225,609
	$2,568,903	$(3,068,499)

Changes in cash flows are summarized as follows:

Operating Activities

For the six months ended September 30, 2020, net cash used in operations totaled $3,750,758. This was primarily the result of a net loss of $5,442,414, increases in our period end inventories and accounts receivable of $3,194,958 and $2,349,630, respectively, increases in accounts payable and accrued liabilities of $1,916,013 and $1,145,451, respectively, and a loss on Jagemann Munition Components of $1,000,000. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of $2,364,836, employee stock compensation of $475,736, and stock grants totaling $147,675.

For the six months ended September 30, 2019, net cash used in operations totaled $2,980,635. This was primarily the result of a net loss of $7,285,662, increases in our period end accounts receivable and inventories of $1,189,573 and $256,614, respectively, and increases to our accounts payable and accrued liabilities of $2,398,233. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of $2,242,048, employee stock compensation of $506,500, stock issued for services of $200,000, and stock grants totaling $379,694.

Investing Activities

During the six months ended September 30, 2020, we used $2,275,466 in net cash for investing activities to purchase fixed assets such as new production equipment.

During the six months ended September 30, 2019, we used $426,467 in net cash for investing activities. The $426,467 of cash used to purchase fixed assets such as new production equipment and to acquire end cap displays for the sale of our product at retailers.

Financing Activities

During the six months ended September 30, 2020, net cash provided by financing activities was $8,555,660. This was the net effect of $2,881,871 of proceeds from the sale of common stock net of $70,000 of issuance costs, $3,500,000 of proceeds from a related party note, $2,250,000 generated from our Inventory Credit Facility, $1,051,985 proceeds from our paycheck protection program notes payable, and $242,425 was generated from common stock issued for exercised warrants. Additionally, $15,289,000 was generated from accounts receivable factoring, which was offset by payments of $15,220,358. $1,099,030 of cash was used for payments on related party notes payable, and $270,233 toward our insurance premium notes payable.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, intangible assets, and stock-based compensation.

Inventory

We state inventories at the lower of cost and net realizable value. We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead. We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories. These provisions are based on our best estimates. At September 30, 2020, and March 31, 2020, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three months ended September 30, 2020 and 2019, we recognized $864,570 and $121,318 respectively, in excise taxes. During the six months ended September 30, 2020 and 2019, we recognized $1,505,693 and $235,603, respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable, and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

In addition to our base of employees, we also use the services of several contract personnel and other professionals on an “as needed basis”. We plan to continue to use consultants, legal and patent attorneys, engineers, and accountants, as necessary. We may also expand our staff to support the market roll-out of our products to both the commercial and government related organizations. A portion of any key employee compensation likely would include direct stock grants, which would dilute the ownership interest of holders of existing shares of our Common Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures not effective. Our controls were ineffective due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties (ii) ineffective corporative governance controls (iii) controls that may not be adequately designed or operating effectively and (iv) ineffective or delayed communication of certain contracts entered into in the ordinary course of business, whether written or oral. Despite the existence of material weaknesses, The Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three and six months ended September 30, 2020, in accordance with U.S. GAAP.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Quarterly period from April 1, 2020 to September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings, and investigations in the ordinary course of business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position, results of operations or cash flows. We record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.

Please reference the Contingencies section of Note 3 of our Financial Statements for additional disclosure.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The authorized capital of the Company is 200,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Preferred Stock with a $0.001 par value per share. During the Quarterly period from April 1, 2020 to September 30, 2020, 605,715 shares of common stock valued at a total of $1,059,995 or approximately $1.75 per share were sold to investors. The Company issued 57,500 shares of Common Stock to employees for $71,875 or $1.25 per share. The Company issued 146,249 shares of Common Stock to employees for compensation for a total value of $220,436.

The previously mentioned securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger to Redomicile dated December 30, 2016 (Corrected Version) changing our status to Delaware (1)
2.2	Articles of Merger dated December 30, 2016 filed with the California Secretary of State (2)
2.3	Certificate of Merger dated December 21, 2016 filed with the California Secretary of State (2)
2.4	Share Exchange Agreement dated March 17, 2017 (3)
2.5	Agreement and Plan of Merger with SW KENETICS INC. (4)
2.6	Amended and Restated Asset Purchase Agreement dated March 14, 2019 (5)
3.1(a)	Certificate of Incorporation (Amended and Restated) filed with the Delaware Secretary of State on October 24, 2018 (6)
3.2	Bylaws (2)
4.1	Promissory Note with Linda Kay dated November 5, 2020
4.2	Form of Convertible Promissory Note dated November 5, 2020
4.3	Compilation of JSC Agreements dated November 4, 2020
14.0	Code of Business Ethic (7)
14.1	Code of Conduct (7)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*Filed Herewith.

(1)	Incorporated by reference to Form S-1A filed with the Commission on December 14, 2018.

(2)	Filed as an exhibit to Form 8-K filed with the Commission on February 9, 2017.

(3)	Filed as an exhibit to Form 8-K filed with the Commission on March 23, 2017.

(4)	Filed as an exhibit to Form 8-K filed with the Commission on October 4, 2018.

(5)	Filed as an exhibit to Form 8-K filed with the Commission on March 18, 2019.

(6)	Filed as an exhibit to Form 8-K filed with the Commission on October 26, 2018.

(7)	Incorporated by reference to Form S-1 filed with the Commission on July 6, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: November 13, 2020	By:	Fred W. Wagenhals, Chief Executive Officer

/s/ Rob Wiley
Dated: November 13, 2020	By:	Rob Wiley, Chief Financial Officer

