Form 10-Q
period 2020-12-31
AMMO, INC.
filed 2021-02-12
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 5, 2021, there were 68,665,629 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMMO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(Unaudited)

ASSETS
Current Assets:
Cash	$19,007,893	$884,274
Accounts receivable, net of allowance for doubtful account of $117,094 at December 31, 2020 and $62,248 at March 31, 2020	6,877,047	3,004,839
Due from related parties	15,657	15,807
Inventories, at lower cost or net realizable value, principally average cost method	9,548,591	4,408,073
Prepaid expenses	1,053,671	844,117
Total Current Assets	36,502,859	9,157,110

Equipment, net of accumulated depreciation of $5,100,920 at December 31, 2020 and $3,060,681 at March 31, 2020	19,403,855	18,046,329

Other Assets:
Deposits	52,183	216,571
Licensing agreements, net of accumulated amortization of $195,833 at December 31, 2020 and $158,833 at March 31, 2020	54,167	91,667
Patents, net of accumulated amortization of $931,102 at December 31, 2020 and $561,096 at March 31, 2019	6,142,903	6,512,909
Other Intangible Assets, net of accumulated amortization of $2,568,168 at December 31, 2020 and $1,496,833 at March 31, 2020	2,578,069	3,649,404
Right of Use Assets - Operating Leases	2,371,096	3,431,746
TOTAL ASSETS	$67,105,132	$41,105,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,404,029	$5,197,354
Factoring liability	2,290,598	2,005,979
Accrued liabilities	3,952,438	1,619,619
Inventory credit facility	2,250,000	-
Current portion of operating lease liability	510,103	375,813
Current portion of note payable related party	611,290
Insurance premium note payable	103,792	329,724
Note payable related party	-	434,731
Total Current Liabilities	14,122,250	9,963,220

Long-term Liabilities:
Contingent consideration payable	621,517	709,623
Convertible promissory notes, net of note issuance cost of $121,325 at December 31, 2020 and $237,611 at March 31, 2020	817,675	2,262,389
Notes payable related party	2,427,726	5,803,800
Note payable	4,000,000	-
Paycheck protection program notes	427,385	-
Operating Lease Liability, net of current portion	1,913,904	3,107,911
Total Liabilities	24,330,457	21,846,943

Shareholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized 63,498,045 at December 31, 2020 and 46,204,139 shares issued and outstanding at March 31, 2020, respectively	63,498	46,204
Additional paid-in capital	84,732,248	53,219,834
Stock subscription receivable	(664,975)	-
Accumulated deficit	(41,356,096)	(34,007,245)
Total Shareholders’ Equity	42,774,675	19,258,793
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$67,105,132	$41,105,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019

Net Sales
Ammunition sales	$12,834,490	$1,246,414	$27,987,438	$3,703,669
Casing sales	3,785,754	1,525,595	10,305,648	6,321,475
	16,620,244	2,772,009	38,293,086	10,025,144
Cost of Goods Sold, for the three and nine months ended December 31, 2020 and 2019 includes depreciation and amortization of $807,505, $771,463, $2,346,157, and $2,108,269 respectively, and federal excise taxes of $1,201,841, $138,529, $2,707,534, and $374,132, respectively	13,278,338	3,662,196	32,590,149	12,286,591
Gross Margin	3,341,906	(890,187)	5,702,937	(2,261,447)

Operating Expenses
Selling and marketing	542,271	238,439	1,244,323	748,014
Corporate general and administrative	1,639,052	730,991	3,805,230	2,784,984
Employee salaries and related expenses	1,172,765	846,724	3,329,511	2,898,932
Depreciation and amortization expense	416,625	(56,247)	1,242,809	848,995
Loss on purchase	-	-	1,000,000	-
Total operating expenses	3,770,713	1,759,907	10,621,873	7,280,925
Loss from Operations	(428,807)	(2,650,094)	(4,918,936)	(9,542,372)

Other Expenses
Other income/(expense)	461,000	-	274,400	-
Interest income/(expense)	(1,938,630)	(214,328)	(2,704,315)	(607,710)
Total other expenses	(1,477,630)	(214,328)	(2,429,915)	(607,710)

Loss before Income Taxes	(1,906,437)	(2,864,422)	(7,348,851)	(10,150,082)

Provision for Income Taxes	-	-	-	-

Net Loss	$(1,906,437)	$(2,864,422)	$(7,348,851)	$(10,150,082)

Loss per share
Basic and fully diluted:
Weighted average number of shares outstanding	53,816,157	45,767,635	49,295,682	45,267,036
Loss per share	$(0.04)	$(0.06)	$(0.15)	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended December 31, 2020 and 2019

(Unaudited)

	Common Shares		Additional Paid-In	Stock Subscription	Accumulated
	Number	Par Value	Capital	Receivable	(Deficit)	Total

Balance as of September 30, 2020	48,324,347	$48,323	$56,895,422	$-	$(39,449,659)	$17,494,086

Common stock issued for cash	9,872,928	9,873	20,720,875	-	-	20,730,748
Common stock issued for convertible notes	2,667,358	2,667	3,872,292	-	-	3,874,959
Common stock issued for exercised warrants	975,726	977	2,045,476	-	-	2,046,453
Stock subscription receivable for exercised warrants	309,775	310	664,665	(664,975)	-	-
Common stock issued for debt conversion	1,000,000	1,000	2,099,000	-	-	2,100,000
Common stock issued for cashless warrant exercise	159,995	160	(160)	-	-	-
Common stock issuance costs	-	-	(3,274,436)	-	-	(3,274,436)
Common stock issued for services	50,000	50	87,450	-	-	87,500
Employee stock awards	137,916	138	240,715	-	-	240,853
Stock grants	-	-	65,455	-	-	65,455
Issuance of warrants for convertible notes	-	-	1,315,494	-	-	1,315,494
Net loss	-	-	-	-	(1,906,437)	(1,906,437)

Balance as of December 31, 2020	63,498,045	$63,498	$84,732,248	$(664,975)	$(41,356,096)	$42,774,675

	Common Shares		Additional Paid-In	Stock Subscription	Accumulated
	Number	Par Value	Capital	Receivable	(Deficit)	Total

Balance as of September 30, 2019	45,751,628	$45,751	$52,517,726	$-	$(26,736,227)	$25,827,250

Common stock issued for cash	-	-	-	-	-	-
Common stock issued for convertible notes	-	-	-	-	-	-
Common stock issuance costs	-	-	-	-	-	-
Common stock issued for services	62,449	63	71,937	-	-	72,000
Employee stock awards	92,000	92	182,158	-	-	182,250
Stock grants	-	-	168,364	-	-	168,364
Net loss	-	-	-	-	(2,864,420)	(2,864,420)

Balance as of December 31, 2019	45,906,077	$45,906	$52,940,185	$-	$(29,600,647)	$23,385,444

For the Nine Months Ended December 31, 2020 and 2019

(Unaudited)

	Common Shares		Additional Paid-In	Stock Subscription	Accumulated
	Number	Par Value	Capital	Receivable	(Deficit)	Total

Balance as of March 31, 2020	46,204,139	$46,204	$53,219,834	$-	$(34,007,245)	$19,258,793

Common stock issued for cash	11,536,143	11,537	23,601,082	-	-	23,612,619
Common stock issued for convertible notes	2,667,358	2,667	3,872,292	-	-	3,874,959
Common stock issued for exercised warrants	1,096,939	1,097	2,287,781	-	-	2,288,878
Stock subscription receivable for exercised warrants	309,775	310	664,665	(664,975)	-	-
Common stock issued for debt conversion - related party	1,000,000	1,000	2,099,000	-	-	2,100,000
Common stock issued for cashless warrant exercise	160,274	160	(160)	-	-	-
Common stock issuance costs	-	-	(3,344,436)	-	-	(3,344,436)
Common stock issued for services	58,336	58	87,442	-	-	87,500
Employee stock awards	465,081	465	716,124	-	-	716,589
Stock grants	-	-	213,130	-	-	213,130
Issuance of warrants for convertible notes	-	-	1,315,494	-	-	1,315,494
Net loss	-	-	-	-	(7,348,851)	(7,348,851)

Balance as of December 31, 2020	63,498,045	$63,498	$84,732,248	$(664,975)	$(41,356,096)	$42,774,675

	Common Shares		Additional Paid-In	Stock Subscription	Accumulated
	Number	Par Value	Capital	Receivable	(Deficit)	Total

Balance as of March 31, 2019	44,013,075	$44,013	$48,935,485	$-	$(19,450,565)	$29,528,933

Common stock issued for cash	1,232,770	1,233	2,464,307	-	-	2,465,540
Common stock issued for convertible notes	127,291	127	318,099	-	-	318,226
Common stock issuance costs	-	-	(285,981)	-	-	(285,981)
Common stock issued for services	125,941	126	271,874	-	-	272,000
Employee stock awards	407,000	407	688,343	-	-	688,750
Stock grants	-	-	548,058	-	-	548,058
Net loss	-	-	-	-	(10,150,082)	(10,150,082)

Balance as of December 31, 2019	45,906,077	$45,906	$52,940,185	$-	$(29,600,647)	$23,385,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net Loss	$(7,348,851)	$(10,150,082)
Adjustments to reconcile Net Loss to Net Cash used by operations:
Depreciation and amortization	3,588,966	2,957,337
Debt discount amortization	325,141	24,144
Employee stock awards	716,589	688,750
Stock grants	213,130	548,058
Stock for services	87,500	272,000
Contingent consideration payable fair value	(88,106)	-
Interest on convertible promissory notes	146,104	-
Allowance for doubtful accounts	54,846	(124,313)
Reduction in right of use asset	322,970	-
Paycheck protection program note forgiveness	(624,600)	-
Loss on disposal of assets	25,400
Stock issued in lieu of cash payments	48,000	-
Loss on Jagemann Munition Components	1,000,000	-
Stock and warrants for note conversion	1,315,494	-
Changes in Current Assets and Liabilities
Accounts receivable	(3,927,054)	91,995
Due to (from) related parties	150	2,858
Inventories	(5,140,518)	(250,383)
Prepaid expenses	16,985	301,241
Deposits	164,388	(93,830)
Accounts payable	1,842,472	2,357,708
Accrued liabilities	2,332,819	271,063
Operating lease liability	(322,037)	-
Net cash used in operating activities	(5,250,212)	(3,103,454)

Cash flows from investing activities
Purchase of equipment	(4,493,051)	(356,022)
Net cash used in investing activities	(4,493,051)	(356,022)

Cash flow from financing activities
Proceeds from inventory facility	2,250,000	-
Proceeds from factoring liability	26,079,000	936,750
Payments on factoring liability	(25,794,381)	-
Proceeds from paycheck protection program notes	1,051,985	-
Proceeds from note payable related party issued	3,500,000	415,000
Payments on note payable - related party	(7,235,312)	(1,500,000)
Payments on insurance premium note payment	(452,471)	(322,209)
Proceeds from note payable	4,000,000	-
Proceeds from convertible promissory notes	1,959,000	-

(Continued)

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended December 31,
	2020	2019

Sale of common stock	23,564,619	2,465,540
Common stock issued for exercised warrants	2,288,878	-
Common stock issuance costs	(3,344,436)	(285,981)
Contingent consideration payment	-	(300,000)
Net cash provided by financing activities	27,866,882	1,409,100

Net increase/(decrease) in cash	18,123,619	(2,050,376)
Cash, beginning of period	884,274	2,181,246
Cash, end of period	$19,007,893	$130,870
	-
Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$923,454	$346,800
Income taxes	$-	$-

Non-cash investing and financing activities:
Accounts payable	(2,635,797)	-
Note payable related party	2,635,797	-
Right of use assets - operating leases	(737,680)	(4,168,771)
Operating lease liability	737,680	4,168,771
Insurance premium note payment	226,539	165,120
Prepaid expenses	(226,539)	(165,120)
Convertible promissory note	(3,520,000)	-
Note issuance costs	(208,855)	-
Convertible promissory note conversion	3,728,855	318,226
Convertible promissory note and accrued interest	-	(318,226)
Note payable related party conversion	2,100,000	-
Note payable related party	(2,100,000)	(2,596,200)
Other intangible assets	-	2,312,609
Deposits	-	(109,250)
Equipment	-	392,841
Stock subscription receivable	(664,975)	-
Common stock	310	-
Additional paid-in capital	664,665	-
	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and March 31, 2020

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2020. The results for the three and nine month period ended December 31, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended December 31, 2020 and 2019, (b) the financial position at December 31, 2020, and (c) cash flows for the nine month period ended December 31, 2020 and 2019.

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At December 31, 2020 and March 31, 2020, we reserved $117,094 and $62,248, respectively, of allowance for doubtful accounts.

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

Amortization expense for the license agreements for the three and nine months ended December 31, 2020 and 2019 was $12,500 and $37,500, respectively.

Patents

On September 28, 2017, AMMO Technologies Inc. (“ATI”), an Arizona corporation, which is 100% owned by us, merged with Hallam, Inc, a Texas corporation, with ATI being the survivor. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette. The license was formally amended and assigned to AMMO Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Agreement. Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028. Patent amortization expense for the three months ended December 31, 2020 and 2019 was $21,269 and $21,268, respectively, and $63,806 for the nine months ended December 31, 2020 and 2019.

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a quarterly royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the nine months ended December 31, 2020 and 2019, the Company recognized royalty expenses of $70,793 and $20,261, respectively under this agreement.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 5, 2018, we completed the acquisition of SW Kenetics Inc. ATI succeeded all of the assets of SW Kenetics, Inc. and assumed all of the liabilities.

The primary asset of SW Kenetics Inc. was a pending patent for modular projectiles. All rights to patent pending application were assigned and transferred to AMMO Technologies, Inc. pursuant to Intellectual Property Rights Agreement on September 27, 2018. Patent amortization expense for the three months ended December 31, 2020 and 2019 was $102,067, respectively, and $306,200 and $239,253, respectively for the nine months ended December 31, 2020 and 2019.

We intend to continue building our patent portfolio to protect our proprietary technologies and processes, and will file new applications where appropriate to preserve our rights to manufacture and sell our branded lines of ammunition.

Other Intangible Assets

On March 15, 2019, Enlight Group II, LLC d/b/a Jagemann Munition Components, a wholly owned subsidiary of AMMO, Inc., completed its acquisition of assets of Jagemann Stamping Company’s ammunition casing manufacturing and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement. The intangible assets acquired include a tradename, customer relationships, and intellectual property. For the three months ended December 31, 2020 and 2019, amortization of the other intangibles assets was $357,111 and $249,794, respectively, and $1,071,335 and $729,131, respectively for the nine months ended December 31, 2020 and 2019 and recognized in depreciation and amortization expense.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three and nine months ended December 31, 2020 and 2019.

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

For the three and nine months ended December 31, 2020, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	Revenues at December 31, 2020		Accounts Receivable
PERCENTAGES	Three Months Ended	Nine Months Ended	December 31, 2020	March 31, 2020

Customers:
A	15.9%	15.0%	-%	26.5%
B	-	-	14.6%	-
	15.9%	15.0%	14.6%	26.5%

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

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Ammunition Sales	$12,834,490	$1,246,414	$27,987,438	$3,703,669
Ammunition Casings Sales	3,785,754	1,525,595	10,305,648	6,321,475
Total Sales	$16,620,244	$2,772,009	$38,293,086	$10,025,144

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell direct to customers online. In contrast, our ammunition casings products are sold to manufacturers.

Advertising Costs

We expense advertising costs as they are incurred in selling and marketing expenses of operating expenses. We incurred advertising of $51,700 and $190,277 for the three and nine months ended December 31, 2020, respectively and we incurred advertising expenses of $128,709 and $422,948 for the three and nine months ended December 31, 2019, respectively.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with ASC 718. There were 137,916 shares of common stock issued to employees, members of the Board of Directors, and members of the Advisory Committee for services during the quarter ended December 31, 2020.

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

From September 2018 through December 2020, we entered into eight separate employment agreements that included in total, among other provisions, equity grants of 540,382 shares of restricted common stock that vests annually over the next three years. The total compensation value is being recognized on a straight-line basis over the periods covered by each agreement, up to four years.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2020, our bank account balances exceeded federally insured limits.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. On September 24, 2019, the Company received notice that a former employee that had voluntarily terminated filed a complaint against the Company, and certain individuals, with the U.S. Department of Labor (“DOL”). The Complaint in alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such disclosures, the individual experienced a hostile work environment; that the Company lacks sufficient controls internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the shareholders. The claims were investigated by a newly appointed Special Investigative Committee made of up independent directors represented by special independent legal counsel. The Special Investigative Committee and legal counsel found the material claims were unsubstantiated, including those concerning alleged SEC violations, and recommended enhancements to certain corporate governance charter documents and processes which the Company promptly implemented. The matter is currently the subject of administrative investigation by the DOL via the Occupational Safety and Health Administration. The Company filed a timely Position Statement with the DOL in October of 2019 in response to the Complaint. The Company disputes the allegations of wrongdoing and believes the matters raised in the Complaint are without merit and therefore has and will continue to aggressively defend its interests in this matter. On February 4, 2020, the Company filed suit against a former employee for violating merger agreements with SW Kenetics, Inc., employment agreements, and by unlawfully retaining property belonging to the Company following their termination. On March 11, 2020, the former employee filed a counterclaim against the Company citing breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, and declaratory judgement. The Company plans to aggressively pursue its offensive claims in order to recover economic damages as a result of its claims while seeking dismissal of the counterclaim. There were no other known contingencies at December 31, 2020.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Common Share

We calculate basic loss per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants, using various methods, such as the treasury stock or modified treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 8,910,205 shares of common stock. All weighted average numbers were adjusted for the reverse stock split and merger transaction. Due to the loss from operations in the three and nine months ended December 31, 2020 and 2019, there are no common shares added to calculate the dilutive EPS for those periods as the effect would be antidilutive. The Company excluded warrants of 8,910,205 and 8,629,432 for the nine months ended December 31, 2020 and 2019, respectively, from the weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

NOTE 4 – INVENTORIES

At December 31, 2020 and March 31, 2020, the inventory balances are composed of:

	December 31, 2020	March 31, 2020
Finished product	$351,171	$1,916,417
Raw materials	7,010,713	1,771,006
Work in process	2,186,707	720,650

	$9,548,591	$4,408,073

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consisted of the following at December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Leasehold Improvements	$126,558	$118,222
Furniture and Fixtures	87,790	87,790
Vehicles	103,511	103,511
Equipment	23,411,433	19,578,035
Tooling	126,190	126,190
Construction in Progress	649,293	1,093,262
Total property and equipment	$24,504,775	$21,107,010
Less accumulated depreciation	(5,100,920)	(3,060,681)
Net property and equipment	19,403,855	18,046,329

Depreciation Expense for the three and nine months ended December 31, 2020 and 2019 totaled $731,183, $677,407, $2,110,125, and $1,887,573, respectively.

NOTE 6 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. As of December 31, 2020, the outstanding balance of the Factoring Liability was $2,290,598. Interest expense recognized on the Factoring Liability was $313,747, including $50,000 of amortization of the commitment fee. Interest expense for the comparable period ending December 31, 2019 was $116,196, including $62,500 of amortization of the commitment fee.

On June 17, 2020, this agreement was amended which extended the maturity date to June 17, 2022.

NOTE 7 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. As of December 31, 2020, the outstanding balance of the Inventory Credit Facility was $2,250,000. Interest expense recognized on the Inventory Credit Facility was $118,202, including $24,962 of amortization of the annual fee. There was no interest expense for the comparable period ending December 31, 2019 as this transaction was not yet consummated.

NOTE 8 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale and Payson, AZ and Manitowoc, WI under contracts we classify as operating leases. None of our leases are financing leases. The Payson lease has an option to renew for five years. As of December 31, 2020, we are fairly certain that we will exercise the renewal option, and we have included such renewal option in the lease liabilities and the disclosures herein. The Scottsdale lease does not include a renewal option. As of June 26, 2020, the Company entered into an amended agreement that modified the Manitowoc lease to monthly payments of $34,071 and decrease the term to March 2025. The agreement does not contain a renewal option. Accordingly, we modified our Right of Use Assets and Operating Lease Liabilities by $737,680 at June 30, 2020.

As of December 31, 2020, the total Right of Use Assets and Operating Lease Liabilities on the Balance Sheet were $2,371,096 and $1,913,304, respectively. As of March 31, 2020, the total Right of Use Assets and Operating Lease Liabilities on the Balance Sheet were $3,431,746 and $3,107,911, respectively. The Operating Lease Liabilities were net of current portions of $510,103 at December 31, 2020 and $375,813 at March 31, 2020.

Consolidated lease expense for the three and nine months ended December 2020 was $217,140 and $609,250, respectively, including $179,487 and $534,781 of respective operating lease expense and $37,653 and $74,468 of respective other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease term and weighted average discount rate for operating leases were 4.2 years and 10.0%, respectively.

Futures minimum lease payments under non-cancellable leases as of December 31, 2020 are as follows:

Years Ended March 31,
2021 (1)	$181,987
2022	732,111
2023	742,108
2024	684,836
2025	495,528
Thereafter	144,460
2,981,030
Less: Amount Representing Interest	(557,023)
$2,424,007

(1)	This amount represents future lease payments for the remaining three months of fiscal year 2021. It does not include any lease payments for the nine months ended December 31, 2020.

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

The Company analyzed embedded conversion options of the convertible notes at issuance to determine whether the embedded conversion options should be bifurcated and accounted for as derivative liabilities or if the embedded conversion options contain a beneficial conversion feature. The Company notes that this determination must be performed at each balance sheet date and makes it possible for certain instruments to be reclassified between debt and equity at different points in their life. The Company determined that it will defer recognition of its accounting until such notes become convertible. Additionally, the Company determined that the embedded conversion options do not require bifurcation and treatment as derivative liabilities, but they included contingent beneficial conversion features that are indeterminable on the commitment date. The Company notes the embedded conversion options will be accounted for and recognized, if necessary, when the contingencies are resolved (the date of a Qualified Financing or during the 10 days prior to the Maturity Date). Through the maturity date a Qualified Financing had not occurred and the Note is not yet convertible under the Voluntary Conversion Option.

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

From October 8, 2020 to October 26, 2020, the Company received notices for voluntary conversion for the total outstanding principal ($2,500,000) and interest ($146,104) of the Convertible Promissory Notes and issued 2,157,358 shares of our Common Stock as a result of the conversion. The principal and interest related to the Initial Closing and Final Closing were converted at a conversion prices of $1.21 and $1.26, respectively. Additionally, the Company issued a total of 1,019,121 warrants to purchase shares of our Common Stock at exercise prices ranging from $2.19 to $2.67. The Company recognized $1,198,983 in interest expense as a result of the issuance of warrants. Subsequent to the issuance of the warrants, the exercise prices of the warrants were adjusted to $2.00. As a result the Company recognized $116,511 in interest expense for the change in the valuation of the warrants.

Additionally, pursuant to the Subscription Agreements, the Company issued 152,868 warrants to purchase shares of our Common Stock to Joseph Gunnar & Co. LLC with exercise prices ranging from $1.51 to $1.58. The Company has no further obligation with respect to the Convertible Promissory Notes.

On November 5, 2020 to November 25, 2020, the Company entered into Convertible Promissory Notes with four (4) accredited investors (the “Investors”), for an aggregate purchase price of $1,959,000 (each a “8% Note,” collectively, the “8% Notes”). The 8% Notes accrue interest at a rate of 8% per annum and mature from November 5, 2022 to November 25, 2022. Additionally, the 8% Notes contain a voluntary conversion mechanism whereby any principal and accrued interest on the 8% Notes, may be converted in holder’s discretion into shares of the Company’s Common Stock at a conversion price of $2.00 per share (“Conversion Price”). If not previously paid in full or converted, on the 180th day following the Maturity Date, the principal and interest due under the 8% Notes shall automatically be converted to common stock shares at the Conversion Price The 8% Notes contain customary events of default (each an “Event of Default”). If an Event of Default occurs, the outstanding principal amount of the 8% Notes, plus accrued but unpaid interest, and other amounts owing with respect to the 8% Notes will become, at the 8% Note holder’s election, due and payable in cash. The Company performed analysis at the 8% Notes respective commitment dates and determined the 8% Notes contained beneficial conversion features. The Company recorded the $208,855 beneficial conversion feature as a note issuance cost. The Company recognized $17,000 in interest expense related to the convertible promissory notes in the current period.

On December 5, 2020, $1,020,000 of the 8% Notes were converted into 510,000 shares of common stock. There were $939,000 in 8% Notes remaining as of December 31, 2020. The Company recognized $73,313 in interest expense for the unamortized issuance costs upon conversion.

Subsequent to December 31, 2020, the remaining $939,000 in principal balance and $17,247 in accrued interest were converted into 478,123 shares of common stock at a conversion price of $2.00 per share.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTES PAYABLE – RELATED PARTY

In connection with the acquisition of the casing division of Jagemann Stamping Company, a $10,400,000 promissory note was executed. The promissory note, under which $500,000 was paid on March 25, 2019 using funds raised for the acquisition, had a remaining balance at March 31, 2019 of $9,900,000. On April 30, 2019, the original due date of the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly. In May of 2019, the Company paid $1,500,000 on the balance of the note. The note was secured by all the equipment purchased from Jagemann Stamping Company.

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

As a result of the Settlement Agreement, the Company agreed to not receive $1,000,000 in Construction in Progress that the parties had previously agreed to exchange. As a result, the Company recognized a loss in operating expenses for the nine months ended December 31, 2020.

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The total interest expense recognized on Note A was $84,248 and $216,160, respectively for the three and nine months ended December 31, 2020. The total interest expense recognized on the original Note B was $32,413 and $62,876, respectively, for the three and nine months ended December 31, 2020

The Company’s balance of Amended Note B was $1,639,016 at December 31, 2020. The accompany recognized $16,455 in interest expense on Amended Note B for the three and nine months ended December 31, 2020.

Subsequent to December 31, 2020, the Company repurchased 1,000,000 shares of the Company’s common stock issued to JSC at a price of $1.50 per share pursuant to the Amended APA.

On May 3, 2019, the Company entered into a promissory note of $375,000 with a shareholder of the Company. The original interest rate was the applicable LIBOR Rate. The promissory note has since been amended and the balance at June 30, 2020 was $260,000. The note’s original a maturity date of August 3, 2019 was extended to September 18, 2020. The amended note bears interest at 1.25% per month. The Company made $18,195 in principal payments during the nine months ended December, 2020 and the Note was paid in full in July of 2020. We recognized $10,327 of interest expenses related to the note during the nine months ended December 31, 2020.

In December of 2019, the Company entered into a Promissory Note of $90,000 with Fred Wagenhals, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Note originally matured on June 12, 2020 and had an interest rate at the applicable LIBOR Rate. The promissory note has since been amended and the balance at June 30, 2020 was $131,536 and the amended maturity date is September 18, 2020. The Company made $25,000 in principal payments during the nine months ended December 31, 2020 and the Note was paid in full in July of 2020. The amended note bears interest at 1.25% per month. We recognized $5,350 of interest expense on the note for the nine months ended December 31, 2020.

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

On December 14, 2020, the Company entered into a Debt Conversion Agreement with the Lender Pursuant to the Agreement, the Company and Forest Street agreed to convert $2,100,000.00 of the Note’s principal into one million (1,000,000) shares of the Company’s common stock. The share issuance occurred on December 15, 2020. As a result of the Debt Conversion Agreement the outstanding balance on December 31, 2020 was $1,400,000. The Company recognized $137,666 in interest expense related to the Forest Street Note for the nine months ended December 31, 2020.

Subsequent to December 31, 2020, the Company paid the remaining $1,400,000 in principal and accrued interest of the Forest Street Note.

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

On November 11, 2020, the Company applied for forgiveness of the $1.0 million Paycheck Protection Program Notes as these funds were used for qualified expenses. No assurance can be given that the Company will be granted forgiveness of these Paycheck Protection Program Notes.

On November 23, 2020, the Company received forgiveness in full on the Paycheck Protection Note Payable from Western State Bank. The Company has recognized the forgiven amount in Other Income.

Subsequent to December 31, 2020, the Company received forgiveness in full on the Paycheck Protection Note Payable from BMO Harris.

NOTE 12 – CAPITAL STOCK

During the nine month period ended December 31, 2020, we issued 17,293,906 shares of common stock as follows:

●	11,512,143 shares were sold to investors for $23,564,619
●	2,667,358 shares were issued for the conversion of convertible promissory notes for $3,874,959
●	1,096,939 shares were issued to investors for exercised warrants valued for $2,288,878
●	160,274 shares were issued for cashless exercise of 287,657 warrants
●	1,000,000 shares were issued pursuant to a debt conversion agreement for $2,100,000
●	58,336 shares were issued for services provided to the Company value at $87,500
●	465,081 shares valued at $716,589 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation
●	24,000 shares were issued to investors for $48,000 in liquidation damage fees
●	309,775 shares were recorded as a stock subscription receivable for exercised warrants for $664,975

On November 30, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Alexander Capital, L.P. (“Alexander Capital”), as representative of the underwriters listed therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 8,564,285 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $2.10 per share. In addition, the Underwriters were granted an over-allotment option (the “Over-allotment Option”) for a period of 45 days to purchase up to an additional 1,284,643 shares of Common Stock. The Offering closed on December 3, 2020.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company conducted the Offering pursuant to a Registration Statement on Form S-1, as amended, which was declared effective by the United States Securities and Exchange Commission on November 30, 2020 (the “Registration Statement”).

The net proceeds to the Company from the Offering, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s estimated Offering expenses, were $15,850,448.

On December 11, 2020, the Company completed the closing of the Over-allotment Option. The Underwriters purchases 1,284,643 shares of the Company’s common stock at the public offering price of $2.10 per share. The net proceeds to the Company from the Offering, after deducting the underwriting discount, were $2,467,799.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. In addition, pursuant to the terms of the Underwriting Agreement and related “lock-up” agreements, the Company (for a period of one year after the date of the Underwriting Agreement), and each director and executive officer of the Company (for a period of six months after the date of the final prospectus relating to the Public Offering), have agreed, subject to customary exceptions, not to sell, transfer or otherwise dispose of securities of the Company, without the prior written consent of Alexander Capital.

On December 3, 2020, pursuant to the Underwriting Agreement, the Company entered into an Underwriter’s warrant agreement (the “Underwriters’ Warrant Agreement”) with the Underwriters and certain affiliates of the Underwriters. Pursuant to the Underwriters’ Warrant Agreement, the Company provided the Underwriters and certain affiliates of the Underwriters with a warrant to purchase 428,215 shares of Common Stock in the aggregate. Such warrant may be exercised beginning on May 29, 2021 (the date that is 180 days after the date on which the Registration Statement became effective) until November 30, 2025 (the date that is five years after the date on which the Registration Statement became effective). The initial exercise price of the Underwriters’ Warrant Agreement is $2.63 per share.

Pursuant to subscription agreements with certain investors, the Company agreed to file a registration statement for shares purchased by investors on or before the 75th day following closing. The Company was unable to meet this obligation and is required to pay a liquidated damage fee to investors on a monthly basis to avoid default until such registration statement is filed. Accordingly, the Company paid $245,500 in the current period, of which $48,000 was paid by the issuance of 24,000 share of common stock at a price per share of $2.00, and accrued $84,300 for fees payable subsequent to December 31, 2020. The Company recorded these fees as issuance costs in Other Expenses.

At December 31, 2020, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2020	8,504,372	$2.10	3.60
Granted	2,100,204	2.09	4.90
Exercised	(1,694,371)	2.01	-
Forfeited or cancelled	-	-	-
Outstanding at December 31, 2020	8,910,205	$2.11	3.14
Exercisable at December 31, 2020	8,481,990	$2.09	3.05

As of December 31, 2020, we had 8,910,205 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 838,590 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 5,098,329 shares of our Common Stock at an exercise price of $2.00 per share consisting of 71% of the warrants until April 2023, 8% until August 2024, and 21% until December 2025; (3) warrants to purchase 2,545,071 shares of Common Stock at an exercise price of $2.40 until September 2024; and (4) warrants to purchase 428,215 shares of Common Stock at an exercise price of $2.63 until November 2025, but not exercisable before May 29, 2021.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES

As of December 31, 2020, we had net operating loss carryforwards of approximately $33 million which will expire beginning at the end of 2036. A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income.

The Company’s effective tax rates were 0% and 0% for the three and nine months ended December 31, 2020 and 2019, respectively. During the nine months ended December 31, 2020 and 2019, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended December 31, 2016, December 31, 2017, and March 31, 2018, 2019, and 2020 are subject to audit.

NOTE 14 – SUBSEQUENT EVENTS

From January 1, 2021 to February 5, 2021, the Company issued shares of its Common Stock for the exercise of warrants. There were 4,194,623 shares of Common Stock issued for warrants exercised at per share prices ranging from $2.00 to $2.40 for an aggregate value of $9,014,006. Additionally, there were 543,589 shares of Common Stock issued pursuant to cashless exercises of 974,076 warrants with exercise prices ranging from $1.65 to $2.00.

On January 1, 2021, The Company issued 70,000 shares of Common Stock to employees as compensation for a total value of $122,500 or $1.75 per share. Subsequent to December 31, 2020, the Company issued 881,250 shares of Common Stock for services at per share prices ranging from $1.75 to $2.00 for a total value of $1,612,500.

On February 4, 2020, the Company entered into a Settlement Agreement and Release with a third party. Per the terms of the agreement, the Company issued 150,000 warrants with an exercise price of $6.72 and paid $125,000. The agreement releases both the Company and the third party from all claims or disputes that have arisen surrounding previous agreements.

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

During the summer of 2018, we also began conversations to acquire a small technology company named SW Kenetics Inc. SW Kenetics Inc. developed an innovative line of modular projectiles primarily geared toward tactical military operations. On July 6, 2018 we signed a letter of intent to purchase their company, as we believe their designs, coupled with our STREAK or O.W.L. Technology will position us to more aptly complete for military contracts. On September 27, 2018, we entered into a definitive agreement and plan of merger to acquire SW Kenetics Inc. for a total of up to $1,500,000 in cash and issue 1,700,002 restricted shares of the Company’s common stock. The agreement specifies that $1,250,000 of the cash is deferred pending completion of specific milestones and the 1,700,002 shares of common stock are subject to claw back provisions to ensure agreed upon objective are met. The acquisition was completed on October 5, 2018. As of December 31, 2020, the Company has made $350,000 in payments to SW Kenetics, Inc. in connection with the completion of a milestone. As of December 31, 2020, 1,550,134 shares remain subject to clawback provisions.

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

Our History

Our ammunition manufacturing business has been fully operational for three years. Although our corporate entity commenced in 1990 as a textile manufacturer and importer, then called Retrospettiva, our manufacturing operations formally began in March of 2017 when we acquired our ammunition business.

Results of Operations

Our financial results for the three and nine months ended December 31, 2020 reflect our newly positioned organization. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider. We continue to focus on growing our top line revenue, and streamlining our operations, we did experience an increase in our gross profit margin for the three and nine months ended December 31, 2020. This was the result of a significant increase in sales allowing us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense.

The following table presents summarized financial information taken from our condensed consolidated statements of operations for the three and nine months ended December 31, 2020 compared with the three and nine months ended December 31, 2019:

	For the Three Months Ending		For the Nine Months Ending
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$16,620,244	$2,772,009	$38,293,086	$10,025,144
Cost of Products Sold	13,278,338	3,662,196	32,590,149	12,286,591
Gross Margin	3,341,906	(890,187)	5,702,937	(2,261,447)
Sales, General & Administrative Expenses	3,770,713	1,759,907	10,621,873	7,280,925
Loss from Operations	(428,807)	(2,650,094)	(4,918,936)	(9,542,372)
Other income (expense)
Other income (expense)	(1,477,630)	(214,328)	(2,429,915)	(607,710)
Loss before provision for income taxes	$(1,906,437)	$(2,864,422)	$(7,348,851)	$(10,150,082)
Provision for income taxes	-	-	-	-
Net Loss	$(1,906,437)	$(2,864,422)	$(7,348,851)	$(10,150,082)

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

Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	31-Dec-20	31-Dec-19	31-Dec-20	31-Dec-19

Reconciliation of GAAP net income to Adjusted EBITDA
Net Loss	$(1,906,437)	$(2,864,422)	$(7,348,851)	$(10,150,082)
Depreciation and amortization	1,224,130	883,692	3,588,966	2,957,337
Loss on Jagemann Munition Components	-	-	1,000,000	-
Excise Taxes	1,201,841	138,529	2,707,534	374,132
Interest expense, net	1,938,630	214,326	2,704,315	607,710
Employee stock awards	240,853	182,250	716,589	688,750
Stock grants	65,455	168,363	213,130	548,057
Stock for services	87,500	72,000	87,500	272,000
Other income, net	(461,000)	-	(274,400)	-
Contingent consideration fair value	(30,748)	-	(88,106)	-
Adjusted EBITDA	$2,360,224	$(1,205,262)	$3,306,677	$(4,702,096)

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the three and nine months ended December 31, 2020 and 2019. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™, One Precise Shot (OPS), Night Ops, Jeff Rann, and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries much lower gross margins.

	For the Three Months Ending		For the Nine Months Ending
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Proprietary Ammunition	$1,464,202	$536,595	$4,973,857	$1,410,444
Standard Ammunition	11,370,288	709,819	23,013,581	2,293,225
Ammunition Casings	3,785,754	1,525,595	10,305,648	6,321,475
Total Sales	$16,620,244	$2,772,009	$38,293,086	$10,025,144

Sales for the three and nine months ended December 31, 2020 increased 500% and 282% or approximately $13.8 million and $28.3 million, over the three and nine months ended December 31, 2019. This increase was the result of approximately $10.7 million and $20.7 million of respective increased sales in bulk pistol and rifle ammunition, an increase of approximately $920,000 and $3.6 million of respective sales of Proprietary Ammunition and an increase of approximately $2.3 million and $4.0 million of sales from our recently acquired casing operations. Management expects the sales of Proprietary Ammunition to outpace the sales of our Standard Ammunition.

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

Sales outside of the United States require licenses and approval from either the U.S. Department of Commerce or the U.S. State Department, which typically takes approximately 30 days to receive. On July 21, 2020, we renewed our annual registration with the International Traffic in Arms Regulations (ITAR), which remains valid through the report date. This permits the Company to export and broker ammunition and other controlled items covered under ITAR.

Cost of Goods Sold

Cost of goods sold increased by approximately $9.6 million and $20.3 million from $3.7 million and $12.3 million to $13.3 million and $32.6 million, respectively for the three and nine months ended December 31, 2020 compared comparable periods ended in 2019. This was the result of a significant increase in net sales as well increases to non-cash depreciation related to our newly acquired casing operations, expensing of increased labor, overhead, and raw materials used to produce finished product during 2020 as compared to 2019. As a percentage of sales, cost of goods sold decreased by 39.5% and 30.6% when comparing the three and nine months ended December 31, 2020 to the three and nine months ended December 31, 2019.

Gross Margin

Our gross margin percentage increased to 20.1% and 14.9% from -32.1% and -22.6% during the three and nine months ended December 31, 2020 as compared to the same period in 2019. This was a result of increased sales allowing us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense.

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

Operating Expenses

Overall, for the three and nine months ended December 31, 2020, our operating expenses increased by approximately $2.0 million and $3.3 million over the three and nine months ended December 31, 2019, and decreased as a percentage of sales from 63.5% and 72.6% for the three and nine months ended December 31, 2019 to 22.7% and 27.7% for the three and nine months ended December 31, 2020. The increase was related to a non-cash adjustment to recognize a loss on $1,000,000 of Construction in Progress that the Company had previously agreed to exchange with Jagemann Stamping Company, as well as increases in Operating Expenses from our increases in Net Sales and from our efforts to uplist to Nasdaq. Our operating expenses included of non-cash depreciation and amortization expense of approximately $417,000 and $1.2 million for the three and nine months ended December 31, 2020. Our operating expenses consisted of cost for the expansion our sales and support team, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, board members, and key consultants for the organization during the period, and trade show and marketing costs associated with introducing our lines of ammunition. Operating expenses for the nine months ended December 31, 2020 and 2019 periods included noncash expenses of approximately $3.2 million and $2.2 million, respectively. We also experienced increases as a result of new investor and public relations programs, and professional fees associated with our acquisition activity, our public filings, and our efforts to uplist the Company from the OTC to Nasdaq. We expect to see administrative expenditures to continue to decrease as a percentage of sales in the 2021 fiscal year, as we leverage our work force and expand our sales opportunities.

During the three months and nine months ended December 31, 2020, our selling and marketing expenses increased by approximately $304,000 and $496,000. The increase was primarily related to commission on the increases in the sale of our products resulting of approximately $446,000 and $922,000 of increase in commissions and a reduction in our advertising expenses of $77,000 and $232,000 for the three and nine months ended December 31, 2020 in comparison to the comparable prior periods.

Our corporate general & administrative expenses increased approximately $908,000 and $1,020,000 in the three and nine months ended December 31, 2020 from the comparable prior period mainly due to increased general corporate expenses and increased professional and legal fees of $516,000 and $461,000 for the three and nine months ended December 31, 2020 in comparison to the prior period due to the increase in sales activity and our successful efforts of uplisting the Company to Nasdaq concurrent with a public equity offering.

Employee salaries and related expenses increased approximately $326,000 and $431,000 for the three and nine months ended December 31, 2020 compared to the comparable period ended in 2019. The increase for the three and nine months ended December 31, 2020, when compared to the prior period, was primary related to an increase in salaries and wages of approximately $280,000 and $660,000 due to our expanded work force and a decrease of stock compensation of $39,000 and $307,000.

Depreciation and amortization expenses for the three and nine months ended December 31, 2020 increased by approximately $473,000 and $394,000 from the comparable prior periods due to reduced amortization expenses in connection with the adjusted purchase price of our newly acquired subsidiary, Jagemann Munition Components.

Interest and Other Expenses

For the three and nine months ended December 31, 2020, interest expense increased by approximately $1.7 million and $2.1 million compared with the comparable three and nine months ended December 31, 2019. The change from the prior periods was mainly due to approximately $1.3 million of non-cash interest expense recognized on the issuance of warrants to purchase common stock as well as increases in interest expense and debt discount amortization related to Note Payables Related Party, Note Payable, and Convertible Promissory Notes. For the three and nine months ended December 31, 2020, the Company recorded approximately $461,000 and $274,000 of other income primarily related the forgiveness of the company Paycheck Protection Note and for liquidation damage fees for being unable to meet agreed upon registration statement timing obligations. There were no other expenses in the comparable prior periods.

Net Loss

As a result of higher production, selling, and payroll expenses, the loss on Jagemann Munition Components, and non-cash interest expense recognized on the issuance of warrants to purchase common stock, we ended the three and nine months ended December 31, 2020 with a net loss of approximately $1.9 million and $7.3 million compared with a net loss of approximately $2.9 million and $10.2 million for the three and nine months ended December 31, 2019.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had $19,007,893 of cash and cash equivalents, an increase of $18,123,619 from March 31, 2020.

Working Capital is summarized and compared as follows:

	December 31, 2020	March 31, 2020
Current assets	$36,502,859	$9,157,110
Current liabilities	14,122,250	12,225,609
	$22,380,609	$(3,068,499)

Changes in cash flows are summarized as follows:

Operating Activities

For the nine months ended December 31, 2020, net cash used in operations totaled $5,250,212. This was primarily the result of a net loss of $7,348,851, increases in our period end inventories and accounts receivable of $5,140,518 and $3,927,054, respectively, increases in accounts payable and accrued liabilities of $1,842,472 and $2,332,819, respectively, and a loss on Jagemann Munition Components of $1,000,000. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of $3,588,966, non-cash interest expensed recognized for the issuance of warrants of $1,315,494, employee stock compensation of $716,589, and stock grants totaling $213,130.

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

Investing Activities

During the nine months ended December 31, 2020, we used $4,493,051 in net cash for investing activities to purchase fixed assets such as new production equipment.

During the three months ended December 31, 2019, we used $356,022 in net cash for investing activities to purchase fixed assets such as new production equipment and to acquire end cap displays for the sale of our product at retailers.

Financing Activities

During the nine months ended December 31, 2020, net cash provided by financing activities was $27,866,882. This was the net effect of $23,564,619 of proceeds from the sale of common stock net of $3,344,436 of issuance costs, $3,500,000 of proceeds from a related party note, $4,000,000 of proceeds from a note payable, $2,250,000 generated from our Inventory Credit Facility, $2,288,878 was generated from common stock issued for exercised warrants, $1,959,000 from the issuance of convertible promissory notes, and $1,051,985 proceeds from our paycheck protection program notes payable. Additionally, $26,079,000 was generated from accounts receivable factoring, which was offset by payments of $25,794,381. $7,235,312 of cash was used for payments on related party notes payable, and $452,471 toward our insurance premium notes payable.

We financed our operations primarily from the issuance of equity instruments. During the nine months ended December 31, 2019, net cash provided by financing activities was $1,409,100. This was the net effect of $2,465,540 generated from the sale of Common Stock, net of cash payments of $285,981 in conjunction with the Unit offerings. Additionally, $936,750 was generated from accounts receivable factoring and $415,000 of cash was generated from the issuance of a related party note payable. These increases to our financing activities were offset by payment of $1,500,000 on the related party notes payable, $322,209 toward our insurance premium note payable and a $300,000 payment of our Contingent Consideration Payable.

Liquidity and Capital Resources

Existing working capital, cash used in operations, bank borrowings, and sales of equity and debt securities are expected to be adequate to fund our operations over the next year. Generally, we have financed operations to date through the proceeds of stock sales, bank financings, and related-party notes.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

Inventory

We state inventories at the lower of cost and net realizable value. We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead. We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories. These provisions are based on our best estimates. At December 31, 2020, and March 31, 2020, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three months ended December 31, 2020 and 2019, we recognized $1,201,841 and $138,529 respectively, in excise taxes. During the nine months ended December 31, 2020 and 2019, we recognized $2,707,534 and $374,132, respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable, and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures not effective. Our controls were ineffective due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties (ii) ineffective corporative governance controls (iii) controls that may not be adequately designed or operating effectively and (iv) ineffective or delayed communication of certain contracts entered into in the ordinary course of business, whether written or oral. Despite the existence of material weaknesses, The Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three and nine months ended December 31, 2020, in accordance with U.S. GAAP.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Quarterly period from April 1, 2020 to December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The authorized capital of the Company is 200,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Preferred Stock with a $0.001 par value per share. During the Quarterly period from October 1, 2020 to December 31, 2020, The Company issued 50,000 shares of Common Stock for services for $87,500 or $1.75 per share. The Company issued 510,000 shares of Common Stock for the conversion of convertible promissory notes for a total value of $1,020,000.

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

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: February 12, 2021	By:	Fred W. Wagenhals, Chief Executive Officer

/s/ Rob Wiley
Dated: February 12, 2021	By:	Rob Wiley, Chief Financial Officer

