Form 10-K
period 2021-03-31
AMMO, INC.
filed 2021-06-29
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

AMMO, Inc.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	001-13101	83-1950534
(State of incorporation)	(Commission File No.)	(I.R.S. Identification Number)

7681 E Gray Road, Scottsdale, AZ 85260

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number including area code: (480) 947-0001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	POWW	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	POWWP	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock of the registrant by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2020) was $99,735,675.

As of June 25, 2021, there were 111,810,233 shares of $0.001 par value Common Stock outstanding.

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

Forward looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words, or the negative thereof. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures and risk factors we include in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports filed on Form 8-K.

In our Form 10-K, Form 10-Q and Form 8-K filings with the Securities and Exchange Commission, references to: (a) “Common Stock” refers to our Common Stock, $0.001 par value per share; and (b) “AMMO, Inc.”, “AMMO”, “the Company”, “we,” “us,” “our” and similar terms refer to AMMO, Inc. and its wholly owned operating subsidiaries Enlight Group II, LLC d/b/a Jagemann Munition Components (“Jagemann Munition Components” or “JMC”), AMMO Munitions, Inc., Firelight Group I LLC, Speedlight Group I, LLC, SNI, LLC, GB Investments, Inc., IA Tech, LLC, Outdoors Online, LLC, Enthusiast Commerce, LLC, five (5) other subsidiaries listed on Exhibit 21.1 filed with this Annual Report on Form 10-K, and AMMO Technologies, Inc. (with AMMO Technologies, Inc. currently being inactive).

PART I

ITEM 1. BUSINESS.

Introduction

We are a designer, producer, and marketer of performance-driven, high-quality ammunition and ammunition component products for sale to a variety of consumers, including sport and recreational shooters, hunters, individuals seeking home or personal protection, manufacturers and law enforcement and military agencies. We also own an online auction site supporting the lawful sale of firearms, ammunition and hunting/shooting accessories. To enhance the strength of our brands and drive product demand, we emphasize product innovation and technology to improve the performance, quality, and affordability of our products while providing support to our distribution channel and consumers. We seek to sell products at competitive prices that compete with high-end, custom, hand-loaded ammunition at competitive prices. Additionally, through our ammunition casing manufacturing and sales operations (“Jagemann Munition Components” or “JMC”) we sell ammunition casings products of various types. We emphasize an American heritage by using predominantly American-made components and raw materials in our products that are produced, inspected, and packaged at our facilities in Payson, Arizona and Manitowoc, Wisconsin.

Our production processes focus on safety, consistency, precision, and cleanliness. Each round is developed for a specific purpose with a focus on a proper mix of consistency, velocity, accuracy, and recoil. Each round is chamber gauged and inspected with redundant seven-step quality control processes.

GunBroker.com is our online auction site. In its role as the auction site, GunBroker.com serves as the listing service and provides for the exchange of information in a secure manner supporting the third-party listing, sale and lawful purchase of firearms, ammunition and accessories connecting over 6.6 million registered users.

Our Growth Strategy

Our goal is to enhance our position as a designer, producer, and marketer of ammunition products via our manufacturing and related sales operations, while simultaneously enhancing the GunBroker.com brand and leverage the information technologies platform to develop additional complimentary sales channels. Key elements of our strategy to achieve this goal are as follows:

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

Enhance Market Share, Brand Recognition, and Customer Loyalty

We strive to enhance our market share, brand recognition, and customer loyalty. Industry sources estimate that 70 to 80 million people in the United States own more than approximately 393 million firearms creating a large installed base for our ammunition products. We are focusing on the premium segment of the market through the quality, distinctiveness, and performance of our products; the effectiveness of our marketing and merchandising efforts; and the attractiveness of our competitive pricing strategies.

Pursue Synergetic Strategic Acquisitions and Relationships

We intend to pursue strategic acquisitions and develop strategic relationships designed to enable us to expand our technology and knowhow, expand our product offerings, strengthen and expand our supply chain, enhance our production process, expand our marketing and distribution, and attract new customers.

Products

We design, produce, and sell ammunition and ammunition components in a variety of types, sizes, and calibers for use in handguns and long guns. We ship our ammunition in the form of cartridges (or rounds), and also ammunition casings. A cartridge consists of four components: a case made of brass, steel, or copper that holds together all the other components of the cartridge; the primer, which is an explosive chemical compound that ignites the gunpowder when struck by the firing pin; the gun powder, which is a chemical mixture that burns rapidly and creates an expanding gas when ignited and pushes the bullet out the barrel; and the bullet, or projectile, usually containing lead that is fired through the barrel to strike the target. Some of the bullets we produce for certain applications have a jacket, or outer shell, of brass or copper to improve performance and accuracy. We typically produce centerfire cartridges in which the primer is in the bottom, or center of the cartridge, rather than rimfire cartridges in which the primer is in the rim of the cartridge. We also offer ammunition casings for pistol ammunition through large rifle ammunition.

STREAK Visual Ammunition

STREAK VISUAL AMMUNITION™ enables shooters to see the path of the bullets fired by them. STREAK VISUAL AMMUNITION™ rounds utilize non-flammable phosphor material that produces a glow by the utilization of the light emitted during the round discharge to make STREAK VISUAL AMMUNITION™ glow. The luminescent material is applied only to the aft end of the projectile, making it visible only to the shooter and those within a 30-degree viewing window. As a result, the glow of STREAK VISUAL AMMUNITION™ is not visible to the target unlike conventional tracers, which we believe is important to the military and law enforcement. We refer to the technology used by our STREAK VISUAL AMMUNITION™ as one-way luminescent or O.W.L. Technology™. Unlike conventional tracer ammunition, STREAK VISUAL AMMUNITION™ rounds are not incendiary and do not utilize burning metals to generate light, thereby eliminating heat generation and making them safer for use in various environments and avoiding serious fire hazards. STREAK VISUAL AMMUNITION™ comes in 380 auto, 9 mm, 40 S&W, 44 magnum, 45 long colt, and 38 special among other calibers.

We hold the exclusive worldwide sales and distribution rights for the patented O.W.L. Technology™ used by our STREAK VISUAL AMMUNITION™ and pay a royalty based on our product sales incorporating this technology. On October 13, 2020, the Company further expanded its patent portfolio as a result of the U.S. Patent and Trademark Office (USPTO)’s issuance of Patent No. 10,801,821 recognizing the Company’s development of both a protectable and cutting-edge process to mass-produce luminescent projectiles, as well as the luminescent projectiles manufactured as a result of the protected process.

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

AP and HAPI Ammunition

Our innovative line of match grade armor piercing (AP) and hard armor piercing incendiary (HAPI) tactical rounds are the centerpiece of the Company’s strategy to address the unique needs of the armed forces community. This ammunition was designed around a match grade portfolio of projectiles, that include a solid copper boat tail and armor piercing configuration. The distinction between these rounds and other sold, is that the manufacturing process was engineered to ensure extremely tight tolerances between each projectile manufactured, ensuring for the end user that the ballistic trajectory remains consistent between rounds without regard to the actual configuration or round fired. Our AP and HAPI line is also available with our O.W.L. Technology™. The Company has aligned its manufacturing operations to support the large caliber demand from military personnel, such as the 12.7 mm and .50 caliber BMG configurations. On February 2, 2021, we announced that we restarted our improved .50 caliber manufacturing line to address increased market demand and fulfill current orders.

Bio Ammo

On March 9, 2021, we announced entering into a commercial distribution agreement with Bio Ammo, S.L., which provides the Company exclusive U.S. distribution rights to sell Bio Ammo’s patented biodegradable shotgun shells.

JMC

Through JMC, we offer ammunition casings for pistol ammunition through large rifle ammunition. Jagemann Munitions Components is backed by decades of manufacturing experience that allows the production of high-quality pistol brass and rifle brass components. Borne from the automotive industry and refined over time to deliver durable and consistent sporting components, Jagemann Munitions Components has become one of the largest brass manufacturers in the country, with the capacity to produce more than 750 million pieces of brass each year with the ability to scale to over 1 billion pieces of brass each year. Proud of its American-made components and capabilities, the Company now has complete control over the manufacturing process. This results in a number of advantages when it comes to the brass that leaves our state-of-the-art facility.

GunBroker.com

On April 30, 2021 (the “Effective Date”), we entered into an agreement and plan of merger (the “Merger Agreement”), by and among us, SpeedLight Group I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Sub”), Gemini Direct Investments, LLC, a Nevada limited liability company (“Gemini”), and Steven F. Urvan, an individual (the “Seller”), whereby Sub merged with and into Gemini, with Sub surviving the merger as our wholly owned subsidiary (the “Merger”). At the time of the Merger, Gemini had nine subsidiaries, all of which are related to Gemini’s ownership of the gunbroker.com business. The Merger was completed on the Effective Date.

GunBroker.com is a large online marketplace dedicated to firearms, hunting, shooting and related products. Aside from merchandise bearing its logo, GunBroker.com currently sells none of the items listed on its website. Third-party sellers list items on the site and federal and state laws govern the sale of firearms and other restricted items. Ownership policies and regulations are followed using licensed firearms dealers as transfer agents. Gunbroker.com has over 6.6 million registered users and averages over 1 million items listed for sale on its site on a daily basis.

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

Manufacturing

Our manufacturing operations are currently based out of Manitowoc and Two Rivers, Wisconsin. We conduct ammunition and ammunition casing manufacturing, research and development, and inspection operations at these leased properties. On an annual basis, we can produce 650 million rounds of ammunition with the ability to scale to 1 billion rounds and 750 million ammunition casings with the ability to scale in excess of 1 billion on an annual basis. Our inspection process is intended to enhance the performance and reliability of our products.

Research and Development

We conduct research and development activities to enhance existing products and develop new products at our facilities in Manitowoc, Wisconsin, utilizing our personnel and strategic relationships. We expense all costs associated with our research and development efforts through either our cost of goods sold, as they are performed by the same employees who produce our finished product, or through or general and administrative expenses if the product has not been brought to market.

Suppliers

We purchase certain of the raw materials and components for our ammunition products, including brass, steel, or copper casings; ammunition primers to ignite gun powder; gun powder; and projectiles. We believe we have reliable sources of supply for all our raw material and component needs, but from time to time raw materials and components are subject to shortages and price increases. Most of our suppliers are U.S.-based and provide us the materials and components at competitive rates. Our ownership of JMC supplies our ammunition casings. We plan to broaden our supplier base and secure multiple sources for all the raw materials and components we require.

Customers

We sell our products through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell direct to customers online. Our consumers include sport and recreational shooters, hunters, competitive shooters, individuals desiring home and personal protection, manufacturers, and law enforcement and military agencies, and selected international markets. We distribute our products under five primary product lines: Jesse James, Jeff Rann, OPS, Stelth, STREAK VISUAL AMMUNITION™, and JMC. One customer accounted for approximately 16.5% of our sales for the year ended March 31, 2021 in comparison to year ended March 31, 2020 in which two customers accounted for approximately 32% of our sales.

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

Employees

As of June 25, 2021, we had a total of 270 employees. Of these employees, 202 were engaged in manufacturing, 25 in sales and marketing, 11 in finance and accounting, 5 in research and development and 27 in various executive and administrative functions. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good.

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

Under the terms of the 2017 merger between our wholly-owned subsidiary, AMMO Technologies Inc., an Arizona corporation (“ATI”) and Hallam, Inc. (“Hallam”), ATI succeeded to all of the assets of Hallam and assumed the liabilities of Hallam, which were none. The primary asset of Hallam was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette (“ULL”). The license was formally amended and assigned to ATI pursuant to an Assignment and First Amendment to Exclusive License Agreement Assumption Agreement. Under the terms of the merger with Hallam, we, the sole shareholder of ATI, issued to Hallam’s two shareholders, 600,000 shares of our Common Stock, subject to restrictions, and payment of $200,000. The first payment of $100,000 to the Hallam’s shareholders was paid on September 13, 2017, and the second payment of $100,000 was paid on February 6, 2018.

We hold the exclusive worldwide sales and distribution rights for the patented O.W.L. Technology™ used by our STREAK VISUAL AMMUNITION™ via our license agreement with ULL. We pay ULL a royalty based on our product sales incorporating this patented technology. We have been using our O.W.L. Technology™ to compete for military contracts in part because we believe the glow of STREAK VISUAL AMMUNITION™ not being visible to the target (which is unlike conventional tracers) is important to the military and law enforcement.

Such military use is allowed pursuant to that certain Amended and Restated Exclusive License Agreement between ATI and ULL which was dated as of November 16, 2017 and effective as of January 1, 2018 (the “A&R License Agreement”). The A&R License Agreement expires on January 1, 2022 and is renewable in the Company’s sole discretion for successive four (4) year periods provided the Company is not in breach of the A&R License Agreement.

We are a party to a license agreement with Jesse James, a well-known motorcycle designer, and Jesse James Firearms, LLC, a Texas limited liability company. The licensing agreement grants us the exclusive worldwide rights through October 15, 2021 to Mr. James’ image rights and all trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of Jesse James Branded Products. In addition, Mr. James agreed to make himself available for certain promotional activities and to promote Jesse James Branded Products through his own social media outlets. We agreed to pay Mr. James royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses. We also issued 100,000 shares of Common Stock upon the execution of the license agreement with the potential issuance of up to 75,000 additional shares of Common stock upon achieving certain gross sales with $15 million in gross sales required to earn the entire 75,000 shares.

We are a party to a license agreement with Jeff Rann, a well-known wild game hunter and spokesman for the firearm and ammunition industries. The license agreement grants us through February 2022 the exclusive worldwide rights to Mr. Rann’s image rights and trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of all Jeff Rann Branded Products. Mr. Rann agreed to make himself available for certain promotional activities and to promote the Branded Products through his own social media outlets. We agreed to pay Mr. Rann royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses. We also issued 100,000 shares of Common Stock upon the execution of the license agreement with the potential issuance of 75,000 additional shares of Common Stock upon achieving certain gross sales with $15 million in gross sales required to earn the entire 75,000 shares.

Through our acquisition of SW Kenectics, Inc. (“SWK”), we acquired the rights to a patent for modular projectiles. This technology is used in connection with our AP and HAPI lines of ammunition. The Company acquired SWK for a total of up to $1,500,000 in cash and issued 1,700,002 restricted shares of the Common Stock. The agreement specifies that $1,250,000 of the cash is deferred pending completion of specific milestones and the 1,700,002 shares of Common Stock are subject to claw back provisions to ensure agreed upon objective are met. As of March 31, 2021, the Company has made $350,000. As of March 31, 2021, 1,550,134 shares remain subject to clawback provisions. The patent will be amortized over 15 years.

Included in the acquisition of JMC for $7,000,000 in cash, $10,400,000 delivered in the form of a Promissory Note, and 4,750,000 shares of Common Stock, we acquired customer relationships, intellectual property, and the use of a tradename, which will be amortized over 3 years, 3 years and 5 years, respectively. These intangible assets are used in the operation and production of our ammunition casing business through our wholly owned subsidiary, Jagemann Munition Components.

Backlog

At March 31, 2021, we had approximately $187 million in backlog. The Company expects to fill these orders within the next fiscal year ending March 31, 2022. As of March 31, 2020, we had approximately $12.7 million in backlog. Backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within three months. We generally allow orders that have not yet been shipped to be cancelled. Our backlog may not be indicative of future sale.

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

Regulatory Matters

The manufacture, sale, and purchase of ammunition are subject to extensive federal, state, local, and foreign governmental laws. We are also subject to the rules and regulations of the US Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) and various state and international agencies that control the manufacture, export, import, distribution and sale of firearms, explosives, and ammunition. Such regulations may adversely affect demand for our products by imposing limitations that increase the costs or limit the availability of our products.

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

Transactions taking place on the GunBroker.com site involving the lawful sale of firearms are facilitated from a listing and documentation standpoint by GunBroker.com. The transaction is consummated between a third-party buyer and seller and requires the direct involvement of an ATF Federal Firearms License (“FFL”) holder such as a gun shop or range that accepts receipt of the firearms and completes the transaction and delivery subject to confirmation of compliance with applicable federal and/or state laws.

Recent Developments

On March 16, 2021, we announced the closing of an underwritten public offering of 23 million newly-issued shares of Common Stock at a price to the public of $5.00 per share. The closing included the full exercise of the underwriters’ over-allotment option to purchase 3 million shares of Common Stock at the public offering price, for gross proceeds to the Company of $115 million, prior to deducting offering expenses, commissions and underwriting discounts.

On May 21, 2021, we closed an underwritten public offering of 1,097,200 newly issued shares of our 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) at a price to the public of $25.00 per share. The offering resulted in gross proceeds to the Company of $27,430,000, prior to deducting offering expenses, commissions and underwriting discounts. On May 25, 2021, the underwriter exercised its previously announced over-allotment option to purchase 164,580 shares of Series A Preferred Stock pursuant to that certain Underwriting Agreement dated May 19, 2021, by and between us and Alexander Capital, L.P., as representative of the several underwriters identified therein. We closed the exercise of the over-allotment option on May 27, 2021. The gross proceeds from the exercise of the over-allotment option were $4,114,500, before deducting underwriting discounts and commissions.

On May 25, 2021, we entered into an underwriting agreement with Alexander Capital, L.P. relating to a firm commitment public offering of 138,220 newly issued shares of our Series A Preferred Stock at a public offering price of $25.00 per share. The closing of the offering took place on May 27, 2021.The gross proceeds to us from the sale of 138,220 shares of Series A Preferred Stock, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, were $3,455,500. The total net proceeds from the two Series A Preferred Stock offerings in May 2021 was $32,940,000.

Available Information

You can find reports on our company including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on our website www.ammoinc.com under the “Investor Relations” heading. These reports are free of charge and are available as soon as reasonably practicable after they have been filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). We are providing the address to our website solely for the information of investors and the information on our website is not a part of this or any report that we file with the SEC.

Our History

We were formed under the name Retrospettiva, Inc. in November 1990 to manufacture and import textile products, including both finished garments and fabrics, but ceased operations in 2001. We were inactive from 2001 until December 2016. On December 15, 2016, our then principal stockholders sold their outstanding Common Stock to Fred W. Wagenhals, who is currently Chairman of the Board and Chief Executive Officer. On the same date, Mr. Wagenhals became the sole officer and director of our company. As of December 30, 2016, we changed our trading symbol to POWW; we merged into a Delaware corporation, thereby changing our state of incorporation from California to Delaware; we engaged in a 1-for-25 reverse stock split; and we commenced our current business as AMMO, Inc.

Our Chairman and Chief Executive Office, Fred Wagenhals, had organized another company on October 13, 2016, which immediately began to take steps to commence the ammunition business. We combined with that company in March 2017, resulting in our acquisition of all the shares of its common stock for 17,285,800 shares of Common Stock and our succession to its business.

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

In September 2017, ATI acquired Hallam and in October 2018, we acquired SWK.

On March 15, 2019, Enlight Group II, LLC (“Enlight”), our wholly owned subsidiary completed its acquisition of JMC, pursuant to the terms of the Amended and Restated Asset Purchase Agreement dated March 14, 2019. In accordance with the terms of the Amended APA, Enlight Group II, LLC paid Jagemann Stamping Company (“JSC”) a combination of $7,000,000 in cash, $10,400,000 delivered in the form of a Promissory Note, and 4,750,000 shares of Common Stock.

On June 26, 2020, the Company, Enlight, and JSC entered into a Settlement Agreement pursuant to which the parties mutually agreed to settle all disputes and mutually release each other from liabilities related to the Amended APA occurring prior to June 26, 2020 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company shall pay JSC $1,269,977 and shall provide JSC with: (i) two new promissory notes, a note of $5,803,800 related to the Seller Note and note of $2,635,797 for inventory and services, which was reclassed from accounts payable, both with a maturity date of August 15, 2021, (ii) general business security agreements granting JSC a security interest in all personal property of the Company. Pursuant to the Notes, the Company is obligated to make monthly payments totaling $204,295 to JSC. In addition, the Notes have a mandatory prepayment provision that comes into effect if the Company conducts a publicly registered offering. Pursuant to such provision, the Company: (a) upon the closing of an Offering of less than $10,000,000 would be obligated to pay the lesser of ninety percent (90%) of the Offering proceeds or seventy (70%) of the then aggregate outstanding balance of the Notes; and (b) upon the closing of an Offering of more than $10,000,000 would be obligated to pay one hundred percent (100%) of the then aggregate outstanding balance of the Notes. The Company was granted an option to repurchase up to 1,000,000 of the shares of Common Stock issued to JSC under the Amended APA at a price of $1.50 per share through April 1, 2021 so long as there are no defaults under the Settlement Agreement.

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

On January 22, 2021, Company repurchased 1,000,000 shares of its Common Stock issued to JSC at a price of $1.50 per share pursuant to the Amended APA and subsequently cancelled the total purchased shares.

The Company’s balance of Amended Note B was $1,490,918 at March 31, 2021.

On November 30, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with Alexander Capital, L.P., as representative of the underwriters listed therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering an aggregate of 8,564,285 shares of Common Stock, at a public offering price of $2.10 per share. In addition, the Underwriters were granted an over-allotment option (the “Over-allotment Option”) for a period of 45 days to purchase up to an additional 1,284,643 shares of Common Stock. The Offering closed on December 3, 2020.

The Common Stock began trading on the Nasdaq Capital Market under the symbol POWW on December 1, 2020.

The Underwriters exercised the Over-allotment Option in full on December 11, 2020. Total gross proceeds from the Offering were $20,682,749 and the total net proceeds less expenses were $17,434,246.

ITEM 1A. RISK FACTORS

Purchasing our Common Stock or Series A Preferred Stock involves a high degree of risk. You should carefully consider the following risk factors, together with all of the information included in this Form 10-K Report, before you decide to purchase shares of our Common Stock or Series A Preferred Stock. We believe the risks and uncertainties described below are the most significant we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, operating results, and financial condition could be materially and adversely affected. In that case, the trading price of our Common Stock or Series A Preferred Stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history on which you can evaluate our company.

With the exception of GunBroker.com’s approximate 20 year history operating as a private company preceding the merger, we have a limited operating history on which you can evaluate our company. Although the corporate entity has existed since 1990, we have only operated as an ammunition manufacturer since March 2017. As a result, our business will be subject to many of the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise.

Our performance is influenced by a variety of economic, social, and political factors.

Our performance is influenced by a variety of economic, social, and political factors. General economic conditions and consumer spending patterns can negatively impact our operating results. Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect consumer spending on discretionary items and adversely affect the demand for our products. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income could reduce our sales and adversely affect our operating results. Economic conditions also affect governmental political and budgetary policies. As a result, economic conditions also can have an adverse effect on the sale of our products to law enforcement, government, and military customers.

Political and other factors also can adversely affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can adversely affect the demand for our products. In addition, uncertainty surrounding the control of firearms, firearm products, and ammunition at the federal, state, and local level and heightened fears of terrorism and crime can adversely affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside. Inventory levels in excess of customer demand may negatively impact operating results and cash flow.

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations. If restrictive changes to legislation develop, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products.

War, terrorism, other acts of violence or natural or manmade disasters, such as a global pandemic, may affect the markets in which the Company operates, the Company’s customers, the Company’s delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

The Company’s business and supply chain may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease (including the coronavirus commonly referred to as “COVID- 19”).

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

Any significant disruption to communications and travel, including travel restrictions and other potential protective quarantine measures against a pandemic by governmental agencies, could make it difficult for the Company to deliver goods services to its customers. War, riots, or other disasters may increase the need for our products and demand by our government and military and may make it more difficult to provide our products to other customers. Further, travel restrictions and protective measures against COVID-19 could cause the Company to incur additional unexpected labor costs and expenses or could restrain the Company’s ability to retain the highly skilled personnel the Company needs for its operations. The extent to which COVID-19 impacts the Company’s business, sales and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

We believe COVID-19 has not negatively affected our operational results in a material manner, but it may at any time and without notice in the foreseeable future. As a result of COVID-19, at any time we may be subject to increased operating costs, supply interruptions, and difficulties in obtaining raw materials and components. COVID-19 has resulted in restrictions, postponements and cancelations of meetings, conferences, trade shows. The impact, extent and duration of the government imposed restrictions on travel and public gatherings as well as the overall effect of the COVID-19 virus is currently unknown.

We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

On September 24, 2019, the Company received notice that an individual who was former member of the Board of Directors (the “Board”) who had been removed as a director by majority vote of the stockholders and who had voluntarily resigned as an employee filed a complaint against the Company, and certain individuals (the “Complaint”), with the U.S. Department of Labor (“DOL”). The Complaint alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such reports, the individual experienced a hostile work environment; that the Company lacks sufficient internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the stockholders. The claims were investigated by a Special Committee of the Board made up of independent directors represented by independent legal counsel. The Special Committee and independent legal counsel found the claims were unsubstantiated and there were no SEC violations in the various allegations in the Complaint. The matter is currently the subject of administrative investigation by the DOL via the Occupational Safety and Health Administration (“OSHA”). The Company filed a timely Position Statement with the DOL in October of 2019 in response to the Complaint. The Company disputes the allegations of wrongdoing and believes the matters raised in the Complaint are without merit.

The claims made to the DOL in the Complaint, and such other litigation or claims that may be made against the Company or its officers or directors, from time to time, could negatively affect our business, operations or financial position. As we grow, we will likely see a rise in the number of litigation matters against us. These matters may include employment and labor claims, product liability, and other claims related to our products, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position.

We may not be able to utilize our net operating loss carry forwards.

At March 31, 2021, we had Federal net operating loss carry forwards (“NOLs”) for income tax purposes of approximately $31.6 million which will begin to expire in 2036. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed into law on March 27, 2020 provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the 80% taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. However, we do not know if or when we will have any earnings and capital gains against which we could apply these carry forwards. Furthermore, if there were a sufficient change in the ownership of our Common Stock, our ability to use our federal NOLs could be limited under Internal Revenue Code Section 382. State NOLs are subject to similar limitations in many cases. As a result, our substantial NOLs may not have any value to us.

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

The GunBroker.com auction website facilitates the lawful sale of firearms, ammunition and accessories between listing sellers and interested buyers and includes the direct transactional involvement of FFLs regulated by the ATF. A change in applicable federal or state law that prohibited GunBroker.com from providing its facilitative auction platform services would have a direct substantial financial impact on the operations and adverse effect on the continuity of operations.

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

Risks Related to Our Products and Our Dependence on Third Parties

Our success depends upon our ability to introduce new products that match customer preferences.

Our success depends upon our ability to introduce new products that match consumer preferences. Our efforts to introduce new products into the market may not be successful, and any new products that we introduce may not result in customer or market acceptance. We develop new products that we believe will match consumer preferences. The development of a new product is a lengthy and costly process and may not result in a successful product. Failure to develop new products that are attractive to consumers could decrease our sales, operating margins, and market share and could adversely affect our business, operating results, and financial condition.

We depend on the sale of our ammunition products.

We manufacture ammunition and ammunition casings for sale to a wide variety of consumers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, manufacturers, law enforcement and security agencies and officers in the United States and throughout the world. The sale of ammunition and ammunition components is influenced by the sale and usage of firearms. Sales of firearms are influenced by a variety of economic, social, and political factors, which may result in volatile sales. Ammunition sales represented a substantial amount of our net sales for the fiscal years ended March 31, 2021 and 2020. If ammunition sales decline, our financial results could be adversely impacted and the stock price of our Common Stock could decline.

Our manufacturing facilities are critical to our success.

On January 5, 2021, we announced entering into a term sheet with the City of Manitowoc, Wisconsin to acquire in excess of 35 acres in Manitowoc Industrial Park for the purpose of constructing an estimated $12 million, 160,000 square foot, expanded loaded ammunition and brass casing manufacturing plant, to be operational by the summer of 2022. On April 8, 2021, we acquired the 35 acres via a wholly-owned subsidiary formed for that purpose, Firelight Group I, LLC and broke ground on the construction on June 21, 2021. The land is located in a Tax Increment Finance District and the acquisition was, in part, funded through Tax Incremental Financing (“TIF”) via a Development Agreement entered into between Firelight Group I, LLC and the City of Manitowoc. The Development Agreement provides for an estimated Total Incentive of $1.7 million. The Development Agreement included an initial $750,000 TIF Payment provided to Firelight by the City of Manitowoc via TID 21 in which the Manitowoc Industrial Park and subject parcel is located.

Our manufacturing facilities are critical to our success, as we currently produce all of our products at these facilities. The facilities also house our principal research, development, engineering, and design functions.

Any event that causes a disruption of the operation of these facilities for even a relatively short period of time would adversely affect our ability to produce and ship our products and to provide service to our customers. We make certain changes in our manufacturing operations from time to time to enhance the facilities and associated equipment and systems and to introduce certain efficiencies in manufacturing and other processes to produce our products in a more efficient and cost-effective manner. We anticipate that we will continue to incur significant capital and other expenditures with respect to these facilities and our plans to construct a new $12 million manufacturing plant, but we may not be successful in continuing to improve efficiencies.

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

We also rely on third-party suppliers for most of the manufacturing equipment necessary to produce our products. The failure of suppliers to supply manufacturing equipment in a timely manner or on commercially reasonable terms could delay our plans to expand our business and otherwise disrupt our production schedules and increase our manufacturing costs. Our orders with certain of our suppliers may represent a very small portion of their total orders. As a result, they may not give priority to our business, leading to potential delays in or cancellation of our orders. If any single-source supplier were to fail to supply our needs on a timely basis or cease providing us with manufacturing equipment or components, we would be required to locate and contract with substitute suppliers. We may have difficulty identifying a substitute supplier in a timely manner and on commercially reasonable terms. If this were to occur, our business would be harmed.

Our revenue depends primarily on sales by various retailers and distributors, some of which account for a significant portion of our sales.

Our loaded ammunition and munition components revenue depends on our sales through various leading national and regional retailers, local specialty firearms stores, and online merchants. The U.S. retail industry serving the outdoor recreation market has become relatively concentrated. Our sales could become increasingly dependent on purchases by several large retail customers. Consolidation in the retail industry could also adversely affect our business. If our sales were to become increasingly dependent on business with several large retailers, we could be adversely affected by the loss or a significant decline in sales to one or more of these customers. In addition, our dependence on a smaller group of retailers could result in their increased bargaining position and pressures on the prices we charge.

The loss of any one or more of our large or “Big Box” retail customers or significant or numerous cancellations, reductions, delays in purchases or changes in business practices by our large or “Big Box” retail customers could have an adverse effect on our business, operating results, and financial condition.

These sales channels involve a number of special risks, including the following:

●	we may be unable to secure and maintain favorable relationships with retailers and distributors;

●	we may be unable to control the timing of delivery of our products to end-user consumers;

●	our retailers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;

●	our retailers and distributors may terminate their relationships with us at any time;

●	our retailers and distributors market and distribute competing products; and

●	our retailers may experience closure due to COVID-19 outbreaks or other natural or manmade disasters in a particular region.

We have one customer that accounted for approximately 17% of our revenues for the years ended March 31, 2021 in comparison to two customers that accounted for approximately 32%, of our revenues for the year ended March 31, 2020. Although we intend to expand our customer base, our revenue would likely decline if we lost any major customers or if one of these sizable customers were to significantly reduce its orders for any reason. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

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

Shipments of ammunition for hunting are highest during the months of June through September to meet consumer demand for the fall hunting season and holidays. The seasonality of our sales may change in the future. The hunting for our 2022 fiscal year season may be affected by travel restrictions and other limitations imposed as a result of COVID-19 that are unpredictable. Seasonal variations in our operating results may reduce our cash on hand, increase our inventory levels, and extend our accounts receivable collection periods. This in turn may cause us to increase our debt levels and interest expense to fund our working capital requirements.

We manufacture and sell products that create exposure to potential product liability, warranty liability, or personal injury claims and litigation.

Our products are used in activities and situations that involve risk of personal injury and death. Our products expose us to potential product liability, warranty liability, and personal injury claims and litigation relating to the use or misuse of our products, including allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence, and strict liability. If successful, any such claims could have a material adverse effect on our business, operating results, and financial condition. Defects in our products may result in a loss of sales, recall expenses, delay in market acceptance, and damage to our reputation and increased warranty costs, which could have a material adverse effect on our business, operating results, and financial condition. Although we maintain product liability insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, if at all, in the future and product liability claims may exceed the amount of insurance coverage or may not be covered by our insurance policies. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products.

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

A significant portion of our revenue is contingent on an exclusive license agreement with the University of Louisiana at Lafayette.

A significant portion of our revenue is attributable to the sale of our STREAK VISUAL AMMUNITION™. The manufacturing of our STREAK product relies, in part, on a patent that is held by ULL. We have an exclusive license to use the licensed technology, derivative and related technology worldwide. We may renew this license agreement for successive four-year periods provided we are in compliance with the agreement. If we breach the license agreement, the licensor may terminate the agreement and if we fail to renew the license, we may be unable to use the technology, which, in either case, could significantly harm our results of operations.

Regulatory Risks

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

Several states currently have laws in effect that are similar to, and, in certain cases, more restrictive than, these federal laws. Compliance with all of these regulations is costly and time-consuming. Any violation of any of these regulations could cause us to incur fines and penalties, may also to restrictions on our ability to manufacture and sell our products and services and to import or export the products we sell and may cause our business to be harmed.

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

Any adverse change to the interpretations of the Second Amendment (Right to Bear Arms) could impact our ability to conduct business by restricting the ownership and use of firearms in the United States.

Risks Related to our Common Stock

Our shares are listed on the Nasdaq Capital Market; however, if we fail to comply with Nasdaq’s rules for continued listing or other requirements, our shares may be delisted.

Our Common Stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “POWW.” If we fail to comply with Nasdaq’s rules for continued listing, including, without limitation, minimum market capitalization and other requirements, Nasdaq may take steps to delist our shares. Failure to maintain our Nasdaq listing would make it more difficult for shareholders to sell our Common Stock and more difficult to obtain accurate price quotations on our Common Stock. The delisting of our shares could have an adverse effect on the price of our Common Stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our Common Stock is not traded on a national securities exchange.

The exercise of warrants, and issuance of incentive stock grants may have a dilutive effective on our stock, and negatively impact the price of our Common Stock.

As of June 25, 2021, we had 3,422,677 warrants outstanding with a weighted average exercise price of $2.33. As of June 25, 2021, there were no options outstanding and 3,534,170 shares of Common Stock are reserved for future issuance under the 2017 Equity Incentive Plan. We plan to adopt a new Incentive Stock Plan designed to assist us in attracting, motivating, retaining, and rewarding high-quality executives, directors, officers, employees, and individual consultants by enabling such persons to acquire or increase a proprietary interest in our company to strengthen the mutuality of interests between such persons and our stockholders and providing such persons with performance incentives to expand their maximum efforts in the creation of stockholder value under the plan. We will be able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under the plan.

To the extent that any of the outstanding warrants and future options are exercised, dilution to the interests of our stockholders may occur. For the life of such warrants and options, the holders will have the opportunity to profit from a rise in the price of the Common Stock with a resulting dilution in the interest of the other holders of Common Stock. The existence of such warrants and options may adversely affect the market price of our Common Stock.

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

As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year in our Annual Report on Form 10-K. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

During the audit of our financial statements for the year ended March 31, 2021, our management identified material weaknesses in our internal control over financial reporting. Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. In addition, as of March 31, 2021, our management concluded that our disclosure controls and procedures were not effective. These material weaknesses, if not remediated, create an increased risk of misstatement of the Company’s financial results, which, if material, may require future restatement thereof. A failure to implement improved internal controls, or difficulties encountered in their implementation or execution, could cause future delays in our reporting obligations and could have a negative effect on us and the trading price of our Common Stock. If these weaknesses and inadequate disclosure controls and procedures continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed.

General Risk Factors

Our operating results may experience significant fluctuations.

Many factors can contribute to significant fluctuations in our results of operations. These factors include the following:

●	the cyclicality of the markets we serve;

●	the timing and size of new orders;

●	the cancellation of existing orders;

●	the volume of orders relative to our capacity;

●	product introductions and market acceptance of new products or new generations of products;

●	timing of expenses in anticipation of future orders;

●	changes in product mix;

●	availability of production capacity;

●	changes in cost and availability of labor and raw materials;

●	timely delivery of products to customers;

●	pricing and availability of competitive products;

●	new product introduction costs;

●	changes in the amount or timing of operating expenses;

●	introduction of new technologies into the markets we serve;

●	pressures on reducing selling prices;

●	our success in serving new markets;

●	adverse publicity regarding the safety, performance, and use of our products;

●	the institution and adverse outcome of any litigation;

●	political, economic, or regulatory developments;

●	changes in economic conditions; and

●	natural and manmade disasters, including COVID-19.

As a result of these and other factors, we believe that period-to-period comparisons of our results of operations may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

In the future, we may require additional capital to fund the planned expansion of our business and to respond to business opportunities, challenges, potential acquisitions, or unforeseen circumstances. We could encounter unforeseen difficulties that may deplete our capital resources rapidly, which could require us to seek additional financing in the near future. The timing and amount of any additional financing that is required to continue the expansion of our business and the marketing of our products will depend on our ability to improve our operating results and other factors. We may not be able to secure additional debt or equity financing on a timely basis or on favorable terms, or at all. Such financing could result in substantial dilution of the equity interests of existing stockholders. If we are unable to secure any necessary additional financing, we may need to delay expansion plans, conserve cash, and reduce operating expenses. There is no assurance that any additional financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

Our certification of incorporation designates the Court of Chancery in the State of Delaware as the sole and exclusive forum for actions or proceedings that may be initiated by our stockholders, which could discourage claims or limit stockholders’ ability to make a claim against the Company, our directors, officers, and employees.

Our Amended and Restated Certificate of Incorporation states that unless the Corporation consents in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial) to bring (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) an action asserting a claim of breach of fiduciary duty owed by any director, officer, or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim against the Corporation, its directors, officers, or employees arising pursuant to any provision of the Delaware General Corporation Law or the Corporation’s certificate of incorporation or bylaws, or (iv) any action asserting a claim against the Corporation, its directors, officers, or employees governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction.

These exclusive forum provisions do not apply to claims under the Securities Act or the Exchange Act. The exclusive forum provision may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may create additional costs as a result. If a court were to determine the exclusive forum provision to be inapplicable and unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations.

Risks Related to our Series A Preferred Stock

The Series A Preferred Stock ranks junior to all of our indebtedness and other liabilities.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, the Series A Preferred Stock will be entitled to receive any of our assets remaining only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. At March 31, 2021, our total liabilities equaled approximately $19.1 million.

Certain of our existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Series A Preferred Stock. Also, future offerings of debt or senior equity securities may adversely affect the market price of the Series A Preferred Stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instruments containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock and may result in dilution to owners of the Series A Preferred Stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The holders of the Series A Preferred Stock will bear the risk of our future offerings, which may reduce the market price of the Series A Preferred Stock and will dilute the value of their holdings in us.

The trading market for the Series A preferred stock may not provide investors with adequate liquidity.

The Series A Preferred Stock has only been listed since May 21, 2021 and does not have an established trading market. The Series A Preferred Stock is listed on Nasdaq under the symbol “POWWP.” We cannot assure you that an active after-market for the Series A Preferred Stock will develop or be sustained or that holders of the Series A Preferred Stock will be able to sell their shares at favorable prices or at all. The difference between bid and ask prices in any secondary market for the Series A Preferred Stock could be substantial. Accordingly, no assurance can be given as to the liquidity of, or trading markets for, the Series A Preferred Stock, and holders of the Series A Preferred Stock may be required to bear the financial risks of an investment in the Series A Preferred Stock for an indefinite period of time.

We may issue additional shares of Series A Preferred Stock and additional series of preferred stock that rank on parity with the Series A Preferred Stock as to dividend rights, rights upon liquidation or voting rights.

We are allowed to issue additional shares of Series A Preferred Stock and additional series of preferred stock that would rank junior to the Series A Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our certificate of incorporation and the certificate of designations relating to the Series A Preferred Stock without any vote of the holders of the Series A Preferred Stock. The issuance of additional shares of Series A Preferred Stock and additional series of preferred stock that have been authorized pursuant to our certificate of incorporation and the certificate of designations could have the effect of reducing the amounts available to the Series A Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series A Preferred Stock if we do not have sufficient funds to pay dividends on all Series A Preferred Stock outstanding and other classes or series of stock with greater or equal priority with respect to dividends.

Also, although holders of Series A Preferred Stock are entitled to limited voting rights, as described in this prospectus supplement under “Description of the Series A Preferred Stock—Voting Rights,” with respect to the circumstances under which the holders of Series A Preferred Stock are entitled to vote, the Series A Preferred Stock votes separately as a class along with all other series of our preferred stock that we may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of Series A Preferred Stock may be significantly diluted, and the holders of such other series of preferred stock that we may issue may be able to control or significantly influence the outcome of any vote.

Future issuances and sales of senior or pari passu preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Series A Preferred Stock and our Common Stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

Market interest rates may materially and adversely affect the value of the Series A Preferred Stock.

One of the factors that influences the price of the Series A Preferred Stock is the dividend yield on the Series A Preferred Stock (as a percentage of the market price of the Series A Preferred Stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of the Series A Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A Preferred Stock to materially decrease.

We may not be able to pay dividends on the Series A Preferred Stock if we have insufficient cash to make dividend payments.

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, to be able to pay our debts as they become due in the usual course of business. Further, notwithstanding these factors, we may not have sufficient cash to pay dividends on the Series A Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this prospectus, including the documents incorporated by reference herein, were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our Common Stock, if any, and preferred stock, including the Series A Preferred Stock to pay our indebtedness or to fund our other liquidity needs.

Dividends or other payments with respect to the Series A Preferred Stock may be subject to withholding taxes in circumstances where we are not obliged to make gross up payments, and this could result in holders receiving less than expected in such circumstances.

In the event of certain changes to current tax law that require tax to be withheld from dividends or other payments on the Series A Preferred Stock, we are not required to make gross up payments in respect of such taxes. This would result in holders of Series A Preferred Stock receiving less than expected and could materially adversely affect the return on your investment.

Our Series A Preferred Stock has not been rated.

We have not sought to obtain a rating for the Series A Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series A Preferred Stock. Also, we may elect in the future to obtain a rating for the Series A Preferred Stock, which could adversely affect the market price of the Series A Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on a watch list or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision, placing on a watch list or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock.

We may redeem the Series A Preferred Stock.

On or after May 18, 2026, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time. Also, upon the occurrence of a Change of Control (as defined below under “Description of the Series A Preferred Stock - Redemption”), we may, at our option, redeem the Series A Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred. We may have an incentive to redeem the Series A Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend on the Series A Preferred Stock. If we redeem the Series A Preferred Stock, then from and after the redemption date, dividends will cease to accrue on shares of Series A Preferred Stock, the shares of Series A Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption.

The market price of the Series A Preferred Stock could be substantially affected by various factors.

The market price of the Series A Preferred Stock depends on many factors, which may change from time to time, including:

●	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;

●	trading prices of similar securities;

●	our history of timely dividend payments;

●	the annual yield from dividends on the Series A Preferred Stock as compared to yields on other financial instruments;

●	general economic and financial market conditions;

●	government action or regulation;

●	the financial condition, performance and prospects of us and our competitors;

●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;

●	our issuance of additional preferred equity or debt securities; and

●	actual or anticipated variations in quarterly operating results of us and our competitors.

As a result of these and other factors, holders of the Series A Preferred Stock may experience a decrease, which could be substantial and rapid, in the market price of the Series A Preferred Stock, including decreases unrelated to our operating performance or prospects.

A holder of Series A Preferred Stock has extremely limited voting rights.

The voting rights for a holder of Series A Preferred Stock are limited. Our shares of Common Stock are the only class of our securities that carry full voting rights. Voting rights for holders of the Series A Preferred Stock exist primarily with respect to the ability to elect, voting together with the holders of any other series of our preferred stock having similar voting rights, two additional directors to our board of directors, subject to limitations described in this prospectus supplement entitled “Description of the Series A Preferred Stock—Voting Rights,” in the event that dividends payable on the Series A Preferred Stock are in arrears for four or more consecutive or non-consecutive quarterly dividend periods, and with respect to voting on amendments to our certificate of incorporation or certificate of designations relating to the Series A Preferred Stock that materially and adversely affect the rights of the holders of Series A Preferred Stock or authorize, increase or create additional classes or series of our capital stock that are senior to the Series A Preferred Stock. Other than the limited circumstances described in the prospectus and except to the extent required by law, holders of Series A Preferred Stock do not have any voting rights. Please see the section in this prospectus supplement entitled “Description of the Series A Preferred Stock—Voting Rights.”

The Series A Preferred Stock is not convertible, and investors will not realize a corresponding upside if the price of the Common Stock increases.

The Series A Preferred Stock is not convertible into the Common Stock and earns dividends at a fixed rate. Accordingly, an increase in market price of our Common Stock will not necessarily result in an increase in the market price of our Series A Preferred Stock. The market value of the Series A Preferred Stock may depend more on dividend and interest rates for other preferred stock, commercial paper and other investment alternatives and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to, the Series A Preferred Stock.

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

We lease a 50,000 square foot facility located in Manitowoc, Wisconsin for approximately $34,000 per month. We utilize this facility for our ammunition casing manufacturing, research and development, packing and shipping activities, We believe this facility will be adequate to meet our needs in the near future.

We lease a 50,000 square foot facility located in Two Rivers, Wisconsin for approximately $12,000 per month. We utilize this facility for ammunition manufacturing, packaging, and shipping activities.

We lease a 36,000 square foot facility located in Manitowoc, Wisconsin for approximately $9,000 per month. We utilize this facility for manufacturing and packaging.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock has been listed on Nasdaq since December 1, 2020 and is trading on Nasdaq under the symbol “POWW”. Prior to December 1, 2020, our Common Stock had traded on the OTCQB Market since December 2018.

Holders of Common Equity

As of June 25, 2021, a total of 111,810,233 shares of our Common Stock were outstanding and there were approximately 293 holders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of March 31, 2021 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	-	-	3,534,170

Total	-	-	3,534,170

Transfer Agent

We have appointed Action Stock Transfer Corporation (“AST”) as the transfer agent for our Common Stock and Series A Preferred Stock. The principal office of AST is located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, and its telephone number is (801) 274-1088.

Recent Sales of Unregistered Securities

On February 9, 2021, we issued 3,750 shares of our Common Stock for services for a total value of $7,500 or $2.00 per share. From December 23, 2020 to February 22, 2021, the Company issued 10,000 shares of Common Stock for Employee Stock compensation for a total value of $16,500 or $1.65 per share.

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

Our innovative line of match grade armor piercing (AP) and hard armor piercing incendiary (HAPI) tactical rounds are the centerpiece of the Company’s strategy to address the unique needs of the armed forces community. This ammunition was designed around a match grade portfolio of projectiles, that include a solid copper boat tail and armor piercing configuration. The distinction between these rounds and other sold, is that the manufacturing process was engineered to ensure extremely tight tolerances between each projectile manufactured, ensuring for the end user that the ballistic trajectory remains consistent between rounds without regard to the actual configuration or round fired. Our AP and HAPI line is also available with our O.W.L. Technology™. The Company has aligned its manufacturing operations to support the large caliber demand from military personnel, such as the 12.7 mm and .50 caliber BMG configurations. On February 2, 2021, we announced that we restarted our improved .50 caliber manufacturing line to address increased market demand and fulfill current orders.

Through JMC, we offer ammunition casings for pistol ammunition through large rifle ammunition. Jagemann Munitions Components is backed by decades of manufacturing experience that allows the production of high-quality pistol brass and rifle brass components. Borne from the automotive industry and refined over time to deliver durable and consistent sporting components, Jagemann™ Casings, has become one of the largest brass manufacturers in the country, with the capacity to produce more than 750 million pieces of brass each year with the ability to scale to 1 billion rounds on an annual basis.. Proud of its American-made components and capabilities, the Company now has complete control over the manufacturing process. This results in a number of advantages when it comes to the brass that leaves our state-of-the-art facility.

On April 30, 2021, we acquired Gemini and nine of its subsidiaries, all of which are related to Gemini’s ownership of the Gunbroker.com business.

GunBroker.com is a large online marketplace dedicated to firearms, hunting, shooting and related products. Aside from merchandise bearing its logo, GunBroker.com currently sells none of the items listed on its website. Third-party sellers list items on the site and federal and state laws govern the sale of firearms and other restricted items. Ownership policies and regulations are followed using licensed firearms dealers as transfer agents.

The focus for our 2022 fiscal year is to continue to expand our brand presence into the markets identified above and to continue to grow our sales within our targeted markets. We intend to do this through establishing key strategic relationships, enrolling in government procurement programs, establishing relationships with leading law enforcement associations and programs, expanding distributor channels, and revitalized marketing campaigns.

Results of Operations

Our financial results for the year ended March 31, 2021 reflect our newly positioned organization. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider. We continue to focus on growing our top line revenue, and streamlining our operations, and we experienced an increase in our gross profit margin for the year ended March 31, 2021. This was the result of a significant increase in sales allowing us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense.

The following table presents summarized financial information taken from our consolidated statements of operations for the year ended March 31, 2021 compared with the year ended March 31, 2020:

	For the Year Ended
	March 31, 2021	March 31, 2020

Net Sales	$62,482,330	$14,780,365
Cost of Products Sold	51,095,679	18,455,904
Gross Margin	11,386,651	(3,675,539)
Sales, General & Administrative Expenses	16,766,636	10,161,954
Loss from Operations	(5,379,985)	(13,837,493)
Other income (expense)
Other income (expense)	(2,432,309)	(719,187)
Loss before provision for income taxes	$(7,812,294)	$(14,556,680)
Provision for income taxes	-	-
Net Loss	$(7,812,294)	$(14,556,680)

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

Adjusted EBITDA

	For the	For the
	Year Ended	Year Ended
	March 31, 2021	March 31, 2020

Reconciliation of GAAP net income to Adjusted EBITDA
Net (Loss)	(7,812,294)	(14,556,680)
Depreciation and amortization	4,876,756	4,455,962
Interest expense, net	3,009,094	719,187
Excise taxes	4,286,258	643,735
Employee stock awards	1,450,359	901,526
Stock grants	278,585	534,929
Stock for services	1,707,500	352,300
Contingent consideration fair value	(119,731)	(190,377)
Other income	(576,785)	-
Loss on purchase	1,000,000	-
Adjusted EBITDA	$8,099,742	$(7,139,418)

Adjusted EBITDA is a non-GAAP financial measures that displays our net loss, adjusted to eliminate the effect of certain items as described below.

We have excluded the following non-cash expenses from our non-GAAP financial measures: depreciation and amortization, interest expense, excise taxes, loss on purchase, share-based compensation expenses, other income, and changes to the contingent consideration fair value. We believe it is useful to exclude these non-cash expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the periods ended March 31, 2021 and March 31, 2020. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™, One Precise Shot (OPS), Night Ops, Jesse James, Jeff Rann, and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries much lower gross margins.

	For the Year Ended
	March 31, 2021	March 31, 2020
Proprietary Ammunition	$5,340,823	$3,029,911
Standard Ammunition	44,279,707	3,561,285
Ammunition Casings	12,861,800	8,189,169
Total Sales	$62,482,330	$14,780,365

Sales for the year ended March 31, 2021 increased 323% or $47,701,965, over the year ended March 31, 2020. This increase was the result of approximately $40.7 million of increased sales in bulk pistol and rifle ammunition, an increase of approximately $2.3 million of respective sales of Proprietary Ammunition and an increase of approximately $4.7 million of sales from our casing operations. Management expects the sales of Proprietary Ammunition to outpace the sales of our Standard Ammunition.

We are focused on continuing to grow top line revenue quarter-over-quarter as we continue to further expand distribution into commercial markets, introduce new product lines, and continue to initiate sales to U.S. law enforcement, military, and international markets.

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

Cost of Goods Sold

Cost of goods sold increased by approximately $32.6 million from $18.5 million to $51.1 million, respectively for the year ended March 31, 2021 compared with the year ended March 31, 2020. This was the result of a significant increase in net sales as well increases to non-cash depreciation related to our newly acquired casing operations, expensing of increased labor, overhead, and raw materials used to produce finished product during 2020 as compared to 2019. As a percentage of sales, cost of goods sold decreased by 34.5% when comparing the year ended March 31, 2021 to the year ended March 31, 2020.

Gross Margin

Our gross margin percentage increased to 18.2% from -24.9% during the year ended March 31, 2021 as compared to the same period in 2020. This was a result of increased sales allowing us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense.

We believe as we continue to grow sales through new markets and expanded distribution that our gross margins will also increase, as evidenced by the improvement over this time last year. Our goal in the next 12 to 24 months is to continue to improve our gross margins. This will be accomplished through the following:

●	Increased product sales, specifically of proprietary lines of ammunition, like the STREAK VISUAL AMMUNITION™, OPS, Stelth and now our tactical Armor Piercing (AP) and Hard Armor Piercing Incendiary (HAPI) precision ammunition, all of which carry higher margins as a percentage of their selling price;

●	Introduction of new lines of ammunition that historically carry higher margins in the consumer and government sectors;

●	Reduced component costs through acquisition our recent casing operation acquisition and expansion of strategic relationships with component providers;

●	Expanded use of automation equipment that reduces the total labor required to assemble finished products

●	And, better leverage of our fixed costs through expanded production to support the sales objectives.

Operating Expenses

Overall, for the year ended March 31, 2021, our operating expenses increased by approximately $6.6 million over the year ended March 31, 2020, but decreased as a percentage of sales from 68.8% for the year ended March 31, 2020 to 26.8% for the year ended March 31, 2021. The increase was related to a non-cash adjustment to recognize a loss on $1.0 million of Construction in Progress that the Company had previously agreed to exchange with Jagemann Stamping Company, as well as increases in Operating Expenses from our increases in Net Sales and from our efforts to uplist to Nasdaq. Our operating expenses included of non-cash depreciation and amortization expense of approximately $1.7 million. Our operating expenses consisted of cost for the expansion our sales and support team, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, board members, and key consultants for the organization during the period, and trade show and marketing costs associated with introducing our lines of ammunition. Operating expenses for the fiscal years ended 2021 and 2020 included noncash expenses of approximately $6.0 million and $3.2 million, respectively. We also experienced increases as a result of new investor and public relations programs, and professional fees associated with our acquisition activity, our public filings, and our efforts to uplist the Company from the OTC to Nasdaq. We expect to see administrative expenditures to continue to decrease as a percentage of sales in the 2021 fiscal year, as we leverage our work force and expand our sales opportunities.

During the year ended March 31, 2021, our selling and marketing expenses increased by approximately $687,000. The increase was primarily related to commission on the increases in the sale of our products resulting of approximately $1.4 million of increase in commissions and a reduction in our advertising expenses of approximately $306,000 for the year ended March 31, 2021 in comparison to the comparable prior year.

Our corporate general & administrative expenses increased approximately $3.5 million in the current period from the prior year mainly due to increased professional and legal fees, which included noncash stock compensation of $1.7 million and a decrease related to a noncash fair value adjustment to Contingent Consideration of approximately $119,000.

Employee salaries and related expenses increased approximately $1.4 million for the year ended March 31, 2021 compared to the comparable period ended in 2020. This was a result of increased payroll and related expenses of $1.1 million and employee stock compensation of approximately $292,000.

Depreciation and amortization expenses increased approximately $60,000 from the period due to the addition of assets.

Interest and Other Expenses

For the year ended March 31, 2021, interest expense increased by approximately $2.3 million compared with the comparable year ended March 31, 2020. The change from the prior period was mainly due to approximately $1.3 million of non-cash interest expense recognized on the issuance of warrants to purchase Common Stock, approximately $446,000 debt discount amortization related to Convertible Promissory Notes as well as increases in interest expense and debt discount amortization related to Note Payables Related Party, Note Payable, and Convertible Promissory Notes. Interest expense for the year ended March 31, 2020 included $121,000 of non-cash debt discount amortization related to the Convertible Promissory Notes.

Net Loss

As a result of higher production, selling, and payroll expenses, we ended the year ended March 31, 2021 with net losses of approximately $7.8 million compared with net losses of approximately $14.6 million for the year ended March 31, 2020.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of March 31, 2021, we had $118,341,471 of cash and cash equivalents, an increase of $117,457,197 from March 31, 2020.

Existing working capital, cash flow from operations, bank borrowings, and sales of equity and debt securities are expected to be adequate to fund our operations over the next year. Generally, we have financed operations to date through the proceeds of stock sales, bank financings, and related-party notes.

Working Capital is summarized and compared as follows:

	March 31, 2021	March 31, 2020
Current assets	$145,620,332	$9,157,110
Current liabilities	12,098,493	12,225,609
	$133,521,839	$(3,068,499)

Changes in cash flows are summarized as follows:

Operating Activities

For the year ended March 31, 2021, net cash used in operations totaled $14,415,560. This was primarily the result of a net loss of $7,812,294, increases in our period end accounts receivable of $6,075,373 and our period end Inventories of $11,458,845, which was offset by increases in accounts payable and accrued liabilities of $1,810,417 and $1,843,166, respectively, and a loss on purchase of $1,000,000. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of $4,876,756, employee stock compensation of $1,450,359, stock issued for services of $1,707,500, stock grants totaling $278,585, and a decrease related to an adjustment to the fair value of contingent consideration of $119,731 and forgiveness of our paycheck protection program notes of $1,051,985.

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

Investing Activities

During the year ended March 31, 2021, we used $7,437,265 in net cash for investing activities to purchase fixed assets such as new production equipment.

During the year ended March 31, 2020, we used $462,385 in net cash for investing activities compared with $9,541,907 for the comparable period in 2019. The $462,385 of cash used to purchase fixed assets such as new production equipment and to acquire end cap displays for the sale of our product at retailers.

Financing Activities

We financed our operations primarily from the issuance of equity instruments. During the year ended March 31, 2021, net cash provided by financing activities was $139,276,235. This was the net effect of $138,612,619 generated from the sale of Common Stock, net of cash payments of $13,895,069 in conjunction with Common Stock offerings. Additionally, $40,309,292 was generated from accounts receivable factoring, which was offset by payments of $40,473,083. There was $3,500,000 of cash generated from the issuance of a related party note payable. These increases to our financing activities were offset by payment of $8,783,410 on the related party notes payable, $514,746 toward our insurance premium note payable and a $1,500,000 payment on the repurchase and cancellation of 1,000,000 shares of our Common Stock.

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

Contractual Obligations

The Company’s contractual obligations by maturity as of March 31, 2021 are as follows:

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 years
Operating Leases	$2,533,663	$847,219	$1,277,592	$408,852		$-
Related Party Note Payable	1,490,918	625,147	865,771	-		-
Note Payable (1)	4,000,000		4,000,000
Contingent Consideration Payable (2)	900,000	-	900,000	-		-
	$8,924,581	$1,472,366	$7,043,363	$408,852	$

(1) Note repayment made subsequent to March 31, 2021.

(2) Contingent consideration is to be paid upon achievement of specific milestones. The date of payment included herein is based upon management estimates.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operation are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounted of assets, liabilities, revenues, and expenses. We have identified several accounting principles that we believe are key to the understanding of our financial statements. These important accounting policies require our most difficult subjective judgements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, valuation of inventories, useful lives of assets, intangible assets, and stock-based compensation.

Inventory

We state inventories at the lower of cost or net realizable value. We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead. We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories. These provisions are based on our best estimates. At March 31, 2021, and March 31, 2020, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the year ended March 31, 2021 and 2020, we recognized $4,286,258 and $643,735, respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of March 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable, and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financials are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 8, 2021, we dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm. The decision to change accountants was approved by the Company’s Audit Committee and Board of Directors.

Marcum’s report on the Company’s financial statements for the fiscal year ended March 31, 2020 did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles except for an explanatory paragraph in the report regarding substantial doubt about the Company’s ability to continue as a going concern.

As of the date of the dismissal, Marcum did not complete its audit of the Company’s consolidated financial statements for the fiscal year ended March 31, 2021. Since Marcum’s appointment on April 22, 2020, and through the date of the dismissal, there were (i) no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, which disagreements if not resolved to their satisfaction would have caused Marcum to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such periods, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K , other than as noted above regarding the Company’s ability to continue as a going concern and except for the material weaknesses identified related to (i) a lack of segregation of duties; (ii) ineffective corporative governance controls; (iii) controls that may not be adequately designed or operating effectively; and (iv) ineffective or delayed communication of certain contracts entered into in the ordinary course of business, whether written or oral.

Effective April 8, 2021, the Company engaged Pannell Kerr Forster of Texas, P.C. (“PKF”) as the Company’s new independent registered public accounting firm. The decision to change accountants was approved by the Company’s Audit Committee and Board of Directors.

During the two most recent fiscal years ended March 31, 2021 and March 31, 2020 and during the subsequent interim period from April 1, 2021 through April 8, 2021, neither the Company nor anyone on its behalf consulted PKF regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that PKF concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”, each as defined in Regulation S-K Item 304(a)(1)(iv) and 304(a)(1)(v), respectively.

ITEM 9A. CONTROLS AND PROCEDURES

As of March 31, 2021, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2021.

During the year ended March 31, 2021, management identified the following weaknesses, which were deemed to be material weaknesses in internal control over financial reporting. Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended March 31, 2021 that were not filed.

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

Name	Age	Position
Fred W. Wagenhals 7681 E. Gray Road Scottsdale, AZ 85260	79	Chairman of the Board and Chief Executive Officer

Robert D. Wiley	29	Chief Financial Officer
7681 E. Gray Road
Scottsdale, AZ 85260

Russell William Wallace, Jr.	64	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Harry S. Markley	58	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Robert J. Goodmanson	66	Director and President
7681 E. Gray Road
Scottsdale, AZ 85260

Jessica M. Lockett	35	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Richard R. Childress	75	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Steve F. Urvan	55	Director and Employee
7681 E. Gray Road
Scottsdale, AZ 85260

Fred W. Wagenhals has been the Chairman of the Board, President, and Chief Executive Officer of our company since December 2016. Mr. Wagenhals was a private investor from August 2005 until December 2016. Mr. Wagenhals served as Chairman, President, and Chief Executive Officer of Action Performance Companies, Inc., a Nasdaq-listed marketer and distributor of licensed motorsports merchandise, from November 1993; Chairman of the Board and Chief Executive Officer from May 1992 until September 1993; and President from July 1993 until September 1993. Action-Performance Companies, Inc. was sold in August 2005 to International Speedway Corp. and Speedway Motorsports. Mr. Wagenhals is a member of the Die-Cast Hall of Fame; was named an Entrepreneur of the Year for the Retail/Wholesale category by the Center for Entrepreneurial leadership Inc.; and received the Anheuser-Bush Entrepreneur in Residence Award at the University of Arizona College of Business and Public Administration.

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

Robert J. Goodmanson has been a director of our company since May 2019. On March 26, 2021, Mr. Goodmanson was appointed President of the Company. Mr. Goodmanson has more than 30 years’ experience in the investment industry. He is currently employed at Tealwood Asset Management, a fully Registered Investment Advisor in Minneapolis. He founded and was CEO of Maxwell Simon, Inc. a FINRA registered full service Broker-Dealer and a licensed registered Investment Advisory firm. Maxwell Simon’s focus was on institutional fixed income, advisory, private and public equity transactions. Prior, Rob held senior positions at Tucker Anthony and Robert W Baird where he was a Divisional Director. For three years he served on the FINRA Board of Governors for District 4 in Kanas City.

Jessica M. Lockett has been a director of our company since December 2020. Ms. Lockett is a corporate and securities law attorney with a focus on representing public and private companies at various stages of development with corporate governance and securities regulations compliance matters, including Securities Act and Exchange Act reporting. Ms. Lockett also has experience in Mergers and Acquisitions, financing, fundraising activities, and going public transactions. Ms. Lockett earned her J.D., cum laude, from Thomas Jefferson School of Law in 2012 and received the CALI and Witkin Awards in Securities Regulations from Cal Western School of Law. Ms. Lockett graduated from the University of Arizona with a Bachelor of Arts in Psychology with a law minor. Ms. Lockett has been an attorney with Lockett + Horwitz, a professional law corporation since 2016, and operated her own legal practice prior to joining the firm. Ms. Lockett is an active member of the State Bar of California.

Richard R. Childress has been a director of our company since January 2021. Mr. Childress has owned Richard Childress Racing since 1969 and Childress Vineyards since 2004. In addition to starting Richard Childress Racing, Mr. Childress was a NASCAR driver from 1969 to 1981. Mr. Childress served as the First Vice President of the board of directors of the National Rifle Association (the “NRA”) from 2017 to 2019. Mr. Childress was inducted into the NASCAR Hall of Fame in 2017.

Steve F. Urvan has been a director and employee of our company since April 2021. Mr. Urvan has been the Founder and Chief Executive Officer of BitRail, a compliant payments infrastructure, since February of 2018. Mr. Urvan founded Gunbroker.com in 1999 and was the Chief Executive Officer until the April of 2021 when the Company acquired the asset. Mr. Urvan has spent over 20 years as an entrepreneur, advisor, and investor with a passion for building and growing companies across various industries, but always with a focus of technology as a core or enabler. Mr. Urvan remains active in other companies that he founded including Outdoors.com Digital Media, an outdoor lifestyle website, App Cohesion, an e-commerce technology platform, and Gemini Southern, a merchant bank.

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

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Harry S. Markley, Russell W. Wallace Jr., Richard R. Childress, and Jessica M. Lockett are independent directors, as “independence” is defined by the listing standards of Nasdaq, and by the Securities and Exchange Commission, or SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Fred W. Wagenhals, Robert J. Goodmanson and Steve F. Urvan are not “independent” as defined by the listing standards, as they are employed by us and serves as an employee director.

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

The Audit Committee currently consists of Jessica M. Lockett, Russell W. Wallace Jr, and Richard Childress. Ms. Lockett was appointed to serve as Chair of the Board’s Audit Committee. Ms. Lockett, whose background is detailed in the director biographies on the prior page, qualifies as a “financially sophisticated audit committee member” as defined in the NASDAQ listing standards.

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

The Compensation Committee currently consists of Russell W. Wallace Jr. and Harry S. Markley.

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

The Nominations and Corporate Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the information required by our bylaws is submitted in writing in a timely manner addressed and delivered to our Secretary at the address of our executive offices. The Nominations and Corporate Governance Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors.

The Nomination and Corporate Governance Committee currently consists of Harry S. Markley and Jessica Lockett.

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

All of our directors have held high-level positions in business or professional service firms and have experience in dealing with complex issues. We believe that all our directors are individuals of high character and integrity, are able to work well with others, and have committed to devote sufficient time to the business and affairs of our company. In addition to these attributes, the description of each director’s background set forth above indicates the specific qualifications, skills, perspectives, and experience necessary to conclude that each individual should continue to serve as a director of our company.

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

Our Board of Directors currently believes that it is in the best interests of our company to have our Chief Executive Officer also serve as the Chairman of the Board. We believe that our Chairman and Chief Executive Officer provides strong, clear, and unified leadership that is critical in our relationships with our stockholders, employees, customers, suppliers, and other stakeholders. The extensive knowledge of the Chief Executive Officer regarding our operations and industries and the markets in which we compete uniquely positions him to identify strategies and prioritize matters for board review and deliberation. Additionally, we believe the combined role of Chairman and Chief Executive Officer facilitates centralized board leadership in one person, so there is no ambiguity about accountability. The Chief Executive Officer serves as a bridge between management and the Board, ensuring that both groups act with a common purpose. This structure also eliminates conflict between two leaders and minimizes the possibility of two spokespersons sending different messages.

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

Board and Committee Meetings

Our Board of Directors held four formal board meetings and three formal Audit Committee meetings during year ended March 31, 2021. Our Board of Directors held six formal board meetings and three formal Audit Committee meetings during year ended March 31, 2020.

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

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the Company’s knowledge, based solely on a review of reports furnished to it, for the year ended March 31, 2021, all of the Company’s officers, directors and ten percent holders have made the required filings other than Mr. Childress’ Form 3 upon his appointment to the Board.

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

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended March 31, 2021, and March 31, 2020, information with respect to compensation for services in all capacities to us and our subsidiaries earned by the Company’s Chief Executive Officer and our two most highly compensated executive officers of the Company whose cash compensation exceeded $100,000. We refer to these executive officers as our “named executive officers.”

Name and Principal Position	Period Ended	Salary (1)	Bonus (1)	Stock Awards (2)	Option Awards (2)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (3)	Total
Fred W. Wagenhals
President, Chief Executive Officer,	3/31/2021	$240,000	$96,004	$157,500	$0	$0	$0	$0	$493,504
and Director	3/31/2020	$120,000	$0	$180,000	$0	$0	$0	$0	$300,000

Steve Hilko
Chief Operating Officer(4)	3/31/2021	$163,542	$0	$58,333	$0	$0	$0	$0	$221,875
	3/31/2020	$120,000	$0	$0	$0	$0	$0	$0	$120,000

Robert D. Wiley
Chief Financial Officer	3/31/2021	$127,500	$0	$90,977	$0	$0	$0	$0	$218,477
	3/31/2020	$103,333	$0	$86,794	$0	$0	$0	$0	$190,127

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

(4) On June 18, 2021, Mr. Hilko resigned, effective immediately, as our Chief Operating Officer.

Consulting Agreements, Employment Agreements and Other Arrangements

As of March 31, 2021, other than the foregoing as set forth in the Notes to Summary Compensation Table, the Company has no agreement that provides for payment to executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in any executive officer’s responsibilities following a change in control.

Director Compensation

The following table sets forth, for the year ended March 31, 2021, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our directors, who are not officers, who served during the year ended March 31, 2021.

Name and Principal Position	Fees Earned or Paid In Cash (1)	Stock Awards (2)	Option Awards (2)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (3)	Total
Russell William Wallace Jr.	$0	$70,000	$-	$-	$-	$-	$70,000
Harry Markley	$0	$70,000	$-	$-	$-	$-	$70,000
Robert J. Goodmanson	$90,400	$70,000	$-	$-	$-	$-	$160,400
Jessica M. Lockett (4)	$12,000	$17,500	$-	$-	$-	$-	$29,500
Richard R. Childress (5)	$-	$-	$-	$-	$-	$-	$-
Randy E. Luth (6)	$0	$52,500	$0	$0	$0	$0	$52,500

(1) The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2) The amounts in this column reflect the aggregate grant date fair value of options awards granted to our directors during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Transition Report on Form 10-K for year ended March 31, 2021. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3) We make an annual grant to each director of 40,000 shares of our Common Stock. We reimburse all officers and directors for reasonable and necessary expenses incurred in their capacities as such. The named directors do not participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation.

(4) Ms. Lockett was appointed as a member of the Board of Directors on December 14, 2020

(5) Mr. Childress was appointed as a member of the Board of Directors on January 19, 2021.

(6) Mr. Luth resigned as a member of the Board of Directors on January 19, 2021.

Outstanding Equity Awards at Fiscal Year-end

As of March 31, 2021 and March 31, 2020, there were no outstanding stock options or restricted stock units. During the years ended March 31, 2021 and March 31, 2020, we did not grant any restricted stock units or stock options but granted restricted stock to directors, officers, and others who provided services to our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 25, 2021, the number of shares of Common Stock owned of record and beneficially by our executive officers and directors. Other than two members of the Board, there are no persons who hold 5% or more of the outstanding shares of Common Stock of the Company.

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

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of June 25, 2021.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class (1)
Named Executive Officers and Directors
Fred W. Wagenhals (2)	7,126,700	6.4%
Robert J. Goodmanson	80,000	*
Robert D. Wiley	116,655	*
Russell William Wallace, Jr.	440,000	*
Harry S. Markley	120,000	*
Jessica M. Lockett	10,000	*
Richard R. Childress	100,000	*
Steve F. Urvan	18,500,000	16.5%

All directors and officers as a group (8 persons)	26,493,355	23.7%

* Less than 1%

(1) Based on 111,810,223 shares of Common Stock outstanding as of June 25, 2021.

(2) Mr. Wagenhals owns a total of 7,126,700 shares of Common Stock, 6,976,700 shares are held directly and 150,000 indirectly by the Fred W. Wagenhals Trust

Changes in Control

Two of our stockholders own 25,626,700, or 22.9% of our outstanding shares of Common Stock. The principal stockholders both serve as directors and one of them is an executive officer while the other is an employee. They exercise significance influence over the control of our Company and may be able to cause or prevent a change in control.

Equity Incentive Plan

In November 2017, the Board of Directors approved the 2017 Equity Incentive Plan, or the Plan. Under the Plan, 485,000 shares of our company’s Common Stock were reserved and authorized to be issued. At December 31, 2017, 200,000 shares of Common Stock were approved and issued under the Plan, and we recognized approximately $250,000 of related compensation expenses. On January 10, 2018, 200,000 shares were awarded, and we recognized $330,000 of compensation expense. On December 23, 2020, the Company amended the 2017 Equity Incentive Plan to reserve and authorize an additional 4,515,000 shares of its Common Stock to be issued. There were 3,559,170 and 85,000 shares remaining to be issued under the plan at March 31, 2021 and 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended March 31, 2021, we paid $152,549 in service fees to an independent contractor and 60,000 shares in the aggregate to its advisory committee members for service for a total value of $103,000.

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

In connection with the acquisition of the casing division of JSC, a promissory note was executed. JSC owned at least five percent (5%) of our shares outstanding from March 2019 through March 16, 2021. On April 30, 2019, the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly. On June 26, 2020, the Company extended the promissory note until August 15, 2021. As of March 31, 2020, we accrued interest of $352,157 related to the note. The note had a balance of $5,400,000 at March 31, 2020 and the note was paid in full on November 5, 2020.

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

Through the Administrative and Management Services Agreement the Company with JSC, the Company purchased approximately $3.4 million in inventory support services, and incurred $405,171 of rent expenses for the year ended March 31, 2021. For the year ended March 31, 2021, the Company purchased approximately $1.9 million in Inventory, incurred $394,128 of rent expenses, and incurred $153,604 of expenses related to support costs such as engineering and maintenance, among others.

On June 26, 2021, the Company and JSC entered into a Settlement Agreement pursuant to which the parties mutually agreed to settle all disputes and mutually release each other from liabilities related to the Amended APA occurring prior to June 26, 2020. Pursuant to the Settlement Agreement, the Company shall pay JSC $1,269,977 and shall provide JSC with: (i) two new promissory notes, a note of $5,803,800 related to the Seller Note and note of $2,635,797 for inventory and services, both with a maturity date of August 15, 2021, (ii) general business security agreements granting JSC a security interest in all personal property of the Company. Pursuant to the Notes, the Company is obligated to make monthly payments totaling $204,295 to JSC. In addition, the Notes have a mandatory prepayment provision that comes into effect if the Company conducts a publicly registered offering. Pursuant to such provision, the Company: (a) upon the closing of an Offering of less than $10,000,000 would be obligated to pay the lesser of ninety percent (90%) of the Offering proceeds or seventy (70%) of the then aggregate outstanding balance of the Notes; and (b) upon the closing of an Offering of more than $10,000,000 would be obligated to pay one hundred percent (100%) of the then aggregate outstanding balance of the Notes. The Company was granted an option to repurchase up to 1,000,000 of the shares of Common Stock issued to JSC under the Amended APA at a price of $1.50 per share through April 1, 2021 so long as there are no defaults under the Settlement Agreement.

On November 5, 2020, the Company paid $6,000,000 to JSC allocated as follows: (i) payment in full of Note A, representing the balance due from the Company to JSC relating to the acquisition of Jagemann Munition Components in March 2019 and (ii) $592,982 remitted in partial payment of Note B, resulting in the parties’ execution of Amended Note B which has a starting principal balance of $1,687,664 (“Amended Note B”). The Amended Note B principal balance carries a 9% per annum interest rate and is amortized equally over the thirty six (36) month term. As a result of the payment in full of Note A JSC shall release the accompanying security interest in Company assets which secured Note A. Concurrently, upon entry into Amended Note B, JSC and the Company entered into the First Amendment to General Business Security Agreement to reflect a revised list of collateral in which JSC has a security interest. The total interest expense recognized on Note A $216,160 for the year ended March 31, 2021. The total interest expense recognized on the original Note B was $62,876 for the year ended March 31, 2021.

The Company’s balance of Amended Note B was $1,490,918 at March 31, 2021. The Company recognized $60,100 in interest expense on Amended Note B for the year ended March 31, 2021.

On January 22, 2021, the Company repurchased 1,000,000 shares of the Common Stock issued to JSC at a price of $1.50 per share pursuant to the Amended APA and subsequently cancelled the total purchased shares.

On May 3, 2019, the Company entered into a promissory note of $375,000 with a shareholder of the Company. The original interest rate was the applicable LIBOR Rate. The promissory note was amended and the note’s original a maturity date of August 3, 2019 was extended to September 18, 2020. The amended note bears interest at 1.25% per month. The Company made $18,195 in principal payments during year ended March 2021 and the Note was paid in full in July of 2020. We recognized $10,327 of interest expenses related to the note during the year ended March 31, 2021.

In December of 2019, the Company entered into a Promissory Note of $90,000 with Fred Wagenhals, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Note originally matured on June 12, 2020, and had an interest rate at the applicable LIBOR Rate. The promissory note has since been amended and the amended maturity date is September 18, 2020. The Company made $25,000 in principal payments during the year ended March 31, 2021, and the Note was paid in full in July of 2020. The amended note bears interest at 1.25% per month. We recognized $5,350 of interest expense on the note for the year ended March 31, 2021.

On September 23, 2020, the Company and Enlight entered into a promissory note (the “Forest Street Note”) with Forest Street, LLC (“Lender”), an Arizona limited liability company wholly owned by our current Chief Executive Officer, Fred Wagenhals, for the principal sum of $3.5 million, which accrues interest at 12% per annum. The Note has a maturity date of September 23, 2022.

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

On December 14, 2020, the Company entered into a Debt Conversion Agreement with the Lender. Pursuant to the Agreement, the Company and Forest Street agreed to convert $2,100,000 of the Note’s principal into 1,000,000 shares of the Common Stock. The share issuance occurred on December 15, 2020. As a result of the Debt Conversion Agreement the remaining balance of the Forest Street Note was $1,400,000. On January 14, 2021, the Company paid the remaining $1,400,000 in principal and accrued interest of the Forest Street Note. The Company recognized $137,666 in interest expense related to the Forest Street Note for the year ended March 31, 2021.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

●	Disclosing such transactions in reports where required;

●	Disclosing in any and all filings with the SEC, where required;

●	Obtaining disinterested director consent; and

●	Obtaining shareholder consent where required.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 22, 2020, the Audit Committee engaged Marcum LLP (“Marcum”) to complete an annual audit of the Company’s financial statements for the fiscal year ended March 31, 2020. Marcum did not perform any services prior to April 22, 2020. The Company’s previous auditor KWCO, PC was dismissed on April 22, 2020.

Effective April 8, 2021, we dismissed Marcum as the Company’s independent registered public accounting firm.

Effective April 8, 2021, the Company engaged Pannell Kerr Forster of Texas, P.C. (“PKF”) as the Company’s new independent registered public accounting firm. The decision to change accountants was approved by the Company’s Audit Committee and Board of Directors.

The following is the breakdown of aggregate fees for the last two fiscal years.

	2021	2020
Audit Fees	$183,879	$216,422
Audit Related Fees	133,643	-
Tax Fees	-	-
All Other Fees	92,700	-
	$410,222	$216,422

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

- “Audit-Related fees” are fees paid for professional services not included in the first category, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

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

		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation (Amended and Restated) filed with the Delaware Secretary of State on October 24, 2018	8-K	3.1	10/26/2018
3.2	Bylaws	8-K	3.03	02/09/2017
3.3	Certificate of Designations with respect to the 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share, dated May 18, 2021	8-A	3.1	5/20/2020
4.1	Form of Warrant dated January 25, 2017	S-1	4.1	07/06/2018
4.2	Form of Warrant dated January 3, 2018	S-1	4.2	07/06/2018
4.3	Form of Purchase Warrant with Paulson Investment Company, LLC dated April 20, 2018	S-1	4.3	07/06/2018
4.4	Form of Warrant dated December 28, 2018	10-K	4.4	07/01/2019
4.5	Form of Certificate of Common Stock	S-1/A	4.4	10/16/2018
4.6	Form of Gunnar Convertible Promissory Note, issued January 2020	10-Q	10.2	02/13/2020
4.7	Form of Gunnar Investor Warrant, issued January 2020	10-Q	10.3	02/13/2020
4.8	Compilation of Settlement Agreement and Promissory Notes with Jagemann Stamping Company dated June 26, 2020	10-K	10.7	8/19/2020
4.9	Promissory Note with Forest Street LLC, an Arizona limited liability company	8-K	4.1	09/29/2020
4.10	Promissory Note with Linda Kay dated November 5, 2020	10-Q	4.1	11/13/2020
4.11	Form of Convertible Promissory Note dated November 5, 2020	10-Q	4.2	11/13/2020
4.12	Compilation of JSC Agreements dated November 4, 2020	10-Q	4.3	11/13/2020

4.13	Form of Underwriters’ Warrant Agreement issued December 3, 2020	8-K	4.1	12/4/2020
4.14	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
10.1+	2017 Equity Incentive Plan, as amended	S-8	4.1	12/23/2020
10.2	Debt Conversion Agreement dated December 14, 2020	8-K	10.1	12/17/2020
10.3	Compilation of TE Agreements	S-3	10.3	2/5/2021
10.4	First Amended and Restated Factoring and Security Agreement, as amended, by and between Ammo, Inc. and Factors Southwest, LLC	8-K	10.1	3/11/2021
10.5	Revolving Inventory Loan and Security Agreement, as amended, by and between Ammo, Inc. and Factors Southwest, LLC	8-K	10.2	3/11/2021
10.6	Amended and Restated Exclusive License Agreement between AMMO Technologies Inc. and University of Louisiana at Lafayette, dated as of November 16, 2017	8-K	10.1	3/26/2021
10.7+	Employment Agreement of Fred Wagenhals				X
10.8+	Employment Agreement of Robert D. Wiley				X
10.9+	Employment Agreement of Rob J. Goodmanson				X
21.1	Subsidiaries of the Company				X
23.1	Consent of Pannell Kerr Forster of Texas, P.C Independent Registered Account Firm Relating to Consolidated Financial Statements of the Company for the year ended March 31, 2021				X
23.2	Consent of Marcum, LLP Independent Registered Account Firm Relating to Consolidated Financial Statements of the Company for the year ended March 31, 2020				X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

+ Management compensatory plan or contract.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

	By:	/s/ Fred W. Wagenhals
Dated: June 29, 2021		Fred W. Wagenhals, Chief Executive Officer

	By:	/s/ Robert D. Wiley
Dated: June 29, 2021		Robert D. Wiley, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Fred W. Wagenhals	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 29, 2021
Fred W. Wagenhals

/s/ Robert D. Wiley	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 29, 2021
Robert D. Wiley

/s/ Robert J. Goodmanson	President and Director	June 29, 2021
Robert J. Goodmanson

/s/ Russell W. Wallace Jr.	Director	June 29, 2021
Russell W. Wallace, Jr.

/s/ Richard Childress	Director	June 29, 2021
Richard Childress

/s/ Harry Markley	Director	June 29, 2021
Harry Markley

/s/ Jessica M. Lockett	Director	June 29, 2021
Jessica M. Lockett

/s/ Steven F. Urvan	Director	June 29, 2021
Steven F. Urvan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AMMO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMMO, Inc. and Subsidiaries (the “Company”) as of March 31, 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and the results of its operations and its cash flows for the year ended March 31, 2021, in conformity with U. S. Generally Accepted Accounting Principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (i) related to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Financing Transactions

As described in Notes 8, 9 and 12 to the financial statements, the Company entered into various debt and equity financing transactions during the year ended March 31, 2021, certain of which had various conversion features, warrants, contingent beneficial conversion features and other subjective measures.

We identified these transactions as a critical audit matter primarily because of the judgment involved in management’s analysis of the accounting as well as the degree of subjectivity in evaluating audit evidence.

Our testing procedures to address this critical audit matter included, among others, the following:

●	evaluating the methodologies and assumptions used by management in its analysis of the transactions;
●	verifying the information used to compile the accounting entries to the underlying agreements;
●	testing the mathematical accuracy of management’s calculations; and
●	evaluating the reasonableness of values assigned to equity instruments.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

We have served as the Company’s auditor since 2021.

Houston, TX
June 29, 2021

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

New York, NY
August 19, 2020

AMMO, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	March 31, 2020

ASSETS
Current Assets:
Cash	$118,341,471	$884,274
Accounts receivable, net of allowance for doubtful account of $148,540 at March 31, 2021 and $62,248 at March 31, 2020	8,993,920	3,004,839
Due from related parties	15,657	15,807
Inventories, at lower of cost or net realizable value, principally average cost method	15,866,918	4,408,073
Prepaid expenses	2,402,366	844,117
Total Current Assets	145,620,332	9,157,110

Equipment, net	21,553,226	18,046,329

Other Assets:
Deposits	1,833,429	216,571
Licensing agreements, net	41,667	91,667
Patents, net	6,019,567	6,512,909
Other intangible assets, net	2,220,958	3,649,404
Right of use assets - operating leases	2,090,162	3,431,746
TOTAL ASSETS	$179,379,341	$41,105,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,371,974	$5,197,354
Factoring liability	1,842,188	2,005,979
Accrued liabilities	3,462,785	1,619,619
Inventory credit facility	1,091,098	-
Current portion of operating lease liability	663,784	375,813
Current portion of note payable related party	625,147	-
Insurance premium note payable	41,517	329,724
Note payable related party	-	434,731
Convertible promissory notes, net of note issuance costs of $237,611 at March 31, 2020	-	2,262,389
Total Current Liabilities	12,098,493	12,225,609

Long-term Liabilities:
Contingent consideration payable	589,892	709,623
Notes payable related party	865,771	5,803,800
Note payable	4,000,000	-
Operating lease liability, net of current portion	1,477,656	3,107,911
Total Liabilities	19,031,812	21,846,943

Shareholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized 93,099,067 and 46,204,139 shares issued and outstanding at March 31, 2021 and March 31, 2020, respectively	93,100	46,204
Additional paid-in capital	202,073,968	53,219,834
Accumulated deficit	(41,819,539)	(34,007,245)
Total Shareholders’ Equity	160,347,529	19,258,793
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$179,379,341	$41,105,736

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2021	2020

Net Sales
Ammunition sales	$49,620,530	$6,591,196
Casing sales	12,861,800	8,189,169
	62,482,330	14,780,365
Cost of Goods Sold, for the years ended March 31, 2021 and 2020 includes depreciation and amortization of $3,217,513 and $2,856,471, respectively, and federal excise taxes of $4,286,258 and $643,735, respectively	51,095,679	18,455,904
Gross Margin	11,386,651	(3,675,539)

Operating Expenses
Selling and marketing	1,879,128	1,192,010
Corporate general and administrative	7,191,544	3,731,913
Employee salaries and related expenses	5,036,721	3,638,540
Depreciation and amortization expense	1,659,243	1,599,491
Loss on purchase	1,000,000	-
Total operating expenses	16,766,636	10,161,954
Loss from Operations	(5,379,985)	(13,837,493)

Other Expenses
Other income	576,785	-
Interest expense	(3,009,094)	(719,187)
Total other expenses	(2,432,309)	(719,187)

Loss before Income Taxes	(7,812,294)	(14,556,680)

Provision for Income Taxes	-	-

Net Loss	$(7,812,294)	$(14,556,680)

Loss per share
Basic and fully diluted:
Weighted average number of shares outstanding	55,041,502	45,607,937
Loss per share	$(0.14)	$(0.32)

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares		Additional Paid-In	Accumulated
	Number	Par Value	Capital	(Deficit)	Total
Balance as of March 31, 2019	44,013,075	$44,013	$48,935,485	$(19,450,565)		$29,528,933

Common stock issued for cash	1,232,770	1,233	2,464,307	-		2,465,540
Common stock issued for convertible notes	127,291	127	318,099			318,226
Common stock issuance costs	-	-	(285,981)	-		(285,981)
Common stock issued for services	170,504	170	352,130	-		352,300
Employee stock awards	660,499	661	900,865	-		901,526
Stock grants	-	-	534,929	-		534,929
Net loss	-	-	-	(14,556,680)		(14,556,680)

Balance as of March 31, 2020	46,204,139	$46,204	$53,219,834	$(34,007,245)		$19,258,793

Common stock issued for cash	34,536,143	34,537	138,578,082	-		138,612,619
Common stock issued for convertible notes	3,145,481	3,145	4,828,061	-		4,831,206
Common stock issued for exercised warrants	6,521,563	6,522	13,945,814	-		13,952,336
Common stock issued for debt conversion	1,000,000	1,000	2,099,000	-		2,100,000
Common stock issued for cashless warrant exercise	732,974	733	(733)	-		-
Common stock issuance costs	-	-	(13,847,069)	-		(13,847,069)
Common stock issued for services	943,336	943	1,706,557	-		1,707,500
Employee stock awards	1,016,331	1,016	1,449,343	-		1,450,359
Stock grants	-	-	278,585	-		278,585
Issuance of warrants for convertible notes	-	-	1,315,494	-		1,315,494
Common stock repurchase and cancellation	(1,000,000)	(1,000)	(1,499,000)	-		(1,500,000)
Net loss	-	-	-	(7,812,294)		(7,812,294)

Balance as of March 31, 2021	93,099,967	$93,100	$202,073,968	$(41,819,539)	$

160,347,529

The accompanying notes are an integral part of these consolidated financial statements.

Ammo, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(7,812,294)	$(14,556,680)
Adjustments to reconcile Net Loss to Net Cash used in operations:
Depreciation and amortization	4,876,756	4,455,962
Debt discount amortization	446,466	115,533
Employee stock awards	1,450,359	901,526
Stock grants	278,585	534,929
Stock for services	1,707,500	352,300
Contingent consideration payable fair value	(119,731)	(190,377)
Interest on convertible promissory notes	163,351	-
Allowance for doubtful accounts	86,292	(67,117)
Paycheck protection program note forgiveness	(1,051,985)
Loss on disposal of assets	25,400
Stock issued in lieu of cash payments	48,000
Reduction in right of use asset	443,739	381,140
Loss on Jagemann Munition Components	1,000,000	-
Stock and warrants for note conversion	1,315,494	-
Changes in Current Assets and Liabilities
Accounts receivable	(6,075,373)	(1,679,887)
Due to (from) related parties	150	3,758
Inventories	(11,458,845)	364,524
Prepaid expenses	(1,331,710)	148,982
Deposits	(1,616,858)	(178,287)
Accounts payable	1,810,417	3,277,010
Accrued liabilities	1,843,166	1,106,411
Operating lease liability	(444,439)	(329,162)
Net cash used in operating activities	(14,415,560)	(5,359,435)

Cash flows from investing activities
Purchase of equipment	(7,437,265)	(462,385)
Net cash used in investing activities	(7,437,265)	(462,385)

Cash flow from financing activities
Proceeds from inventory facility	1,091,098	-
Proceeds from factoring liability, net	40,309,292	9,747,281
Payments on factoring liability	(40,473,083)	(7,741,302)
Proceeds from paycheck protection program notes	1,051,985	-
Proceeds from note payable related party issued	3,500,000	819,731
Payments on note payable - related party	(8,783,410)	(1,885,000)
Payments on insurance premium note payment	(514,746)	(466,421)
Proceeds from note payable	4,000,000	-
Proceeds from convertible promissory notes	1,959,000	2,171,000

(Continued)

Ammo, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,
	2021	2020

Sale of common stock	138,612,619	2,465,540
Common stock issued for exercised warrants	13,952,336	-
Common stock issuance costs	(13,895,069)	(285,981)
Payments on common stock repurchase and cancellation	(1,500,000)
Contingent consideration payment	-	(300,000)
Net cash provided by financing activities	139,310,022	4,524,848

Net increase/(decrease) in cash	117,457,197	(1,296,972)
Cash, beginning of period	884,274	2,181,246
Cash, end of period	$118,341,471	$884,274

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$1,186,302	$531,274
Income taxes	$-	$-

Non-cash investing and financing activities:
Accounts payable	(2,635,797)	-
Note payable related party	2,635,797	-
Right of use assets - operating leases	(897,845)	(3,771,873)
Operating lease liability	897,845	3,812,886
Rent Expense	-	(41,013)
Insurance premium note payment	226,539	565,548
Prepaid expenses	(226,539)	(565,548)
Convertible promissory note	(4,459,000)	-
Note issuance costs	(208,855)	-
Convertible promissory note conversion	4,667,855	318,226
Convertible promissory note	-	(318,226)
Note payable related party conversion	2,100,000	-
Note payable related party	(2,100,000)	(2,596,200)
Accounts receivable	-	(31,924)
Deposits	-	(9,250)
Equipment	-	1,871,306
Other intangible assets	-	766,068
Stock subscription receivable	(664,975)	-
Common stock	310	-
Additional paid-in capital	664,665	-
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of AMMO, Inc. and its wholly owned subsidiaries, Enlight Group II, LLC (d/b/a Jagemann Munition Components), SNI, LLC, AMMO Munitions, Inc., AMMO Technologies, Inc. (inactive) and Firelight Group I, LLC (inactive). All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, intangible assets, and stock-based compensation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At March 31, 2021 and March 31, 2020, we reserved $148,540 and $62,248, respectively, of allowance for doubtful accounts.

License Agreements

We are a party to a license agreement with Jesse James, a well-known motorcycle designer, and Jesse James Firearms, LLC, a Texas limited liability company. The license agreement grants us the exclusive worldwide rights through October 15, 2021 to Mr. James’ image rights and trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of Jesse James Branded Products. In addition, Mr. James agreed to make himself available for certain promotional activities and to promote Jesse James Branded Products through his own social media outlets. We agreed to pay Mr. James royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses. We also issued 100,000 shares of our common stock upon the execution of the license agreement with the potential issuance of up to 75,000 additional shares of common stock upon achieving certain gross sales with $15 million in gross sales required to earn the entire 75,000 shares.

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

Amortization expense for the license agreements for the years ended March 31, 2021 and 2020 was $50,000.

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

The shares were valued at $1.25 and the aggregate value of $950,000 was recorded as a patent asset. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028. Patent amortization expense for the years ended March 31, 2021 and 2020 were $85,075 and $85,075, respectively.

Under the terms of the Merger, ATI succeeded to all of the assets of Hallam, Inc. and assumed the liabilities of Hallam, Inc., which were none. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette. The license was formally amended and assigned to AMMO Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Agreement. Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date. Under the terms of the Exclusive License Agreement, the Company is obligated to pay a royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the years ended March 31, 2021 and 2020, the Company recognized royalty expenses of $87,093 and $43,222 respectively under this agreement.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

In August 2018, we applied for additional patent coverage for the manufacturing methods or application of the Hybrid Luminescence Ammunition Technology on a variety of projectile and ammunition types. The costs of filing this patent were expensed.

On October 5, 2018, we completed the acquisition of SW Kenetics Inc. AMMO Technologies, Inc. succeeded all of the assets of SW Kenetics, Inc. and assumed all of the liabilities. Under the terms of the agreement, we issued to SW Kenetics Inc.’s three shareholders, 1,700,002 restricted shares of our common stock, payment of $250,000, and a payment obligation of $1,250,000 subject to completion of specific milestones that we have recorded as Contingent Consideration Payable. Additionally, the 1,700,002 shares of common stock were issued with claw back provisions to ensure agreed upon objectives are met. The Company has made four payments totaling $350,000 for the completion of specific milestones to the shareholders of SW Kenetics, Inc.

The primary asset of SW Kenetics Inc. was a pending patent for modular projectiles. All rights to patent pending application were assigned and transferred to AMMO Technologies, Inc. pursuant to Intellectual Property Rights Agreement on September 27, 2018. Patent amortization expense for the years ended March 31, 2021 and 2020 was $408,267 and $341,320, respectively. There was no amortization expense for the patent in the year ended March 31, 2019 as the patent had not been placed in service.

We intend to continue building our patent portfolio to protect our proprietary technologies and processes, and will file new applications where appropriate to preserve our rights to manufacture and sell our branded lines of ammunition.

Other Intangible Assets

On March 15, 2019, Enlight Group II, LLC d/b/a Jagemann Munition Components, a wholly owned subsidiary of AMMO, Inc., completed its acquisition of assets of Jagemann Stamping Company’s ammunition casing manufacturing and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement (See Note 18). The intangible assets acquired include a tradename, customer relationships, and intellectual property. For the years ended March 31, 2021 and 2020, amortization of the other intangibles assets was $1,428,446 and $1,435,030, respectively recognized in depreciation and amortization expense.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the years ended March 31, 2021 and March 31, 2020.

Revenue Recognition

We generate revenue from the production and sale of ammunition. We recognize revenue according to Accounting Standards Codification 606 – Revenue From Contracts with Customer (“ASC 606”). When the customer obtains control over the promised goods or services, we record revenue in the amount of consideration that we can expect to receive in exchange for those goods and services. The Company applies the following five-step model to determine revenue recognition:

●	Identification of a contract with a customer
●	Identification of the performance obligations in the contact
●	determination of the transaction price
●	allocation of the transaction price to the separate performance allocation
●	recognition of revenue when performance obligations are satisfied

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

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

For the years ended March 31, 2021 and 2020, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	For the Year Ended March 31, 2021		For the Year Ended March 31, 2020
PERCENTAGES	Revenues	Accounts Receivable	Revenues	Accounts Receivable

Customers:
A	16.5%	11.9%	19.1%	26.5%
B	-	23.3%	-	-%
C	-	10.6%	-	-%
D	-	-	13.3%	-
	16.5%	45.8%	32.4%	26.5%

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

	For the Year Ended
	March 31, 2021	March 31, 2020
Ammunition Sales	$49,620,530	$6,591,196
Ammunition Casings Sales	12,861,800	8,189,169
Total Sales	$62,482,330	$14,780,365

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell direct to customers online. In contrast, our ammunition casings products are sold to manufacturers.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

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

Each product manufactured by the Company has standard specifications and performance objectives. The Company has an extensive product testing program and, if the Company were given notice of a product defect by a customer, the Company would request the return of the product so that the manufacturing defect could be identified. From inception to March 31, 2021, the Company has had no returned products related to product warranty.

Advertising Costs

We expense advertising costs as they are incurred. We incurred advertising of $257,886 and $563,968 for the years ended March 31, 2021 and 2020, respectively.

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

March 31, 2021 and March 31, 2020

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

We valued warrants issued for the reduction in conversion price for the conversion of Convertible Promissory Notes at the grant date of March 31, 2021 using valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk free interest rate, volatility, and expected life.

	March 31, 2021	March 31, 2020

Risk free interest rate	0.32%-0.38%	-
Expected volatility	88.9%-90.4%	-
Expected term	2.5 years	-
Expected dividend yield	0%	0%

Equipment acquired in the March 15, 2019 acquisition of the Jagemann Munitions Components was valued at fair value on the acquisition date by using the cost and market valuation approaches.

	Quoted Active Markets for Identified Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Warrants issued for convertible promissory notes conversion	$-	$1,315,494	$-	$1,315,494

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

Property and Equipment

We state property and equipment at historical cost less accumulated depreciation. We compute depreciation using the straight-line method at rates intended to depreciate the cost of assets over their estimated useful lives, which are generally five to ten years. Upon retirement or sale of property and equipment, we remove the cost of the disposed assets and related accumulated depreciation from the accounts and any resulting gain or loss is credited or charged to other income or expenses. We charge expenditures for normal repairs and maintenance to expense as incurred.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”). which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. Stock-based compensation is recognized on a straight line basis over the vesting periods and forfeitures are recognized in the periods they occur. There were 1,016,331 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the year ended March 31, 2021.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2021, our bank account balances exceeded federally insured limits, however, we have not incurred losses related to these deposits.

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

March 31, 2021 and March 31, 2020

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. On September 24, 2019, the Company received notice that a former employee that had voluntarily terminated filed a complaint against the Company, and certain individuals, with the U.S. Department of Labor (“DOL”). The Complaint in alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such disclosures, the individual experienced a hostile work environment; that the Company lacks sufficient controls internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the shareholders. The claims were investigated by a newly appointed Special Investigative Committee made of up independent directors represented by special independent legal counsel. The Special Investigative Committee and legal counsel found the material claims were unsubstantiated, including those concerning alleged SEC violations, and recommended enhancements to certain corporate governance charter documents and processes which the Company promptly implemented. The matter is currently the subject of administrative investigation by the DOL via the Occupational Safety and Health Administration. The Company filed a timely Position Statement with the DOL in October of 2019 in response to the Complaint. The Company disputes the allegations of wrongdoing and believes the matters raised in the Complaint are without merit and therefore has and will continue to aggressively defend its interests in this matter. On February 4, 2020, the Company filed suit against a former employee for violating merger agreements with SW Kenetics, Inc., employment agreements, and by unlawfully retaining property belonging to the Company following their termination. On March 11, 2020, the former employee filed a counterclaim against the Company citing breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, and declaratory judgement. The Company plans to aggressively pursue its offensive claims in order to recover economic damages as a result of its claims while seeking dismissal of the counterclaim. There were no other known contingencies at March 31, 2021 and 2020.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 – “Leases (Topic 842)” Under ASU 2016-02, entities will be required to recognize lease asset and lease liabilities by lessees for those leases classified as operating leases. Among other changes in accounting for leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. The amendments in ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years for public business entities. We adopted Topic 842 as of April 1, 2019 and this resulted in an increase in assets and liabilities on our consolidated balance sheets related by recording a Right of Use Asset of $3,771,873 and corresponding Operating Lease Liability of $3,812,886. As a result of the adoption, there was no material impact to our Consolidated Statement of Operations. See Note 7 for more information.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

On June 20, 2018, the FASB expanded the scope of ASC 718, to include share-based payments to nonemployees for goods and services. The accounting board said the amendments in Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, align the guidance for stock compensation to employees and nonemployees. The amended guidance replaces ASC 505-50, Equity – Equity-Based Payments to Non-Employees. We anticipate that this ASC will not have a material effect on the Company’s financial statements.

The amendments in ASU No. 2018-07 apply “to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards,” the FASB said. But the amended guidance does not cover stock compensation that is used to provide financing to the company that issued the shares or stock awards tied to a sale of goods or services as part of a contract accounted for according to ASC 606.

The amendments are effective for public companies for fiscal years that begin after December 15, 2018, and the quarterly and other interim periods in those years, the FASB said the amended guidance can be applied before it becomes effective, but businesses are not permitted to use the guidance in ASU No. 2018-07 before they have implemented ASC 606. On April 1, 2019, we adopted ASU 2018-07. The effects on our consolidated results of operations, financial position or cash flows were not material to the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326),” which replaces the current incurred loss impairment methodology for most financial assets with the current expected credit loss (“CECL”) methodology. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The guidance should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

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

Loss Per Common Share

We calculate basic loss per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants, using various methods, such as the treasury stock or modified treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 3,607,945 shares of common stock. Due to the loss from operations in the years ended March 31, 2021 and 2020, there are no common shares added to calculate the dilutive EPS for those periods as the effect would be antidilutive. The Company excluded warrants of 3,607,945 and 8,504,372 for the years ended March 31, 2021 and 2020, respectively, from the weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

NOTE 3 – INVENTORIES

At March 31, 2021 and March 31, 2020, the inventory balances are composed of:

	March 31, 2021	March 31, 2020
Finished product	$899,266	$1,916,417
Raw materials	12,440,548	1,771,006
Work in process	2,527,104	720,650

	$15,866,918	$4,408,073

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2021 and March 31, 2020:

	March 31, 2021	March 31, 2020
Leasehold Improvements	$126,558	$118,222
Furniture and Fixtures	87,790	87,790
Vehicles	142,691	103,511
Equipment	26,425,221	19,578,035
Tooling	121,790	126,190
Construction in Progress	544,939	1,093,262
Total property and equipment	$27,448,989	$21,107,010
Less accumulated depreciation	(5,895,763)	(3,060,681)
Net property and equipment	21,553,226	18,046,329

Depreciation Expense for the years ended March 31, 2021 and 2020 totaled $2,904,968 and $2,544,537, respectively. Of these totals $2,674,161 and $2,380,076 were included in cost of goods sold for the years ending March 31, 2021 and 2020. Additionally, $230,797 and $164,461 were included in depreciation and amortization expenses in operating expenses.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

NOTE 5 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. As of March 31, 2021 and 2020, the outstanding balance of the Factoring Liability was $1,842,188 and $2,005,979, respectively. Interest expense recognized on the Factoring Liability for the year ended March 31, 2021 was $305,747, including $50,000 of amortization of the commitment fee and for the year ended March 31, 2020, $153,663 of interest expense was recognized including $75,000 of amortization of the commitment fee.

On June 17, 2020, this agreement was amended which extended the maturity date to June 17, 2022.

NOTE 6 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. As of March 31, 2021, the outstanding balance of the Inventory Credit Facility was $1,091,098. Interest expense recognized on the Inventory Credit Facility was $171,414, including $36,439 of amortization of the annual fee. There was no interest expense for the comparable period ending March 31, 2020 as this transaction was not yet consummated.

NOTE 7 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale and Payson, AZ and Manitowoc and Two Rivers, WI under contracts we classify as operating leases. None of our leases are financing leases. The Payson lease has an option to renew for five years, and the Two Rivers has an option to renew the lease for up to twelve months. The Scottsdale lease does not include a renewal option and we do not intend to exercise the renewal option on the Two Rivers lease. As of June 26, 2020, the Company entered into an amended agreement that modified the Manitowoc lease to monthly payments of $34,071 and decrease the term to March 2025. The agreement does not contain a renewal option. Accordingly, we modified our Right of Use Assets and Operating Lease Liabilities by $737,680 during the current fiscal year. As of March 31, 2021, we no longer intend to exercise the renewal option of the Payson lease, and we have reduced our Right of Use Asset and Operating Lease Liability by $318,116.

As of March 31, 2021 and 2020, total Right of Use Assets on the Balance Sheet were $2,090,162 and $3,431,746, respectively. As of March 31, 2021 and 2020, total Operating Lease Liabilities on the Balance Sheet were $2,141,440 and $3,483,724, respectively. The current portion of our Operating Lease Liability at March 31, 2021 and 2020 is $663,784 and $375,813 respectively and is reported as a current liability. The remaining $1,477,656 of the total $2,141,440 for the year ended March 31, 2021 and the $3,107,911 of the total $3,483,724 for the year ended March 31, 2020 of the Operating Lease Liability is presented as a long-term liability net of the current portion.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

Consolidated lease expense for the year ended March 31, 2021 was $844,442 including $742,433 of operating lease expense and $102,008 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Consolidated lease expense for the year ended March 31, 2020 was $836,665 including $706,692 of operating lease expense and $129,973 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.4 years and 10.0%, respectively at March 31, 2021 and 7.8 years and 10.0%, respectively at March 31, 2020.

Future minimum lease payments under non-cancellable leases as of March 31, 2021 are as follows:

Years Ended March 31,
2022	847,219
2023	679,432
2024	598,160
2025	408,852
Thereafter	-
2,533,663
Less: Amount Representing Interest	(392,223)
$2,141,440

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

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

The Notes accrue interest at a rate of 8% per annum and mature on October 15, 2020 and October 30, 2020. Additionally, the Notes contain a mandatory conversion mechanism whereby any principal and accrued interest on the Notes, upon the closing of a Qualified Financing (as defined in the Notes), converts into shares of the Company’s Common Stock at a conversion price of 66.7% of the per share purchase price of shares or other units in the Qualified Financing. If a Qualified Financing has not occurred on or before the Maturity Date, the Notes shall become convertible into shares of the Company’s Common Stock at a conversion price that is equal to 50.0% of the arithmetic mean of the Volume Weighted Average Price (“VWAP”) in the ten consecutive Trading Days immediately preceding the Maturity Date. The Notes contain customary events of default. If an Event of Default occurs, interest under the Notes will accrue at a rate of fifteen percent (15%) per annum and the outstanding principal amount of the Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the Notes will become, at the Note holder’s election, immediately due and payable in cash.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

The Company analyzed embedded conversion options of the convertible notes at issuance to determine whether the embedded conversion options should be bifurcated and accounted for as derivative liabilities or if the embedded conversion options contain a beneficial conversion feature. This determination must be performed at each balance sheet date and makes it possible for certain instruments to be reclassified between debt and equity at different points in their life. The Company determined that it will defer recognition of its accounting until such notes become convertible. Additionally, the Company determined that the embedded conversion options do not require bifurcation and treatment as derivative liabilities, but they included contingent beneficial conversion features that are indeterminable on the commitment date. The Company notes the embedded conversion options will be accounted for and recognized, if necessary, when the contingencies are resolved (the date of a Qualified Financing or during the 10 days prior to the Maturity Date). Through the maturity date, a Qualified Financing had not occurred and the Note was not yet convertible under the Voluntary Conversion Option.

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

From October 8, 2020 to October 26, 2020, the Company received notices for voluntary conversion for the total outstanding principal ($2,500,000) and interest ($146,104) of the Convertible Promissory Notes and issued 2,157,358 shares of our Common Stock as a result of the conversion. The principal and interest related to the Initial Closing and Final Closing were converted at a conversion prices of $1.21 and $1.26, respectively. Additionally, the Company issued a total of 1,019,121 warrants to purchase shares of our Common Stock at exercise prices ranging from $2.19 to $2.67. The Company recognized $1,198,983 in interest expense as a result of the issuance of warrants. Subsequent to the issuance of the warrants, the exercise prices of the warrants were adjusted to $2.00. As a result, the Company recognized $116,511 in interest expense for the change in the valuation of the warrants.

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

On February 2, 2021, the remaining $939,000 in principal balance and $17,247 in accrued interest were converted into 478,123 shares of common stock at a conversion price of $2.00 per share. The Company recognized $115,811 in interest expense for the unamortized issuance costs upon conversion.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

NOTE 9 – NOTES PAYABLE – RELATED PARTY

In connection with the acquisition of the casing division of Jagemann Stamping Company (“JSC”), a $10,400,000 promissory note was executed on March 14, 2020. The promissory note, under which $500,000 was paid on March 25, 2019 using funds raised for the acquisition, had a remaining balance at March 31, 2019 of $9,900,000. On April 30, 2019, the original due date of the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly. In May of 2019, the Company paid $1,500,000 on the balance of the note. As of March 31, 2020, we recognized interest of $352,157 related to the note. The note is secured by all the equipment purchased from JSC. JSC owned at least five percent (5%) of our shares outstanding from March 2019 through March 16, 2021.

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

On June 26, 2020, the Company, Enlight Group II, LLC (“Enlight”), the Company’s wholly owned subsidiary and JSC entered into a Settlement Agreement pursuant to which the parties mutually agreed to settle all disputes and mutually release each other from liabilities related to the Amended APA occurring prior to June 26, 2020. Pursuant to the Settlement Agreement, the Company shall pay JSC $1,269,977 and shall provide JSC with: (i) two new promissory notes, a note of $5,803,800 related to the Seller Note and note of $2,635,797 for inventory and services, which was reclassed from accounts payable, both with a maturity date of August 15, 2021, (ii) general business security agreements granting JSC a security interest in all personal property of the Company. Pursuant to the Notes, the Company is obligated to make monthly payments totaling $204,295 to JSC. In addition, the Notes have a mandatory prepayment provision that comes into effect if the Company conducts a publicly registered offering. Pursuant to such provision, the Company: (a) upon the closing of an Offering of less than $10,000,000 would be obligated to pay the lesser of ninety percent (90%) of the Offering proceeds or seventy (70%) of the then aggregate outstanding balance of the Notes; and (b) upon the closing of an Offering of more than $10,000,000 would be obligated to pay one hundred percent (100%) of the then aggregate outstanding balance of the Notes. The Company was granted an option to repurchase up to 1,000,000 of the shares of the Company’s common stock issued to JSC under the Amended APA at a price of $1.50 per share through April 1, 2021 so long as there are no defaults under the Settlement Agreement.

As a result of the Settlement Agreement, the Company agreed to forego $1,000,000 in Construction in Progress that the parties had previously agreed to exchange. As a result, the Company recognized a loss in operating expenses for the year ended March 31, 2021.

On November 5, 2020, the Company paid $6,000,000 to JSC allocated as follows: (i) payment in full of Note A, representing the balance due from the Company to JSC relating to the acquisition of Jagemann Munition Components in March 2019 and (ii) $592,982 remitted in partial payment of Note B, resulting in the parties’ execution of Amended Note B which has a starting principal balance of $1,687,664 (“Amended Note B”). The Amended Note B principal balance carries a 9% per annum interest rate and is amortized equally over the thirty six (36) month term. As a result of the payment in full of Note A JSC shall release the accompanying security interest in Company assets which secured Note A. Concurrently, upon entry into Amended Note B, JSC and the Company entered into the First Amendment to General Business Security Agreement to reflect a revised list of collateral in which JSC has a security interest. The total interest expense recognized on Note A $216,160 for the year ended March 31, 2021. The total interest expense recognized on the original Note B was $62,876 for the year ended March 31, 2021.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

The Company’s balance of Amended Note B was $1,490,918 at March 31, 2021. The Company recognized $60,100 in interest expense on Amended Note B for the year ended March 31, 2021.

On January 22, 2021, the Company repurchased 1,000,000 shares of the Company’s common stock issued to JSC at a price of $1.50 per share pursuant to the Amended APA.

On May 3, 2019, the Company entered into a promissory note of $375,000 with a shareholder of the Company. The original interest rate was the applicable LIBOR Rate. The promissory note was amended and the note’s original a maturity date of August 3, 2019 was extended to September 18, 2020. The amended note bears interest at 1.25% per month. The Company made $18,195 in principal payments during the nine months ended December, 2020 and the Note was paid in full in July of 2020. We recognized $10,327 of interest expenses related to the note during the year ended March 31, 2021.

In December of 2019, the Company entered into a Promissory Note of $90,000 with Fred Wagenhals, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Note originally matured on June 12, 2020 and had an interest rate at the applicable LIBOR Rate. The promissory note has since been amended and the amended maturity date is September 18, 2020. The Company made $25,000 in principal payments during the year ended March 31, 2021 and the Note was paid in full in July of 2020. The amended note bears interest at 1.25% per month. We recognized $5,350 of interest expense on the note for the year ended March 31, 2021.

On September 23, 2020, the Company and Enlight entered into a promissory note (the “Forest Street Note”) with Forest Street, LLC (“Lender”), an Arizona limited liability company wholly owned by our current Chief Executive Officer, Fred Wagenhals, for the principal sum of $3.5 million, which accrues interest at 12% per annum. The Note has a maturity date of September 23, 2022.

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

On December 14, 2020, the Company entered into a Debt Conversion Agreement with the Lender Pursuant to the Agreement, the Company and Forest Street agreed to convert $2,100,000 of the Note’s principal into 1,000,000 shares of the Company’s common stock. The share issuance occurred on December 15, 2020. As a result of the Debt Conversion Agreement the remaining balance of the Forest Street Note was $1,400,000. On January 14, 2021, the Company paid the remaining $1,400,000 in principal and accrued interest of the Forest Street Note. The Company recognized $137,666 in interest expense related to the Forest Street Note for the year ended March 31, 2021.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

NOTE 10 – NOTE PAYABLE

On November 5, 2020, the Company, entered into a promissory note (the “12% Note”) with Lisa Kay (“LK”), an individual, for the principal sum of $4 million (“Principal”), which accrues interest at 12% per annum (“Interest”). The 12% Note has a maturity date of November 5, 2023 (“Maturity Date”).

Pursuant to the terms of the 12% Note, the Borrower shall pay LK: (i) on a monthly basis, beginning December 10, 2020, all accrued interest (only), and (ii) on the Maturity Date, the remaining outstanding principal balance of the Loan, together with all unpaid accrued interest thereon.

The 12% Note is unsecured and is not convertible into equity securities of the Company. However, Borrower has agreed that it shall provide commercially reasonable collateral promptly upon the payment of that certain JSC Promissory Note and JSC’s contemporaneous release of security supporting that financial accommodation. The 12% Note contain terms and events of default customary for similar transactions. The Company used the net proceeds from the transaction to pay a portion of the outstanding balance owed to JSC.

The Company recognized $197,333 in interest expense related to the 12% Note for the year ended March 31, 2021.

On May 21, 2021, the Company repaid the Principal of the 12% Note in full.

NOTE 11 – PAYCHECK PROTECTION NOTES PAYABLE

In April of 2020, the Company determined it was necessary to obtain additional funds as a result of the foregoing uncertainty caused by COVID-19. The Company received approximately $1.0 million in funds through itself and its wholly owned subsidiary Jagemann Munition Components, which was established under the federal Coronavirus Aid, Relief, and Economic Security Act and is administered by the U.S. Small Business Administration. The Company received approximately $624,600 from Western State Bank and its wholly owned subsidiary, Jagemann Munition Components, received approximately $427,385 from BMO Harris. The Paycheck Protection Notes provide for an interest rate of 1.00% per year and matures two years after the issuance date. Principal and accrued interest are payable monthly in equal installments commencing on the date that is six months after the date funds are first disbursed on the loan and continuing through the maturity date, unless the Paycheck Protection Notes are forgiven. To be available for loan forgiveness, the Paycheck Protection Note may only be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that existed before February 15, 2020.

On November 11, 2020, the Company applied for forgiveness of the $1,051,985 Paycheck Protection Program Notes as these funds were used for qualified expenses. No assurance can be given that the Company will be granted forgiveness of these Paycheck Protection Program Notes.

On November 23, 2020, the Company received forgiveness in full on the Paycheck Protection Note Payable from Western State Bank. The Company has recognized the forgiven amount in Other Income.

On January 19, 2021, the Company received forgiveness in full on the Paycheck Protection Note Payable from BMO Harris.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

NOTE 12 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

During the year ended March 31, 2020, we issued 1,893,502 shares of common stock as follows:

●	1,232,770 shares were sold to investors for $2,465,540
●	127,291 shares were issued for the conversion of Convertible Promissory Notes valued at $318,226
●	170,504 shares were issued for services valued at $352,300
●	660,499 shares valued at $901,526 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

During the year ended March 31, 2021, we issued 47,895,828 shares of common stock as follows:

●	34,512,143 shares were sold to investors for $138,564,619
●	3,145,481 shares were issued for the conversion of convertible promissory notes for $4,831,206
●	6,521,563 shares were issued to investors for exercised warrants valued for $13,952,336
●	732,974 shares were issued for cashless exercise of 1,300,069 warrants
●	1,000,000 shares were issued pursuant to a debt conversion agreement for $2,100,000
●	943,336 shares were issued for services provided to the Company value at $1,707,500
●	1,016,331 shares valued at $1,450,359 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation
●	24,000 shares were issued to investors for $48,000 in liquidation damage fees

In December of 2019, we entered into a placement agreement to secure equity capital from qualified investors to provide funds for our operations. The offering consisted of Units priced at $2.00, which included one share of common stock and one five-year warrant to purchase an additional half-share of common stock for an exercise price of $2.40 per share. Effectively, every two units purchased provided the investor with a five-year warrant at an exercise price of $2.40 per share. Units sold under this agreement totaled 1,232,770 shares of common stock and 616,385 warrants for $2,465,540 for the year ended March 31, 2020.

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

The Company conducted the Offering pursuant to a Registration Statement on Form S-1, as amended, which was declared effective by the Securities and Exchange Commission (the “Commission”) on November 30, 2020 (the “Registration Statement”).

The net proceeds to the Company from the Offering, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s estimated Offering expenses, were $15,850,448.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

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

Pursuant to subscription agreements with certain investors, the Company agreed to file a registration statement for shares purchased by investors on or before the 75th day following closing. The Company was unable to meet this obligation and is required to pay a liquidated damage fee to investors on a monthly basis to avoid default until such registration statement is filed. Accordingly, the Company paid $329,800 in the current period ending March 31, 2021, of which $48,000 was paid by the issuance of 24,000 share of common stock at a price per share of $2.00. The Company recorded these fees as issuance costs in Other Expenses.

On January 22, 2021, the Company repurchased 1,000,000 shares of the Company’s common stock issued to JSC at a price of $1.50 per share pursuant to the Amended APA.

On March 12, 2021, the Company entered into an underwriting agreement (the “RA Underwriting Agreement”) with Roth Capital Partners, LLC and Alexander Capital, L.P., as representatives of the several underwriters identified therein (collectively, the “RA Underwriters”), relating to a firm commitment public offering of 20,000,000 newly issued shares of our common stock at a public offering price of $5.00 per share. Under the terms of the RA Underwriting Agreement, we granted the RA Underwriters a 30-day option to purchase up to an additional 3,000,000 shares of common stock from us. The closing of the offering occurred on March 16, 2021 and included the exercise of the RA Underwriters Over-allotment of 3,000,000 additional shares.

The gross proceeds to us from the sale of 23,000,000 shares of common stock, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, was $115,000,000 and included total expenses of $9,569,161 included commissions to the RA Underwriters of $8,625,000.

The RA Underwriting Agreement includes customary representations, warranties and covenants, and customary conditions to closing, expense and reimbursement obligations and termination provisions. Additionally, under the terms of the Underwriting Agreement, we have agreed to indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments the Underwriters may be required to make in respect of these liabilities.

The shares of common stock being sold by us have been registered pursuant to a registration statement on Form S-3 (File No. 333-253192), which the Commission declared effective on February 24, 2021. A final prospectus supplement and accompanying base prospectus relating to the offering were filed with the Commission on March 15, 2021.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

At March 31, 2021 and March 31, 2020, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2019	8,143,115	$2.09	4.35
Granted	710,317	2.35	4.18
Exercised	-	-	-
Forfeited or cancelled	(349,060)	2.50	-
Outstanding at March 31, 2020	8,504,372	$2.10	3.60
Exercisable at March 31, 2020	8,504,372	$2.10	3.60

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2020	8,504,372	$2.10	3.60
Granted	2,925,204	2.31	2.47
Exercised	(7,821,631)	2.08	-
Forfeited or cancelled	-	-	-
Outstanding at March 31, 2021	3,607,945	$2.31	3.24
Exercisable at March 31, 2021	3,179,730	$2.27	3.05

As of March 31, 2021, we had 3,607,945 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 261,625 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 2,154,502 shares of our Common Stock at an exercise price of $2.00 per share consisting until April 2023 through December 2025; (3) warrants to purchase 613,603 shares of Common Stock at an exercise price of $2.40 until September 2024; (4) warrants to purchase 428,215 shares of Common Stock at an exercise price of $2.63 until November 2025, but not exercisable before May 29, 2021 and (5) warrants to purchase 150,000 shares of Common Stock at an exercise price of $6.72 until February 2024.

NOTE 13 – ACQUISITIONS

SW Kenetics, Inc.

On September 27, 2018, AMMO Technologies, Inc. (“ATI”) entered into a definitive Agreement and Plan of Merger with SW Kenetics Inc. (“SWK”), an Arizona corporation and completed the merger on October 5, 2018. Pursuant to the agreement SWK merged with and into AMMO Technologies, Inc., with ATI being the survivor. Under the terms of the agreement, we issued to SWK’s three shareholders, 1,700,002 restricted shares of our common stock, payment of $250,000, and a payment obligation of $1,250,000 subject to completion of specific milestones that we have recorded as Contingent Consideration Payable. Additionally, the 1,700,002 shares of common stock were issued with claw back provisions to ensure agreed upon objectives are met. Included among the list of milestones or events that must be completed are significant revenue goals incorporating the product technology of SWK. The initial payment of $250,000 was made on August 20, 2018. The shares were each valued at $2.72, the weighted average share price of our Common Stock that was publicly traded and sold through private placement. We recorded the total purchase consideration to patents as follows:

Cash	$250,000
Contingent Consideration Payable	1,250,000
Common Stock	1,700
Additional Paid-in Capital	4,622,305
Fair Value of Patent	$6,124,005

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

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

At March 31, 2021, The Company reviewed the fair value of contingent consideration using a scenario based method with probability included and determined the fair value was $589,892. An adjustment of $119,731 was recognized in corporate general and administrative expenses.

Jagemann Stamping Company’s Ammunition Casing Division

On March 15, 2019, Enlight Group II, LLC (hereinafter referred to as the “Buyer”), a wholly owned subsidiary of AMMO, Inc., completed its acquisition of selected assets of Jagemann Stamping Company’s (“Seller”) ammunition casing, projectile manufacturing, and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement (“Amended APA”) dated March 14, 2019.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

The fair value of the tangible assets was determined by cost and market approaches for tangible assets. The fair value of intangible assets were determined using the relief from royalty and residual income approaches. The acquired intangible assets have remaining useful lives ranging from three to five years.

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

On June 26, 2020, the Company, Enlight and JSC entered into a Settlement Agreement pursuant to which the parties mutually agreed to settle all disputes and mutually release each other from liabilities related to the Amended APA occurring prior to June 26, 2020. Pursuant to the Settlement Agreement, the Company shall pay JSC $1,269,977 and shall provide JSC with: (i) two new promissory notes, a note of $5,803,800 related to the Seller Note and note of $2,635,797 for inventory and services, both with a maturity date of August 15, 2021, (ii) general business security agreements granting JSC a security interest in all personal property of the Company. Pursuant to the Notes, the Company is obligated to make monthly payments totaling $204,295 to JSC. In addition, the Notes have a mandatory prepayment provision that comes into effect if the Company conducts a publicly registered offering. Pursuant to such provision, the Company: (a) upon the closing of an Offering of less than $10,000,000 would be obligated to pay the lesser of ninety percent (90%) of the Offering proceeds or seventy (70%) of the then aggregate outstanding balance of the Notes; and (b) upon the closing of an Offering of more than $10,000,000 would be obligated to pay one hundred percent (100%) of the then aggregate outstanding balance of the Notes. The Company was granted an option to repurchase up to 1,000,000 of the shares of the Company’s common stock issued to JSC under the Amended APA at a price of $1.50 per share through April 1, 2021 so long as there are no defaults under the Settlement Agreement.

NOTE 14 – ACCRUED LIABILITIES

At March 31, 2021 and March 31, 2020, accrued liabilities were as follows:

	March 31, 2021	March 31, 2020
Accrued FAET	$1,716,461	$353,061
Accrued sales commissions	514,892	-
Unearned revenue	361,270	493,553
Accrued interest	22,667	197,342
Accrued payroll	640,717	289,603
Accrued professional fees	45,000	131,300
Other accruals	161,778	154,760
	$3,462,785	$1,619,619

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

NOTE 15 – RELATED PARTY TRANSACTIONS

From October 2016 through December 2019, our executive offices were located in Scottsdale, Arizona where we leased approximately 5,000 square feet under a month-to-month triple net lease for $3,800 per month. This space housed our principal executive, administration, and marketing functions. Our Chairman and Chief Executive Officer owned the building in which these offices are currently leased. For the year ended March 31, 2020, the Company paid $21,800 in rent for these offices.

During the year ended March 31, 2021, we paid $152,549 in service fees to an independent contractor and 60,000 shares in the aggregate to its advisory committee members for service for a total value of $103,000.

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

In connection with the acquisition of the casing division of JSC, a promissory note was executed. On April 30, 2019, the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly. On June 26, 2020, the Company extended the promissory note until August 15, 2021. As of March 31, 2021 and March 31, 2020, we accrued interest of $352,157 and $22,196, respectively, related to the note. The note had a balance of $5,400,000 at March 31, 2020 and the note was paid in full on November 5, 2020. JSC owned at least five percent (5%) of our shares outstanding from March 2019 through March 16, 2021.

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

Through the Administrative and Management Services Agreement the Company with JSC, the Company purchased approximately $3.4 million in inventory support services, and incurred $405,171 of rent expenses for the year ended March 31, 2021. For the year ended March 31, 2021, the Company purchased approximately $1.9 million in Inventory, incurred $394,128 of rent expenses, and incurred $153,604 of expenses related to support costs such as engineering and maintenance, among others.

On June 26, 2020, the Company and JSC entered into a Settlement Agreement pursuant to which the parties mutually agreed to settle all disputes and mutually release each other from liabilities related to the Amended APA occurring prior to June 26, 2020. Pursuant to the Settlement Agreement, the Company shall pay JSC $1,269,977 and shall provide JSC with: (i) two new promissory notes, a note of $5,803,800 related to the Seller Note and note of $2,635,797 for inventory and services, both with a maturity date of August 15, 2021, (ii) general business security agreements granting JSC a security interest in all personal property of the Company. Pursuant to the Notes, the Company is obligated to make monthly payments totaling $204,295 to JSC. In addition, the Notes have a mandatory prepayment provision that comes into effect if the Company conducts a publicly registered offering. Pursuant to such provision, the Company: (a) upon the closing of an Offering of less than $10,000,000 would be obligated to pay the lesser of ninety percent (90%) of the Offering proceeds or seventy (70%) of the then aggregate outstanding balance of the Notes; and (b) upon the closing of an Offering of more than $10,000,000 would be obligated to pay one hundred percent (100%) of the then aggregate outstanding balance of the Notes. The Company was granted an option to repurchase up to 1,000,000 of the shares of the Company’s common stock issued to JSC under the Amended APA at a price of $1.50 per share through April 1, 2021 so long as there are no defaults under the Settlement Agreement.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

On November 5, 2020, the Company paid $6,000,000 to JSC allocated as follows: (i) payment in full of Note A, representing the balance due from the Company to JSC relating to the acquisition of Jagemann Munition Components in March 2019 and (ii) $592,982 remitted in partial payment of Note B, resulting in the parties’ execution of Amended Note B which has a starting principal balance of $1,687,664 (“Amended Note B”). The Amended Note B principal balance carries a 9% per annum interest rate and is amortized equally over the thirty six (36) month term. As a result of the payment in full of Note A JSC shall release the accompanying security interest in Company assets which secured Note A. Concurrently, upon entry into Amended Note B, JSC and the Company entered into the First Amendment to General Business Security Agreement to reflect a revised list of collateral in which JSC has a security interest. The total interest expense recognized on Note A $216,160 for the year ended March 31, 2021. The total interest expense recognized on the original Note B was $62,876 for the year ended March 31, 2021.

The Company’s balance of Amended Note B was $1,490,918 at March 31, 2021. The Company recognized $60,100 in interest expense on Amended Note B for the year ended March 31, 2021.

On January 22, 2021, the Company repurchased 1,000,000 shares of the Company’s common stock issued to JSC at a price of $1.50 per share pursuant to the Amended APA.

On May 3, 2019, the Company entered into a promissory note of $375,000 with a shareholder of the Company. The original interest rate was the applicable LIBOR Rate. The promissory note was amended and the note’s original a maturity date of August 3, 2019 was extended to September 18, 2020. The amended note bears interest at 1.25% per month. The Company made $18,195 in principal payments during the nine months ended December, 2020 and the Note was paid in full in July of 2020. We recognized $10,327 of interest expenses related to the note during the year ended March 31, 2021.

In December of 2019, the Company entered into a Promissory Note of $90,000 with Fred Wagenhals, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Note originally matured on June 12, 2020 and had an interest rate at the applicable LIBOR Rate. The promissory note has since been amended and the amended maturity date is September 18, 2020. The Company made $25,000 in principal payments during the year ended March 31, 2021 and the Note was paid in full in July of 2020. The amended note bears interest at 1.25% per month. We recognized $5,350 of interest expense on the note for the year ended March 31, 2021.

On September 23, 2020, the Company and Enlight entered into a promissory note (the “Forest Street Note”) with Forest Street, LLC (“Lender”), an Arizona limited liability company wholly owned by our current Chief Executive Officer, Fred Wagenhals, for the principal sum of $3.5 million, which accrues interest at 12% per annum. The Note has a maturity date of September 23, 2022.

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

On December 14, 2020, the Company entered into a Debt Conversion Agreement with the Lender Pursuant to the Agreement, the Company and Forest Street agreed to convert $2,100,000 of the Note’s principal into 1,000,000 shares of the Company’s common stock. The share issuance occurred on December 15, 2020. As a result of the Debt Conversion Agreement the remaining balance of the Forest Street Note was $1,400,000. On January 14, 2021, the Company paid the remaining $1,400,000 in principal and accrued interest of the Forest Street Note. The Company recognized $137,666 in interest expense related to the Forest Street Note for the year ended March 31, 2021.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

NOTE 16 – INCOME TAXES

The income tax (provision) benefit for the periods shown consist of the following:

	2021	2020
Current
US Federal	$-	$-
US State	-	-
Total current provision	-	-
Deferred
US Federal	582,724	2,678,176
US State	137,276	630,916
Total deferred benefit	720,000	3,309,092
Change in valuation allowance	(720,000)	(3,309,092)
Income tax (provision) benefit	$-	$-

The reconciliation of income tax expense computed at the U.S. federal statutory rate of 21% to the income tax provision for the years ended March 31, 2021 and 2020 is as follows:

	2021		2020
Computed tax expense	$(1,572,832)	21%	$(3,056,903)	21%
State taxes, net of Federal income tax benefit	(352,015)	5%	(684,164)	5%
Change in valuation allowance	720,000	(10%)	3,309,092	(23%)
Employee stock awards	372,742	(5%)	231,692	(2%)
Stock grants	71,596	(1%)	137,477	(1%)
Stock for services	438,828	(6%)	90,541	(1%)
Rent expense	660	0%	13,358	0%
Non-deductible meals & entertainment	13,709	0%	7,833	0%
Stock and warrants on note conversion	338,082	(5%)	-	0%
Contingent consideration fair value	(30,770)	0%	(48,926)	0%
Total provision for income taxes	$-		$-

The Company’s effective tax rates were 0% and 0% for the years ended March 31, 2021 and 2020, respectively. During the year ended March 31, 2021, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

Significant components of the Company’s deferred tax liabilities and assets at March 31, 2021 and March 31, 2020 are as follows:

	2021	2020
Deferred tax assets
Net operating loss carryforward	$8,119,764	$7,571,092
Loss on purchase	801,366	544,366
Other	442,953	211,158
Total deferred tax assets	$9,364,083	$8,326,616

Deferred tax liabilities
Depreciation expense	$(1,377,238)	$(1,059,771)
Other	-	-
Total deferred tax liabilities	$(1,377,238)	$(1,059,771)
Net deferred tax assets	$7,986,845	$7,266,845
Valuation allowance	(7,986,845)	(7,266,845)
	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available and due to the last years significant losses there is substantial doubt related to the Company’s ability to utilize its deferred tax assets, the Company recorded a full valuation allowance of the deferred tax asset. For the years ended March 31, 2021 and 2020, the valuation allowance has increased by $720,000 and $3,309,092, respectively.

At March 31, 2021, the Company had Federal net operating loss carry forwards (“NOLs”) for income tax purposes of $31,594,411. A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. There were $5,144,926 of NOLs generated prior to 2018 will begin to expire in 2036. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the 80% taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. In accordance with Section 382 of the Internal Revenue Code, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company does not believe that such an ownership change has occurred to date.

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. The Company has evaluated tax positions taken by the Company and has concluded that as of March 31, 2021 and 2020, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended December 31, 2016, December 31, 2017 and March 31, 2018, 2019, 2020, and 2021 are subject to audit.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

NOTE 17 – INTANGIBLE ASSETS

		March 31, 2021
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
		250,000	7,074,005	5,146,237

Accumulated amortization – Licensing Agreements		(208,333)	-	-
Accumulated amortization – Patents		-	(1,054,438)	-
Accumulated amortization – Intangible Assets		-	-	(2,925,279)
		$41,667	$6,019,567	$2,220,958

Intangible assets consisted of the following:

		March 31, 2020
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
		250,000	7,074,005	5,146,237

Accumulated amortization – Licensing Agreements		(158,333)	-	-
Accumulated amortization – Patents		-	(561,096)	-
Accumulated amortization – Intangible Assets		-	-	(1,435,030)
		$91,667	$6,512,909	$3,649,404

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2022	$1,915,814
2023	923,782
2024	903,055
2025	493,342
2026	493,342
Thereafter	3,552,857
$8,282,192

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and March 31, 2020

NOTE 18 - SUBSEQUENT EVENTS

Gunbroker.com

On April 30, 2021, the Company, entered into an agreement and plan of merger (the “Merger Agreement”), by and among the Company, SpeedLight Group I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Sub”), Gemini Direct Investments, LLC, a Nevada limited liability company (“Gemini”), and Steven F. Urvan, an individual (the “Seller”), whereby Sub merged with and into Gemini, with Sub surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Capitalized terms not defined in this report have the meaning assigned to them in the Merger Agreement. At the time of the Merger, Gemini had nine (9) subsidiaries, all of which are related to Gemini’s ownership of the Gunbroker.com business. Gunbroker.com is a large online auction marketplace dedicated to firearms, hunting, shooting, and related products. The Merger was completed on April 30, 2021.

In consideration of the Merger, on the terms and subject to the conditions set forth in the Merger Agreement, on the Effective Date, (i) the Company assumed an aggregate amount of indebtedness of Gemini and its subsidiaries equal to $50,000,000; and, (ii) the issued and outstanding membership interests in Gemini, held by the Seller, automatically converted into the right to receive (A) $50,000,000, and (B) 20,000,000 shares of common stock of the Company, $0.001 par value per share (the “Stock Consideration”).

In connection with the Merger Agreement, the Company and the Seller agreed that the Stock Consideration consisted of: (a) 14,500,000 shares issued without being held in escrow or requiring prior stockholder approval; (b) 4,000,000 shares issued subject to the Pledge and Escrow Agreement (as defined and described in the Merger Agreement); and (c) 1,500,000 shares that will not be issued prior to the Company obtaining stockholder approval for the issuance.

Series A Preferred Stock

On May 19, 2021, we entered into an underwriting agreement with Alexander Capital, L.P., as representative of the several underwriters identified therein (collectively, the “Preferred Underwriters”), relating to a firm commitment public offering of 1,097,200 newly issued shares of our 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) at a public offering price of $25.00 per share. Under the terms of the underwriting agreement, we granted the Underwriters a 45-day option to purchase up to an additional 164,580 shares of Series A Preferred Stock from us.

The closing of the offering took place on May 21, 2021.

The gross proceeds to us from the sale of 1,097,200 shares of Series A Preferred Stock, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, was approximately $27.4 million.

On May 25, 2021, Alexander Capital, L.P. exercised its previously announced over-allotment option to purchase 164,580 shares of Series A Preferred Stock pursuant to that certain Underwriting Agreement dated May 19, 2021, by and between us and Alexander Capital, L.P., as representative of the several underwriters identified therein. We closed the exercise of the over-allotment option on May 27, 2021. The gross proceeds from the exercise of the over-allotment option were approximately $4.1 million, before deducting underwriting discounts and commissions.

On May 25, 2021, we entered into an additional underwriting agreement with Alexander Capital, L.P. relating to a firm commitment public offering of 138,220 newly issued shares of our 8 Series A Preferred Stock at a public offering price of $25.00 per share.

The closing of the offering took place on May 27, 2021.

The gross proceeds to us from the sale of 138,220 shares of Series A Preferred Stock, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $3.5 million

Common Stock Issuances

From April 16, 2021 to June 8, 2021, we issued shares of our Common Stock for the exercise of warrants. There were 185,268 shares of Common Stock issued for warrants exercised at per share prices ranging from $1.65 to $2.63 for an aggregate value of $391,689.

Subsequent to March 31, 2021, we issued 25,000 shares of Common Stock to employees as compensation for a total value of $87,500.

We evaluated subsequent events through the date the financial statements were issued, and determined that there are not any other items to disclose.

