Form 10-Q
period 2021-06-30
AMMO, INC.
filed 2021-08-16
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of August 13, 2021, there were 113,153,460 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMMO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$50,972,447	$118,341,471
Accounts receivable, net	23,800,569	8,993,920
Due from related parties	18,657	15,657
Inventories, at lower of cost or net realizable value, principally average cost method	27,939,525	15,866,918
Prepaid expenses	3,460,619	2,402,366
Total Current Assets	106,191,817	145,620,332

Equipment, net	23,173,432	21,553,226

Other Assets:
Deposits	5,653,310	1,833,429
Licensing agreements, net	29,167	41,667
Patents, net	5,896,233	6,019,567
Other intangible assets, net	146,452,655	2,220,958
Goodwill	90,999,208	-
Right of use assets - operating leases	2,675,803	2,090,162
TOTAL ASSETS	$381,071,625	$179,379,341

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,906,989	$4,371,974
Factoring liability	1,095,989	1,842,188
Accrued liabilities	3,789,179	3,462,785
Inventory credit facility	258,955	1,091,098
Current portion of contingent consideration payable	10,755,000	-
Current portion of operating lease liability	948,894	663,784
Current portion of note payable related party	639,636	625,147
Insurance premium note payable	1,320,278	41,517
Total Current Liabilities	42,714,920	12,098,493

Long-term Liabilities:
Contingent consideration payable, net of current portion	533,254	589,892
Notes payable related part, net of current portion	700,507	865,771
Note payable	-	4,000,000
Operating lease liability, net of current portion	1,857,697	1,477,656
Total Liabilities	45,806,378	19,031,812

Shareholders’ Equity:
Series A Cumulative Perpetual Preferred Stock 7.25%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of June 30, 2021	1,400	-
Common stock, $0.001 par value, 200,000,000 shares authorized 113,046,766 and 93,099,067 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	113,047	93,100
Additional paid-in capital	367,771,424	202,073,968
Accumulated deficit	(32,620,624)	(41,819,539)
Total Shareholders’ Equity	335,265,247	160,347,529
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$381,071,625	$179,379,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2021	2020

Net Revenues
Ammunition sales	$28,351,780	$6,411,668
Marketplace revenue	12,272,066	-
Casing sales	3,852,486	3,248,302
	44,476,332	9,659,970
Cost of Revenues, for the three months ended June 30, 2021 and 2020 includes depreciation and amortization of $905,790 and $758,502, respectively, and federal excise taxes of $2,397,771 and $641,123, respectively	25,505,438	8,588,565
Gross Profit	18,970,894	1,071,405

Operating Expenses
Selling and marketing	1,165,849	369,622
Corporate general and administrative	3,156,597	1,088,984
Employee salaries and related expenses	2,356,873	982,489
Depreciation and amortization expense	2,611,061	410,499
Loss on purchase	-	1,000,000
Total operating expenses	9,290,380	3,851,594
Income/(Loss) from Operations	9,680,514	(2,780,189)

Other Expenses
Other income	21,425	-
Interest expense	(165,279)	(323,600)
Total other expenses	(143,854)	(323,600)

Income (Loss) before Income Taxes	9,536,660	(3,103,789)

Provision for Income Taxes	-	-

Net Income/(Loss)	9,536,660	(3,103,789)

Preferred Stock Dividend	(337,745)	-

Net Income/(Loss) Attributable to Common Stock Shareholders	$9,198,915	$(3,103,789)

Net Income/(Loss) per share
Basic	$0.09	$(0.07)
Diluted	$0.08	$(0.07)

Weighted average number of shares outstanding
Basic	105,876,867	46,247,654
Diluted	109,051,682	46,247,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended June 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Total

Balance as of March 31, 2021	-	$-	93,099,967	$93,100	$202,073,968	$(41,819,539)	$160,347,529

Acquisition stock issuances, net of issuance costs	-	-	18,500,000	18,500	131,947,282	-	131,965,782
Common stock issued for exercised warrants	-	-	219,144	219	477,592	-	477,811
Common stock issued for cashless warrant exercise	-	-	275,155	275	(275)	-	-
Common stock issued for services	-	-	750,000	750	1,499,250	-	1,500,000
Employee stock awards	-	-	202,500	203	699,297	-	699,500
Stock grants	-	-	-	-	66,914	-	66,914
Issuance of Series A Preferred Stock, net of issuance costs	1,400,000	1,400	-	-	31,007,396	-	31,008,796
Dividends accumulated on preferred stock	-	-	-	-	-	(337,745)	(337,745)
Net income/(loss)	-	-	-	-	-	9,536,660	9,536,660

Balance as of June 30, 2021	1,400,000	$1,400	113,046,766	$113,047	$367,771,424	$(32,620,624)	$335,265,247

Balance as of March 31, 2020	-	$-	46,204,139	$46,204	$53,219,834	$(34,007,245)	$19,258,793

Common stock issued for cash	-	-	1,000,000	1,000	1,749,000	-	1,750,000
Common stock issued for exercised warrants	-	-	60,607	60	121,154		121,214
Common stock issued for cashless warrant exercise	-	-	279	-	-		-
Common stock issued for services	-	-	8,336	8	(8)	-	-
Employee stock awards	-	-	180,916	181	255,119	-	255,300
Stock grants	-	-	-	-	76,766	-	76,766
Net income/(loss)	-	-	-	-	-	(3,103,789)	(3,103,789)

Balance as of June 30, 2020	-	$-	47,454,277	$47,453	$55,421,865	$(37,111,034)	$18,358,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net Income/(Loss)	$9,536,660	$(3,103,789)
Adjustments to reconcile Net Loss to Net Cash provided by/(used in) operations:
Depreciation and amortization	3,516,851	1,169,001
Debt discount amortization	-	109,667
Employee stock awards	699,500	255,300
Stock grants	66,914	76,766
Contingent consideration payable fair value	(56,638)	(27,968)
Allowance for doubtful accounts	71,157	15,906
Gain on disposal of assets	(12,044)	-
Reduction in right of use asset	27,087	90,321
Loss on Jagemann Munition Components	-	1,000,000
Changes in Current Assets and Liabilities
Accounts receivable	2,124,556	(1,145,584)
Due to (from) related parties	-	150
Inventories	(12,072,607)	(2,110,684)
Prepaid expenses	1,114,473	214,014
Deposits	(3,119,492)	(156,184)
Accounts payable	7,021,584	1,095,093
Accrued liabilities	(208,131)	847,466
Operating lease liability	(39,203)	(89,455)
Net cash provided by/(used in) operating activities	8,670,667	(1,759,980)

Cash flows from investing activities
GDI acquisition	(50,651,444)	-
Purchase of equipment	(1,611,316)	(471,882)
Proceeds from disposal of assets	59,800	-
Net cash used in investing activities	(52,202,960)	(471,882)

Cash flow from financing activities
Payments on inventor facility	(832,143)	-
Proceeds from factoring liability	23,651,000	6,952,000
Payments on factoring liability	(24,397,199)	(7,050,191)
Payments on assumed debt from GDI	(50,000,000)	-
Proceeds from inventory facility	-	1,758,003
Proceeds from paycheck protection program notes	-	1,051,985
Payments on note payable - related party	(150,775)	(247,490)
Payments on insurance premium note payment	(415,003)	(129,510)
Payments on note payable	(4,000,000)	-

(Continued)

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2021	2020

Common stock issued for exercised warrants	477,811	30,304
Common stock issuance costs	(3,170,422)	-
Sale of preferred stock	35,000,000	-
Net cash provided by/(used in) financing activities	(23,836,731)	2,365,101

Net increase/(decrease) in cash	(67,369,024)	133,239
Cash, beginning of period	118,341,471	884,274
Cash, end of period	$50,972,447	$1,017,513

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$189,116	$160,195
Income taxes	$-	$-

Non-cash investing and financing activities:
Acquisition stock issuances	$132,645,000	$-
Insurance premium note payment	$1,693,764	$-
Dividends accumulated on preferred stock	$337,745	$-
Operating lease liability	$-	$737,680
Note payable related party	$-	$2,635,797
Stock subscription receivable	$-	$1,840,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and March 31, 2021

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2021. The results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended June 30, 2021 and 2020, (b) the financial position at June 30, 2021, and (c) cash flows for the three month period ended June 30, 2021 and 2020.

We use the accrual basis of accounting and U.S. GAAP and all amounts are expressed in U.S. dollars. The Company has a fiscal year-end of March 31st.

Unless the context otherwise requires, all references to “Ammo”, “we”, “us”, “our,” or the “Company” are to AMMO, Inc., a Delaware corporation, and its consolidated subsidiaries.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of AMMO, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, intangible assets, and stock-based compensation.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At June 30, 2021 and March 31, 2021, we reserved $1,514,872 and $148,540, respectively, of allowance for doubtful accounts.

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

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a quarterly royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the three months ended June 30, 2021 and 2020, the Company recognized royalty expenses of $3,404 and $24,759, respectively under this agreement.

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

On April 30, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”), by and among the Company, SpeedLight Group I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company and Gemini Direct Investments, LLC, a Nevada limited liability company. Whereby SpeedLight Group I, LLC merged with and into Gemini Direct Investments, LLC, with SpeedLight Group I, LLC surviving the merger as a wholly owned subsidiary of the Company. At the time of the Merger, Gemini Direct Investments, LLC had nine (9) subsidiaries, all of which are related to Gemini’s ownership of Gunbroker.com, an online auction marketplace dedicated to firearms, hunting, shooting, and related products. The intangible assets acquired include a tradename, customer relationships, intellectual property, software and domain names.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three ended June 30, 2021 and 2020.

Revenue Recognition

We generate revenue from the production and sale of ammunition, and marketplace fee revenue, which includes auction revenue, payment processing revenue, and shipping income. We recognize revenue according to ASC 606. When the customer obtains control over the promised goods or services, we record revenue in the amount of consideration that we can expect to receive in exchange for those goods and services. We apply the following five-step model to determine revenue recognition:

●	Identification of a contract with a customer
●	Identification of the performance obligations in the contact
●	determination of the transaction price
●	allocation of the transaction price to the separate performance allocation
●	recognition of revenue when performance obligations are satisfied

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We only apply the five-step model when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. Our contracts contain a single performance obligation and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of our product, which typically occurs upon shipment of the product or the performance of the service. In the year ended March 31, 2021, we began accepting contract liabilities or deferred revenue. We included Deferred Revenue in our Accrued Liabilities. We will recognize revenue when the performance obligation is met.

For the three months ended June 30, 2021 the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	Revenues at June 30, 2021	Accounts Receivable
PERCENTAGES	Three Months Ended	June 30, 2021	March 31, 2021

Customers:
A	19.8%	-	-
B	11.3%	-	11.9%
C	-	-	23.3%
D	-	-	10.6%
	31.1%	-	45.8%

Disaggregated Revenue Information

The following table represent a disaggregation of revenue from customers by segment. We attribute net sales to segments by product or services types; ammunition, ammunition casings, and marketplace fees. The Company notes that revenue recognition processes are consistent between product and service type, however, the amount, timing and uncertainty of revenue and cash flows may vary by each product type due to the customers of each product and service type.

	For the Three Months Ended
	June 30, 2021	June 30, 2020
Ammunition sales	$28,351,780	$6,411,668
Marketplace fee revenue	12,272,066	-
Ammunition casings sales	3,852,486	3,248,302
Total Revenues	$44,476,332	$9,659,970

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell direct to customers online. In contrast, our ammunition casings products are sold to manufacturers. Marketplace fees are generated through our Gunbroker.com online auction marketplace.

Advertising Costs

We expense advertising costs as they are incurred in selling and marketing expenses of operating expenses. Marketplace advertising costs are expenses as they are incurred in cost of revenues. We incurred advertising of $116,433 and $87,167 for the three months ended June 30, 2021 and 2020, respectively, recognized in selling expenses and $19,000 of advertising expenses recognized in cost of revenues for the three months ended June 30, 2021.

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

Compensated Absences

We accrue a liability for compensated absences in accordance with Accounting Standards Codifications 710 – Compensation – General (“ASC 710”).

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”). which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. Stock-based compensation is recognized on a straight line basis over the vesting periods and forfeitures are recognized in the periods they occur. There were 202,500 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the three months ended June 30, 2021.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2021, our bank account balances exceeded federally insured limits.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. On September 24, 2019, the Company received notice that a former employee that had voluntarily terminated filed a complaint against the Company, and certain individuals, with the U.S. Department of Labor (“DOL”). The Complaint in alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such disclosures, the individual experienced a hostile work environment; that the Company lacks sufficient controls internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the shareholders. The claims were investigated by a newly appointed Special Investigative Committee made of up independent directors represented by special independent legal counsel. The Special Investigative Committee and legal counsel found the material claims were unsubstantiated, including those concerning alleged SEC violations, and recommended enhancements to certain corporate governance charter documents and processes which the Company promptly implemented. The matter is currently the subject of administrative investigation by the DOL via the Occupational Safety and Health Administration. The Company filed a timely Position Statement with the DOL in October of 2019 in response to the Complaint. The Company disputes the allegations of wrongdoing and believes the matters raised in the Complaint are without merit and therefore has and will continue to aggressively defend its interests in this matter. On February 4, 2020, the Company filed suit against a former employee for violating merger agreements with SW Kenetics, Inc., employment agreements, and by unlawfully retaining property belonging to the Company following their termination. On March 11, 2020, the former employee filed a counterclaim against the Company citing breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, and declaratory judgement. The Company plans to aggressively pursue its offensive claims in order to recover economic damages as a result of its claims while seeking dismissal of the counterclaim. There were no other known contingencies at June 30, 2021.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INCOME/(LOSS) PER COMMON SHARE

We calculate basic income/(loss) per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants. We use the treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 3,047,960 shares of common stock and contingently issuable shares of common stock of 1,500,000. All weighted average numbers were adjusted for the reverse stock split and merger transaction. Due to the loss from operations in the three months ended June 30, 2020, there are no common shares added to calculate the dilutive loss per share for that period as the effect would be antidilutive. The Company excluded warrants of 8,441,798 for the three months ended June 30, 2020, from the weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	Net income/(loss) attributable to common stock holders		Weighted average shares		Net income/(loss) attributable to common stock holders per share
	2021	2020	2021	2020	2021	2020

Basic income/(loss) per share	$9,198,915	$(3,103,789)	105,876,867	46,247,654	$0.09	$(0.07)
Effect of dilutive common stock purchase warrants	-	-	2,024,037	-	(0.01)	-
Effect of dilutive contingently issuable common stock (1)	-	-	1,010,869	-	-	-
Effect of dilutive equity incentive awards	-	-	139,909	-	-	-
Diluted income/(loss) per share	$9,198,915	$(3,103,789)	109,051,682	46,247,654	$0.08	$(0.07)

(1)	Weighted average of contingently issuable shares measured from the effective date of merger, April 30, 2021

NOTE 4 – INVENTORIES

At June 30, 2021 and March 31, 2021, the inventory balances are composed of:

	June 30, 2021	March 31, 2021
Finished product	$3,207,574	$899,266
Raw materials	18,109,674	12,440,548
Work in process	6,622,277	2,527,104
	$27,939,525	$15,866,918

NOTE 5 – EQUIPMENT

We state equipment at historical cost less accumulated depreciation. We compute depreciation using the straight-line method at rates intended to depreciate the cost of assets over their estimated useful lives, which are generally five to ten years. Upon retirement or sale of property and equipment, we remove the cost of the disposed assets and related accumulated depreciation from the accounts and any resulting gain or loss is credited or charged to other income. We charge expenditures for normal repairs and maintenance to expense as incurred.

We capitalize additions and expenditures for improving or rebuilding existing assets that extend the useful life. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equipment consisted of the following at June 30, 2021 and March 31, 2021:

	June 30, 2021	March 31, 2021
Building	$955,810	$-
Leasehold Improvements	250,887	126,558
Furniture and Fixtures	331,490	87,790
Vehicles	152,101	142,691
Equipment	27,305,838	26,425,221
Tooling	143,710	121,790
Construction in Progress	882,310	544,939
Total property and equipment	$30,022,146	$27,448,989
Less accumulated depreciation	(6,848,714)	(5,895,763)
Net equipment	$23,173,432	$21,553,226

Depreciation Expense for the three months ended June 30, 2021 and 2020 totaled $995,334, and $676,053, respectively.

NOTE 6 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. As of June 30, 2021, the outstanding balance of the Factoring Liability was $1,095,989. For the three months ending June 30, 2021, interest expense recognized on the Factoring Liability was $41,579 and for the three months ending June 30, 2020 was $114,060, including $37,500 of amortization of the commitment fee.

On June 17, 2020, this agreement was amended which extended the maturity date to June 17, 2022.

NOTE 7 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. As of June 30, 2021, the outstanding balance of the Inventory Credit Facility was $258,955. Interest expense recognized on the Inventory Credit Facility was $17,659, including $8,561 of amortization of the annual fee for the three months ended June 30, 2021 and $7,490, including $2,917 of amortization of the annual fee for the three months ended June 30, 2020.

NOTE 8 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale and Payson, AZ, Atlanta and Marietta, GA, and Manitowoc and Two Rivers, WI under contracts we classify as operating leases. None of our leases are financing leases. The Payson lease has an option to renew for five years. As of June 30, 2021, we are fairly certain we will not exercise the renewal option. The Scottsdale lease does not include a renewal option. As of June 26, 2020, the Company entered into an amended agreement that modified the Manitowoc lease to monthly payments of $34,071 and decrease the term to March 2025. The agreement does not contain a renewal option. Accordingly, we modified our Right of Use Assets and Operating Lease Liabilities by $737,680 at June 30, 2020.

Consolidated lease expense for the three months ended June 30, 2021 and 2020 was $273,296 and $184,769, respectively, including $263,197 and $176,673 of respective operating lease expense and $10,099 and $8,096 of respective other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.0 years and 10.0%, respectively.

Futures minimum lease payments under non-cancellable leases as of June 30, 2021 are as follows:

Years Ended March 31,
2022 (1)	$905,641
2023	1,018,689
2024	873,420
2025	472,306
2026	-
Thereafter	-
3,270,056
Less: Amount Representing Interest	(463,465)
$2,806,591

(1)	This amount represents future lease payments for the remaining nine months of fiscal year 2022. It does not include any lease payments for the three months ended June 30, 2021.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE – RELATED PARTY

For the three months ended June 30, 2021, the Company made $150,755 in principal payments in connection with the Amended Note B, an amended related party note payable with Jagemann Stamping Company (“JSC”). We entered to the Amended Note B with JSC on November 4, 2020 and the note matures on June 26, 2023. We recognized $33,141 in interest expenses for the three months ended June 30, 2021.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CAPITAL STOCK

During the three month period ended June 30, 2021, we issued 19,946,799 shares of common stock as follows:

●	18,500,000 shares were issued in connection with our merger of Gemini Direct Investments, LLC valued at $132,645,000
●	219,144 shares were issued to investors for exercised warrants valued for $477,811
●	275,155 shares were issued for cashless exercise of 340,841 warrants
●	750,000 shares valued at $1,500,000 were issued for services provided to the Company
●	202,500 shares valued at $699,500 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2021, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2021	3,607,945	$2.31	3.24
Granted	-	-	-
Exercised	(559,985)	1.91	-
Forfeited or cancelled	-	-	-
Outstanding at June 30, 2021	3,047,960	$2.39	2.92
Exercisable at June 30, 2021	3,047,960	$2.39	2.92

As of June 30, 2021, we had 3,047,960 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 2,730 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 1,934,414 shares of our Common Stock at an exercise price of $2.00 per share consisting of 71% of the warrants until April 2023, 31% until August 2024, and 69% until February 2026; (3) warrants to purchase 564,029 shares of Common Stock at an exercise price of $2.40 until September 2024; (4) warrants to purchase 396,787 shares of Common Stock at an exercise price of $2.63 until November 2025, and (5) warrants to purchase 150,000 shares of Common Stock at an exercise price of $6.72 until February 2024.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – PREFERRED STOCK

On May 18, 2021, the Company filed a Certificate of Designations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware to establish the preferences, voting powers, limitations as to dividends or other distributions, qualifications, terms and conditions of redemption and other terms and conditions of the Series A Preferred Stock.

The Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”), as to dividend rights and rights as to the distribution of assets upon the Company’s liquidation, dissolution or winding-up, ranks: (1) senior to all classes or series of Common Stock and to all other capital stock issued by the Company expressly designated as ranking junior to the Series A Preferred Stock; (2) on parity with any future class or series of the Company’s capital stock expressly designated as ranking on parity with the Series A Preferred Stock; (3) junior to any future class or series of the Company’s capital stock expressly designated as ranking senior to the Series A Preferred Stock; and (4) junior to all the Company’s existing and future indebtedness.

The Series A Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund. In the event of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holders of shares the Series A Preferred Stock are entitled to be paid out of the Company’s assets legally available for distribution to its stockholders (i.e., after satisfaction of all the Company’s liabilities to creditors, if any) an amount equal to $25.00 per share of the Series A Preferred Stock, plus any amount equal to any accumulated and unpaid dividends to the date of payment before any distribution or payment may be made to holders of shares of Common Stock or any other class of or series of the Corporation’s capital stock ranking, as to rights to the distribution of assets upon any voluntary or involuntary liquidation, dissolution or winding up, junior to the Series A Preferred Stock.

The Company will pay cumulative cash dividends on the Series A Preferred Stock when, as and if declared by its board of directors (or a duly authorized committee of its board of directors), only out of funds legally available for payment of dividends. Dividends on the Series A Preferred Stock will accrue on the stated amount of $25.00 per share of the Series A Preferred Stock at a rate per annum equal to 8.75% (equivalent to $2.1875 per year), payable quarterly in arrears. Dividends on the Series A Preferred Stock declared by our board of directors (or a duly authorized committee of our board of directors) will be payable quarterly in arrears on March 15, June 15, September 15 and December 15.

Generally, the Series A Preferred Stock is not redeemable by the Company prior to May 18, 2026. However, upon a change of control or delisting event (each as defined in the Certificate of Designations), the Company will have a special option to redeem the Series A Preferred Stock for a limited period of time.

On May 19, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with Alexander Capital, L.P., as representative of several underwriters (collectively, the “Underwriters”), relating to a firm commitment public offering of 1,097,200 newly issued shares of our 8.75% Series A Preferred Stock at a public offering price of $25.00 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 45-day option to purchase up to an additional 164,580 shares of Series A Preferred Stock from us. The gross proceeds to us from the sale of 1,097,200 shares of Series A Preferred Stock, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, was $27,430,000. The closing of the offering took place on May 21, 2021.

On May 25, 2021, we entered into an additional underwriting agreement with Alexander Capital, L.P. relating to a firm commitment public offering of 138,220 newly issued shares of our Series A Preferred Stock at a public offering price of $25.00 per share. The closing of the offering took place on May 27, 2021. The gross proceeds to us from the sale of 138,220 shares of Series A Preferred Stock, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, were $3,455,500. Additionally, the Underwriters exercised its previously announced over-allotment option to purchase 164,580 shares of Series A Preferred Stock pursuant to that certain Underwriting Agreement dated May 19, 2021, by and between us and Alexander Capital, L.P., as representative of the several underwriters identified therein. We closed the exercise of the over-allotment option on May 27, 2021. The gross proceeds from the exercise of the over-allotment option were $4,114,500, before deducting underwriting discounts and commissions.

Preferred dividends accumulated as of June 30, 2021 were $337,745.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - ACQUISITION

Gemini Direct Investments, LLC

On April 30, 2021 (the “Effective Date”) we entered into an agreement and plan of merger (the “Merger Agreement”), by and among the Company, SpeedLight Group I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Sub”), Gemini Direct Investments, LLC, a Nevada limited liability company (“Gemini”), and Steven F. Urvan, an individual (the “Seller”), whereby Sub merged with and into Gemini, with Sub surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). At the time of the Merger, Gemini had nine (9) subsidiaries, all of which are related to Gemini’s ownership of the Gunbroker.com business. Gunbroker.com is an on-line auction marketplace dedicated to firearms, hunting, shooting, and related products. The Merger was completed on the Effective Date.

In consideration of the Merger, on the terms and subject to the conditions set forth in the Merger Agreement, on the Effective Date, (i) the Company assumed and repaid an aggregate amount of indebtedness of Gemini and its subsidiaries equal to $50,000,000 (the “Assumed Indebtedness”); and, (ii) the issued and outstanding membership interests in Gemini (the “Membership Interests”), held by the Seller, automatically converted into the right to receive (A) $50,000,000 (the “Cash Consideration”), and (B) 20,000,000 shares of common stock of the Company, $0.001 par value per share (the “Stock Consideration”).

In connection with the Merger Agreement, the Company and the Seller agreed that the Stock Consideration consisted of: (a) 14,500,000 shares issued without being held in escrow or requiring prior stockholder approval; (b) 4,000,000 shares issued subject to the Pledge and Escrow Agreement; and (c) 1,500,000 shares that will not be issued prior to the Company obtaining stockholder approval for the issuance (the “Additional Securities”).

The total estimated consideration consisted of cash payment of $50,000,000 less $1,350,046 of acquired cash, a working capital adjustment of $2,000,000, debt assumption and repayment upon closing of $50,000,000, contingent consideration of $10,755,000 for 1,500,000 Additional Securities, and 18,500,000 shares of AMMO Inc. Common Stock. The shares were valued at $7.17 per share, the five-day average closing price of the Company’s Common Stock immediately preceding the signing of the binding agreement.

In accordance with the acquisition method of accounting for business combinations, the assets acquired, and the liabilities assumed have been recorded at their respective fair values. The consideration in excess of the fair values of assets acquired, and liabilities assumed are recorded as goodwill.

The preliminary fair value of the consideration transferred was valued as of the date of the acquisition as follows:

Cash	$48,649,954
Estimated working capital adjustment	2,000,000
Contingent consideration	10,755,000
Common stock	132,645,000
Assumed debt	50,000,000

$244,049,954

The preliminary allocation for the consideration recorded for the acquisition is as follows:

Accounts receivable, net	$17,002,362
Prepaid expenses	478,963
Equipment	1,051,980
Deposits	703,389
Intangible assets	146,617,380
Goodwill	90,999,208
Right of use assets - operating leases	612,727
Accounts payable	(12,514,919)
Accrued expenses	(196,780)
Operating lease liability	(704,356)

$244,049,954

(1)	Preliminary estimate of Other Intangible Assets and Goodwill. Other intangible assets to consist of Tradenames, Customer Relationships, Intellectual Property, and other tangible assets related to the acquired business.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recorded approximately $1.3 million in transaction costs in the three months ended June 30, 2021.

The purchase price allocation is preliminary. The preliminary estimated fair value recorded for the acquired assets and liabilities assumed with excess consideration recorded as goodwill represent management’s estimate of fair value and are subject to change when additional information, such as post-close working capital adjustments and valuations become available. The purchase price allocation will continue to be preliminary until the Company is able to finalize the allocation. The Company expects to finalize the purchase price allocation within the measurement period, but not more than one year following the closing date of the Merger. The final amounts from the valuation may significantly and materially differ from the preliminary allocation herein.

Unaudited Pro Forma Results of Operations

This pro forma results of operations gives effect to the acquisition as if it had occurred April 1, 2021. Material pro forma adjustments include the removal of approximately $1.8 million of interest expenses and debt discount amortization and the addition of approximately $0.9 million depreciation and amortization expenses.

INCOME STATEMENT DATA	For the Three Months Ended June 30, 2021

Net revenues	$52,521,753
Net income	$14,083,148

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

In the current period, we recorded $90,999,208 of Goodwill generated from our Merger with Gemini.

Amortization expenses related to our intangible assets for the three months ended June 30, 2021 and 2020 were $2,521,517 and $492,948, respectively.

		June 30, 2021
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		250,000	7,074,005	151,763,617

Accumulated amortization – Licensing Agreements		(220,833)	-	-
Accumulated amortization – Patents		-	(1,177,772)	-
Accumulated amortization – Intangible Assets		-	-	(5,310,962)
		$29,167	$5,896,233	$146,452,655

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2022 (1)	$10,659,051
2023	13,095,215
2024	12,966,879
2025	12,664,775
2026	12,674,904
Thereafter	90,317,231
$157,378,055

(1)	This amount represents future amortization for the remaining nine months of fiscal year 2022. It does not include any amortization for the three months ended June 30, 2021.

NOTE 14 – SEGMENTS

On April 30, 2021, the Company entered into an agreement and plan of merger with SpeedLight Group I, LLC, which, along with its subsidiaries, engages primarily in the operation of an online marketplace dedicated to firearms, hunting, shooting and related products. As a result, at June 30, 2021, our chief operating decision maker, our Chief Executive Officer, reviews financial performance based on two operating segments as follows:

●	Ammunition– which consists of our manufacturing business. The Ammunition segment engages in the design, production and marketing of ammunition and ammunition component products.
●	Marketplace – which consists of the GunBroker.com marketplace. In its role as an auction site, GunBroker.com supports the lawful sale of firearms, ammunition and hunting/shooting accessories.

Ammunition generated approximately 72% of our revenue in the three months ended June 30, 2021, while Marketplace generated approximately 77% of our operating income in the three months ended June 30, 2021.The following tables set forth certain financial information utilized by management to evaluate our operating segments for the interim period presented:

	For the Three Months Ended June 30, 2021
	Ammunition	Marketplace	Total

Net Revenues	$32,204,266	$12,272,066	$44,476,332
Cost of Revenues	23,848,248	1,657,190	25,505,438
General and administrative expense	5,676,755	1,002,564	6,679,319
Depreciation and amortization	420,242	2,190,819	2,611,061
Operating Income	$2,259,021	$7,421,493	$9,680,514

NOTE 15 – INCOME TAXES

As of June 30, 2021, we had net operating loss carryforwards of approximately $22 million which will expire beginning at the end of 2036. A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income.

The Company’s effective tax rates were 0% and 0% for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended December 31, 2016, December 31, 2017, and March 31, 2018, 2019, 2020, and 2021 are subject to audit.

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

NOTE 16 – SUBSEQUENT EVENTS

From July 1, 2021 to August 13, 2021, we issued 57,692 shares of Common Stock pursuant to warrant exercises at per share prices ranging from $2.40 to $2.63 for an aggregate value of $137,234. Additionally, 1,752 shares of Common Stock were issued pursuant to the cashless exercise of 2,269 warrants.

Subsequent to June 30, 2021, the Company issued 47,250 shares of Common Stock to employees for a total value of $165,375.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to assist the reader in understanding the results of operations, financial condition, and liquidity through the eyes of our management team. This section should be read in conjunction with other sections of this Quarterly Report, specifically, our Consolidated Financial Statements and Supplementary Data.

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

In our filings with the Securities and Exchange Commission, references to “AMMO, Inc.”, “AMMO”, “the Company”, “we,” “us,” “our” and similar terms refer to AMMO, Inc., a Delaware corporate, and its wholly owned consolidated subsidiaries.

Overview

Our vision is to modernize the ammunition industry by bringing new technologies to market. We intend to do that through acquisition and application of intellectual property that is unique to the industry and through investing in manufacturing equipment and processes that enable us to compete globally.

Our innovative line of match grade armor piercing (AP) and hard armor piercing incendiary (HAPI) tactical rounds are the centerpiece of the Company’s strategy to address the unique needs of the armed forces community. This ammunition was designed around a match grade portfolio of projectiles, that include a solid copper boat tail and armor piercing configuration. The distinction between these rounds and other sold, is that the manufacturing process was engineered to ensure extremely tight tolerances between each projectile manufactured, ensuring for the end user that the ballistic trajectory remains consistent between rounds without regard to the actual configuration or round fired. Our AP and HAPI line are also available with our O.W.L. Technology™. The Company has aligned its manufacturing operations to support the large caliber demand from military personnel, such as the 12.7 mm and .50 caliber BMG configurations. On February 2, 2021, we announced that we restarted our improved .50 caliber manufacturing line to address increased market demand and fulfill current orders.

We offer ammunition casings for pistol ammunition through large rifle ammunition. Our casing operations is backed by decades of manufacturing experience that allows the production of high-quality pistol brass and rifle brass components. Borne from the automotive industry and refined over time to deliver durable and consistent sporting components, Jagemann™ Casings, has become one of the largest brass manufacturers in the country, with the capacity to produce more than 750 million pieces of brass each year with the ability to scale to 1 billion rounds on an annual basis. Proud of its American-made components and capabilities, the Company now has complete control over the manufacturing process. This results in a number of advantages when it comes to the brass that leaves our state-of-the-art facility.

On April 30, 2021, we acquired Gemini Direct Investments, LLC (“Gemini”) and nine of its subsidiaries, all of which are related to Gemini’s ownership of the Gunbroker.com marketplace.

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

With our recent addition of the Gunbroker.com marketplace, we aim to further enhance our vision of bringing technologies to the industry. Gunbroker.com is a marketplace that connects millions of buyers and sellers allowing our users to access a daily average of over one million unique items.

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

Results of Operations

Our financial results for the three months ended June 30, 2021 reflect our newly positioned organization. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on growing our top line revenue, and streamlining our operations, and as a result, we experienced an increase in our gross profit margin for the three months ended June 30, 2021. This was the result of a significant increase in sales allowing us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense as well as the addition of our new marketplace, Gunbroker.com

The following table presents summarized financial information taken from our condensed consolidated statements of operations for the three months ended June 30, 2021 compared with the three months ended June 30, 2020:

	For the Three Months Ending
	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Net Sales	$44,476,332	$9,659,970
Cost of Revenues	25,505,438	8,588,565
Gross Profit	18,970,894	1,071,405
Sales, General & Administrative Expenses	9,290,380	3,851,594
Income (loss) from Operations	9,680,514	(2,780,189)
Other income (expense)
Other income (expense)	(143,854)	(323,600)
Income (loss) before provision for income taxes	$9,536,660	$(3,103,789)
Provision for income taxes	-	-
Net Income (Loss)	$9,536,660	$(3,103,789)

Non-GAAP Financial Measures

We analyze operational and financial data to evaluate our business, allocate our resources, and assess our performance. In addition to total net sales, net loss, and other results under accounting principles generally accepted in the United States (“GAAP”), the following information includes key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these measures are useful for period-to-period comparisons of the Company. We have included these non-GAAP financial measures in this Quarterly Report on Form 10-Q because they are key measures we use to evaluate our operational performance, produce future strategies for our operations, and make strategic decisions, including those relating to operating expenses and the allocation of our resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA

	For the Three Months Ended
	June 30, 2021	June 30, 2020

Reconciliation of GAAP net income to Adjusted EBITDA
Net Income (Loss)	$9,536,660	$(3,103,789)
Depreciation and amortization	3,516,851	1,169,001
Loss on purchase	-	1,000,000
Excise taxes	2,397,771	-
Interest expense, net	165,279	323,600
Employee stock awards	699,500	255,300
Stock grants	66,914	76,766
Other income, net	(21,425)	-
Contingent consideration fair value	(56,638)	(27,968)
Adjusted EBITDA	$16,304,912	$(307,090)

Adjusted EBITDA is a non-GAAP financial measure that displays our net income (loss), adjusted to eliminate the effect of certain items as described below.

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the three months ended June 30, 2021 and 2020. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™ and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries lower gross margins.

	For the Three Months Ending
	June 30, 2021	June 30, 2020
Proprietary Ammunition	$1,110,621	$1,895,141
Standard Ammunition	27,241,159	4,516,527
Ammunition Casings	3,852,486	3,248,302
Marketplace Revenue	12,272,066	-
Total Sales	$44,476,332	$9,659,970

Sales for the three months ended June 30, 2021 increased 360% or approximately $34.8 million, over the three months ended June 30, 2020. This increase was the result of approximately $22.7 million of increased sales in bulk pistol and rifle ammunition, a decrease of approximately $0.7 million of sales of Proprietary Ammunition, an increase of approximately $0.6 million of sales from our casing operations, and $12.2 million in revenue generated from our recently acquired marketplace, Gunbroker.com, which includes auction revenue, payment processing revenue, and shipping income. Management expects the sales of Proprietary Ammunition to outpace the sales of our Standard Ammunition.

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

On June 23, 2021, we announced that we were awarded a U.S. Department of Defense contract for the development and manufacture of ballistically matched multi-purpose rounds to design and manufacture multiple Ballistically Matched Multi-Purpose Rounds (BM-MPR) in support of U.S. military operations.

Cost of Revenues

Cost of Revenues increased by approximately $16.9 million from $8.6 million to $25.5 million for the three months ended June 30, 2021 compared to the comparable period ended in 2020. This was the result of a significant increase in net sales as well increases to non-cash depreciation related to increases in production equipment, expensing of increased labor, overhead, and raw materials used to produce finished product during 2021 as compared to 2020, and additional cost of revenues from our recent acquisition of our marketplace, Gunbroker.com. As a percentage of sales, cost of goods sold decreased by 35.5% when comparing the three months ended June 30, 2021 and 2020.

Gross Margin

Our gross margin percentage increased to 42.7% from 11.1% during the three months ended June 30, 2021 as compared to the same period in 2020. This was a result of increased sales allowing us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense, and the inclusion of our newly acquired marketplace, Gunbroker.com which, by nature has significantly higher margins than our manufactured products.

We believe as we continue to grow sales through new markets and expanded distribution that our gross margins will also increase, as evidenced by the improvement over this time last year. Our goal in the next 12 to 24 months is to continue to improve our gross margins. This will be accomplished through the following:

●	Increased product sales, specifically of proprietary lines of ammunition, like the STREAK VISUAL AMMUNITION™, Stelth and now our tactical Armor Piercing (AP) and Hard Armor Piercing Incendiary (HAPI) precision ammunition, all of which carry higher margins as a percentage of their selling price;

●	Introduction of new lines of ammunition that historically carry higher margins in the consumer and government sectors;

●	Leverage of our newly acquired marketplace, Gunbroker.com, through the introduction of additional services and product offerings;

●	Expanded use of automation equipment that reduces the total labor required to assemble finished products;

●	And, better leverage of our fixed costs through expanded production to support the sales objectives.

Operating Expenses

Overall, for the three months ended June 30, 2021, our operating expenses increased by approximately $5.4 million over the three months ended June 30, 2020, and decreased as a percentage of sales from 39.9% for the three months ended June 30, 2020 to 20.1% for the three months ended June 30, 2021. The increase was primarily related to approximately $3.2 million of additional operating expenses following our merger with Gemini, including $2.2 million of depreciation and amortization expenses. Our operating expenses include non-cash depreciation and amortization expense of approximately $2.6 million for the three months ended June 30, 2021. Our operating expenses consisted of commissions related to our sales increases, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, and board members, and key consultants for the organization during the period. Operating expenses for the three months ended June 30, 2021 and 2020 periods included noncash expenses of approximately $3.3 million and $1.7 million, respectively. We expect to see administrative expenditures to continue to decrease as a percentage of sales in the 2022 fiscal year, as we leverage our work force and expand our sales opportunities.

During the three months ended June 30, 2021, our selling and marketing expenses increased by approximately $0.8 million in comparison to the three months ended June 30, 2020. The increase was primarily related to commission on the increases in the sale of our products resulting of approximately $0.7 million for the three months ended June 30, 2021 in comparison to the comparable prior period.

Our corporate general & administrative expenses increased approximately $2.2 million in the three months ended June 30, 2021 from the comparable prior period mainly due to increased general corporate expenses related to the addition of Gemini of approximately $0.5 million and increased professional and legal fees of $0.5 million due to our acquisition of Gemini.

Employee salaries and related expenses increased approximately $1.4 million for the three months ended June 30, 2021 compared to the comparable period ended in 2020. The increase for the three months ended June 30, 2021 when compared to the prior period, was primary related to an increase in salaries and wages of approximately $0.9 million including employees added from the Gemini merger and an increase of stock compensation of approximately $0.4 million.

Depreciation and amortization expenses for the three ended June 30, 2021 increased by approximately $2.2 million from the comparable prior periods due to depreciation and amortization expenses in connection with the acquisition of Gemini.

Interest and Other Expenses

For the three months ended June 30, 2021, interest expense decreased by approximately $0.2 million compared with the comparable three months ended June 30, 2020. The change from the prior periods was mainly due to the repayment of notes and conversion of convertible promissory notes in current and prior periods.

Net Income

As a result of increases in revenues from increased production as well as our acquisition of Gemini, we ended the three months ended June 30, 2021 with a net income of approximately $9.5 million compared with a net loss of approximately $3.1 million for the three months ended June 30, 2020.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had $50,972,447 of cash and cash equivalents, a decrease of $67,369,024 from March 31, 2021.

Working Capital is summarized and compared as follows:

	June 30, 2021	March 31, 2021
Current assets	$106,191,817	$145,620,332
Current liabilities	42,714,920	12,098,493
	$63,476,897	$133,521,839

Changes in cash flows are summarized as follows:

Operating Activities

For the three months ended June 30, 2021, net cash provided by operations totaled approximately $8.7 million. This was primarily the result of net income of approximately $9.5 million, increases in our accounts payable of approximately $7.0 million, decreases in prepaid expenses of approximately $1.1 million, non-cash expenses for depreciation and amortization of approximately $3.5 million, employee stock compensation of approximately $0.7 million, and stock grants totaling approximately $0.1 million. The cash provided by operations were partially offset increases in inventories of approximately $12.1 million.

For the three months ended June 30, 2020, net cash used in operations totaled approximately $1.8 million. This was primarily the result of a net loss of approximately $3.1 million, increases in our period end inventories and accounts receivable of approximately $2.1 million and $1.1 million, respectively, increases in accounts payable and accrued liabilities of approximately $1.1 million and $0.8 million, respectively, and a loss on Jagemann Munition Components of $1.0 million. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of approximately $1.2 million, employee stock compensation of approximately $0.3 million, and stock grants of approximately $0.1 million.

Investing Activities

During the three months ended June 30, 2021, we used approximately $52.2 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $50.7 million uses in connection with the merger of Gemini, and approximately $1.6 million related to purchases of production equipment and the construction of our new manufacturing facility in Manitowoc, WI.

During the three months ended June 30, 2020, we used approximately $0.5 million in net cash for investing activities to purchase fixed assets such as new production equipment.

Financing Activities

During the three months ended June 30, 2021, net cash used in financing activities was approximately $23.8 million. This was the net effect of a $50.0 million payment on debt assumed from Gemini, $35.0 million of proceeds from the sale of our preferred stock net of approximately $3.2 million of issuance costs, approximately $0.5 million was generated from common stock issued for exercised warrants, the $4.0 million repayment of a note payable, and an approximate $0.8 million reduction in our Inventory Credit Facility. Additionally, approximately $23.6 million was generated from accounts receivable factoring, which was offset by payments of approximately $24.4 million.

During the three months ended June 30, 2020, net cash provided by financing activities was approximately $2.4 million. This was the net effect of approximately $1.8 million generated from our Inventory Credit Facility, and proceeds from our note payable. Additionally, $7.0 approximately was generated from accounts receivable factoring, which was offset by payments of approximately $7.1 million. Approximately $0.2 million of cash was use for payments on related party notes payable, and approximately $0.1 million toward our insurance premium note payable.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

Inventory

We state inventories at the lower of cost and net realizable value. We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead. We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories. These provisions are based on our best estimates. At June 30, 2021, and March 31, 2021, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

Revenue Recognition

We generate revenue from the production and sale of ammunition, and marketplace fee revenue, which includes auction revenue, payment processing revenue, and shipping income. We recognize revenue according to ASC 606. When the customer obtains control over the promised goods or services, we record revenue in the amount of consideration that we can expect to receive in exchange for those goods and services. We apply the following five-step model to determine revenue recognition:

●	Identification of a contract with a customer
●	Identification of the performance obligations in the contact
●	determination of the transaction price
●	allocation of the transaction price to the separate performance allocation
●	recognition of revenue when performance obligations are satisfied

We only apply the five-step model when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Our contracts contain a single performance obligation and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of our product, which typically occurs upon shipment of the product. In the year ended March 31, 2021, we began accepting contract liabilities or deferred revenue. We included Unearned Revenue in our accrued liabilities. We will recognize revenue when the performance obligation is met.

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three months ended June 30, 2021 and 2020, we recognized approximately $2.4 million and $0.6 million respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable, and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures not effective. Our controls were ineffective due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, The Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended June 30, 2021, in accordance with GAAP.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Quarterly period from April 1, 2021 to June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2021 that were not previously reported in a Current Report on Form 8-K except as follows:

During the Quarterly period from April 1, 2020 to June 30, 2021, the Company issued 750,000 shares of Common Stock for services for $1,500,000 or $2.00 per share.

The previously mentioned securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

2.1#	Agreement and Plan of Merger, dated April 30, 2021, by and among Ammo, Inc., SpeedLight Group I, LLC, Gemini Direct Investments, LLC and Steven F. Urvan (1)
3.1	Certificate of Designations with respect to the 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share, dated May 18, 2021. (2)
10.1	Lock-Up Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan (1)
10.2	Voting Rights Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan (1)
10.3	Standstill Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan (1)
10.4	Investor Rights Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*Filed Herewith.

# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

(1)	Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on May 6, 2021.

(2)	Filed as an exhibit to Form 8-A filed with the Commission on May 20, 2021.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: August 16, 2021	By:	Fred W. Wagenhals, Chief Executive Officer

/s/ Robert D. Wiley
Dated: August 16, 2021	By:	Robert D. Wiley, Chief Financial Officer

