Form 10-Q
period 2021-09-30
AMMO, INC.
filed 2021-11-15
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 115,113,016 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMMO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,938,021	$118,341,471
Accounts receivable, net	39,621,340	8,993,920
Due from related parties	18,934	15,657
Inventories	34,960,878	15,866,918
Prepaid expenses	3,412,497	2,402,366
Total Current Assets	110,951,670	145,620,332

Equipment, net	25,695,773	21,553,226

Other Assets:
Deposits	17,217,487	1,833,429
Licensing agreements, net	16,667	41,667
Patents, net	5,772,897	6,019,567
Other intangible assets, net	143,052,686	2,220,958
Goodwill	90,870,094	-
Right of use assets - operating leases	2,935,322	2,090,162
TOTAL ASSETS	$396,512,596	$179,379,341

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,807,941	$4,371,974
Factoring liability	3,131,676	1,842,188
Accrued liabilities	5,452,427	3,462,785
Inventory credit facility	194,810	1,091,098
Current portion of contingent consideration payable	10,755,000	-
Current portion of operating lease liability	867,133	663,784
Current portion of note payable related party	654,461	625,147
Insurance premium note payable	1,134,159	41,517
Total Current Liabilities	42,997,607	12,098,493

Long-term Liabilities:
Contingent consideration payable, net of current portion	529,810	589,892
Notes payable related part, net of current portion	531,396	865,771
Note payable	-	4,000,000
Operating lease liability, net of current portion	2,195,095	1,477,656
Total Liabilities	46,253,908	19,031,812

Shareholders’ Equity:
Series A Cumulative Perpetual Preferred Stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of September 30, 2021	1,400	-
Common stock, $0.001 par value, 200,000,000 shares authorized 113,583,016 and 93,099,067 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	113,583	93,100
Additional paid-in capital	369,431,456	202,073,968
Accumulated deficit	(19,287,751)	(41,819,539)
Total Shareholders’ Equity	350,258,688	160,347,529
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$396,512,596	$179,379,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020

Net Revenues
Ammunition sales	$40,208,402	$8,741,280	$68,560,182	$15,152,948
Marketplace revenue	16,777,216	-	29,049,282	-
Casing sales	4,016,467	3,271,592	7,868,953	6,519,894
	61,002,085	12,012,872	105,478,417	21,672,842
Cost of Revenues, for the three and six months ended September 30, 2021 and 2020 includes depreciation and amortization of $959,945, $780,150, $1,835,675, and $1,538,652, respectively, and federal excise taxes of $3,937,118, $864,570, $6,334,889 and $1,505,693, respectively	34,786,017	10,723,246	60,291,455	19,311,811
Gross Profit	26,216,068	1,289,626	45,186,962	2,361,031

Operating Expenses
Selling and marketing	1,550,394	332,430	2,716,243	702,052
Corporate general and administrative	4,082,236	1,077,194	7,238,833	2,166,178
Employee salaries and related expenses	2,647,108	1,174,257	5,003,981	2,156,746
Depreciation and amortization expense	3,708,012	415,685	6,319,073	826,184
Loss on purchase	-	-	-	1,000,000
Total operating expenses	11,987,750	2,999,566	21,278,130	6,851,160
Income/(Loss) from Operations	14,228,318	(1,709,940)	23,908,832	(4,490,129)

Other Expenses
Other income/(expense), net	-	(186,600)	21,425	(186,600)
Interest expense	(112,806)	(442,085)	(278,085)	(765,685)
Total other expenses	(112,806)	(628,685)	(256,660)	(952,285)

Income/(Loss) before Income Taxes	14,115,512	(2,338,625)	23,652,172	(5,442,414)

Provision for Income Taxes	-	-	-	-

Net Income/(Loss)	14,115,512	(2,338,625)	23,652,172	(5,442,414)

Preferred Stock Dividend	(782,639)	-	(1,120,384)	-

Net Income/(Loss) Attributable to Common Stock Shareholders	$13,332,873	$(2,338,625)	$22,531,788	$(5,442,414)

Net Income/(Loss) per share
Basic	$0.12	$(0.05)	$0.21	$(0.12)
Diluted	$0.11	$(0.05)	$0.20	$(0.12)

Weighted average number of shares outstanding
Basic	113,174,363	47,790,105	109,545,553	47,023,094
Diluted	116,721,949	47,790,105	112,848,821	47,023,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Total
Balance as of March 31, 2021	-	$-	93,099,967	$93,100	$202,073,968	$(41,819,539)	$160,347,529

Acquisition stock issuances	-	-	18,500,000	18,500	131,917,782	-	131,936,282
Common stock issued for exercised warrants	-	-	380,142	380	821,276	-	821,656
Common stock issued for cashless warrant exercise	-	-	276,907	277	(277)	-	-
Common stock issued for services and equipment	-	-	771,250	771	1,626,729	-	1,627,500
Employee stock awards	-	-	554,750	555	1,852,570	-	1,853,125
Stock grants	-	-	-	-	132,012	-	132,012
Issuance of Series A Preferred Stock, net of issuance costs	1,400,000	1,400	-	-	31,007,396	-	31,008,796
Preferred stock dividends declared	-	-	-	-	-	(337,745)	(337,745)
Dividends accumulated on preferred stock	-	-	-	-	-	(782,639)	(782,639)
Net income	-	-	-	-	-	23,652,172	23,652,172

Balance as of September 30, 2021	1,400,000	$1,400	113,583,016	$113,583	$369,431,456	$(19,287,751)	$350,258,688

Balance as of March 31, 2020	-	$-	46,204,139	$46,204	$53,219,834	$(34,007,245)	$19,258,793

Common stock issued for cash	-	-	1,663,215	1,664	2,880,207	-	2,881,871
Common stock issued for exercised warrants	-	-	121,213	120	242,305	-	242,425
Common stock issued for cashless warrant exercise	-	-	279	-	-	-	-
Common stock issuance costs			-	-	(70,000)	-	(70,000)
Common stock issued for services	-	-	8,336	8	(8)	-	-
Employee stock awards	-	-	327,165	327	475,409	-	475,736
Stock grants	-	-	-	-	147,675	-	147,675
Net loss	-	-	-	-	-	(5,442,414)	(5,442,414)

Balance as of September 30, 2020	-	$-	48,324,347	$48,323	$56,895,422	$(39,449,659)	$17,494,086

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Total
Balance as of June 30, 2021	1,400,000	$1,400.00	113,046,766	$113,047	$367,771,424	$(32,620,624)	$335,265,247

Acquisition stock issuances	-	-	-	-	(29,500)	-	(29,500)
Common stock issued for exercised warrants	-	-	160,998	161	343,684	-	343,845
Common stock issued for cashless warrant exercise	-	-	1,752	2	(2)	-	-
Common stock issued for services and equipment	-	-	21,250	21	127,479	-	127,500
Employee stock awards	-	-	352,250	352	1,153,273	-	1,153,625
Stock grants	-	-	-	-	65,098	-	65,098
Issuance of Series A Preferred Stock, net of issuance costs	-	-	-	-	-	-	-
Preferred stock dividends declared	-	-	-	-	-	-	-
Dividends accumulated on preferred stock	-	-	-	-	-	(782,639)	(782,639)
Net income	-	-	-	-	-	14,115,512	14,115,512

Balance as of September 30, 2021	1,400,000	$1,400	113,583,016	$113,583	$369,431,456	$(19,287,751)	$350,258,688

Balance as of June 30, 2020	-	$-	47,454,277	$47,453	$55,421,865	$(37,111,034)	$18,358,284

Common stock issued for cash	-	-	663,215	664	1,131,207	-	1,131,871
Common stock issued for exercised warrants	-	-	60,606	60	121,151	-	121,211
Common stock issued for cashless warrant exercise	-	-	-	-	-	-	-
Common stock issuance costs			-	-	(70,000)	-	(70,000)
Common stock issued for services	-	-	-	-	-	-	-
Employee stock awards	-	-	146,249	146	220,290	-	220,436
Stock grants	-	-	-	-	70,909	-	70,909
Net loss	-	-	-	-	-	(2,338,625)	(2,338,625)

Balance as of September 30, 2020	-	$-	48,324,347	$48,323	$56,895,422	$(39,449,659)	$17,494,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net Income/(Loss)	23,652,172	$(5,442,414)
Adjustments to reconcile Net Income/(Loss) to Net Cash used in operations:
Depreciation and amortization	8,154,748	2,364,836
Debt discount amortization	-	219,333
Employee stock awards	1,853,125	475,736
Stock grants	132,012	147,675
Contingent consideration payable fair value	(60,082)	(57,358)
Allowance for doubtful accounts	585,260	23,171
(Gain)/loss on disposal of assets	(12,044)	25,400
Reduction in right of use asset	268,693	205,205
Loss on Jagemann Munition Components	-	1,000,000
Changes in Current Assets and Liabilities
Accounts receivable	(14,210,318)	(2,349,630)
Due to (from) related parties	(277)	150
Inventories	(19,093,960)	(3,194,958)
Prepaid expenses	1,635,683	35,334
Deposits	(14,683,669)	(61,230)
Accounts payable	3,921,049	1,916,013
Accrued liabilities	1,010,222	1,145,451
Operating lease liability	(284,694)	(203,472)
Net cash used in operating activities	(7,132,080)	(3,750,758)

Cash flows from investing activities
Gemini acquisition	(50,520,840)	-
Purchase of equipment	(5,235,749)	(2,275,466)
Proceeds from disposal of assets	59,800
Net cash used in investing activities	(55,696,789)	(2,275,466)

Cash flow from financing activities
Payments on inventory facility	(896,287)	-
Proceeds from factoring liability	50,355,962	15,289,000
Payments on factoring liability	(49,066,474)	(15,220,358)
Payments on assumed debt from GDI	(50,000,000)	-
Proceeds from inventory facility	-	2,250,000
Proceeds from paycheck protection program notes	-	1,051,985
Proceeds from note payable related party issued	-	3,500,000
Payments on note payable - related party	(305,061)	(1,099,030)
Payments on insurance premium note payment	(1,074,210)	(270,233)
Payments on note payable	(4,000,000)	-

(Continued)

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2021	2020

Common stock issued for exercised warrants	949,156	242,425
Sale of preferred stock	35,000,000	-
Sale of common stock	-	2,881,871
Issuance costs	(3,199,922)	(70,000)
Preferred stock dividends paid	(337,745)	-
Net cash (used in)/provided by financing activities	(22,574,581)	8,555,660

Net increase/(decrease) in cash	(85,403,450)	2,529,436
Cash, beginning of period	118,341,471	884,274
Cash, end of period	$32,938,021	$3,413,710

Supplemental cash flow disclosures
Cash paid during the period for -
Interest	$308,695	$447,105
Income taxes	$-	$-

Non-cash investing and financing activities:
Acquisition stock issuances	$132,645,000	$-
Financed insurance premiums	$2,166,852	$-
Dividends accumulated on preferred stock	$782,639	$-
Operating lease liability	$501,125	$737,680
Note payable related party	$-	$2,635,797
Stock subscription receivable	$-	$1,840,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and March 31, 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

We were formed under the name Retrospettiva, Inc. in November 1990 to manufacture and import textile products, including both finished garments and fabrics. We were inactive until the following series of events in December 2016 and March 2017.

On December 15, 2016, the Company’s majority shareholders sold their common stock to Mr. Fred W. Wagenhals (“Mr. Wagenhals”) resulting in a change in control of the Company. Mr. Wagenhals was appointed as sole officer and the sole member of the Company’s Board of Directors.

The Company also approved (i) doing business in the name AMMO, Inc., (ii) a change to the Company’s OTC trading symbol to POWW, (iii) an agreement and plan of merger to re-domicile and change the Company’s state of incorporation from California to Delaware, and (iv) a 1-for-25 reverse stock split of the issued and outstanding shares of the common stock of the Company. These transactions were effective as of December 30, 2016.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2021. The results for the three and six month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended September 30, 2021 and 2020, (b) the financial position at September 30, 2021, and (c) cash flows for the six month periods ended September 30, 2021 and 2020.

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At September 30, 2021 and March 31, 2021, we reserved $749,912 and $148,540, respectively, of allowance for doubtful accounts.

License Agreements

We are a party to a license agreement with Jesse James, a well-known motorcycle designer, and Jesse James Firearms (“JJF”), a Texas limited liability company. The license agreement grants us the exclusive worldwide rights through October 15, 2021 to Mr. James’ image rights and trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of Jesse James Branded Products. We agreed to pay Mr. James royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses.

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

Patents

On September 28, 2017, AMMO Technologies Inc. (“ATI”), an Arizona corporation, which is 100% owned by us, merged with Hallam, Inc, a Texas corporation, with ATI being the survivor. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by the University of Louisiana at Lafayette. The license was formally amended and assigned to AMMO Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Agreement. Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028.

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a quarterly royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the six months ended September 30, 2021 and 2020, the Company recognized royalty expenses of $3,404 and $50,803, respectively under this agreement.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three and six months ended September 30, 2021 and 2020.

Revenue Recognition

We generate revenue from the production and sale of ammunition, and marketplace fee revenue, which includes auction revenue, payment processing revenue, and shipping income. We recognize revenue according to Accounting Standard Codification - Revenue from Contract with Customers (“ASC 606”). When the customer obtains control over the promised goods or services, we record revenue in the amount of consideration that we can expect to receive in exchange for those goods and services. We apply the following five-step model to determine revenue recognition:

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

For the three and six months ended September 30, 2021, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	Revenues at September 30, 2021		Accounts Receivable
PERCENTAGES	Three Months Ended	Six Months Ended	September 30, 2021	March 31, 2021

Customers:
A	10.5%	14.4%	-	11.9%
B	-	-	-	23.3%
C	-	-	-	10.6%
	10.5%	14.4%	-	45.8%

Disaggregated Revenue Information

The following table represent a disaggregation of revenue from customers by category. We attribute net sales to categories by product or services types; ammunition, ammunition casings, and marketplace fees. The Company notes that revenue recognition processes are consistent between product and service type, however, the amount, timing and uncertainty of revenue and cash flows may vary by each product type due to the customers of each product and service type.

	For the Three Months Ended		For the Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Ammunition Sales	$40,208,402	$8,741,280	$68,560,182	$15,152,948
Marketplace fee revenue	16,777,216	-	29,049,282	-
Ammunition Casings Sales	4,016,467	3,271,592	7,868,953	6,519,894
Total Sales	$61,002,085	$12,012,872	$105,478,417	$21,672,842

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell directly to customers online. In contrast, our ammunition casings products are sold to manufacturers. Marketplace fees are generated through our Gunbroker.com online auction marketplace.

Advertising Costs

We expense advertising costs as they are incurred in selling and marketing expenses of operating expenses. Marketplace advertising costs are expenses as they are incurred in cost of revenues. We incurred advertising expenses of $55,194 and $171,626 for the three and six months ended September 30, 2021, respectively and we incurred advertising expenses of $51,410 and $138,576 for the three and six months ended September 30, 2020, recognized in selling expenses and $72,711, and $91,711 of marketplace advertising expenses recognized in cost of revenues for the three and six months ended September 30, 2021.

Inventories

We state inventories at the lower of cost or net realizable value. We determine cost using the average cost method. Our inventory consists of raw materials, work in progress, and finished goods. Cost of inventory includes cost of parts, labor, quality control, and all other costs incurred to bring our inventories to condition ready to be sold. We periodically evaluate and adjust inventories for obsolescence. These provisions are based on our best estimates. At September 30, 2021, and March 31, 2021, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

Compensated Absences

We accrue a liability for compensated absences in accordance with Accounting Standards Codifications 710 – Compensation – General (“ASC 710”).

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”). which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. Stock-based compensation is recognized on a straight line basis over the vesting periods and forfeitures are recognized in the periods they occur. There were 554,750 and 352,250 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the three and six months ended September 30, 2021, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable, and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2021, our bank account balances exceeded federally insured limits.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three months ended September 30, 2021 and 2020, we recognized approximately $3.9 million and $0.8 million respectively, in excise taxes. During the six months ended September 30, 2021 and 2020, we recognized approximately $6.3 million and $1.5 million respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. On September 24, 2019, the Company received notice that a former employee that had voluntarily terminated filed a complaint against the Company, and certain individuals, with the U.S. Department of Labor (“DOL”). The Complaint in alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such disclosures, the individual experienced a hostile work environment; that the Company lacks sufficient controls internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the shareholders. The claims were investigated by a newly appointed Special Investigative Committee made up of independent directors represented by special independent legal counsel. The Special Investigative Committee and legal counsel found the material claims were unsubstantiated, including those concerning alleged SEC violations, and recommended enhancements to certain corporate governance charter documents and processes which the Company promptly implemented. The matter is currently the subject of administrative investigation by the DOL via the Occupational Safety and Health Administration. The Company filed a timely Position Statement with the DOL in October of 2019 in response to the Complaint. The Company disputes the allegations of wrongdoing and believes the matters raised in the Complaint are without merit and therefore has and will continue to aggressively defend its interests in this matter. On February 4, 2020, the Company filed suit against a former employee for violating merger agreements with SW Kenetics, Inc., employment agreements, and by unlawfully retaining property belonging to the Company following their termination. On March 11, 2020, the former employee filed a counterclaim against the Company citing breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, and declaratory judgement. The Company plans to aggressively pursue its offensive claims in order to recover economic damages as a result of its claims while seeking dismissal of the counterclaim. There were no other known contingencies at September 30, 2021.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INCOME/(LOSS) PER COMMON SHARE

We calculate basic income/(loss) per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants. We use the treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 3,047,960 shares of common stock and contingently issuable shares of common stock of 1,500,000. All weighted average numbers were adjusted for the reverse stock split and merger transaction. Due to the loss from operations in the three and six months ended September 30, 2020, there are no common shares added to calculate the dilutive loss per share for that period as the effect would be antidilutive. The Company excluded warrants of 8,381,192 for the three and six months ended September 30, 2020, from the weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020

Numerator:
Net income/(loss)	$14,115,512	$(2,338,625)	$23,652,172	$(5,442,414)
Less: Preferred stock dividends	(782,639)	-	(1,120,384)	-
Net income/(loss) attributable to common stockholders	$13,332,873	$(2,338,625)	$22,531,788	$(5,442,414)

Denominator:
Weighted average shares of common stock - Basic	113,174,363	47,790,105	109,545,553	47,023,094
Effect of dilutive common stock purchase warrants	1,922,749	-	1,916,315	-
Effect of dilutive contingently issuable common stock (1)	1,500,000	-	1,262,295	-
Effect of dilutive equity incentive awards	124,837	-	124,658	-
	116,721,949	47,790,105	112,848,821	47,023,094

Basic earnings per share:
Income/(loss) per share attributable to common stockholders - basic	$0.12	$(0.05)	$0.21	$(0.12)

Diluted earnings per share:
Income/(loss) per share attributable to common stockholders - diluted	$0.11	$(0.05)	$0.20	$(0.12)

(1)	Weighted average of contingently issuable shares measured from the effective date of merger, April 30, 2021

NOTE 4 – INVENTORIES

At September 30, 2021 and March 31, 2021, the inventory balances are composed of:

	September 30, 2021	March 31, 2021
Finished product	$4,340,496	$899,266
Raw materials	17,393,711	12,440,548
Work in process	13,226,671	2,527,104
	$34,960,878	$15,866,918

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equipment consisted of the following at September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
Building	$2,695,263	$-
Leasehold Improvements	251,886	126,558
Furniture and Fixtures	331,490	87,790
Vehicles	152,101	142,691
Equipment	28,924,994	26,425,221
Tooling	143,710	121,790
Construction in Progress	1,147,030	544,939
Total property and equipment	$33,646,474	$27,448,989
Less accumulated depreciation	(7,950,701)	(5,895,763)
Net equipment	$25,695,773	$21,553,226

Depreciation Expense for the three and six months ended September 30, 2021 totaled $1,101,987, and $2,054,938, respectively. Depreciation Expense for the three and six months ended September 30, 2020 totaled $702,889, and $1,378,942, respectively.

NOTE 6 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. As of September 30, 2021, the outstanding balance of the Factoring Liability was $3,131,676. For the three and six months ended September 30, 2021, interest expense recognized on the Factoring Liability was $70,795 and $112,374, respectively, including $37,500 of amortization of the commitment fee and for the three and six months ended September 30, 2020 was $113,681 and $227,741, respectively, including $12,500 and $50,000 of respective amortization of the commitment fee.

On June 17, 2020, this agreement was amended which extended the maturity date to June 17, 2022.

NOTE 7 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. As of September 30, 2021, the outstanding balance of the Inventory Credit Facility was $194,810. Interest expense recognized on the Inventory Credit Facility was $21,333, including $8,561 of amortization of the annual fee for the six months ended September 30, 2021 and $60,725, including $13,485 of amortization of the annual fee for the six months ended September 30, 2021.

NOTE 8 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale and Payson, AZ, Atlanta and Marietta, GA, and Manitowoc and Two Rivers, WI under contracts we classify as operating leases. None of our leases are financing leases. The Payson lease has an option to renew for five years. As of September 30, 2021, we are fairly certain we will not exercise the renewal option. The Scottsdale lease does not include a renewal option. As of June 26, 2020, the Company entered into an amended agreement that modified the Manitowoc lease to monthly payments of $34,071 and decrease the term to March 2025. The agreement does not contain a renewal option. Accordingly, we modified our Right of Use Assets and Operating Lease Liabilities by $737,680 at June 30, 2020. In August of 2021 we extended the lease of our Atlanta offices through May of 2027, accordingly we increased our Right of Use Assets and Operating Lease Liabilities by $501,125 at September 30, 2021.

Consolidated lease expense for the three and six months ended September 30, 2021 were $312,045 and $586,828 including $311,552 and $574,749 of respective operating lease expense and $492 and $12,078 of respective other lease associated expenses such as association dues, taxes. Consolidated lease expense for the three and six months ended September 2020 was $207,340 and $392,109, respectively, including $178,621 and $355,294 of respective operating lease expense and $28,720 and 36,816 of respective other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease term and weighted average discount rate for operating leases were 4.0 years and 10.0%, respectively.

Future minimum lease payments under non-cancellable leases as of September 30, 2021 are as follows:

Years Ended March 31,
2022 (1)	$596,588
2023	1,018,689
2024	873,420
2025	675,078
2026	250,008
Thereafter	301,168
3,714,951
Less: Amount Representing Interest	(652,723)
$3,062,228

(1)	This amount represents future lease payments for the remaining six months of fiscal year 2022. It does not include any lease payments for the six months ended September 30, 2021.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE – RELATED PARTY

For the three and six months ended September 30, 2021, the Company made $154,285 and $305,060 in respective principal payments in connection with the Amended Note B, an amended related party note payable with Jagemann Stamping Company (“JSC”). We entered to the Amended Note B with JSC on November 4, 2020 and the note matures on June 26, 2023. We recognized $29,631 and $62,772 in respective interest expenses for the three and six months ended September 30, 2021, respectively.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CAPITAL STOCK

During the six month period ended September 30, 2021, we issued 20,483,049 shares of common stock as follows:

●	18,500,000 shares were issued in connection with our merger of Gemini Direct Investments, LLC valued at $132,645,000
●	380,142 shares were issued to investors for exercised warrants valued for $821,656
●	276,907 shares were issued for cashless exercise of 343,110 warrants
●	771,250 shares valued at $1,627,500 were issued for services and equipment provided to the Company
●	554,750 shares valued at $1,853,125 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2021, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2021	3,607,945	$2.31	3.24
Granted	-	-	-
Exercised	(723,252)	1.96	-
Forfeited or cancelled	-	-	-
Outstanding at September 30, 2021	2,884,693	$2.40	2.66
Exercisable at September 30, 2021	2,884,693	$2.40	2.66

As of September 30, 2021, we had 2,884,693 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 1,821,567 shares of our Common Stock at an exercise price of $2.00 per share consisting of 32% of the warrants until August 2024, and 68% until February 2026; (3) warrants to purchase 525,904 shares of Common Stock at an exercise price of $2.40 until September 2024; (4) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025, and (5) warrants to purchase 150,000 shares of Common Stock at an exercise price of $6.72 until February 2024.

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

Preferred dividends accumulated as of September 30, 2021 were $782,639. On August 27, 2021 the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning May 21, 2021 (the first issuance date of the Series A Preferred Stock) through and including June 30, 2021 payable on September 15, 2021 to holders of record of Series A Preferred Stock on August 31, 2021 equal to $0.241246528 per share. Dividends totaling $337,745 were paid on September 15, 2021.

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

Pursuant to the Merger Agreement, the Company completed a Post-Closing Adjustment following the close of the Merger equal to the Closing Working Capital minus the Estimated Working Capital at closing of the Merger. Accordingly, the Company received a cash payment of $129,114 and adjusted the $2,000,000 Estimated Working Capital Adjustment in the fair value of the consideration transferred to $1,870,886.

In accordance with the acquisition method of accounting for business combinations, the assets acquired, and the liabilities assumed have been recorded at their respective fair values. The consideration in excess of the fair values of assets acquired, and liabilities assumed are recorded as goodwill.

The preliminary fair value of the consideration transferred was valued as of the date of the acquisition as follows:

Cash	$48,649,954
Estimated working capital adjustment	1,870,886
Contingent consideration	10,755,000
Common stock	132,645,000
Assumed debt	50,000,000

$243,920,840

The preliminary allocation for the consideration recorded for the acquisition is as follows:

Accounts receivable, net	$17,002,362
Prepaid expenses	478,963
Equipment	1,051,980
Deposits	703,389
Other Intangible assets(1)	146,617,380
Goodwill(1)	90,870,094
Right of use assets - operating leases	612,727
Accounts payable	(12,514,919)
Accrued expenses	(196,780)
Operating lease liability	(704,356)

Total Consideration	$243,920,840

(1)	Preliminary estimate of Other Intangible Assets and Goodwill. Other intangible assets to consist of Tradenames, Customer Relationships, Intellectual Property, and other tangible assets related to the acquired business.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recorded approximately $1.3 million in transaction costs in the three and six months ended September 30, 2021.

The purchase price allocation is preliminary. The preliminary estimated fair value recorded for the acquired assets and liabilities assumed with excess consideration recorded as goodwill represent management’s estimate of fair value and are subject to change when additional information may become available. The purchase price allocation will continue to be preliminary until the Company is able to finalize the allocation. The Company expects to finalize the purchase price allocation within the measurement period, but not more than one year following the closing date of the Merger. The final amounts from the valuation may significantly and materially differ from the preliminary allocation herein.

Unaudited Pro Forma Results of Operations

This pro forma results of operations gives effect to the acquisition as if it had occurred April 1, 2021. Material pro forma adjustments include the removal of approximately $1.8 million of interest expenses and debt discount amortization and the addition of approximately $0.9 million depreciation and amortization expenses.

INCOME STATEMENT DATA	For the Six Months Ended September 30, 2021

Net revenues	$113,523,838
Net income	$28,314,732

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

In the current period, we recorded $90,870,094 of Goodwill generated from our Merger with Gemini.

Amortization expenses related to our intangible assets for the three and six months ended September 30, 2021 were $3,535,805 and $6,057,322, respectively. Amortization expenses related to our intangible assets for the three and six months ended September 30, 2020 were $492,948 and $985,894, respectively.

		September 30, 2021
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		250,000	7,074,005	151,763,617

Accumulated amortization – Licensing Agreements		(233,333)	-	-
Accumulated amortization – Patents		-	(1,301,108)	-
Accumulated amortization – Intangible Assets		-	-	(8,710,931)
		$16,667	$5,772,897	$143,052,686

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2022 (1)	$7,015,637
2023	13,095,215
2024	13,074,489
2025	12,664,775
2026	12,674,904
Thereafter	90,317,230
$148,842,250

(1)	This amount represents future amortization for the remaining six months of fiscal year 2022. It does not include any amortization for the six months ended September 30, 2021.

NOTE 14 – SEGMENTS

On April 30, 2021, the Company entered into an agreement and plan of merger with Gemini Direct Investments, LLC, which, along with its subsidiaries, engages primarily in the operation of an online marketplace dedicated to firearms, hunting, shooting and related products. As a result, at September 30, 2021, our chief operating decision maker, our Chief Executive Officer, reviews financial performance based on two operating segments as follows:

●	Ammunition – which consists of our manufacturing business. The Ammunition segment engages in the design, production and marketing of ammunition and ammunition component products.
●	Marketplace – which consists of the GunBroker.com marketplace. In its role as an auction site, GunBroker.com supports the lawful sale of firearms, ammunition and hunting/shooting accessories.

Ammunition generated approximately 72% of our revenue in the three and six months ended September 30, 2021, while Marketplace generated approximately 63% and 68% of our operating income in the three and six months ended September 30, 2021, respectively. The following tables set forth certain financial information utilized by management to evaluate our operating segments for the interim period presented:

	For the Three Months Ended September 30, 2021
	Ammunition	Marketplace	Total

Net Revenues	$44,224,869	$16,777,216	$61,002,085
Cost of Revenues	32,450,484	2,335,533	34,786,017
General and administrative expense	6,132,549	2,147,187	8,279,736
Depreciation and amortization	419,745	3,288,267	3,708,012
Income from Operations	$5,222,089	$9,006,229	$14,228,318

	For the Six Months Ended September 30, 2021
	Ammunition	Marketplace	Total

Net Revenues	$76,429,135	$29,049,282	$105,478,417
Cost of Revenues	56,298,732	3,992,723	60,291,455
General and administrative expense	11,809,306	3,149,751	14,959,057
Depreciation and amortization	839,987	5,479,086	6,319,073
Income from Operations	$7,481,110	$16,427,722	$23,908,832

NOTE 15 – INCOME TAXES

As of September 30, 2021, we had net operating loss carryforwards of approximately $5.8 million which will expire beginning at the end of 2036. A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income.

The Company’s effective tax rates were 0% and 0% for the three and six months ended September 30, 2021 and 2020, respectively. During the three and six months ended September 30, 2021 and 2020, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance.

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

NOTE 16 – SUBSEQUENT EVENTS

Construction Loan Agreement

On October 14, 2021, the Company and one of its wholly-owned subsidiaries, entered into a Construction Loan Agreement with Hiawatha National Bank as reported in the Current Report on Form 8-K filed with the SEC on October 20, 2021.

Common Stock Issuances

On October 25, 2021, the Company held its 2021 Annual Meeting of Stockholders, where the stockholders approved the issuance of the 1,500,000 Additional Securities to Steven F. Urvan. Pursuant to the Merger Agreement, the Company agreed to issue the Additional Securities within 20 days following the stockholder approval and issued the Additional Securities on November 9, 2021.

Subsequent to September 30, 2021, the Company issued 50,000 shares of Common Stock to employees as compensation for a total value of $175,000 or $3.50 per share.

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

Our innovative line of match grade armor piercing (“AP”) and hard armor piercing incendiary (“HAPI”) tactical rounds are the centerpiece of the Company’s strategy to address the unique needs of the armed forces community. This ammunition was designed around a match grade portfolio of projectiles, that include a solid copper boat tail and armor piercing configuration. The distinction between these rounds and other sold, is that the manufacturing process was engineered to ensure extremely tight tolerances between each projectile manufactured, ensuring for the end user that the ballistic trajectory remains consistent between rounds without regard to the actual configuration or round fired. Our AP and HAPI line are also available with our O.W.L. Technology™. The Company has aligned its manufacturing operations to support the large caliber demand from military personnel, such as the 12.7 mm and .50 caliber BMG configurations. On February 2, 2021, we announced that we restarted our improved .50 caliber manufacturing line to address increased market demand and fulfill current orders.

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

Results of Operations

Our financial results for the three and six months ended September 30, 2021 reflect our newly positioned organization. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on growing our top line revenue, and streamlining our operations, and as a result, we experienced an increase in our gross profit margin for the three and six months ended September 30, 2021. This was the result of a significant increase in sales allowing us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense as well as the addition of our new marketplace, Gunbroker.com

The following table presents summarized financial information taken from our condensed consolidated statements of operations for the three and six months ended September 30, 2021 compared with the three and six months ended September 30, 2020:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$61,002,085	$12,012,872	$105,478,417	$21,672,842
Cost of Revenues	34,786,017	10,723,246	60,291,455	19,311,811
Gross Margin	26,216,068	1,289,626	45,186,962	2,361,031
Sales, General & Administrative Expenses	11,987,750	2,999,566	21,278,130	6,851,160
Income (loss) from Operations	14,228,318	(1,709,940)	23,908,832	(4,490,129)
Other income (expense)
Other expense	(112,806)	(628,685)	(256,660)	(952,285)
Income (loss) before provision for income taxes	$14,115,512	$(2,338,625)	$23,652,172	$(5,442,414)
Provision for income taxes	-	-	-	-
Net Income (Loss)	$14,115,512	$(2,338,625)	$23,652,172	$(5,442,414)

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

Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	30-Sep-21	30-Sep-20	30-Sep-21	30-Sep-20

Reconciliation of GAAP net income to Adjusted EBITDA
Net Income (Loss)	$14,115,512	$(2,338,625)	$23,652,172	$(5,442,414)
Depreciation and amortization	4,667,957	1,195,835	8,154,748	2,364,836
Loss on Purchase	-	-	-	1,000,000
Excise Taxes	3,937,118	864,570	6,334,889	1,505,693
Interest expense, net	112,806	442,085	278,085	765,685
Employee stock awards	1,153,625	220,436	1,853,125	475,736
Stock grants	65,098	70,909	132,012	147,675
Other income, net	-	-	(21,425)	-
Contingent consideration fair value	(3,444)	(29,390)	(60,082)	(57,358)
Adjusted EBITDA	$24,048,672	$425,820	$40,323,524	$758,853

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

Non-GAAP financial measures have limitations, should be considered as supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

●	Employee stock awards and stock grants expense has been, and will continue to be for the foreseeable future, a significant recurring expense in the Company and an important part of our compensation strategy;
●	the assets being depreciated or amortized may have to be replaced in the future, and the non-GAAP financial measures do not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or other capital commitments; and
●	non-GAAP measures do not reflect changes in, or cash requirements for, our working capital needs
●	other companies, including companies in our industry, may calculate the non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.

Because of these limitations, you should consider the non-GAAP financial measures alongside other financial performance measures, including our net loss and our other financial results presented in accordance with GAAP.

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the three and six months ended September 30, 2021 and 2020. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™ and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries lower gross margins.

	For the Three Months Ended		For the Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Proprietary Ammunition	$1,333,347	$1,582,542	$2,443,968	$3,477,683
Standard Ammunition	38,875,055	7,158,738	66,116,214	11,675,265
Ammunition Casings	4,016,467	3,271,592	7,868,953	6,519,894
Marketplace Revenue	16,777,216	-	29,049,282	-
Total Sales	$61,002,085	$12,012,872	$105,478,417	$21,672,842

Sales for the three and six months ended September 30, 2021 increased 408% and 387%, respectively or approximately $49.0 million or $83.7 million, respectively over the three and six months ended September 30, 2020. This increase was the result of approximately $31.7 million and $54.4 million of respective increased sales in bulk pistol and rifle ammunition, a decrease of approximately $0.2 million and $1.0 million of respective sales of Proprietary Ammunition, an increase of approximately $0.7 million and $1.3 million of respective sales from our casing operations, and $16.8 million and $29.0 million in respective revenue generated from our recently acquired marketplace, Gunbroker.com, which includes auction revenue, payment processing revenue, and shipping income. Management expects the sales of Proprietary Ammunition to outpace the sales of our Standard Ammunition.

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

Sales outside of the United States require licenses and approval from either the U.S. Department of Commerce or the U.S. State Department, which typically takes approximately 30 days to receive. On July 21, 2020, we renewed our annual registration with the International Traffic in Arms Regulations (“ITAR”), which remains valid through the report date. This permits the Company to export and broker ammunition and other controlled items covered under ITAR.

On June 23, 2021, we announced that we were awarded a U.S. Department of Defense contract for the development and manufacture of ballistically matched multi-purpose rounds to design and manufacture multiple Ballistically Matched Multi-Purpose Rounds (BM-MPR) in support of U.S. military operations.

On September 23, 2021, we announced that we were awarded a U.S. Department of Defense contract to design and manufacture signature-on-target rounds (“SoT”) in support of U.S. military operations. The SoT ammunition allows the machine gunner to see bullet impacts without a visible signature in flight exposing their firing location in the manner which occurs with currently utilized tracer ammunition.

Cost of Revenues

Cost of Revenues increased by approximately $24.1 million and $41.0 million from $10.7 million and $19.3 million to $34.8 million and $60.3 million for the three and six months ended September 30, 2021 compared to the comparable period ended in 2020. This was the result of a significant increase in net sales as well increases to non-cash depreciation related to increases in production equipment, expensing of increased labor, overhead, and raw materials used to produce finished product during 2021 as compared to 2020, and additional cost of revenues from our recent acquisition of our marketplace, Gunbroker.com. As a percentage of sales, cost of goods sold decreased by 36.1% and 35.8 % when comparing the three and six months ended September 30, 2021 and 2020.

Gross Margin

Our gross margin percentage increased to 42.9% and 42.8% from 10.7% and 10.9% during the three and six months ended September 30, 2021, respectively, as compared to the same period in 2020. This was a result of increased sales allowing us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense, and the inclusion of our newly acquired marketplace, Gunbroker.com which, by nature has significantly higher margins than our manufactured products.

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

Operating Expenses

Overall, for the three and six months ended September 30, 2021, our operating expenses increased by approximately $9.0 million and $14.4 million over the three and six months ended September 30, 2020, and decreased as a percentage of sales from 25.0% and 31.6% for the three and six months ended September 30, 2020 to 19.7% and 20.1% for the three and six months ended September 30, 2021. The increase was primarily related to approximately $8.6 million of additional operating expenses following our merger with Gemini, including $5.5 million of depreciation and amortization expenses. Our operating expenses include non-cash depreciation and amortization expense of approximately $3.7 million and $6.3 million for the three and six months ended September 30, 2021. Our operating expenses consisted of commissions related to our sales increases, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, and board members, and key consultants for the organization during the period. Operating expenses for the six months ended September 30, 2021 and 2020 periods included noncash expenses of approximately $8.2 million and $2.4 million, respectively. We expect to see administrative expenditures to continue to decrease as a percentage of sales in the 2022 fiscal year, as we leverage our work force and expand our sales opportunities.

During the three and six months ended September 30, 2021, our selling and marketing expenses increased by approximately $1.2 million and $2.0 million in comparison to the three and six months ended September 30, 2020. The increase was primarily related to commission on the increases in the sale of our products resulting of approximately $1.1 million and $1.8 million for the three and six months ended September 30, 2021 in comparison to the comparable prior period.

Our corporate general & administrative expenses increased approximately $3.0 million and $5.1 million in the three and six months ended September 30, 2021 from the comparable prior period mainly due to increased general corporate expenses related to the addition of Gemini of approximately $1.4 million and $1.9 million and increased professional and legal fees of $0.7 million primarily related to our acquisition of Gemini.

Employee salaries and related expenses increased approximately $1.5 million and $2.8 million for the three and six months ended September 30, 2021 compared to the comparable period ended in 2020. The increase for the three and six months ended September 30, 2021 when compared to the prior period, was primary related to an increase in stock compensation of approximately $0.9 million and $1.4 million, respectively.

Depreciation and amortization expenses for the three and six months ended September 30, 2021 increased by approximately $3.3 million and $5.5 million from the comparable prior periods due to depreciation and amortization expenses in connection with the acquisition of Gemini.

Interest and Other Expenses

For the three and six months ended September 30, 2021, interest expense decreased by approximately $0.3 million and $0.5 million compared with the comparable three and six months ended September 30, 2020. The change from the prior periods was mainly due to the repayment of notes and conversion of convertible promissory notes in current and prior periods.

Net Income

As a result of increases in revenues from increased production as well as our acquisition of Gemini, we ended the three and six months ended September 30, 2021 with a net income of approximately $14.1 million and $23.7 million, respectively compared with a net losses of approximately $2.3 million and $5.4 million for the three and six months ended September 30, 2020.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of September 30, 2021, we had $32,938,021 of cash and cash equivalents, a decrease of $85,403,450 from March 31, 2021.

Working Capital is summarized and compared as follows:

	September 30, 2021	March 31, 2021
Current assets	$110,951,670	$145,620,332
Current liabilities	42,997,607	12,098,493
	$67,954,063	$133,521,839

Changes in cash flows are summarized as follows:

Operating Activities

For the six months ended September 30, 2021, net cash used in operations totaled approximately $7.1 million. This was primarily the result of net income of approximately $23.7 million, which was offset by increases in our inventories of approximately $19.1 million, increases in deposits of approximately $14.7 million, increases in our accounts receivable of approximately $14.2 million, decreases in prepaid expenses of approximately $1.1 million, and increases in our accounts payable and accrued liabilities of $3.9 million and $1.0 million, respectively. Non-cash expenses for depreciation and amortization totaled approximately $8.2 million and non-cash expenses for employee stock awards totaled $1.9 million.

For the six months ended September 30, 2020, net cash used in operations totaled approximately $3.8 million. This was primarily the result of a net loss of approximately $5.4 million, increases in our period end inventories and accounts receivable of approximately $3.2 million and $2.3 million, respectively, increases in accounts payable and accrued liabilities of approximately $1.9 million and $1.1 million, respectively, and a loss on Jagemann Munition Components of $1.0 million. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of $2.4 million, employee stock compensation of $0.5 million, and stock grants totaling $0.1 million.

Investing Activities

During the six months ended September 30, 2021, we used approximately $55.7 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $50.5 million uses in connection with the merger of Gemini, and approximately $5.2 million related to purchases of production equipment and the construction of our new manufacturing facility in Manitowoc, WI.

During the six months ended September 30, 2020, we used $2.3 million in net cash for investing activities to purchase fixed assets such as new production equipment.

Financing Activities

During the six months ended September 30, 2021, net cash used in financing activities was approximately $22.5 million. This was the net effect of a $50.0 million payment on debt assumed from Gemini, $35.0 million of proceeds from the sale of our preferred stock net of approximately $3.2 million of issuance costs, approximately $0.9 million was generated from common stock issued for exercised warrants, the $4.0 million repayment of a note payable, and an approximate $0.9 million reduction in our Inventory Credit Facility. Additionally, approximately $50.4 million was generated from accounts receivable factoring, which was offset by payments of approximately $49.1 million.

During the six months ended September 30, 2020, net cash provided by financing activities was approximately $8.6 million. This was the net effect of approximately $2.9 million of proceeds from the sale of common stock net of approximately $0.1 million of issuance costs, approximately $3.5 million of proceeds from a related party note, approximately $2.3 million generated from our Inventory Credit Facility, approximately $1.1 million in proceeds from our paycheck protection program notes payable, and approximately $0.2 million was generated from common stock issued for exercised warrants. Additionally, approximately $15.3 million was generated from accounts receivable factoring, which was offset by payments of approximately $15.2 million. Approximately$1.1 million of cash was used for payments on related party notes payable, and $270,233 toward our insurance premium notes payable.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, intangible assets, and stock-based compensation. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended March 31, 2021, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the six months ended September 30, 2021. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures not effective. Our controls were ineffective due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, The Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three and six months ended September 30, 2021, in accordance with GAAP.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Quarterly periods from April 1, 2021 to September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2021 that were not previously reported in a Current Report on Form 8-K except as follows:

During the Quarterly period from July 1, 2021 to September 30, 2021, the Company issued 21,250 shares of unregistered Common Stock for equipment for $6.00 per share or a total value of $127,500.

The previously mentioned securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herewith.

** Furnished Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: November 15, 2021	By:	Fred W. Wagenhals, Chief Executive Officer

/s/ Robert D. Wiley
Dated: November 15, 2021	By:	Robert D. Wiley, Chief Financial Officer

