Form 10-Q
period 2021-12-31
AMMO, INC.
filed 2022-02-14
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 11, 2022, there were 115,526,404 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMMO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,414,571	$118,341,471
Accounts receivable, net	45,653,542	8,993,920
Due from related parties	15,657	15,657
Inventories	46,466,594	15,866,918
Prepaid expenses	3,923,778	2,402,366
Total Current Assets	123,474,142	145,620,332

Equipment, net	32,368,131	21,553,226

Other Assets:
Deposits	15,585,668	1,833,429
Licensing agreements, net	4,167	41,667
Patents, net	5,649,562	6,019,567
Other intangible assets, net	139,652,716	2,220,958
Goodwill	90,870,094	-
Right of use assets - operating leases	2,707,546	2,090,162
Deferred income tax asset	892,258	-
TOTAL ASSETS	$411,204,284	$179,379,341

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,425,343	$4,371,974
Factoring liability	4,097,867	1,842,188
Accrued liabilities	5,114,768	3,462,785
Inventory credit facility	194,810	1,091,098
Current portion of operating lease liability	825,343	663,784
Current portion of note payable related party	669,463	625,147
Insurance premium note payable	285,718	41,517
Total Current Liabilities	35,613,312	12,098,493

Long-term Liabilities:
Contingent consideration payable	227,139	589,892
Notes payable related party, net of current portion	358,263	865,771
Note payable	-	4,000,000
Construction note payable, net of unamortized issuance costs	18,905	-
Operating lease liability, net of current portion	2,006,707	1,477,656
Deferred income tax liability	1,850,277	-
Total Liabilities	40,074,603	19,031,812

Shareholders’ Equity:
Series A Cumulative Perpetual Preferred Stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of December 31, 2021	1,400	-
Common stock, $0.001 par value, 200,000,000 shares authorized 115,436,404 and 93,099,067 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	115,437	93,100
Additional paid-in capital	382,015,310	202,073,968
Accumulated deficit	(11,002,466)	(41,819,539)
Total Shareholders’ Equity	371,129,681	160,347,529
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$411,204,284	$179,379,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020

Net Revenues
Ammunition sales	$44,069,473	$12,834,490	$112,629,655	$27,987,438
Marketplace revenue	17,596,769	-	46,646,051	-
Casing sales	3,022,944	3,785,754	10,891,897	10,305,648
	64,689,186	16,620,244	170,167,603	38,293,086

Cost of Revenues	42,166,320	13,278,338	102,457,775	32,590,149
Gross Profit	22,522,866	3,341,906	67,709,828	5,702,937

Operating Expenses
Selling and marketing	1,510,574	542,271	4,226,817	1,244,323
Corporate general and administrative	3,737,455	1,639,052	10,976,288	3,805,230
Employee salaries and related expenses	2,939,095	1,172,765	7,943,076	3,329,511
Depreciation and amortization expense	3,725,921	416,625	10,044,994	1,242,809
Loss on purchase	-	-	-	1,000,000
Total operating expenses	11,913,045	3,770,713	33,191,175	10,621,873
Income/(Loss) from Operations	10,609,821	(428,807)	34,518,653	(4,918,936)

Other Expenses
Other income	363	461,000	21,788	274,400
Interest expense	(190,319)	(1,938,630)	(468,404)	(2,704,315)
Total other expenses	(189,956)	(1,477,630)	(446,616)	(2,429,915)

Income/(Loss) before Income Taxes	10,419,865	(1,906,437)	34,072,037	(7,348,851)

Provision for Income Taxes	1,351,998	-	1,351,998	-

Net Income/(Loss)	9,067,867	(1,906,437)	32,720,039	(7,348,851)

Preferred Stock Dividend	(782,582)	-	(1,902,966)	-

Net Income/(Loss) Attributable to Common Stock Shareholders	$8,285,285	$(1,906,437)	$30,817,073	$(7,348,851)

Net Income/(Loss) per share
Basic	$0.07	$(0.04)	$0.28	$(0.15)
Diluted	$0.07	$(0.04)	$0.27	$(0.15)

Weighted average number of shares outstanding
Basic	114,757,014	47,790,105	111,289,024	47,023,094
Diluted	116,717,500	47,790,105	113,350,998	47,023,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended December 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Shares		Additional	Stock
	Number	Par Value	Number	Par Value	Paid-In Capital	Subscription Receivable	Accumulated (Deficit)	Total

Balance as of March 31, 2021	-	$-	93,099,967	$93,100	$202,073,968	$-	$(41,819,539)	$160,347,529

Acquisition stock issuances	-	-	20,000,000	20,000	142,671,282	-	-	142,691,282
Common stock issued for exercised warrants	-	-	431,080	431	943,476	-	-	943,907
Common stock issued for cashless warrant exercise	-	-	276,907	277	(277)	-	-	-
Common stock issued for services and equipment	-	-	772,450	773	1,630,928	-	-	1,631,701
Employee stock awards	-	-	856,000	856	2,897,394	-	-	2,898,250
Stock grants	-	-	-	-	197,110	-	-	197,110
Issuance of Series A Preferred Stock, net of issuance costs	1,400,000	1,400	-	-	31,007,396	-	-	31,008,796
Warrant issued for services					594,033	-	-	594,033
Preferred stock dividends declared	-	-	-	-	-	-	(1,758,405)	(1,758,405)
Dividends accumulated on preferred stock	-	-	-	-	-	-	(144,561)	(144,561)
Net income	-	-	-	-	-	-	32,720,039	32,720,039

Balance as of December 31, 2021	1,400,000	$1,400	115,436,404	$115,437	$382,015,310	$-	$(11,002,466)	$371,129,681

Balance as of March 31, 2020	-	$-	46,204,139	$46,204	$53,219,834	$-	$(34,007,245)	$19,258,793

Common stock issued for cash	-	-	11,536,143	11,537	23,601,082	-	-	23,612,619
Common stock issued for convertible notes	-	-	2,667,358	2,667	3,872,292	-	-	3,874,959
Common stock issued for exercised warrants	-	-	1,096,939	1,097	2,287,781	-	-	2,288,878
Stock subscription receivable for exercised warrants	-	-	309,775	310	664,665	(664,975)	-	-
Common stock issued for debt conversion - related party	-	-	1,000,000	1,000	2,099,000	-	-	2,100,000
Common stock issued for cashless warrant exercise	-	-	160,274	160	(160)	-	-	-
Common stock issuance costs	-	-	-	-	(3,344,436)	-	-	(3,344,436)
Common stock issued for services	-	-	58,336	58	87,442	-	-	87,500
Employee stock awards	-	-	465,081	465	716,124	-	-	716,589
Stock grants	-	-	-	-	213,130	-	-	213,130
Issuance of warrants for convertible notes	-	-	-	-	1,315,494	-	-	1,315,494
Net loss	-	-	-	-	-	-	(7,348,851)	(7,348,851)

Balance as of December 31, 2020	-	$-	63,498,045	$63,498	$84,732,248	$(664,975)	$(41,356,096)	$42,774,675

	Preferred Stock		Common Shares		Additional	Stock
	Number	Par Value	Number	Par Value	Paid-In Capital	Subscription Receivable	Accumulated (Deficit)	Total

Balance as of September 30, 2021	1,400,000	$1,400	113,583,016	$113,583	$369,431,456	$-	$(19,287,751)	$350,258,688

Acquisition stock issuances	-	-	1,500,000	1,500	10,753,500	-	-	10,755,000
Common stock issued for exercised warrants	-	-	50,938	51	122,200	-	-	122,251
Common stock issued for cashless warrant exercise	-	-	-	-	-	-	-	-
Common stock issued for services and equipment	-	-	1,200	2	4,198	-	-	4,200
Employee stock awards	-	-	301,250	301	1,044,824	-	-	1,045,125
Stock grants	-	-	-	-	65,098	-	-	65,098
Warrant issued for services					594,033	-	-	594,033
Issuance of Series A Preferred Stock, net of issuance costs	-	-	-	-	-	-	-	-
Preferred stock dividends declared	-	-	-	-	-	-	(638,021)	(638,021)
Dividends accumulated on preferred stock	-	-	-	-	-	-	(144,561)	(144,561)
Net income	-	-	-	-	-	-	9,067,867	9,067,867

Balance as of December 31, 2021	1,400,000	$1,400	115,436,404	$115,437	$382,015,310	$-	$(11,002,466)	$371,129,681

Balance as of September 30, 2020	-	$-	48,324,347	$48,323	$56,895,422	$-	$(39,449,659)	$17,494,086

Common stock issued for cash	-	-	9,872,928	9,873	20,720,875	-	-	20,730,748
Common stock issued for convertible notes	-	-	2,667,358	2,667	3,872,292	-	-	3,874,959
Common stock issued for exercised warrants			975,726	977	2,045,476	-	-	2,046,453
Stock subscription receivable for exercised warrants			309,775	310	664,665	(664,975)	-	-
Common stock issued for debt conversion			1,000,000	1,000	2,099,000	-	-	2,100,000
Common stock issued for cashless warrant exercise			159,995	160	(160)	-	-	-
Common stock issuance costs	-	-	-	-	(3,274,436)	-	-	(3,274,436)
Common stock issued for services			50,000	50	87,450	-	-	87,500
Employee stock awards	-	-	137,916	138	240,715	-	-	240,853
Stock grants	-	-	-	-	65,455	-	-	65,455
Issuance of warrants for convertible notes	-	-	-	-	1,315,494	-	-	1,315,494
Net loss	-	-	-	-	-	-	(1,906,437)	(1,906,437)

Balance as of December 31, 2020	-	$-	63,498,045	$63,498	$84,732,248	$(664,975)	$(41,356,096)	$42,774,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net Income/(Loss)	$32,720,039	$(7,348,851)
Adjustments to reconcile Net Loss to Net Cash used in operations:
Depreciation and amortization	12,778,103	3,588,966
Debt discount amortization	18,905	325,141
Employee stock awards	2,898,250	716,589
Stock grants	197,110	213,130
Stock for services	4,200	87,500
Contingent consideration payable fair value	(362,753)	(88,106)
Allowance for doubtful accounts	1,097,985	54,846
(Gain)/loss on disposal of assets	(12,044)	25,400
Reduction in right of use asset	496,469	322,970
Warrant issued for services	148,508	-
Deferred income taxes	958,019	-
Stock issued in lieu of cash payments	-	48,000
Interest on convertible promissory notes	-	146,104
Paycheck protection program note forgiveness	-	(624,600)
Loss on Jagemann Munition Components	-	1,000,000
Stock and warrants for note conversion	-	1,315,494
Changes in Current Assets and Liabilities
Accounts receivable	(20,755,245)	(3,927,054)
Due to (from) related parties	-	150
Inventories	(30,599,676)	(5,140,518)
Prepaid expenses	1,569,928	16,985
Deposits	(13,051,850)	164,388
Accounts payable	7,538,451	1,842,472
Accrued liabilities	1,310,641	2,332,819
Operating lease liability	(514,872)	(322,037)
Net cash used in operating activities	(3,559,832)	(5,250,212)

Cash flows from investing activities:
Gemini acquisition	(50,517,840)	-
Purchase of equipment	(12,868,156)	(4,493,051)
Proceeds from disposal of assets	59,800	-
Net cash used in investing activities	(63,326,196)	(4,493,051)

Cash flow from financing activities:
Payments on inventory facility, net	(896,287)	2,250,000
Proceeds from factoring liability	86,465,962	26,079,000
Payments on factoring liability	(84,210,284)	(25,794,381)
Payments on assumed debt from Gemini	(50,000,000)	-
Payments on note payable - related party	(463,192)	(7,235,312)
Payments on insurance premium note payment	(1,922,651)	(452,471)
Payments on note payable	(4,000,000)	-
Proceeds from paycheck protection program notes	-	1,051,985
Proceeds from note payable related party issued	-	3,500,000
Proceeds from note payable	-	4,000,000
Proceeds from convertible promissory notes	-	1,959,000
Sale of preferred stock	35,000,000	-
Sale of common stock	-	23,564,619
Common stock issued for exercised warrants	943,907	2,288,878
Stock issuance costs	(3,199,922)	(3,344,436)
Preferred stock dividends paid	(1,758,405)	-
Net cash used in/(provided by) financing activities	(24,040,872)	27,866,882

Net increase/(decrease) in cash	(90,926,900)	18,123,619
Cash, beginning of period	118,341,471	884,274
Cash, end of period	$27,414,571	$19,007,893

(Continued)

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended December 31,
	2021	2020

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$474,454	$923,454
Income taxes	$-	$-

Non-cash investing and financing activities:
Acquisition stock issuances	$143,400,000	$-
Insurance premium note payment	$2,166,852	$226,539
Dividends accumulated on preferred stock	$144,561	$-
Operating lease liability	$501,125	$737,680
Construction note payable	$387,968	$-
Warrant issued for services	$594,033	$-
Note payable related party	$-	$2,635,797
Convertible promissory note	$-	$3,520,000
Note payable related party conversion	$-	$2,100,000
Stock subscription receivable	$-	$664,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and March 31, 2021

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2021. The results for the three and nine month periods ended December 31, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended December 31, 2021 and 2020, (b) the financial position at December 31, 2021, and (c) cash flows for the nine month periods ended December 31, 2021 and 2020.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, intangible assets, stock-based compensation and warrant-based compensation.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At December 31, 2021 and March 31, 2021, we reserved $1,240,271 and $148,540, respectively, of allowance for doubtful accounts.

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

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a quarterly royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the nine months ended December 31, 2021 and 2020, the Company recognized royalty expenses of $18,558 and $70,793, respectively under this agreement.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three and nine months ended December 31, 2021 and 2020.

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We only apply the five-step model when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. Our contracts contain a single performance obligation and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of our product, which typically occurs upon shipment of the product or the performance of the service. In the year ended March 31, 2021, we began accepting contract liabilities or deferred revenue. We included Deferred Revenue in our Accrued Liabilities. We will recognize revenue when the performance obligation is met.

For the three and nine months ended December 31, 2021, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	Revenues at December 31, 2021		Accounts Receivable
PERCENTAGES	Three Months Ended	Nine Months Ended	December 31, 2021	March 31, 2021

Customers:
A	-	12.2%	-	-
B	-	-	11.2%
C	-	-	18.9%
D	-	-	-	11.9%
E	-	-		23.3%
F	-	-		10.6%
	-	12.2%	30.1%	45.8%

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

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Ammunition Sales	$44,069,473	$12,834,490	$112,629,655	$27,987,438
Marketplace fee revenue	17,596,769	-	46,646,051	-
Ammunition Casings Sales	3,022,944	3,785,754	10,891,897	10,305,648
Total Sales	$64,689,186	$16,620,244	$170,167,603	$38,293,086

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell directly to customers online. In contrast, our ammunition casings products are sold to manufacturers. Marketplace fees are generated through our Gunbroker.com online auction marketplace.

Advertising Costs

We expense advertising costs as they are incurred in selling and marketing expenses of operating expenses. Marketplace advertising costs are expenses as they are incurred in cost of revenues. We incurred advertising expenses of $276,742 and $448,368 for the three and nine months ended December 31, 2021, respectively and we incurred advertising expenses of $51,700 and $190,277 for the three and nine months ended December 31, 2020, recognized in selling expenses and $102,042, and $193,753 of marketplace advertising expenses recognized in cost of revenues for the three and nine months ended December 31, 2021.

Inventories

We state inventories at the lower of cost or net realizable value. We determine cost using the average cost method. Our inventory consists of raw materials, work in progress, and finished goods. Cost of inventory includes cost of parts, labor, quality control, and all other costs incurred to bring our inventories to condition ready to be sold. We periodically evaluate and adjust inventories for obsolescence. These provisions are based on our best estimates. At December 31, 2021, and March 31, 2021, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

Compensated Absences

We accrue a liability for compensated absences in accordance with Accounting Standards Codifications 710 – Compensation – General (“ASC 710”).

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”). which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. Stock-based compensation is recognized on a straight line basis over the vesting periods and forfeitures are recognized in the periods they occur. There were 301,250 and 856,000 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the three and nine months ended December 31, 2021, respectively. There were 137,916 and 465,081 shares of common stock issued to employees, members of the Board of Directors, and members of the Advisory Committee for services during the three and nine ended December 31, 2020, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable, and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2021, our bank account balances exceeded federally insured limits.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three months ended December 31, 2021 and 2020, we recognized approximately $4.0 million and $1.2 million respectively, in excise taxes. During the nine months ended December 31, 2021 and 2020, we recognized approximately $10.3 million and $2.7 million respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. On September 24, 2019, the Company received notice that a former employee that had voluntarily terminated filed a complaint against the Company, and certain individuals, with the U.S. Department of Labor (“DOL”). The Complaint in alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such disclosures, the individual experienced a hostile work environment; that the Company lacks sufficient internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the shareholders. The claims were investigated by a newly appointed Special Investigative Committee made up of independent directors represented by special independent legal counsel. The Special Investigative Committee and legal counsel found the material claims were unsubstantiated, including those concerning alleged SEC violations, and recommended enhancements to certain corporate governance charter documents and processes which the Company promptly implemented. The matter is currently the subject of administrative investigation by the DOL via the Occupational Safety and Health Administration. The Company filed a timely Position Statement with the DOL in October of 2019 in response to the Complaint. The Company received a Due Process letter on January 13, 2022 and responded as directed with supplemental analysis on February 1, 2022. The Company disputes the allegations of wrongdoing and believes the matters raised in the Complaint are without merit and therefore has and will continue to aggressively defend its interests in this matter. On February 4, 2020, the Company filed suit against a former employee for violating merger agreements with SW Kenetics, Inc., employment agreements, and by unlawfully retaining property belonging to the Company following their termination. On March 11, 2020, the former employee filed a counterclaim against the Company citing breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, and declaratory judgement. The matter was resolved in a confidential manner on or about December 12, 2021. The Company retrieved the unlawfully removed assets, obtained a full release of all claims arising in the subject lawsuit and that might arise in the future relating to contingent consideration the former employee might have been entitled to in the future, subject to certain sales targets being achieved. The lawsuit was dismissed with prejudice, all parties bearing their own fees and costs. There were no other known contingencies at December 31, 2021.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INCOME/(LOSS) PER COMMON SHARE

We calculate basic income/(loss) per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants. We use the treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 2,933,755 shares of common stock. Due to the loss from operations in the three and nine months ended December 31, 2020, there are no common shares added to calculate the dilutive loss per share for that period as the effect would be antidilutive. The Company excluded warrants of 150,000 for the three months ended December 31, 2021 and warrants of 8,910,205 and 8,629,432 for the three and nine months ended December 31, 2020, respectively, from the weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020

Numerator:
Net income/(loss)	$9,067,867	$(1,906,437)	$32,720,039	$(7,348,851)
Less: Preferred stock dividends	(782,582)	-	(1,902,966)	-
Net income/(loss) attributable to common stockholders	$8,285,285	$(1,906,437)	$30,817,073	$(7,348,851)

Denominator:
Weighted average shares of common stock - basic	114,757,014	47,790,105	111,289,024	47,023,094
Effect of dilutive common stock purchase warrants	1,835,395	-	1,934,172	-
Effect of dilutive equity incentive awards	125,091	-	127,802	-
	116,717,500	47,790,105	113,350,998	47,023,094

Basic earnings per share:
Income/(loss) per share attributable to common stockholders - basic	$0.07	$(0.04)	$0.28	$(0.15)

Diluted earnings per share:
Income/(loss) per share attributable to common stockholders - diluted	$0.07	$(0.04)	$0.27	$(0.15)

NOTE 4 – INVENTORIES

At December 31, 2021 and March 31, 2021, the inventory balances are composed of:

	December 31, 2021	March 31, 2021
Finished product	$3,948,574	$899,266
Raw materials	26,307,975	12,440,548
Work in process	16,210,045	2,527,104
	$46,466,594	$15,866,918

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equipment consisted of the following at December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
Construction in progress	$9,282,292	$544,939
Leasehold Improvements	257,009	126,558
Furniture and Fixtures	331,490	87,790
Vehicles	153,254	142,691
Equipment	31,238,627	26,425,221
Tooling	143,710	121,790
Total property and equipment	$41,406,382	$27,448,989
Less accumulated depreciation	(9,038,251)	(5,895,763)
Net equipment	$32,368,131	$21,553,226

Depreciation Expense for the three and nine months ended December 31, 2021 totaled $1,087,550, and $3,184,976, respectively. Depreciation Expense for the three and nine months ended December 31, 2020 totaled $731,183, and $ 2,110,125, respectively.

NOTE 6 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. As of December 31, 2021, the outstanding balance of the Factoring Liability was $4,097,867. For the three and nine months ended December 31, 2021, interest expense recognized on the Factoring Liability was $103,876 and $216,242, respectively, including $37,500 and $75,000 of respective amortization of the commitment fee and for the three and nine months ended December 31, 2020 was $86,006 and $313,747, respectively, including $37,500 and $50,000 of respective amortization of the commitment fee.

On June 17, 2020, this agreement was amended which extended the maturity date to June 17, 2022.

NOTE 7 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. As of December 31, 2021, the outstanding balance of the Inventory Credit Facility was $194,810. Interest expense recognized on the Inventory Credit Facility was $24,256, including $8,561 of amortization of the annual fee for the nine months ended December 31, 2021 and $118,202, including $24,962 of amortization of the annual fee for the nine months ended December 31, 2020.

NOTE 8 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale and Payson, AZ, Atlanta and Marietta, GA, and Manitowoc and Two Rivers, WI under contracts we classify as operating leases. None of our leases are financing leases. The Payson lease had an option to renew for five years and the lease expired in November of 2021. The Scottsdale lease does not include a renewal option. As of June 26, 2020, the Company entered into an amended agreement that modified the Manitowoc lease to monthly payments of $34,071 and decrease the term to March 2025. The agreement does not contain a renewal option. Accordingly, we modified our Right of Use Assets and Operating Lease Liabilities by $737,680 at June 30, 2020. In August of 2021 we extended the lease of our Atlanta offices through May of 2027, accordingly we increased our Right of Use Assets and Operating Lease Liabilities by $501,125 at September 30, 2021.

Consolidated lease expense for the three and nine months ended December 31, 2021 were $309,766 and $896,594 including $307,278 and $882,028 of respective operating lease expense and $2,488 and $14,566 of respective other lease associated expenses such as association dues, taxes. Consolidated lease expense for the three and nine months ended December 2020 was $217,140 and $609,250, respectively, including $179,487 and $534,781 of respective operating lease expense and $37,653 and $74,468 of respective other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.7 years and 10.0%, respectively.

Future minimum lease payments under non-cancellable leases as of December 31, 2021 are as follows:

Years Ended March 31,
2022 (1)	$291,808
2023	1,018,689
2024	873,420
2025	675,078
2026	250,008
Thereafter	301,168
3,410,171
Less: Amount Representing Interest	(578,121)
$2,832,050

(1)	This amount represents future lease payments for the remaining three months of fiscal year 2022. It does not include any lease payments for the nine months ended December 31, 2021.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE – RELATED PARTY

For the three and nine months ended December 31, 2021, the Company made $158,131 and $463,192 in respective principal payments in connection with the Amended Note B, an amended related party note payable with Jagemann Stamping Company (“JSC”). We entered to the Amended Note B with JSC on November 4, 2020 and the note matures on June 26, 2023. We recognized $31,438 and $94,210 in respective interest expenses for the three and nine months ended December 31, 2021, respectively.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CAPITAL STOCK

During the nine months period ended December 31, 2021, we issued 22,336,437 shares of common stock as follows:

●	20,000,000 shares were issued in connection with our merger of Gemini Direct Investments, LLC valued at $142,691,282
●	431,080 shares were issued to investors for exercised warrants valued for $943,907
●	276,907 shares were issued for cashless exercise of 343,110 warrants
●	772,450 shares valued at $1,631,701 were issued for services and equipment provided to the Company
●	856,000 shares valued at $2,898,250 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2021, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2021	3,607,945	$2.31	3.24
Granted	100,000	0.01	4.91
Exercised	(774,190)	1.99	-
Forfeited or cancelled	-	-	-
Outstanding at December 31, 2021	2,933,755	$2.32	2.53
Exercisable at December 31, 2021	2,933,755	$2.32	2.53

As of December 31, 2021, we had 2,933,755 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.01 per share until December 2026, (2) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (3) warrants to purchase 1,821,567 shares of our Common Stock at an exercise price of $2.00 per share consisting of 32% of the warrants until August 2024, and 68% until February 2026; (4) warrants to purchase 474,966 shares of Common Stock at an exercise price of $2.40 until September 2024; (5) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025, and (6) warrants to purchase 150,000 shares of Common Stock at an exercise price of $6.72 until February 2024.

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

The Series A Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund. In the event of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holders of shares for the Series A Preferred Stock are entitled to be paid out of the Company’s assets legally available for distribution to its stockholders (i.e., after satisfaction of all the Company’s liabilities to creditors, if any) an amount equal to $25.00 per share of the Series A Preferred Stock, plus any amount equal to any accumulated and unpaid dividends to the date of payment before any distribution or payment may be made to holders of shares of Common Stock or any other class of or series of the Corporation’s capital stock ranking, as to rights to the distribution of assets upon any voluntary or involuntary liquidation, dissolution or winding up, junior to the Series A Preferred Stock.

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

Preferred dividends accumulated as of December 31, 2021 were $144,561. On August 27, 2021 the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning May 21, 2021 (the first issuance date of the Series A Preferred Stock) through and including June 30, 2021 payable on September 15, 2021 to holders of record of Series A Preferred Stock on August 31, 2021 equal to $0.241246528 per share. Dividends totaling $337,745 were paid on September 15, 2021. On November 17, 2021, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning July 1, 2021 through and including December 14, 2021 payable on December 15, 2021 to holders of record of Series A Preferred Stock on November 30, 2021 equal to $1.01475694444444 per share. Dividends totaling $1,420,660 were paid on December 15, 2021.

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

The preliminary fair value of the consideration transferred was valued as of the date of the acquisition as follows:

Cash	$48,649,954
Estimated working capital adjustment	1,870,886
Contingent consideration	10,755,000
Common stock	132,645,000
Assumed debt	50,000,000

$243,920,840

The preliminary allocation for the consideration recorded for the acquisition is as follows:

Accounts receivable, net	$17,002,362
Prepaid expenses	478,963
Equipment	1,051,980
Deposits	703,389
Other Intangible assets(1)	146,617,380
Goodwill(1)	90,870,094
Right of use assets - operating leases	612,727
Accounts payable	(12,514,919)
Accrued expenses	(196,780)
Operating lease liability	(704,356)

Total Consideration	$243,920,840

(1)	Preliminary estimate of Other Intangible Assets and Goodwill. Other intangible assets consist of Tradenames, Customer Relationships, Intellectual Property, and other tangible assets related to the acquired business.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recorded approximately $1.3 million in transaction costs in the three and nine months ended December 31, 2021.

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

Unaudited Pro Forma Results of Operations

These pro forma results of operations gives effect to the acquisition as if it had occurred on April 1, 2021. Material pro forma adjustments include the removal of approximately $1.8 million of interest expenses and debt discount amortization and the addition of approximately $0.9 million of depreciation and amortization expenses.

INCOME STATEMENT DATA	For the Nine Months Ended December 31, 2021

Net revenues	$178,213,024
Net income	$37,266,527

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

In the current period, we recorded $90,870,094 of Goodwill generated from our Merger with Gemini.

Amortization expenses related to our intangible assets for the three and nine months ended December 31, 2021 were $3,535,805 and $9,593,127, respectively. Amortization expenses related to our intangible assets for the three and nine months ended December 31, 2020 were $492,947 and $1,478,841, respectively.

		December 31, 2021
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		250,000	7,074,005	151,763,617

Accumulated amortization – Licensing Agreements		(245,833)	-	-
Accumulated amortization – Patents		-	(1,424,443)	-
Accumulated amortization – Intangible Assets		-	-	(12,110,901)
		$4,167	$5,649,562	$139,652,716

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2022 (1)	$3,479,832
2023	13,095,215
2024	13,074,489
2025	12,664,775
2026	12,674,904
Thereafter	90,317,230
$145,306,445

(1)	This amount represents future amortization for the remaining three months of fiscal year 2022. It does not include any amortization for the nine months ended December 31, 2021.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SEGMENTS

On April 30, 2021, the Company entered into an agreement and plan of merger with Gemini, which, along with its subsidiaries, engages primarily in the operation of an online marketplace dedicated to firearms, hunting, shooting and related products. As a result, at December 31, 2021, our Chief Executive Officer reviews financial performance based on two operating segments as follows:

●	Ammunition – which consists of our manufacturing business. The Ammunition segment engages in the design, production and marketing of ammunition and ammunition component products.
●	Marketplace – which consists of the GunBroker.com marketplace. In its role as an auction site, GunBroker.com supports the lawful sale of firearms, ammunition and hunting/shooting accessories.

Ammunition generated approximately 73% of our revenue in the three and nine months ended December 31, 2021, while Marketplace generated approximately 92% and 76% of our operating income in the three and nine months ended December 31, 2021, respectively. The following tables set forth certain financial information utilized by management to evaluate our operating segments for the interim period presented:

	For the Three Months Ended December 31, 2021
	Ammunition	Marketplace	Total

Net Revenues	$47,092,417	$17,596,769	$64,689,186
Cost of Revenues	39,904,811	2,261,509	42,166,320
General and administrative expense	5,935,949	2,251,175	8,187,124
Depreciation and amortization	420,077	3,305,844	3,725,921
Income from Operations	$831,580	$9,778,241	$10,609,821

	For the Nine Months Ended December 31, 2021
	Ammunition	Marketplace	Total

Net Revenues	$123,521,552	$46,646,051	$170,167,603
Cost of Revenues	96,203,543	6,254,232	102,457,775
General and administrative expense	17,745,255	5,400,926	23,146,181
Depreciation and amortization	1,260,064	8,784,930	10,044,994
Income from Operations	$8,312,690	$26,205,963	$34,518,653

NOTE 15 – INCOME TAXES

The income tax provision reflective effective tax rates were 13.0% and 4.0% for the three and nine months ended December 31, 2021. Our effective tax rates were 0.0% and 0.0% for the three and nine months ended December 31, 2020, respectively. During the three and nine months ended December 31, 2021 and 2020, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance. The effective tax rates increased during the three and nine months ended December 31, 2021 compared to the prior year periods due to an increase in income from operations.

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

NOTE 16 – SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to December 31, 2021, we issued 90,000 shares of Common Stock to employees as compensation for a total value of $315,000 or $3.50 per share.

Board of Directors Share Repurchase Plan

On February 7, 2021, our Board of Directors authorized a share repurchase program for up to $30.0 million dollars of our outstanding Common Stock. Purchases made pursuant to the program will be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws. The timing, manner, price and amount of any repurchases will be determined by the Company and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program is expected to commence following the public disclosure of our 2022 fiscal third quarter financial results and filing of this report on Form 10-Q and may be suspended or discontinued at any time.

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

Our innovative line of match grade armor piercing (“AP”) and hard armor piercing incendiary (“HAPI”) tactical rounds are the centerpiece of the Company’s strategy to address the unique needs of the armed forces community. This ammunition was designed around a match grade portfolio of projectiles, that include a solid copper boat tail and armor piercing configuration. The distinction between these rounds and others sold, is that the manufacturing process was engineered to ensure extremely tight tolerances between each projectile manufactured, ensuring for the end user that the ballistic trajectory remains consistent between rounds without regard to the actual configuration or round fired. Our AP and HAPI line are also available with our O.W.L. Technology™. The Company has aligned its manufacturing operations to support the large caliber demand from military personnel, such as the 12.7 mm and .50 caliber BMG configurations. On February 2, 2021, we announced that we restarted our improved .50 caliber manufacturing line to address increased market demand and fulfill current orders.

We offer ammunition casings for pistol ammunition through large rifle ammunition. Our casing operations is backed by decades of manufacturing experience that allows the production of high-quality pistol brass and rifle brass components. Born from the automotive industry and refined over time to deliver durable and consistent sporting components, Jagemann™ Casings, has become one of the largest brass manufacturers in the country, with the capacity to produce more than 750 million pieces of brass each year with the ability to scale to 1 billion rounds on an annual basis. Proud of its American-made components and capabilities, the Company now has complete control over the manufacturing process. This results in a number of advantages when it comes to the brass that leaves our state-of-the-art facility.

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

Results of Operations

Our financial results for the three and nine months ended December 31, 2021 reflect our newly positioned organization. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on growing our top line revenue, and streamlining our operations, and as a result, we experienced an increase in our gross profit margin for the three and nine months ended December 31, 2021. This was the result of a significant increase in sales allowing us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense as well as the addition of our new marketplace, Gunbroker.com.

The following table presents summarized financial information taken from our condensed consolidated statements of operations for the three and nine months ended December 31, 2021 compared with the three and nine months ended December 31, 2020:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$64,689,186	$16,620,244	$170,167,603	$38,293,086
Cost of Revenues	42,166,320	13,278,338	102,457,775	32,590,149
Gross Margin	22,522,886	3,341,906	67,709,828	5,702,937
Sales, General & Administrative Expenses	11,913,045	3,770,713	33,191,175	10,621,873
Income (loss) from Operations	10,609,821	(428,807)	34,518,653	(4,918,936)
Other income (expense)
Other expense	(189,956)	(1,477,630)	(446,616)	(2,429,915)
Income (loss) before provision for income taxes	$10,419,865	$(1,906,437)	$34,072,037	$(7,348,851)
Provision for income taxes	1,351,998	-	1,351,998	-
Net Income (Loss)	$9,067,867	$(1,906,437)	$32,720,039	$(7,348,851)

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

Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	31-Dec-21	31-Dec-20	31-Dec-21	31-Dec-20

Reconciliation of GAAP net income to Adjusted EBITDA
Net Income (Loss)	$9,067,867	$(1,906,437)	$32,720,039	$(7,348,851)
Provision for income taxes	1,351,998		1,351,998
Depreciation and amortization	4,623,355	1,224,130	12,778,103	3,588,966
Loss on purchase	-	-	-	1,000,000
Excise Taxes	3,982,221	1,201,841	10,317,110	2,707,534
Interest expense, net	190,319	1,938,630	468,404	2,704,315
Employee stock awards	1,045,125	240,853	2,898,250	716,589
Stock grants	65,098	65,455	197,110	213,130
Stock for services	4,200	87,500	4,200	87,500
Warrant Issuance	145,508	-	145,508	-
Other income, net	(363)	(461,000)	(21,788)	(274,400)
Contingent consideration fair value	(359,309)	(30,748)	(362,753)	(88,106)
Adjusted EBITDA	$20,116,019	$2,360,224	$60,496,181	$3,306,677

Adjusted EBITDA is a non-GAAP financial measure that displays our net income (loss), adjusted to eliminate the effect of certain items as described below.

We have excluded the following non-cash expenses from our non-GAAP financial measures: provision or benefit for income taxes, depreciation and amortization, loss on purchase, share-based or warrant-based compensation expenses, and changes to the contingent consideration fair value. We believe it is useful to exclude these non-cash expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the three and nine months ended December 31, 2021 and 2020. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™ and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries lower gross margins.

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Proprietary Ammunition	$3,784,380	$1,464,202	$6,228,348	$4,973,857
Standard Ammunition	40,285,093	11,370,288	106,401,307	23,013,581
Ammunition Casings	3,022,944	3,785,754	10,891,897	10,305,648
Marketplace Revenue	17,596,769	-	46,646,051	-
Total Sales	$64,689,186	$16,620,244	$170,167,603	$38,293,086

Sales for the three and nine months ended December 31, 2021 increased 289% and 344%, respectively or approximately $48.1 million or $132.0 million, respectively over the three and nine months ended December 31, 2020. This increase was the result of approximately $29.0 million and $83.4 million of respective increased sales in bulk pistol and rifle ammunition, an increase of approximately $2.3 million and $1.3 million of respective sales of Proprietary Ammunition, a decrease of approximately $0.8 million and an increase of approximately $0.6 million of respective sales from our casing operations, and $17.6 million and $46.6 million in respective revenue generated from our recently acquired marketplace, Gunbroker.com, which includes auction revenue, payment processing revenue, and shipping income. Management expects the sales of Proprietary Ammunition to outpace the sales of our Standard Ammunition.

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

Cost of Revenues

Cost of Revenues increased by approximately $28.9 million and $69.9 million from $13.3 million and $32.6 million to $42.2 million and $102.5 million for the three and nine months ended December 31, 2021 compared to the comparable period ended in 2020. This was the result of a significant increase in net sales as well increases to non-cash depreciation related to increases in production equipment, expensing of increased labor, overhead, and raw materials used to produce finished product during 2021 as compared to 2020, and additional cost of revenues from our recent acquisition of our marketplace, Gunbroker.com. As a percentage of sales, cost of goods sold decreased by 18.4% and 29.3 % when comparing the three and nine months ended December 31, 2021 and 2020.

Gross Margin

Our gross margin percentage increased to 34.8% and 39.8% from 20.1% and 14.9% during the three and nine months ended December 31, 2021, respectively, as compared to the same period in 2020. This was a result of increased sales allowing us to cover a greater percentage of our fixed manufacturing costs, which include our non-cash amortization and depreciation expense, and the inclusion of our newly acquired marketplace, Gunbroker.com which, by nature has significantly higher margins than our manufactured products.

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

Operating Expenses

Overall, for the three and nine months ended December 31, 2021, our operating expenses increased by approximately $8.1 million and $22.6 million over the three and nine months ended December 31, 2020, and decreased as a percentage of sales from 22.7% and 27.7% for the three and nine months ended December 31, 2020 to 18.4% and 19.5% for the three and nine months ended December 31, 2021. The increase was primarily related to approximately $14.2 million of additional operating expenses following our merger with Gemini, including $8.8 million of depreciation and amortization expenses. Our operating expenses include non-cash depreciation and amortization expense of approximately $3.7 million and $10.0 million for the three and nine months ended December 31, 2021. Our operating expenses consisted of commissions related to our sales increases, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, and board members, and key consultants for the organization during the period. Operating expenses for the nine months ended December 31, 2021 and 2020 periods included noncash expenses of approximately $12.9 million and $3.2 million, respectively. We expect to see administrative expenditures to continue to decrease as a percentage of sales in the 2022 fiscal year, as we leverage our work force and expand our sales opportunities.

During the three and nine months ended December 31, 2021, our selling and marketing expenses increased by approximately $1.0 million and $3.0 million in comparison to the three and nine months ended December 31, 2020. The increase was primarily related to commissions on the increases in the sale of our products resulting of approximately $0.7 million and $2.5 million of additional expenses for the three and nine months ended December 31, 2021 in comparison to the comparable prior period.

Our corporate general & administrative expenses increased approximately $2.1 million and $7.2 million in the three and nine months ended December 31, 2021 from the comparable prior period mainly due to increased general corporate expenses related to the addition of Gemini of approximately $1.3 million and $3.3 million, respective increases in insurance expenses of $0.8 million and $1.6 million. and increased professional and legal fees of $0.5 million primarily related to our acquisition of Gemini.

Employee salaries and related expenses increased approximately $1.8 million and $4.6 million for the three and nine months ended December 31, 2021 compared to the comparable period ended in 2020. The increase for the three and nine months ended December 31, 2021 when compared to the prior period, was primary related to an increase in stock compensation of approximately $0.8 million and $2.2 million, respectively.

Depreciation and amortization expenses for the three and nine months ended December 31, 2021 increased by approximately $3.3 million and $8.8 million from the comparable prior periods due to depreciation and amortization expenses in connection with the acquisition of Gemini.

Interest and Other Expenses

For the three and nine months ended December 31, 2021, interest expense decreased by approximately $1.7 million and $2.2 million compared with the comparable three and nine months ended December 31, 2020. The change from the prior periods was mainly due to the repayment of notes and conversion of convertible promissory notes in current and prior periods.

Income Taxes

For the three and nine months ended December 31, 2021, we recorded a provision for federal and state income taxes of approximate $1.4 million. There was no provision for federal and state income taxes during the three and nine months ended December 31, 2020.

Net Income

As a result of increases in revenues from increased production as well as our acquisition of Gemini, we ended the three and nine months ended December 31, 2021 with a net income of approximately $9.1 million and $32.7 million, respectively, compared with net losses of approximately $1.9 million and $7.3 million for the three and nine months ended December 31, 2020.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had $27,414,571 of cash and cash equivalents, a decrease of $90,926,900 from March 31, 2021.

Working Capital is summarized and compared as follows:

	December 31, 2021	March 31, 2021
Current assets	$123,474,142	$145,620,332
Current liabilities	35,613,312	12,098,493
	$87,860,830	$133,521,839

Changes in cash flows are summarized as follows:

Operating Activities

For the nine months ended December 31, 2021, net cash used in operations totaled approximately $3.6 million. This was primarily the result of net income of approximately $32.7 million, which was offset by increases in our inventories of approximately $30.1 million, increases in deposits of approximately $13.1 million, increases in our accounts receivable of approximately $20.7 million, decreases in prepaid expenses of approximately $1.6 million, and increases in our accounts payable and accrued liabilities of $7.5 million and $1.3 million, respectively. Non-cash expenses for depreciation and amortization totaled approximately $12.8 million and non-cash expenses for employee stock awards totaled $2.9 million.

For the nine months ended December 31, 2020, net cash used in operations totaled $5.3 million. This was primarily the result of a net loss of $7.3 million, increases in our period end inventories and accounts receivable of $5.1 million and $3.9 million, respectively, increases in accounts payable and accrued liabilities of $1.8 million and $2.3 million, respectively, and a loss on Jagemann Munition Components of $1.0 million. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of $3.6 million, non-cash interest expensed recognized for the issuance of warrants of $1.3 million, employee stock compensation of $0.7 million, and stock grants totaling $0.2 million.

Investing Activities

During the nine months ended December 31, 2021, we used approximately $63.3 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $50.5 million uses in connection with the merger of Gemini, and approximately $12.9 million related to purchases of production equipment and the construction of our new manufacturing facility in Manitowoc, WI.

During the nine months ended December 31, 2020, we used $4.5 million in net cash for investing activities to purchase fixed assets such as new production equipment.

Financing Activities

During the nine months ended December 31, 2021, net cash used in financing activities was approximately $24.0 million. This was the net effect of a $50.0 million payment on debt assumed from Gemini, $35.0 million of proceeds from the sale of our preferred stock net of approximately $3.2 million of issuance costs, approximately $0.9 million was generated from common stock issued for exercised warrants, the $4.0 million repayment of a note payable, and an approximate $0.9 million reduction in our Inventory Credit Facility. Additionally, approximately $86.5 million was generated from accounts receivable factoring, which was offset by payments of approximately $84.2 million.

During the nine months ended December 31, 2020, net cash provided by financing activities was $27.9 million. This was the net effect of $23.6 million of proceeds from the sale of common stock net of $3.3 million of issuance costs, $3.5 million of proceeds from a related party note, $4.0 million of proceeds from a note payable, $2.3 million generated from our Inventory Credit Facility, $2.3 million was generated from common stock issued for exercised warrants, $2.0 million from the issuance of convertible promissory notes, and $1.0 million proceeds from our paycheck protection program notes payable. Additionally, $26.1 million was generated from accounts receivable factoring, which was offset by payments of $25.8 million. $7.2 million of cash was used for payments on related party notes payable, and $0.5 million toward our insurance premium notes payable.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, intangible assets, and stock-based compensation. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended March 31, 2021, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the nine months ended December 31, 2021. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective. Our controls were ineffective due to the size of the Company and available resources. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three and nine months ended December 31, 2021, in accordance with GAAP.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Quarterly periods from April 1, 2021 to December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2021 that were not previously reported in a Current Report on Form 8-K except as follows:

During the quarterly period from October 1, 2021 to December 31, 2021, the Company issued 1.5 million shares of unregistered Common Stock related to the Merger Agreement with Gemini for $7.17 per share or a total value of $10,755,000.

The previously mentioned securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

4.1*	Promissory Note issued by Ammo, Inc., Firelight Group I, LLC in favor of Hiawatha National Bank, dated October 14, 2021.
10.1*	Construction Loan Agreement by and among Ammo, Inc., Firelight Group I, LLC, and Hiawatha National Bank, dated October 14, 2021.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herewith.

** Furnished Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: February 14, 2022	By:	Fred W. Wagenhals, Chief Executive Officer

/s/ Robert D. Wiley
Dated: February 14, 2022	By:	Robert D. Wiley, Chief Financial Officer

