Form 10-K
period 2022-03-31
AMMO, INC.
filed 2022-06-29
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

The aggregate market value of the Common Stock of the registrant by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2021) was $534,063,915.

As of June 24 2022, there were 116,588,009 shares of $0.001 par value Common Stock outstanding.

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

In our Form 10-K, Form 10-Q and Form 8-K filings with the Securities and Exchange Commission, references to: (a) “Common Stock” refers to our Common Stock, $0.001 par value per share; (b) “2023 fiscal year” refers to the year that will end on March 31, 2023; and (c) “AMMO, Inc.”, “AMMO”, “the Company”, “we,” “us,” “our” and similar terms refer to AMMO, Inc. and its wholly owned operating subsidiaries Enlight Group II, LLC, AMMO Munitions, Inc., Firelight Group I LLC, Speedlight Group I, LLC, SNI, LLC, GB Investments, Inc., IA Tech, LLC, Outdoors Online, LLC, Enthusiast Commerce, LLC, five (5) other subsidiaries listed on Exhibit 21.1 filed with this Annual Report on Form 10-K, and AMMO Technologies, Inc. (with AMMO Technologies, Inc. currently being inactive).

PART I

ITEM 1. BUSINESS.

Introduction

We are a designer, producer, and marketer of performance-driven, high-quality ammunition and ammunition component products for sale to a variety of consumers, including sport and recreational shooters, hunters, individuals seeking home or personal protection, manufacturers and law enforcement and military agencies. We also own an online auction site supporting the lawful sale of firearms, ammunition and hunting/shooting accessories. To enhance the strength of our brands and drive product demand, we emphasize product innovation and technology to improve the performance, quality, and affordability of our products while providing support to our distribution channel and consumers. We seek to sell products at competitive prices that compete with high-end, custom, hand-loaded ammunition at competitive prices. Additionally, through our ammunition casing manufacturing and sales operations. We sell ammunition casings products of various types. We emphasize an American heritage by using predominantly American-made components and raw materials in our products that are produced, inspected, and packaged at our facilities in Manitowoc, Wisconsin.

Our production processes focus on safety, consistency, precision, and cleanliness. Each round is developed for a specific purpose with a focus on a proper mix of consistency, velocity, accuracy, and recoil. Each round is chamber gauged and inspected with redundant seven-step quality control processes.

GunBroker.com is our online auction site. In its role as the auction site, GunBroker.com serves as the listing service and provides for the exchange of information in a secure manner supporting the third-party listing, sale and lawful purchase of firearms, ammunition and accessories connecting over 7.3 million registered users.

Our Growth Strategy

Our goal is to enhance our position as a designer, producer, and marketer of ammunition products via our manufacturing and related sales operations, while simultaneously enhancing the GunBroker.com brand and leveraging the information technologies platform to develop additional complimentary sales channels. Key elements of our strategy to achieve this goal are as follows:

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

Continuously Improving Operations

We plan to continue focusing on improving all aspects of our business, including research and development, component sourcing, production processes, marketing programs, and customer support. We are continuing our efforts to enhance our production by increasing daily production quantities through equipment acquisitions, expanded shifts and process improvements, increased operational availability of our equipment, reduced equipment down times, and increased overall efficiency. Further, the Company is scheduled to open its new state-of-the-art manufacturing plant in Manitowoc, WI in the Summer of 2022. The opening and full operation of this new plant will permit the deployment of equipment that has been acquired over the past year and more efficient leverage operation of the factory all designed to exponentially increase capacity through the end of calendar 2022 and into 2023. We have also integrated the GunBroker.com operations into the Company and are focused at this time on deploying new content and coding to enhance the buying and selling visitor experience. We are also working to best leverage the GunBroker.com marketplace through the direct or affiliated marketing and sale of merchandise.

Enhance Market Share, Brand Recognition, and Customer Loyalty

We strive to enhance our market share, brand recognition, and customer loyalty. Industry sources estimate that 70 to 80 million people in the United States own more than approximately 393 million firearms creating a large installed base for our ammunition products. We are focusing on the premium segment of the market through the quality, distinctiveness, and performance of our products; the effectiveness of our marketing and merchandising efforts; and the attractiveness of our competitive pricing strategies. Our work to enhance and simplify the user experience on the GunBroker.com marketplace platform, while adding to its merchandise and related offerings, is designed to enhance the GunBroker.com brand by ensuring customer (both buyers and sellers) adhesion is amplified as they access one of the largest single on-line destinations for interested “2nd Amendment” buyers and sellers within the US market.

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

AP and HAPI Ammunition

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

JMC

Through Jagemann Munitions Components (“JMC”), we offer ammunition casings for pistol ammunition through large rifle ammunition. Jagemann Munitions Components is backed by decades of manufacturing experience that allows the production of high-quality pistol brass and rifle brass components. Borne from the automotive industry and refined over time to deliver durable and consistent sporting components, Jagemann Munitions Components has become one of the largest brass manufacturers in the country, with the capacity to produce more than 750 million pieces of brass each year with the ability to scale to over 1 billion pieces of brass each year. Proud of its American-made components and capabilities, the Company now has complete control over the manufacturing process. This results in a number of advantages when it comes to the brass that leaves our state-of-the-art facility.

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

GunBroker.com is a large online marketplace dedicated to firearms, hunting, shooting and related products. Aside from merchandise bearing its logo, GunBroker.com currently sells none of the items listed on its website. Third-party sellers list items on the site and federal and state laws govern the sale of firearms and other restricted items. Ownership policies and regulations are followed using licensed firearms dealers as transfer agents. GunBroker.com has over 7.3 million registered users and averages over 1.6 million items listed for sale on its site on a daily basis.

Marketing

We market our products to consumers through distributors, dealers, mass market and specialty retailers, and direct to consumer through e-commerce. We maintain consumer-focused product marketing and promotional campaigns, which include print and digital advertising campaigns; social and electronic media; product demonstrations; point-of-sales materials; in-store training, and in-store retail merchandising. Our use of social media includes Instagram, Facebook, Twitter, and You Tube. We also utilize third-party endorsements, social influencers, and brand ambassadors, such as Jesse James.

Manufacturing

Our manufacturing operations are currently based out of Manitowoc and Two Rivers, Wisconsin. We conduct ammunition and ammunition casing manufacturing, research and development, and inspection operations at these leased properties. On an annual basis, we can produce 450 million rounds of ammunition with the ability to scale to 1 billion rounds and 750 million ammunition casings with the ability to scale in excess of 1 billion on an annual basis. Our inspection process is intended to enhance the performance and reliability of our products. The Company is scheduled to relocate and consolidate most manufacturing and related operations in the Summer of 2022 into its new state-of-the-art plant located in Manitowoc, Wisconsin, near the current leased plant location.

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

Suppliers

We purchase certain of the raw materials and components for our ammunition products, including brass, steel, or copper casings; ammunition primers to ignite gun powder; gun powder; and projectiles. We believe we have reliable sources of supply for all our raw material and component needs, but from time to time raw materials and components are subject to shortages and price increases. Most of our suppliers are U.S.-based and provide us the materials and components at competitive rates. Our ownership of JMC supplies our ammunition casings. We plan to continue to broaden our supplier base and secure multiple sources for all the raw materials and components we require.

Customers

We sell our products through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell direct to customers online. Our consumers include sport and recreational shooters, hunters, competitive shooters, individuals desiring home and personal protection, manufacturers, and law enforcement and military agencies, and selected international markets. We distribute our products under four primary product lines: AMMO Inc. Signature, STREAK VISUAL AMMUNITION™, Stelth, Jesse James and JMC. One customer accounted for approximately 9.8% of our sales for the year ended March 31, 2022 in comparison to year ended March 31, 2021 in which one customers accounted for approximately 16.5% of our sales.

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

Employees

As of June 24, 2022, we had a total of 359 employees. Of these employees, 276 were engaged in manufacturing, 33 in sales, marketing and customer service, 20 in research and development, manufacturing engineering, and software engineering, and 30 in various corporate and administrative functions (information technology, accounting, executives, etc.). None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good.

Seasonality

Our business has not exhibited a material degree of seasonality to date. Our net sales could be moderately higher in our second and third fiscal quarters because of the fall hunting and holiday seasons.

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

Such military use is allowed pursuant to that certain Amended and Restated Exclusive License Agreement between ATI and ULL which was dated as of November 16, 2017 and effective as of January 1, 2018 (the “A&R License Agreement”). The A&R License Agreement expires on January 1, 2022 and is renewable in the Company’s sole discretion for successive four (4) year periods provided the Company is not in breach of the A&R License Agreement. While the parties have agreed that, effective January 1, 2022, the A&R License Agreement was extended to January 1, 2026, the parties are still finalizing the documentation of this extension via the signing of an amendment. The parties expect to complete the amendment to the A&R License Agreement prior to July 15, 2022.

We are a party to a license agreement with Jesse James, a well-known motorcycle designer, and Jesse James Firearms, LLC, a Texas limited liability company. The licensing agreement grants us the exclusive worldwide rights through April 12, 2027 to Mr. James’ image rights and all trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of Jesse James Branded Products. In addition, Mr. James agreed to make himself available for certain promotional activities and to promote Jesse James Branded Products through his own social media outlets. We agreed to pay Mr. James royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses.

Through our acquisition of SW Kenectics, Inc. (“SWK”), we acquired the rights to a patent for modular projectiles. This technology is used in connection with our AP and HAPI lines of ammunition. The Company acquired SWK for a total of up to $1,500,000 in cash and issued 1,700,002 restricted shares of the Common Stock. The agreement specifies that $1,250,000 of the cash is deferred pending completion of specific milestones and the 1,700,002 shares of Common Stock are subject to claw back provisions to ensure agreed upon objective are met. As of March 31, 2022, the Company has made $350,000. As of March 31, 2022, 1,550,134 shares remain subject to clawback provisions. The patent will be amortized over 15 years.

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

We entered into licensing an endorsement agreement with Jesse James, a well-known motorcycle and gun designer, in October 2016; received a federal firearms license from ATF in February 2017; purchased an ammunition manufacturing facility in Payson, Arizona in March 2017; and built a management team and otherwise prepared ourself to participate in the ammunition industry.

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

GunBroker.com is a large online marketplace dedicated to firearms, hunting, shooting and related products. Aside from merchandise bearing its logo, GunBroker.com currently sells none of the items listed on its website. Third-party sellers list items on the site and federal and state laws govern the sale of firearms and other restricted items. Ownership policies and regulations are followed using licensed firearms dealers as transfer agents. GunBroker.com has over 7.3 million registered users and averages over 1.6 million items listed for sale on its site on a daily basis.

In May 2021 we closed two underwritten public offerings of our 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) at a price to the public of $25.00 per share. We sold a total of 1.4 million shares. The offerings resulted in gross proceeds to the Company of $35 million prior to deducting offering expenses, commissions and underwriting discounts.

On October 14, 2021, the Company and one of its wholly-owned subsidiaries (collectively, the “Borrower”), entered into a Construction Loan Agreement (the “Loan Agreement”) with Hiawatha National Bank (“Hiawatha”).

The Loan Agreement specifies that Hiawatha may lend up to $11,625,000 to the Borrower to pay a portion of the construction costs of an approximately 160,000 square foot manufacturing facility to be constructed on the Company’s property in Manitowoc County, Wisconsin (the “Loan”). The first advance of Loan funds by Hiawatha was made on the Effective Date in the amount of $329,843. The Borrower expects to receive further advances of Loan funds approximately every month once Borrower’s “owner’s equity” is fully funded into the ongoing new plant construction project. The Loan is an advancing term loan and not a revolving loan so any portion of the principal repaid cannot be reborrowed.

As of June 24, 2022, subsequent to the year ended March 31, 2022, Hiawatha has made advances of Loan funds totaling approximately $5.8 million, including a $1.0 million cash collateral advance per the terms of the agreement.

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

Worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

The health of the global economy, and the credit markets and the financial services industry in particular, as well as the stability of the social fabric of our society, affects our business and operating results. For example, the credit and financial markets may be adversely affected by the current conflict between Russia and Ukraine and measures taken in response thereto. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all.

We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

On September 24, 2019, the Company received notice that an individual who was former member of the Board of Directors (the “Board”) who had been removed as a director by majority vote of the stockholders and who had voluntarily resigned as an employee filed a complaint against the Company, and certain individuals (the “Complaint”), with the U.S. Department of Labor (“DOL”). The Complaint alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such reports, the individual experienced a hostile work environment; that the Company lacks sufficient internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the stockholders. The claims were investigated by a Special Committee of the Board made up of independent directors represented by independent legal counsel. The Special Committee and independent legal counsel found the claims were unsubstantiated and there were no SEC violations in the various allegations in the Complaint. The matter is currently the subject of administrative investigation by the DOL via the Occupational Safety and Health Administration (“OSHA”). The Company filed a timely Position Statement with the DOL in October of 2019 in response to the Complaint. The Company disputes the allegations of wrongdoing and believes the matters raised in the Complaint are without merit. The DOL investigator issued a “for cause” finding, and the Company filed a notice of hearing to participate in a de novo regulatory hearing before an independent DOL hearing officer. The Complaining Party filed suit in the District Court of Arizona pursuing the claim in that venue, bringing to an end the DOL proceedings. The Company will be filing its responsive pleading shortly and will vigorously defend this matter as it continues to believe the claim is without legal or factual merit.

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

We manufacture ammunition and ammunition casings for sale to a wide variety of consumers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, manufacturers, law enforcement and security agencies and officers in the United States and throughout the world. The sale of ammunition and ammunition components is influenced by the sale and usage of firearms. Sales of firearms are influenced by a variety of economic, social, and political factors, which may result in volatile sales. Ammunition sales represented a substantial amount of our net sales for the fiscal years ended March 31, 2022 and 2021. If ammunition sales decline, our financial results could be adversely impacted and the stock price of our Common Stock could decline.

Our manufacturing facilities are critical to our success.

On January 5, 2021, we announced entering into a term sheet with the City of Manitowoc, Wisconsin to acquire in excess of 35 acres in Manitowoc Industrial Park for the purpose of constructing an estimated $12 million, 160,000 square foot, expanded loaded ammunition and brass casing manufacturing plant, to be operational by the summer of 2022. On April 8, 2021, we acquired the 35 acres via a wholly-owned subsidiary formed for that purpose, Firelight Group I, LLC and broke ground on the construction on June 21, 2021. The land is located in a Tax Increment Finance District and the acquisition was, in part, funded through Tax Incremental Financing (“TIF”) via a Development Agreement entered into between Firelight Group I, LLC and the City of Manitowoc. The Development Agreement provides for an estimated Total Incentive of $1.7 million. The Development Agreement included an initial $750,000 TIF Payment provided to Firelight by the City of Manitowoc via TID 21 in which the Manitowoc Industrial Park and subject parcel is located. Construction efforts on the new manufacturing plant are approaching the end and the Company is scheduled to relocate principally all of its manufacturing operations into the new facility in the Summer of 2022.

Our manufacturing facilities are critical to our success, as we currently produce all of our products at these facilities. The facilities also house our principal research, development, engineering, and design functions.

Any event that causes a disruption to the operation of these facilities for even a relatively short period of time would adversely affect our ability to produce and ship our products and to provide service to our customers. We make certain changes in our manufacturing operations from time to time to enhance the facilities and associated equipment and systems and to introduce certain efficiencies in manufacturing and other processes to produce our products in a more efficient and cost-effective manner. We anticipate that we will continue to incur significant capital and other expenditures with respect to these facilities and our plans to construct a new $26 million manufacturing plant, but we may not be successful in continuing to improve efficiencies.

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

We also rely on third-party suppliers for most of the manufacturing equipment necessary to produce our products. The failure of suppliers to supply manufacturing equipment in a timely manner or on commercially reasonable terms could delay our plans to expand our business and otherwise disrupt our production schedules and increase our manufacturing costs. Our orders with certain of our suppliers may represent a very small portion of their total orders. As a result, they may not give priority to our business, leading to potential delays in or cancellation of our orders. If any single-source supplier were to fail to supply our needs on a timely basis or cease providing us with manufacturing equipment or components, we would be required to locate and contract with substitute suppliers. We may have difficulty identifying a substitute supplier in a timely manner and on commercially reasonable terms. If this were to occur, our business would be harmed. In addition, adverse economic conditions, such as recent supply chain disruptions and labor shortages and persistent inflation, have impacted, and may continue to adversely impact our suppliers’ ability to provide us with materials and components, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

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

We have two customers that accounted for approximately 18% of our revenues for the years ended March 31, 2022 in comparison to one customer that accounted for approximately 17% of our revenues for the year ended March 31, 2021. Although we intend to expand our customer base, our revenue would likely decline if we lost any major customers or if one of these sizable customers were to significantly reduce its orders for any reason. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

In addition, periods of sluggish economies and consumer uncertainty regarding future economic prospects in our key markets can have an adverse effect on the financial health of our customers, which may in turn have a material adverse effect on our business, operating results, and financial condition.

General inflation, including rising energy prices, and interest rates and wages could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our products. General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. Additionally, inflation and price volatility may cause our customers to reduce use of our products would harm our business operations and financial position.

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

Shipments of ammunition for hunting are highest during the months of June through September to meet consumer demand for the fall hunting season and holidays. The seasonality of our sales may change in the future. The hunting season for our 2023 fiscal year season may be affected by travel restrictions and other limitations imposed as a result of COVID-19 that are unpredictable. Seasonal variations in our operating results may reduce our cash on hand, increase our inventory levels, and extend our accounts receivable collection periods. This in turn may cause us to increase our debt levels and interest expense to fund our working capital requirements.

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

A portion of our revenue is contingent on an exclusive license agreement with the University of Louisiana at Lafayette.

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

Also, the export of our products is controlled by International Traffic in Arms Regulations, or “ITAR”, and Export Administration Regulations, or “EAR”. The ITAR implements the provisions of the Arms Export Control Act and is enforced by the U.S. Department of State. The EAR implements the provisions of the Export Administration Act and is enforced by the U.S. Department of Commerce. Among their many provisions, the ITAR and the EAR require a license application for the export of many of our products. In addition, the ITAR requires congressional approval for any firearms export application with a total value of $1 million or higher. Further, because our manufacturing process includes certain toxic, flammable and explosive chemicals, we are subject to the Chemical Facility Anti-Terrorism Standards, as administered by the U.S. Department of Homeland Security, which require that we take additional reporting and security measures related to our manufacturing process.

Several states currently have laws in effect that are similar to, and, in certain cases, more restrictive than, these federal laws. Compliance with all of these regulations is costly and time-consuming. Any violation of any of these regulations could cause us to incur fines and penalties, may also lead to restrictions on our ability to manufacture and sell our products and services and to import or export the products we sell and may cause our business to be harmed.

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

As of June 24, 2022, we had 2,833,755 warrants outstanding with a weighted average exercise price of $2.40. As of June 24, 2022, there were no options outstanding and 1,965,304 shares of Common Stock are reserved for future issuance under the 2017 Equity Incentive Plan. We plan to adopt a new Incentive Stock Plan designed to assist us in attracting, motivating, retaining, and rewarding high-quality executives, directors, officers, employees, and individual consultants by enabling such persons to acquire or increase a proprietary interest in our company to strengthen the mutuality of interests between such persons and our stockholders and providing such persons with performance incentives to expand their maximum efforts in the creation of stockholder value under the plan. We will be able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under the plan.

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

During the audit of our financial statements for the year ended March 31, 2022, our management identified material weaknesses in our internal control over financial reporting. Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. In addition, as of March 31, 2022, our management concluded that our disclosure controls and procedures were not effective. These material weaknesses, if not remediated, create an increased risk of misstatement of the Company’s financial results, which, if material, may require future restatement thereof. A failure to implement improved internal controls, or difficulties encountered in their implementation or execution, could cause future delays in our reporting obligations and could have a negative effect on us and the trading price of our Common Stock. If these weaknesses and inadequate disclosure controls and procedures continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, holders of the Series A Preferred Stock will be entitled to receive any of our assets remaining only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. At March 31, 2022, our total liabilities equaled approximately $40.8 million.

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

The Series A Preferred Stock is listed on Nasdaq under the symbol “POWWP.” We cannot assure you that holders of the Series A Preferred Stock will be able to sell their shares at favorable prices or at all. The difference between bid and ask prices in any secondary market for the Series A Preferred Stock could be substantial. Accordingly, no assurance can be given as to the liquidity of, or trading markets for, the Series A Preferred Stock, and holders of the Series A Preferred Stock may be required to bear the financial risks of an investment in the Series A Preferred Stock for an indefinite period of time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in Scottsdale, Arizona where we lease approximately 21,000 square feet under a month-to-month triple net lease for approximately $20,000 per month. This space houses our principal executive, administration, and marketing functions.

We lease a 50,000 square foot facility located in Manitowoc, Wisconsin for approximately $34,000 per month. We utilize this facility for our ammunition casing manufacturing, research and development, packing and shipping activities.

We lease a 10,000 square foot facility located in Atlanta, Georgia for approximately $19,000 per month. This space houses our GunBroker.com offices and operations.

We lease a 50,000 square foot facility located in Two Rivers, Wisconsin for approximately $12,000 per month. We utilize this facility for ammunition manufacturing, packaging, and shipping activities.

We lease a 36,000 square foot facility located in Manitowoc, Wisconsin for approximately $10,000 per month. We utilize this facility for manufacturing and packaging.

We lease a 5,000 square foot facility located in Marietta, Georgia for approximately $3,000 per month. The purpose of this space is for warehousing related to our GunBroker.com operations.

We are in the process of constructing a 160,000 square foot facility in Manitowoc, Wisconsin. We will utilize this facility for ammunition and casing manufacturing, research and development, packing, and shipping activities. A portion of this facility will be financed by our Construction Loan.

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

Holders of Common Equity

As of June 24, 2022, a total of 116,588,009 shares of our Common Stock were outstanding and there were approximately 293 holders of record.

Dividend Information

We have never declared or paid dividends on our Common Stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we intend to retain any earnings in our business, and therefore do not anticipate paying dividends in the foreseeable future. We paid preferred dividends on our Series A Preferred Stock in the amount of $2.7 million for the year ended March 31, 2022.

We currently have $0.1 million of unpaid accrued dividends on our Series A Preferred Stock as of the date of this filing. Accordingly, we may not be able to declare a dividend on our Common Stock unless full cumulative dividends on the Series A Preferred Stock have been or contemporaneously are declared and paid or declared.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of March 31, 2022 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	-	-	2,005,304

Total	-	-	2,005,304

Transfer Agent

We have appointed Action Stock Transfer Corporation (“AST”) as the transfer agent for our Common Stock and Series A Preferred Stock. The principal office of AST is located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, and its telephone number is (801) 274-1088.

Recent Sales of Unregistered Securities

On January 14, 2022, we issued 97,677 shares of our Common Stock in accordance with the cashless exercise of a warrant for a total value of $594,030. On March 3, 2022, we issued 100,000 warrants for services for a total value of $496,043. These warrants have an exercise price of $0.01 and also contain a cashless exercise feature.

ITEM 6. RESERVED

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

Our innovative line of match grade armor piercing (AP), hard armor piercing incendiary (HAPI) tactical and ballistically matched (BMMPR) rounds are the centerpiece of the Company’s strategy to address the unique needs of the armed forces community. This ammunition was designed around a match grade portfolio of projectiles, that include a solid copper boat tail and armor piercing configuration. The distinction between these rounds and other sold, is that the manufacturing process was engineered to ensure extremely tight tolerances between each projectile manufactured, ensuring for the end user that the ballistic trajectory remains consistent between rounds without regard to the actual configuration or round fired. The Company has aligned its manufacturing operations to support the large caliber demand from military personnel, such as the 7.62x39, .300NM, .338 Lapua, 12.7 mm and .50 caliber BMG configurations. On February 2, 2021, we announced that we restarted our improved .50 caliber manufacturing line to address increased market demand and fulfill current orders.

Through JMC, we offer ammunition casings for pistol ammunition through large rifle ammunition. Jagemann Munitions Components is backed by decades of manufacturing experience that allows the production of high-quality pistol brass and rifle brass components. Borne from the automotive industry and refined over time to deliver durable and consistent sporting components, Jagemann Munition Components™, has become one of the largest brass manufacturers in the country, with the capacity to produce more than 750 million pieces of brass each year with the ability to scale to 1 billion rounds on an annual basis. Proud of its American-made components and capabilities, the Company now has complete control over the manufacturing process. This results in a number of advantages when it comes to the brass that leaves our state-of-the-art facility.

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

The focus for our 2023 fiscal year is to continue to expand our brand presence into the markets identified above and to continue to grow our sales within our targeted markets. We intend to do this through establishing key strategic relationships, enrolling in government procurement programs, establishing relationships with leading law enforcement associations and programs, expanding distributor channels, and revitalized marketing campaigns.

Results of Operations

Our financial results for the year ended March 31, 2022 reflect our newly positioned organization. We have hired a strong team of professionals, developed innovative products, and continue to establish our presence as a high-quality ammunition provider. We continue to focus on growing our top line revenue, and streamlining our operations. We experienced an increase in our gross profit margin for the year ended March 31, 2022. This was the result of our newly acquired marketplace, GunBroker.com which, by nature has significantly higher margins than our manufactured products.

The following table presents summarized financial information taken from our consolidated statements of operations for the year ended March 31, 2022 compared with the year ended March 31, 2021:

	For the Year Ended
	March 31, 2022	March 31, 2021

Net Sales	$240,269,166	$62,482,330
Cost of Revenues	151,505,657	51,095,679
Gross Margin	88,763,509	11,386,651
Sales, General & Administrative Expenses	51,614,147	16,766,636
Income (loss) from Operations	37,149,362	(5,379,985)
Other income (expense)
Other income (expense)	(615,957)	(2,432,309)
Income (loss) before provision for income taxes	$36,533,405	$(7,812,294)
Provision for income taxes	3,285,969	-
Net Income (Loss)	$33,247,436	$(7,812,294)

Non-GAAP Financial Measures

We analyze operational and financial data to evaluate our business, allocate our resources, and assess our performance. In addition to total net sales, net income (loss), and other results under generally accepted accounting principles (“GAAP”), the following information includes key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these measures are useful for period-to-period comparisons of the Company. We have included these non-GAAP financial measures in this Annual Report on Form 10-K because they are key measures we use to evaluate our operational performance, produce future strategies for our operations, and make strategic decisions, including those relating to operating expenses and the allocation of our resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA

	For the	For the
	Year Ended	Year Ended
	March 31, 2022	March 31, 2021

Reconciliation of GAAP net income to Adjusted EBITDA
Net Income (Loss)	$33,247,436	$(7,812,294)
Provision for income taxes	3,285,969	-
Depreciation and amortization	17,339,093	4,876,756
Interest expense, net	637,797	3,009,094
Excise taxes	14,646,983	4,286,258
Employee stock awards	5,759,000	1,450,359
Stock grants	252,488	278,585
Stock for services	4,200	1,707,500
Warrants issued for services	718,045	-
Contingent consideration fair value	(385,750)	(119,731)
Other income	(21,840)	(576,785)
Loss on purchase	-	1,000,000
Adjusted EBITDA	$75,483,421	$8,099,742

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

Adjusted EBITDA as a non-GAAP financial measure also excludes other cash interest income and expense, as these items are not components of our core operations. We have included an adjustments for our provision or benefit for income taxes and excise taxes.

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the periods ended March 31, 2022 and March 31, 2021. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™ and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries much lower gross margins.

	For the Year Ended
	March 31, 2022	March 31, 2021
Proprietary Ammunition	$10,071,659	$5,340,823
Standard Ammunition	151,387,366	44,279,707
Ammunition Casings	14,201,625	12,861,800
Marketplace Revenue	64,608,516	-
Total Sales	$240,269,166	$62,482,330

Sales for the year ended March 31, 2022 increased 285% or $177.8 million over the year ended March 31, 2021. This increase was the result of our increased production capacity coupled with increased demand from our customers which resulted in approximately $107.2 million of increased sales in bulk pistol and rifle ammunition, an increase of approximately $4.7 million of respective sales of Proprietary Ammunition, an increase of approximately $1.3 million of sales from our casing operations and $64.6 million in respective revenue generated from our recently acquired marketplace, GunBroker.com, which includes auction revenue, payment processing revenue, and shipping income. Management expects the sales growth rate of Proprietary Ammunition to greatly outpace the sales of our Standard Ammunition.

We are focused on continuing to grow top line revenue quarter-over-quarter as we continue to further expand distribution into commercial markets, introduce new product lines, and continue to initiate sales to U.S. law enforcement, military, and international markets.

Through our acquisition of SWK, the Company has developed and deployed a new line of tactical armor piercing (AP) and hard armor piercing incendiary (HAPI) precision ammunition to meet the lethality requirements of both the US and foreign military customers. This line was formally launched at SHOT Show in Las Vegas, where our team demonstrated or presented the capability to more than 15 countries around the world. We continue to demonstrate our AP and HAPI ammunition to military personnel at scheduled and invite only events, resulting in increased interest and procurement discussions. The Company has since developed the ballistic match (BMMPR) and signature-on-target (SoT) rounds under contract with the U.S. Government in support of US special operations which have been publicly announced pursuant to governmental authorization. Additional work continues in support of the military operations of the U.S. and its ally military components which is not currently subject to disclosure.

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

Sales outside of the United States require licenses and approval from either the U.S. Department of Commerce or the U.S. State Department, which typically takes approximately 30 days to receive. On June 16, 2022, we renewed our annual registration with the International Traffic in Arms Regulations (“ITAR”), which remains valid through the report date. This permits the Company to export and broker ammunition and other controlled items covered under ITAR.

Cost of Revenues

Cost of revenues increased by approximately $100.4 million from $51.1 million to $151.5 million, respectively for the year ended March 31, 2022 compared with the year ended March 31, 2021. This was the result of a significant increase in net sales as well increases to non-cash depreciation related to our newly acquired casing operations, expensing of increased labor, overhead, and raw materials used to produce finished product during our 2022 fiscal year as compared to the 2021 fiscal year and additional cost of revenues from our recent acquisition of our marketplace, GunBroker.com. As a percentage of sales, cost of goods sold decreased by 22.8% when comparing the year ended March 31, 2022 to the year ended March 31, 2021.

Gross Margin

Our gross margin percentage increased to 36.9% from 18.2% during the year ended March 31, 2022 as compared to the same period in 2021. This was a result of the inclusion of our newly acquired marketplace, GunBroker.com which, by nature has significantly higher margins than our manufactured products.

We believe as we continue to grow sales through new markets and expanded distribution that our gross margins will also increase, as evidenced by the improvement over this time last year. Our goal in the next 12 to 24 months is to continue to improve our gross margins. This will be accomplished through the following:

●	Increased product sales, specifically of proprietary lines of ammunition, like the STREAK VISUAL AMMUNITION™, Stelth and now our tactical Armor Piercing (AP) and Hard Armor Piercing Incendiary (HAPI) precision ammunition, all of which carry higher margins as a percentage of their selling price;

●	Introduction of new lines of ammunition that historically carry higher margins in the consumer and government sectors;

●	Reduced component costs through operation of our ammunition segment and expansion of strategic relationships with component providers;

●	Expanded use of automation equipment that reduces the total labor required to assemble finished products

●	And, better leverage of our fixed costs through expanded production to support the sales objectives.

Operating Expenses

Overall, for the year ended March 31, 2022, our operating expenses increased by approximately $34.8 million over the year ended March 31, 2021, but decreased as a percentage of sales from 26.8% for the year ended March 31, 2021 to 21.5% for the year ended March 31, 2022. The increase was primarily related to approximately $20.6 million of additional operating expenses following our merger with Gemini, including $12.1 million of depreciation and amortization expenses. Our operating expenses include non-cash depreciation and amortization expense of approximately $13.7 million for the year ended March 31, 2022. Our operating expenses consisted of commissions related to our sales increases, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, and board members, and key consultants for the organization during the period. Operating expenses for the years ended March 31, 2022 and 2021 included noncash expenses of approximately $20.1 million and $3.2 million, respectively. We expect to see administrative expenditures to continue to decrease as a percentage of sales in the 2023 fiscal year, as we leverage our work force and expand our sales opportunities.

During the year ended March 31, 2022, our selling and marketing expenses increased by approximately $5.4 million. The increase was primarily related to commission on the increases in the sale of our products resulting of approximately $3.6 million of increase in commissions and a $1.1 million increase advertising expenses for the year ended March 31, 2022 in comparison to the comparable prior year.

Our corporate general & administrative expenses increased approximately $9.8 million in the current period from the prior year mainly due to increased general corporate expenses related to the addition of Gemini of approximately $5.3 million and increases in insurance expenses of $4.0 million.

Employee salaries and related expenses increased approximately $8.6 million for the year ended March 31, 2022 compared to the comparable period ended in 2021. This was a result of increased payroll and related expenses of $4.2 million, including $2.9 million from the addition of Gemini, and employee stock compensation of approximately $4.3 million.

Depreciation and amortization expenses increased approximately $12.0 million from the period principally due to the addition of assets from the Gemini Acquisition.

Interest and Other Expenses

For the year ended March 31, 2022, interest expense decreased by approximately $2.4 million compared with the year ended March 31, 2021. The change from the prior periods was mainly due to the repayment of notes and conversion of convertible promissory notes in current and prior periods. Interest expense for the year ended March 31, 2021 included approximately $1.3 million of non-cash interest expense recognized on the issuance of warrants to purchase Common Stock, approximately $0.4 million in debt discount amortization related to Convertible Promissory Notes as well interest expense and debt discount amortization related to Note Payables Related Party, Note Payable, and Convertible Promissory Notes.

Net Income

As a result of increases in revenues from increased production as well as our acquisition of Gemini, we ended the year ended March 31, 2022 with net income of approximately $33.2 million compared with net losses of approximately $7.8 million for the year ended March 31, 2021.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of March 31, 2022, we had $23,281,475 of cash and cash equivalents, a decrease of $95,059,996 from March 31, 2021.

Existing working capital, cash flow from operations, bank borrowings, and sales of equity and debt securities are expected to be adequate to fund our operations over the next year. Generally, we have financed operations to date through the proceeds of stock sales, bank financings, and related-party notes.

Working Capital is summarized and compared as follows:

	March 31, 2022	March 31, 2021
Current assets	$129,691,636	$145,620,332
Current liabilities	35,823,311	12,098,493
	$93,868,325	$133,521,839

Changes in cash flows are summarized as follows:

Operating Activities

For the year ended March 31, 2022, net cash provided by operations totaled approximately $2.9 million. This was primarily the result of net income of approximately $33.2 million, increases to our period end inventories of $43.1 million, accounts receivable of $20.7 million, and deposits of $8.8 million which was offset by increases in accounts payable and accrued liabilities of $9.9 million and $3.2 million, respectively, and decreases of prepaid expenses of $1.6 million. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of approximately $17.3 million, employee stock compensation of $5.8 million, stock grants totaling $0.3 million, $2.7 million of allowance for doubtful accounts, $1.1 million of warrants issued for services, $1.3 million of deferred income taxes and a decrease related to an adjustment to the fair value of contingent consideration of $0.4 million.

For the year ended March 31, 2021, net cash used in operations totaled approximately $14.4 million. This was primarily the result of a net loss of approximately $7.8 million, increases in our period end accounts receivable of $6.1 million and our period end Inventories of $11.5 million, which was offset by increases in accounts payable and accrued liabilities of $1.8 million and $1.8 million, respectively, and a loss on purchase of $1.0 million. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of $4.9 million, employee stock compensation of $1.5 million, stock issued for services of $1.7 million, stock grants totaling $0.3 million, and a decrease related to an adjustment to the fair value of contingent consideration of $0.1 million and forgiveness of our paycheck protection program notes of $1.1 million.

Investing Activities

During the year ended March 31, 2022, we used approximately $69.7 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $50.5 million uses in connection with the merger of Gemini, and approximately $19.2 million related to purchases of production equipment and the construction of our new manufacturing facility in Manitowoc, WI.

During the year ended March 31, 2021, we used $7.4 million in net cash for investing activities to purchase fixed assets such as new production equipment.

Financing Activities

During the year ended March 31, 2022, net cash used in financing activities was approximately $28.2 million. This was the net effect of a $50.0 million payment on debt assumed from Gemini, $35.0 million of proceeds from the sale of our preferred stock net of approximately $3.2 million of issuance costs, approximately $2.5 million of preferred stock dividends paid, approximately $2.2 million of insurance premium note payments, approximately $0.9 million was generated from common stock issued for exercised warrants, the $4.0 million repayment of a note payable, and an approximate $0.3 million reduction in our Inventory Credit Facility. Additionally, approximately $121.5 million was generated from accounts receivable factoring, which was offset by payments of approximately $122.8 million.

During the year ended March 31, 2021, net cash provided by financing activities was $139.3 million. This was the net effect of $138.6 million generated from the sale of Common Stock, net of cash payments of $13.9 million in conjunction with Common Stock offerings. Additionally, $40.3 million was generated from accounts receivable factoring, which was offset by payments of $40.4 million. There was $3.5 million cash generated from the issuance of a related party note payable. These increases to our financing activities were offset by payment of $8.8 million on the related party notes payable, $0.5 million toward our insurance premium note payable and a $1.5 million payment on the repurchase and cancellation of 1,000,000 shares of our Common Stock.

Liquidity

Existing working capital, cash flow from operations, bank borrowings, and sales of equity and debt securities are expected to be adequate to fund our operations over the next year. Generally, we have financed operations to date through the proceeds of stock sales, bank financings, and related-party notes. These sources have been adequate to fund our recurring cash expenditures including but not limited to our working capital requirements, capital expenditures to expand our operations, debt repayments, and acquisitions. We intend to continue use the aforementioned sources of funding for capital expenditures, debt repayments, share repurchases and any potential acquisitions.

Leases

We lease six locations that are used for our offices, production, and warehousing. As of March 31, 2022, we had $3.5 million of fixed lease payment obligations with $1.1 million payable within the next 12 months. Please refer to Note 8 – Leases for additional information.

Related Party Note Payable

As of March 31, 2022, we had an outstanding balance on our Related Party Note Payable of approximately $0.9 million, of which $0.7 million is due within the next 12 months.

Construction Note Payable

We will finance a portion of our new production facility with our Construction Note Payable. We expect to make $0.6 million in principal and interest payments within the next 12 months. The total principal balance of the Construction Note is expected to be $11.6 million upon completion of the project and will mature on October 14, 2026.

Net Operating Loss Carry Forwards

At March 31, 2021, we had Federal net operating loss carry forwards (“NOLs”) for income tax purposes of approximately $31.9 million which will begin to expire in 2036. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed into law on March 27, 2020 provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the 80% taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income.

During fiscal year 2022, we had net income of $33.2 million. As a result, we plan to use the entirety of our NOLs to offset this taxable income.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, stock-based compensation and warrant-based compensation.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. The measurement date of our annual goodwill impairment test is March 31. No impairment was recorded for the year ended March 31, 2022. We did not have any goodwill prior to the year ended March 31, 2022 and as a result no impairment analysis was performed on goodwill for periods prior to March 31, 2022.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At March 31, 2022 and March 31, 2021, we reserved $3,055,252 and $148,540, respectively, of allowance for doubtful accounts.

Inventory

We state inventories at the lower of cost or net realizable value. We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead. We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories. These provisions are based on our best estimates. At March 31, 2022, and March 31, 2021, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

We only apply the five-step model when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. Our contracts contain a single performance obligation and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of our product, which typically occurs upon shipment of the product or the performance of the service. During the year ended March 31, 2021, we began accepting contract liabilities or deferred revenue. We included Deferred Revenue in our Accrued Liabilities. We will recognize revenue when the performance obligation is met.

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the year ended March 31, 2022 and 2021, we recognized $14,646,983 and $4,286,258, respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of March 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable, and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of March 31, 2022, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2022.

During the year ended March 31, 2022, management identified the following weaknesses, which were deemed to be material weaknesses in internal control over financial reporting. Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Name	Age	Position
Fred W. Wagenhals 7681 E. Gray Road Scottsdale, AZ 85260	80	Chairman of the Board and Chief Executive Officer

Robert D. Wiley	30	Chief Financial Officer
7681 E. Gray Road
Scottsdale, AZ 85260

Russell William Wallace, Jr.	65	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Harry S. Markley	59	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Robert J. Goodmanson	67	Director and President
7681 E. Gray Road
Scottsdale, AZ 85260

Jessica M. Lockett	36	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Richard R. Childress	76	Director
7681 E. Gray Road
Scottsdale, AZ 85260

Steve F. Urvan	56	Director and Employee
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

Steve F. Urvan has been a director and employee of our company since April 2021. Mr. Urvan has been the Founder and Chief Executive Officer of BitRail, a compliant payments infrastructure, since February of 2018. Mr. Urvan founded Gunbroker.com in 1999 and was the Chief Executive Officer until April of 2021 when the Company acquired the asset. Mr. Urvan has spent over 20 years as an entrepreneur, advisor, and investor with a passion for building and growing companies across various industries, but always with a focus of technology as a core or enabler. Mr. Urvan remains active in other companies that he founded including Outdoors.com Digital Media, an outdoor lifestyle website, App Cohesion, an e-commerce technology platform, and Gemini Southern, a merchant bank.

Family Relationships

There are no family relationships among our directors and executive officers. The Company’s Executive Vice President (a non-officer) is the son of our Chief Executive Officer, Fred Wagenhals.

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

All of our directors have held high-level positions in business, law enforcement or professional service firms and have experience in dealing with complex issues. We believe that all our directors are individuals of high character and integrity, are able to work well with others, and have committed to devote sufficient time to the business and affairs of our company. In addition to these attributes, the description of each director’s background set forth above indicates the specific qualifications, skills, perspectives, and experience necessary to conclude that each individual should continue to serve as a director of our company.

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

Board and Committee Meetings

Our Board of Directors held four formal board meetings and four formal Audit Committee meetings during year ended March 31, 2022. Our Board of Directors held four formal board meetings and three formal Audit Committee meetings during year ended March 31, 2021.

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

Delinquent with Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the Company’s knowledge, based solely on a review of reports furnished to it, for the year ended March 31, 2022, all of the Company’s officers, directors and ten percent holders have made the required filings other than one Form 4 filing regarding one share issuance to Mr. Urvan which was filed late.

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

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended March 31, 2022, and March 31, 2021, information with respect to compensation for services in all capacities to us and our subsidiaries earned by the Company’s Chief Executive Officer and our two most highly compensated executive officers of the Company whose cash compensation exceeded $100,000. We refer to these executive officers as our “named executive officers.” Messrs. Wagenhals and Wiley were named executive officers in both the 2021 and 2022 fiscal years. Mr. Hilko was a named executive officer in the 2021 fiscal year. Mr. Goodmanson was a named executive officer in the 2022 fiscal year.

Name and Principal Position	Period Ended	Salary (1)	Bonus (1)	Stock Awards (2)	Option Awards (2)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (3)	Total
Fred W. Wagenhals
Chief Executive Officer,	3/31/2022	$298,750	$572,463	$481,250	$0	$0	$0	$0	$1,352,463
and Director	3/31/2021	$240,000	$96,004	$157,500	$0	$0	$0	$0	$493,504

Robert D. Wiley
Chief Financial Officer	3/31/2022	$217,083	$0	$350,000	$0	$0	$0	$0	$567,083
	3/31/2021	$127,500	$0	$90,977	$0	$0	$0	$0	$218,477

Robert J. Goodmanson (4)
President	3/31/2022	$240,000	$0	$595,000	$0	$0	$0	$0	$835,000

Steve Hilko
Chief Operating Officer(5)	3/31/2021	$163,542	$0	$58,333	$0	$0	$0	$0	$221,875

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

(4) On March 26, 2021, Mr. Goodmanson was appointed as our President.

(5) On June 18, 2021, Mr. Hilko resigned, effective immediately, as our Chief Operating Officer.

Consulting Agreements, Employment Agreements and Other Arrangements

We have agreed to compensate our executive officers upon a change in control. Upon a change in control, our executive officers shall receive salary and bonus for the duration of their term and 100% of their total share compensation shall immediately become vested and issuable. A change in control shall be deemed to have occurred if any “person” (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; (ii) a sale of substantially all of the assets of the Company; or (iii) a liquidation of the Company.

In the event that our executives are terminated without cause, we have agreed to continue their compensation for a period of 12 months following a termination. In the event that we terminate our executive officers for cause or our executive officers voluntarily terminate their employment with the Company without Good Reason, the executive officer shall be entitled to their compensation that has been accrued or vested through the day on which they are terminated.

Director Compensation

The following table sets forth, for the year ended March 31, 2022, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our directors, who are not officers, who served during the year ended March 31, 2022.

Name and Principal Position	Fees Earned or Paid In Cash (1)	Stock Awards (2)	Option Awards (2)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (3)	Total
Russell William Wallace Jr.	$0	$140,000	$-	$-	$-	$-	$140,000
Harry Markley	$0	$140,000	$-	$-	$-	$-	$140,000
Jessica M. Lockett	$48,000	$140,000	$-	$-	$-	$-	$188,000
Richard R. Childress	$-	$140,000	$-	$-	$-	$-	$140,000
Steve Urvan (4)	$-	$105,000	$-	$-	$-	$-	$105,000

(1) The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2) The amounts in this column reflect the aggregate grant date fair value of options awards granted to our directors during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for year ended March 31, 2022. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

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

(4) Mr. Urvan was appointed as a member of the Board of Directors on April 30, 2021.

Outstanding Equity Awards at Fiscal Year-end

As of March 31, 2022 and March 31, 2021 there were no outstanding stock options or restricted stock units. During the years ended March 31, 2022 and March 31, 2021, we did not grant any restricted stock units or stock options but granted restricted stock to directors, officers, and others who provided services to our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 24, 2022, the number of shares of Common Stock owned of record and beneficially by our executive officers and directors. Other than two members of the Board, there are no persons who hold 5% or more of the outstanding shares of Common Stock of the Company.

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

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of June 24, 2022.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class (1)
Named Executive Officers and Directors
Fred W. Wagenhals (2)	7,186,700	6.2%
Robert J. Goodmanson	230,000	*
Robert D. Wiley	216,655	*
Russell William Wallace, Jr.	480,000	*
Harry S. Markley	160,000	*
Jessica M. Lockett	50,000	*
Richard R. Childress	207,500	*
Steve F. Urvan	20,030,000	17.2%

All directors and officers as a group (8 persons)	28,560,855	24.5%

* Less than 1%

(1) Based on 116,588,009 shares of Common Stock outstanding as of June 24, 2022.

(2) Mr. Wagenhals owns a total of 7,186,700 shares of Common Stock, 7,036,700 shares are held directly and 150,000 indirectly by the Fred W. Wagenhals Trust

Changes in Control

Two of our stockholders own 27,216,700, or 23.4% of our outstanding shares of Common Stock. The principal stockholders both serve as directors and one of them is an executive officer while the other is an employee. They exercise significance influence over the control of our Company and may be able to cause or prevent a change in control.

Equity Incentive Plan

In November 2017, the Board of Directors approved the 2017 Equity Incentive Plan, or the Plan. Under the Plan, 485,000 shares of our company’s Common Stock were reserved and authorized to be issued. At December 31, 2017, 200,000 shares of Common Stock were approved and issued under the Plan, and we recognized approximately $250,000 of related compensation expenses. On January 10, 2018, 200,000 shares were awarded, and we recognized $330,000 of compensation expense. On December 23, 2020, the Company amended the 2017 Equity Incentive Plan to reserve and authorize an additional 4,515,000 shares of its Common Stock to be issued. There were 2,005,304 and 3,559,170 shares remaining to be issued under the plan at March 31, 2022 and 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Through our acquisition of Gemini, a related party relationship was created since Mr. Urvan owns an entity that transacts with Gemini. We recognized $1,042,277 in Marketplace Revenue for the year ended March 31, 2022 that was attributable to that relationship.

Additionally, we paid $229,083 in service fees to an independent contractor who provides sales and administrative services to the Company and 60,000 shares in the aggregate to its advisory committee members for service for a total value of $173,000.

During the year ended March 31, 2021, we paid $152,549 in service fees to an independent contractor who provides sales and administrative services to the Company and 60,000 shares in the aggregate to its advisory committee members for service for a total value of $103,000.

In connection with the acquisition of the casing division of JSC, a promissory note was executed. JSC owned at least five percent (5%) of our shares outstanding from March 2019 through March 16, 2021. On April 30, 2019, the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly. On June 26, 2020, the Company extended the promissory note until August 15, 2021. The note was paid in full on November 5, 2020.

Through the Administrative and Management Services Agreement the Company with JSC, the Company purchased approximately incurred $1.7 million in inventory support services, and $408,852 of rent expenses for the year ended March 31, 2022. For the year ended March 31, 2021, the Company purchased approximately $3.4 million in inventory support services, and incurred $405,171 of rent expenses for the year ended March 31, 2021.

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

On November 5, 2020, the Company paid $6,000,000 to JSC allocated as follows: (i) payment in full of Note A, representing the balance due from the Company to JSC relating to the acquisition of Jagemann Munition Components in March 2019 and (ii) $592,982 remitted in partial payment of Note B, resulting in the parties’ execution of Amended Note B which has a starting principal balance of $1,687,664 (“Amended Note B”). The Amended Note B principal balance carries a 9% per annum interest rate and is amortized equally over the thirty six (36) month term. As a result of the payment in full of Note A JSC shall release the accompanying security interest in Company assets which secured Note A. Concurrently, upon entry into Amended Note B, JSC and the Company entered into the First Amendment to General Business Security Agreement to reflect a revised list of collateral in which JSC has a security interest. The total interest expense recognized on Note A $216,160 for the year ended March 31, 2021. The total interest expense recognized on the original Note B was and $62,876 for the years ended March 31, 2021.

The Company’s balance of Amended Note B was $865,771 and $1,490,918 at March 31, 2022 and 2021, respectively. The Company recognized $110,518 and $60,100 in interest expense on Amended Note B for the years ended March 31, 2022 and 2021, respectively.

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

The following is the breakdown of aggregate fees for the last two fiscal years.

	2022	2021
Audit Fees	$191,987	$183,879
Audit Related Fees	135,637	133,643
Tax Fees	-	-
All Other Fees	-	92,700
	$327,624	$410,222

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

		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1#	Agreement and Plan of Merger, dated April 30, 2021, by and among Ammo, Inc., SpeedLight Group I, LLC, Gemini Direct Investments, LLC and Steven F. Urvan (1)	8-K	2.1	5/6/2021
3.1	Certificate of Incorporation (Amended and Restated) filed with the Delaware Secretary of State on October 24, 2018	8-K	3.1	10/26/2018
3.2	Bylaws	8-K	3.03	02/09/2017
3.3	Certificate of Designations with respect to the 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share, dated May 18, 2021	8-A	3.1	5/20/2021
4.1	Form of Warrant dated January 25, 2017	S-1	4.1	07/06/2018
4.2	Form of Warrant dated January 3, 2018	S-1	4.2	07/06/2018
4.3	Form of Purchase Warrant with Paulson Investment Company, LLC dated April 20, 2018	S-1	4.3	07/06/2018
4.4	Form of Warrant dated December 28, 2018	10-K	4.4	07/01/2019
4.5	Form of Certificate of Common Stock	S-1/A	4.4	10/16/2018
4.6	Form of Gunnar Convertible Promissory Note, issued January 2020	10-Q	10.2	02/13/2020
4.7	Form of Gunnar Investor Warrant, issued January 2020	10-Q	10.3	02/13/2020
4.12	Compilation of JSC Agreements dated November 4, 2020	10-Q	4.3	11/13/2020

4.13	Form of Underwriters’ Warrant Agreement issued December 3, 2020	8-K	4.1	12/4/2020
4.14	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
4.15	Promissory Note issued by Ammo, Inc., Firelight Group I, LLC in favor of Hiawatha National Bank, dated October 14, 2021.	10-Q	4.1	2/14/2022
10.1+	2017 Equity Incentive Plan, as amended	S-8	4.1	12/23/2020
10.4	First Amended and Restated Factoring and Security Agreement, as amended, by and between Ammo, Inc. and Factors Southwest, LLC	8-K	10.1	3/11/2021
10.5	Revolving Inventory Loan and Security Agreement, as amended, by and between Ammo, Inc. and Factors Southwest, LLC	8-K	10.2	3/11/2021
10.6	Amended and Restated Exclusive License Agreement between AMMO Technologies Inc. and University of Louisiana at Lafayette, dated as of November 16, 2017	8-K	10.1	3/26/2021
10.7+	Employment Agreement of Fred Wagenhals	10-K	10.9	6/29/2021
10.8+	Employment Agreement of Robert D. Wiley	10-K	10.8	6/29/2021
10.9+	Employment Agreement of Rob J. Goodmanson	10-K	10.9	6/29/2021
10.10	Lock-Up Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.1	5/6/2021
10.11	Voting Rights Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.2	5/6/2021
10.12	Standstill Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.3	5/6/2021
10.13	Investor Rights Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.4	5/6/2021
10.14	Construction Loan Agreement by and among Ammo, Inc., Firelight Group I, LLC, and Hiawatha National Bank, dated October 14, 2021.	10-Q	10.1	2/14/2022
21.1	Subsidiaries of the Company				X
23.1	Consent of Pannell Kerr Forster of Texas, P.C Independent Registered Account Firm Relating to Consolidated Financial Statements of the Company for the year ended March 31, 2022 and 2021				X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

+ Management compensatory plan or contract.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

	By:	/s/ Fred W. Wagenhals
Dated: June 29, 2022		Fred W. Wagenhals, Chief Executive Officer

	By:	/s/ Robert D. Wiley
Dated: June 29, 2022		Robert D. Wiley, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Fred W. Wagenhals	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 29, 2022
Fred W. Wagenhals

/s/ Robert D. Wiley	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 29, 2022
Robert D. Wiley

/s/ Robert J. Goodmanson	President and Director	June 29, 2022
Robert J. Goodmanson

/s/ Russell W. Wallace Jr.	Director	June 29, 2022
Russell W. Wallace, Jr.

/s/ Richard Childress	Director	June 29, 2022
Richard Childress

/s/ Harry Markley	Director	June 29, 2022
Harry Markley

/s/ Jessica M. Lockett	Director	June 29, 2022
Jessica M. Lockett

/s/ Steven F. Urvan	Director	June 29, 2022
Steven F. Urvan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AMMO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMMO, Inc. and Subsidiaries (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. Generally Accepted Accounting Principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Acquisition

As described in Note 15 to the financial statements, the Company entered into an agreement and plan of merger ultimately resulting in the acquisition of Gunbroker.com for an aggregate purchase price of approximately $243.9 million. The Company allocated assets acquired and liabilities assumed based on various observable and unobservable inputs, primarily based upon specialist reports. The components of such allocation primarily consisted of various working capital accounts, equipment, intangible assets and goodwill. We identified this transaction as a critical audit matter primarily because of the judgment involved in reviewing management’s estimates included in the specialists reports, as well as the degree of subjectivity in evaluating audit evidence.

Our testing procedures to address this critical audit matter included, among others, the following:

●	evaluating the methodologies and assumptions used by management and its specialist in its analysis of the transaction;
●	performing assessments of the specialist’s qualifications and relationship with the Company;
●	verifying the information used to compile the accounting entries to the underlying agreements;
●	testing the mathematical accuracy of management’s calculations; and
●	evaluating the reasonableness of values assigned the allocation of assets and liabilities.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

We have served as the Company’s auditor since 2021.

Houston, Texas

June 29, 2022

AMMO, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	March 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$23,281,475	$118,341,471
Accounts receivable, net	43,955,084	8,993,920
Due from related parties	15,000	15,657
Inventories	59,016,152	15,866,918
Prepaid expenses	3,423,925	2,402,366
Total Current Assets	129,691,636	145,620,332

Equipment, net	37,637,806	21,553,226

Other Assets:
Deposits	11,360,322	1,833,429
Licensing agreements, net	-	41,667
Patents, net	5,526,218	6,019,567
Other intangible assets, net	136,300,387	2,220,958
Goodwill	90,870,094	-
Right of use assets - operating leases	2,791,850	2,090,162
TOTAL ASSETS	$414,178,313	$179,379,341

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,817,083	$4,371,974
Factoring liability	485,671	1,842,188
Accrued liabilities	6,178,814	3,462,785
Inventory credit facility	825,675	1,091,098
Current portion of operating lease liability	831,429	663,784
Current portion of note payable related party	684,639	625,147
Insurance premium note payable	-	41,517
Total Current Liabilities	35,823,311	12,098,493

Long-term Liabilities:
Contingent consideration payable	204,142	589,892
Notes payable related party, net of current portion	181,132	865,771
Note payable	-	4,000,000
Construction note payable, net of unamortized issuance costs	38,330	-
Operating lease liability, net of current portion	2,091,351	1,477,656
Deferred income tax liability	1,536,481	-
Total Liabilities	39,874,747	19,031,812

Shareholders’ Equity:
Series A Cumulative Perpetual Preferred Stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of March 31, 2022	1,400	-
Common stock, $0.001 par value, 200,000,000 shares authorized 116,485,747 and 93,099,067 shares issued and outstanding at March 31, 2022 and 2021, respectively	116,487	93,100
Additional paid-in capital	385,426,431	202,073,968
Accumulated deficit	(11,240,752)	(41,819,539)
Total Shareholders’ Equity	374,303,566	160,347,529
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$414,178,313	$179,379,341

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2022	2021

Net Revenues
Ammunition sales	$161,459,025	$49,620,530
Marketplace revenue	64,608,516	-
Casing sales	14,201,625	12,861,800
	240,269,166	62,482,330

Cost of Revenues	151,505,657	51,095,679
Gross Profit	88,763,509	11,386,651

Operating Expenses
Selling and marketing	7,310,216	1,879,128
Corporate general and administrative	16,986,344	7,191,544
Employee salaries and related expenses	13,615,439	5,036,721
Depreciation and amortization expense	13,702,148	1,659,243
Loss on purchase	-	1,000,000
Total operating expenses	51,614,147	16,766,636
Income/(Loss) from Operations	37,149,362	(5,379,985)

Other Expenses
Other income	21,840	576,785
Interest expense	(637,797)	(3,009,094)
Total other expenses	(615,957)	(2,432,309)

Income/(Loss) before Income Taxes	36,533,405	(7,812,294)

Provision for Income Taxes	3,285,969	-

Net Income/(Loss)	33,247,436	(7,812,294)

Preferred Stock Dividend	(2,668,649)	-

Net Income/(Loss) Attributable to Common Stock Shareholders	$30,578,787	$(7,812,294)

Net Income/(Loss) per share
Basic	$0.27	$(0.14)
Diluted	$0.27	$(0.14)

Weighted average number of shares outstanding
Basic	112,328,680	55,041,502
Diluted	114,189,720	55,041,502

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Shares		Additional
	Number	Par Value	Number	Par Value	Paid-In Capital	Accumulated (Deficit)	Total

Balance as of March 31, 2021	-	$-	93,099,967	$93,100	$202,073,968	$(41,819,539)	$160,347,529

Acquisition stock issuances	-	-	20,000,000	20,000	142,671,282	-	142,691,282
Common stock issued for exercised warrants	-	-	431,080	431	943,476	-	943,907
Common stock issued for cashless warrant exercise	-	-	374,584	375	(375)	-	-
Common stock issued for services and equipment	-	-	772,450	773	1,630,928	-	1,631,701
Employee stock awards	-	-	1,807,666	1,808	5,757,192	-	5,759,000
Stock grants	-	-	-	-	252,488	-	252,488
Issuance of Series A Preferred Stock, net of issuance costs	1,400,000	1,400	-	-	31,007,396	-	31,008,796
Warrant issued for services					1,090,076	-	1,090,076
Preferred stock dividends declared	-	-	-	-	-	(2,524,087)	(2,524,087)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,562)	(144,562)
Net income	-	-	-	-	-	33,247,436	33,247,436

Balance as of March 31, 2022	1,400,000	$1,400	116,485,747	$116,487	$385,426,431	$(11,240,752)	$374,303,566

Balance as of March 31, 2020			46,204,139	$46,204	$53,219,834	$(34,007,245)	$19,258,793

Common stock issued for cash			34,536,143	34,537	138,578,082	-	138,612,619
Common stock issued for convertible notes			3,145,481	3,145	4,828,061	-	4,831,206
Common stock issued for exercised warrants			6,521,563	6,522	13,945,814	-	13,952,336
Common stock issued for debt conversion			1,000,000	1,000	2,099,000	-	2,100,000
Common stock issued for cashless warrant exercise			732,974	733	(733)	-	-
Common stock issuance costs			-	-	(13,847,069)	-	(13,847,069)
Common stock issued for services			943,336	943	1,706,557	-	1,707,500
Employee stock awards			1,016,331	1,016	1,449,343	-	1,450,359
Stock grants			-	-	278,585	-	278,585
Issuance of warrants for convertible notes			-	-	1,315,494	-	1,315,494
Common stock repurchase and cancellation			(1,000,000)	(1,000)	(1,499,000)	-	(1,500,000)
Net loss			-	-	-	(7,812,294)	(7,812,294)

Balance as of March 31, 2021			93,099,967	$93,100	$202,073,968	$(41,819,539)	$160,347,529

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,
	2022	2021

Cash flows from operating activities:
Net Income/(Loss)	$33,247,436	$(7,812,294)
Adjustments to reconcile Net Loss to Net Cash provided by (used in) operations:
Depreciation and amortization	17,339,093	4,876,756
Debt discount amortization	38,330	446,466
Employee stock awards	5,759,000	1,450,359
Stock grants	252,488	278,585
Stock for services	4,200	1,707,500
Contingent consideration payable fair value	(385,750)	(119,731)
Allowance for doubtful accounts	2,748,250	86,292
(Gain)/loss on disposal of assets	(12,044)	25,400
Reduction in right of use asset	720,491	443,739
Warrant issued for services	718,045	-
Deferred income taxes	1,536,481	-
Stock issued in lieu of cash payments	-	48,000
Interest on convertible promissory notes	-	163,351
Paycheck protection program note forgiveness	-	(1,051,985)
Loss on Jagemann Munition Components	-	1,000,000
Stock and warrants for note conversion	-	1,315,494
Changes in Current Assets and Liabilities
Accounts receivable	(20,707,052)	(6,075,373)
Due to (from) related parties	657	150
Inventories	(43,149,234)	(11,458,845)
Prepaid expenses	1,996,287	(1,331,710)
Deposits	(8,826,504)	(1,616,858)
Accounts payable	9,930,191	1,810,417
Accrued liabilities	2,374,686	1,843,166
Operating lease liability	(732,468)	(444,439)
Net cash provided by (used in) operating activities	2,852,583	(14,415,560)

Cash flows from investing activities:
Gemini acquisition	(50,517,840)	-
Purchase of equipment	(19,218,982)	(7,437,265)
Proceeds from disposal of assets	59,800	-
Net cash used in investing activities	(69,677,022)	(7,437,265)

Cash flow from financing activities:
Payments on inventory facility, net	(265,422)	1,091,098
Proceeds from factoring liability	121,488,045	40,309,292
Payments on factoring liability	(122,844,562)	(40,473,083)
Payments on assumed debt from Gemini	(50,000,000)	-
Payments on note payable - related party	(625,147)	(8,783,410)
Payments on insurance premium note payment	(2,208,369)	(514,746)
Payments on note payable	(4,000,000)	-
Proceeds from paycheck protection program notes	-	1,051,985
Proceeds from note payable related party issued	-	3,500,000
Proceeds from note payable	-	4,000,000
Proceeds from convertible promissory notes	-	1,959,000
Sale of preferred stock	35,000,000	-
Sale of common stock	-	138,612,619
Common stock issued for exercised warrants	943,907	13,952,336
Stock issuance costs	(3,199,922)	(13,895,069)
Preferred stock dividends paid	(2,524,087)	-
Payments on common stock repurchase and cancellation	-	(1,500,000)
Net cash (used in)/provided by financing activities	(28,235,557)	139,310,022

(Continued)

AMMO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,
	2022	2021

Net increase/(decrease) in cash	(95,059,996)	117,457,197
Cash, beginning of period	118,341,471	884,274
Cash, end of period	$23,281,475	$118,341,471
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$626,571	$1,186,302
Income taxes	$-	$-

Non-cash investing and financing activities:
Acquisition stock issuances	$143,400,000	$-
Insurance premium note payment	$2,166,852	$226,539
Dividends accumulated on preferred stock	$144,562	$-
Operating lease liability	$809,451	$897,845
Construction note payable	$387,968	$-
Warrant issued for services	$1,090,077	$-
Note payable related party	$-	$2,635,797
Convertible promissory note	$-	$4,667,855
Note payable related party conversion	$-	$2,100,000
Stock subscription receivable	$-	$664,975

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals in the United States of America (GAAP). requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, stock-based compensation and warrant-based compensation.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. The measurement date of our annual goodwill impairment test is March 31. No impairment was recorded for the year ended March 31, 2022. We did not have any goodwill prior to the year ended March 31, 2022 and as a result no impairment analysis was performed on goodwill for periods prior to March 31, 2022.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At March 31, 2022 and March 31, 2021, we reserved $3,055,252 and $148,540, respectively, of allowance for doubtful accounts.

License Agreements

We are a party to a license agreement with Jesse James, a well-known motorcycle designer, and Jesse James Firearms, LLC, a Texas limited liability company. The license agreement grants us the exclusive worldwide rights through April 12, 2026 to Mr. James’ image rights and trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of Jesse James Branded Products. We agreed to pay Mr. James royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses.

We were a party to a license agreement with Jeff Rann, a well-known wild game hunter and spokesman for the firearm and ammunition industries. The license agreement grants us through February 2022 the exclusive worldwide rights to Mr. Rann’s image rights and trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of all Jeff Rann Branded Products. We agreed to pay Mr. Rann royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses.

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

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the years ended March 31, 2022 and 2021, the Company recognized royalty expenses of $44,764 and $87,093 respectively under this agreement.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the years ended March 31, 2022 and March 31, 2021.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We only apply the five-step model when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. Our contracts contain a single performance obligation and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of our product, which typically occurs upon shipment of the product or the performance of the service. In the year ended March 31, 2021, we began accepting contract liabilities or deferred revenue. We included Deferred Revenue in our Accrued Liabilities. We will recognize revenue when the performance obligation is met.

For the years ended March 31, 2022 and 2021, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	For the Year Ended March 31, 2022		For the Year Ended March 31, 2021
PERCENTAGES	Revenues	Accounts Receivable	Revenues	Accounts Receivable

Customers:

A	-	11.8%	-	-
B	-	-	16.5%	11.9%
C	-	-	-	23.3%
D	-	-	-	10.6%
	-	11.8%	16.5%	45.8%

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

	For the Year Ended
	March 31, 2022	March 31, 2021
Ammunition Sales	$161,459,025	$49,620,530
Marketplace Fee Revenue	64,608,516	-
Ammunition Casings Sales	14,201,625	12,861,800
Total Sales	$240,269,166	$62,482,330

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell direct to customers online. In contrast, our ammunition casings products are sold to manufacturers. Marketplace fees are generated through our Gunbroker.com online auction marketplace.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs

We expense advertising costs as they are incurred in selling and marketing expenses of operating expenses. Marketplace advertising costs are expenses as they are incurred in cost of revenues. We incurred advertising expenses recognized in selling expenses of $1,406,043 and $257,866 for the years ended March 31, 2022 and 2021, respectively. We incurred marketplace advertising expenses of $417,017 in cost of revenues for the year ended March 31, 2022.

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

We valued warrants issued for services at their respective grants dates during the year ended March 31, 2022 using valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk free interest rate, volatility, and expected life.

We valued warrants issued for the reduction in conversion price for the conversion of Convertible Promissory Notes at the grant date of March 31, 2021 using valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk free interest rate, volatility, and expected life.

	March 31, 2022	March 31, 2021

Risk free interest rate	1.21%-1.74%	0.32%-0.38%
Expected volatility	89.1%-90.7%	88.9%-90.4%
Expected term	2.5 years	2.5 years
Expected dividend yield	0%	0%

	Quoted Active Markets for Identified Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Warrants issued for services	$-	$1,090,077	$-	$1,090,077
March 31, 2021
Warrants issued for convertible promissory notes conversion	$-	$1,315,494	$-	$1,315,494

In connection with our acquisition of Gemini, we used the Level 2 inputs in estimating the fair value of the transaction. Please refer to Note 15.

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

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2022, our bank account balances exceeded federally insured limits, however, we have not incurred losses related to these deposits.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. On September 24, 2019, the Company received notice that a former employee that had voluntarily terminated filed a complaint against the Company, and certain individuals, with the U.S. Department of Labor (“DOL”). The Complaint in alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such disclosures, the individual experienced a hostile work environment; that the Company lacks sufficient internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the shareholders. The claims were investigated by a newly appointed Special Investigative Committee made up of independent directors represented by special independent legal counsel. The Special Investigative Committee and legal counsel found the material claims were unsubstantiated, including those concerning alleged SEC violations, and recommended enhancements to certain corporate governance charter documents and processes which the Company promptly implemented. The matter is currently the subject of administrative investigation by the DOL via the Occupational Safety and Health Administration. The Company filed a timely Position Statement with the DOL in October of 2019 in response to the Complaint. The Company received a Due Process letter on January 13, 2022 and responded as directed with supplemental analysis on February 1, 2022. The Company filed a notice of hearing to participate in a de novo regulatory hearing before an independent DOL hearing officer. The Complaining Party filed suit in the District Court of Arizona pursuing the claim in that venue, bringing to an end the DOL proceedings. The Parties are scheduled to participate in a mediation. The Company will file a responsive pleading in July of 2022 if the matter is not amicably resolved.

The Company disputes the allegations of wrongdoing and believes the matters raised in the Complaint are without merit and therefore has and will continue to aggressively defend its interests in this matter. On February 4, 2020, the Company filed suit against a former employee for violating merger agreements with SW Kenetics, Inc., employment agreements, and by unlawfully retaining property belonging to the Company following their termination. On March 11, 2020, the former employee filed a counterclaim against the Company citing breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, and declaratory judgement. The matter was resolved in a confidential manner on or about December 12, 2021. The Company retrieved the unlawfully removed assets, obtained a full release of all claims arising in the subject lawsuit and that might arise in the future relating to contingent consideration the former employee might have been entitled to in the future, subject to certain sales targets being achieved. The lawsuit was dismissed with prejudice, all parties bearing their own fees and costs. There were no other known contingencies at March 31, 2022 and 2021.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to enhance and simplify various aspects of the accounting for income taxes. The new guidance eliminates certain exceptions to the general approach to the income tax accounting model, and adds new guidance to reduce the complexity in accounting for income taxes. The guidance was effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. On April 1, 2021 we adopted ASU No. 2019-12. The effects on our consolidated results of operations, financial position or cash flows were not material to the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 3 – INCOME/(LOSS) PER COMMON SHARE

We calculate basic income/(loss) per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants. We use the treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 2,933,755 shares of common stock. Due to the loss from operations in the year ended March 31, 2021, there are no common shares added to calculate the dilutive loss per share for that period as the effect would be antidilutive. The Company excluded warrants of 150,000 and equity incentive awards of 20,000 for the year ended March 31, 2022 and warrants of 3,607,945 for the year ended March 31, 2021, from the weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	For the Year Ended March 31,
	2022	2021

Numerator:
Net income/(loss)	$33,247,436	$(7,812,294)
Less: Preferred stock dividends	(2,668,649)	-
Net income/(loss) attributable to common stockholders	$30,578,787	$(7,812,294)

Denominator:
Weighted averaged shares of common stock - basic	112,328,680	55,041,502
Effect of dilutive common stock purchase warrants	1,861,040	-
Effect of dilutive equity incentive awards	-	-
	114,189,720	55,041,502

Basic earnings per share:
Income/(loss) per share attributable to common stockholders - basic	$0.27	$(0.14)

Diluted earnings per share:
Income/(loss) per share attributable to common stockholders - diluted	$0.27	$(0.14)

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

At March 31, 2022 and March 31, 2021, the inventory balances are composed of:

	March 31, 2022	March 31, 2021
Finished product	$6,167,318	$899,266
Raw materials	33,924,813	12,440,548
Work in process	18,924,021	2,527,104

	$59,016,152	$15,866,918

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2022 and March 31, 2021:

	March 31, 2022	March 31, 2021
Leasehold Improvements	$257,009	$126,558
Furniture and Fixtures	343,014	87,790
Vehicles	153,254	142,691
Equipment	32,524,850	26,425,221
Tooling	143,710	121,790
Construction in Progress	14,335,371	544,939
Total property and equipment	$47,757,208	$27,448,989
Less accumulated depreciation	(10,119,402)	(5,895,763)
Net property and equipment	37,637,806	21,553,226

Depreciation Expense for the years ended March 31, 2022 and 2021 totaled $4,266,126 and $2,904,968, respectively. Of these totals $3,101,929 and $2,674,161 were included in cost of goods sold for the years ending March 31, 2022 and 2021. Additionally, $1,164,197 and $230,797 were included in depreciation and amortization expenses in operating expenses.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement a contains fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. As of March 31, 2022 and 2021, the outstanding balance of the Factoring Liability was $485,671 and $1,842,188, respectively. Interest expense recognized on the Factoring Liability for the year ended March 31, 2022 was $327,746, including $100,000 of amortization of the commitment fee and for the year ended March 31, 2021, $305,747, including $50,000 of amortization of the commitment fee.

On June 17, 2021, this agreement was amended which extended the maturity date to June 17, 2023.

NOTE 7 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. As of March 31, 2022 and 2021, the outstanding balance of the Inventory Credit Facility was $825,675 and $1,091,098. Interest expense recognized on the Inventory Credit Facility for the year ended March 31, 2022 was $40,940, including $8,561 of amortization of the annual fee and for the year ended March 31, 2021 was $171,414, including $36,439 of amortization of the annual fee.

NOTE 8 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale, AZ, Atlanta and Marietta, GA, and Manitowoc and Two Rivers, WI under contracts we classify as operating leases. None of our leases are financing leases. The Scottsdale lease does not include a renewal option. As of June 26, 2020, the Company entered into an amended agreement that modified the Manitowoc lease to monthly payments of $34,071 and decrease the term to March 2025. The agreement does not contain a renewal option. Accordingly, we modified our Right of Use Assets and Operating Lease Liabilities by $737,680 at June 30, 2020. In August of 2021 we extended the lease of our Atlanta offices through May of 2027, accordingly we increased our Right of Use Assets and Operating Lease Liabilities by $501,125 at September 30, 2021. In January of 2022, we extended the lease of our second Manitowoc, WI location and increased our Right of Use Assets and Operating Lease Liabilities by $308,326.

As of March 31, 2022 and 2021, total Right of Use Assets on the Balance Sheet were $2,791,850 and $2,090,162, respectively. As of March 31, 2022 and 2021, total Operating Lease Liabilities on the Balance Sheet were $2,922,780 and $2,141,440, respectively. The current portion of our Operating Lease Liability at March 31, 2022 and 2021 is $831,429 and $663,784 respectively and is reported as a current liability. The remaining $2,091,351 of the total $2,922,780 for the year ended March 31, 2022 and the $1,477,656 of the total $2,141,440 for the year ended March 31, 2021 of the Operating Lease Liability is presented as a long-term liability net of the current portion.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated lease expense for the year ended March 31, 2022 was $1,221,473 including $1,177,589 of operating lease expense and $43,884 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Consolidated lease expense for the year ended March 31, 2021 was $844,442 including $742,433 of operating lease expense and $102,008 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.5 years and 10.0%, respectively at March 31, 2022 and were 3.4 years and 10.0%, respectively at March 31, 2021.

Future minimum lease payments under non-cancellable leases as of March 31, 2022 are as follows:

Years Ended March 31,
2023	$1,064,127
2024	992,620
2025	796,066
2026	351,962
2027	257,508
Thereafter	43,660
3,505,943
Less: Amount Representing Interest	(583,163)
$2,922,780

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s balance of Amended Note B was $865,771 at March 31, 2022 and $1,490,918 at March 31, 2021. The Company recognized $110,518 and $60,100 in interest expense on Amended Note B for the years ended March 31, 2022 and 2021, respectively.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – NOTE PAYABLE

On November 5, 2020, the Company, entered into a promissory note (the “12% Note”) with Lisa Kay (“LK”), an individual, for the principal sum of $4.0 million (“Principal”), which accrues interest at 12% per annum (“Interest”). The 12% Note has a maturity date of November 5, 2023 (“Maturity Date”).

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

NOTE 12 – PAYCHECK PROTECTION NOTES PAYABLE

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

On January 19, 2021, the Company received forgiveness in full on the Paycheck Protection Note Payable from BMO Harris.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

During the year ended March 31, 2021, we issued 47,895,828 shares of common stock as follows:

●	34,512,143 shares were sold to investors for $138,564,619
●	3,145,481 shares were issued for the conversion of convertible promissory notes for $4,831,206
●	6,521,563 shares were issued to investors for exercised warrants valued for $13,952,336
●	732,974 shares were issued for cashless exercise of 1,300,069 warrants
●	1,000,000 shares were issued pursuant to a debt conversion agreement for $2,100,000
●	943,336 shares were issued for services provided to the Company value at $1,707,500
●	1,016,331 shares valued at $1,450,359 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation
●	24,000 shares were issued to investors for $48,000 in liquidation damage fees

During the year ended March 31, 2022, we issued 23,385,780 shares of common stock as follows:

●	20,000,000 shares were issued in connection with our merger of Gemini Direct Investments, LLC valued at $142,691,282
●	431,080 shares were issued to investors for exercised warrants valued for $943,907
●	374,584 shares were issued for cashless exercise of 443,110 warrants
●	772,450 shares valued at $1,631,701 were issued for services and equipment provided to the Company
●	1,807,666 shares valued at $5,759,000 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2022 and March 31, 2021, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2020	8,504,372	$2.10	3.60
Granted	2,925,204	2.31	2.47
Exercised	(7,821,631)	2.08	-
Forfeited or cancelled	-	-	-
Outstanding at March 31, 2021	3,607,945	$2.31	3.24
Exercisable at March 31, 2021	3,179,730	$2.27	3.05

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2021	3,607,945	$2.31	3.24
Granted	200,000	0.01	3.92
Exercised	(874,190)	1.76	-
Forfeited or cancelled	-	-	-
Outstanding at March 31, 2022	2,933,755	$2.32	2.29
Exercisable at March 31, 2022	2,933,755	$2.32	2.29

As of March 31, 2022, we had 2,933,755 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.01 per share until March 2026, (2) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (3) warrants to purchase 1,821,567 shares of our Common Stock at an exercise price of $2.00 per share consisting of 32% of the warrants until August 2024, and 68% until February 2026; (4) warrants to purchase 474,966 shares of Common Stock at an exercise price of $2.40 until September 2024; (5) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025, and (6) warrants to purchase 150,000 shares of Common Stock at an exercise price of $6.72 until February 2024.

NOTE 14 – PREFERRED STOCK

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

Preferred dividends accumulated as of March 31, 2021 were $144,562. On August 27, 2021 the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning May 21, 2021 (the first issuance date of the Series A Preferred Stock) through and including June 30, 2021 payable on September 15, 2021 to holders of record of Series A Preferred Stock on August 31, 2021 equal to $0.241246528 per share. Dividends totaling $337,745 were paid on September 15, 2021. On November 17, 2021, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning July 1, 2021 through and including December 14, 2021 payable on December 15, 2021 to holders of record of Series A Preferred Stock on November 30, 2021 equal to $1.01475694444444 per share. Dividends totaling $1,420,660 were paid on December 15, 2021. On February 18, 2022, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning December 15, 2021 through and including March 14, 2022 payable on March 15, 2022 to holders of record of Series A Preferred Stock on February 28, 2022 equal to $ $0.546875 per share. Dividends totaling $765,642 were paid on March 31, 2022.

NOTE 15 – ACQUISITIONS

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

In accordance with the acquisition method of accounting for business combinations, the assets acquired, and the liabilities assumed have been recorded at their respective fair values. The consideration in excess of the fair values of assets acquired, and liabilities assumed are recorded as goodwill, which we expect to be deductible for tax purposes. The goodwill consists largely of the growth and profitability expected from this Merger.

The fair value of the consideration transferred was valued as follows:

Cash	$48,649,954
Working capital adjustment	1,870,886
Contingent consideration	10,755,000
Common stock	132,645,000
Assumed debt	50,000,000

$243,920,840

The allocation for the consideration recorded for the acquisition is as follows:

Accounts receivable, net	$17,002,362
Prepaid expenses	478,963
Equipment	1,051,980
Deposits	703,389
Other Intangible assets(1)	146,617,380
Goodwill(1)	90,870,094
Right of use assets - operating leases	612,727
Accounts payable	(12,514,919)
Accrued expenses	(196,780)
Operating lease liability	(704,356)

Total Consideration	$243,920,840

(1)	Other intangible assets consist of Tradenames, Customer Relationships, Intellectual Property, and other tangible assets related to the acquired business.

We recorded approximately $1.3 million in transaction costs in the year ended March 31, 2022 related to the above acquisition.

Unaudited Pro Forma Results of Operations

These pro forma results of operations give effect to the acquisition as if it had occurred on April 1, 2021. Material pro forma adjustments include the removal of approximately $1.8 million of interest expenses and debt discount amortization and the addition of approximately $0.9 million of depreciation and amortization expenses.

INCOME STATEMENT DATA	For the Year Ended March 31, 2022

Net revenues	$248,314,587
Net income	$37,793,924

The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations and financial position that would have been achieved had the acquisition been completed and taken place on the dates indicated or the future consolidated results of operations or financial position of the Company.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – ACCRUED LIABILITIES

At March 31, 2022 and March 31, 2021, accrued liabilities were as follows:

	March 31, 2022	March 31, 2021
Income taxes payable	$1,749,488	$-
Accrued FAET	2,408,318	1,716,461
Accrued sales commissions	932,712	514,892
Unearned revenue	201,891	361,270
Accrued interest	4,762	22,667
Accrued payroll	458,027	640,717
Accrued professional fees	66,000	45,000
Other accruals	357,616	161,778
	$6,178,814	$3,462,785

NOTE 17 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2022, we paid $229,083 in service fees to an independent contractor and 60,000 shares in the aggregate to its advisory committee members for service for a total value of $173,000. Through our acquisition of Gemini, a related party relationship was created through one of our Members of the Board of Directors by ownership of an entity that transacts with Gemini. We recognized $1,042,277 in Marketplace Revenue for the year ended March 31, 2022 that was attributable to that relationship.

During the year ended March 31, 2021, we paid $152,549 in service fees to an independent contractor and 60,000 shares in the aggregate to its advisory committee members for service for a total value of $103,000.

In connection with the acquisition of the casing division of JSC, a promissory note was executed. On April 30, 2019, the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly. On June 26, 2020, the Company extended the promissory note until August 15, 2021. As of March 31, 2021, we accrued interest of $352,157 related to the note. The was paid in full on November 5, 2020. JSC owned at least five percent (5%) of our shares outstanding from March 2019 through March 16, 2021.

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

Through the Administrative and Management Services Agreement the Company with JSC, the Company purchased approximately incurred $1.7 million in inventory support services, and $408,852 of rent expenses for the year ended March 31, 2022. For the year ended March 31, 2021, the Company purchased approximately $3.4 million in inventory support services, and incurred $405,171 of rent expenses for the year ended March 31, 2021.

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

The Company’s balance of Amended Note B was $865,771 and $1,490,918 at March 31, 2022 and 2021, respectively. The Company recognized $110,518 and $60,100 in interest expense on Amended Note B for the years ended March 31, 2022 and 2021, respectively.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – INCOME TAXES

The income tax (provision) benefit for the periods shown consist of the following:

	2022	2021
Current
US Federal	$(1,302,811)	$-
US State	(446,667)	-
Total current provision	(1,749,488)	-
Deferred
US Federal	(7,727,011)	582,724
US State	(2,649,291)	137,276
Total deferred benefit	(10,376,272)	720,000
Change in valuation allowance	8,839,791	(720,000)
Income tax (provision) benefit	$(3,285,969)	$-

The reconciliation of income tax expense computed at the U.S. federal statutory rate of 21% to the income tax provision for the years ended March 31, 2022 and 2021 is as follows:

	2022	2021
Computed tax expense	21%	21%
State taxes, net of Federal income tax benefit	7%	5%
Change in valuation allowance	(24%)	(10%)
Employee stock awards	4%	(5%)
Stock grants	0%	(1%)
Stock for services	0%	(6%)
Rent expense	0%	0%
Non-deductible meals & entertainment	0%	0%
Stock and warrants on note conversion	0%	(5%)
Contingent consideration fair value	1%	0%
Total provision for income taxes	9%	0%

The Company’s effective tax rates were 9% and 0% for the years ended March 31, 2022 and 2021, respectively. During the years ended March 31, 2022 and 2021, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax liabilities and assets at March 31, 2022 and March 31, 2021 are as follows:

	2022	2021
Deferred tax assets
Net operating loss carryforward	$-	$8,119,764
Loss on purchase	879,319	801,366
Other	-	442,953
Total deferred tax assets	$879,319	$9,364,083

Deferred tax liabilities
Depreciation expense	$(2,208,361)	$(1,377,238)
Other	(207,439)	-
Total deferred tax liabilities	$(2,415,800)	$(1,377,238)
Net deferred tax assets/(liabilities)	$(1,536,481)	$7,986,845
Valuation allowance	-	(7,986,845)
Total net deferred tax assets/(liabilities)	$(1,536,481)	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available and due to the significant income generated in current period there is no longer substantial doubt related to the Company’s ability to utilize its deferred tax assets, the Company removed the full valuation allowance of the deferred tax asset. For the years ended March 31, 2021, the valuation allowance increased by $720,000.

At March 31, 2021, the Company had Federal net operating loss carry forwards (“NOLs”) for income tax purposes of $31,594,411. A valuation allowance was provided for the deferred tax asset as it is uncertain at that time whether the Company will have future taxable income. There were $5,144,926 of NOLs generated prior to 2018 will begin to expire in 2036. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the 80% taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. Once fully utilized in the current year, the Company will have no remaining NOLs available for use. In accordance with Section 382 of the Internal Revenue Code, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company does not believe that such an ownership change has occurred to date.

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. The Company has evaluated tax positions taken by the Company and has concluded that as of March 31, 2022 and 2021, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended December 31, 2016, December 31, 2017 and March 31, 2018, 2019, 2020, 2021 and 2022 are subject to audit.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – INTANGIBLE ASSETS

Total amortization expense of our intangible assets was $13,072,967 and $1,971,788 for the years ended March 31, 2022 and 2021, respectively.

Intangible assets consisted of the following:

		March 31, 2022
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		250,000	7,074,005	151,763,617

Accumulated amortization – Licensing Agreements		(250,000)	-	-
Accumulated amortization – Patents		-	(1,547,787)	-
Accumulated amortization – Intangible Assets		-	-	(15,463,230)
		$-	$5,526,218	$136,300,387

		March 31, 2021
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
		250,000	7,074,005	5,146,237

Accumulated amortization – Licensing Agreements		(208,333)	-	-
Accumulated amortization – Patents		-	(1,054,438)	-
Accumulated amortization – Intangible Assets		-	-	(2,925,279)
		$41,667	$6,019,567	$2,220,958

Annual estimated amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2023	$13,095,215
2024	13,074,489
2025	12,664,775
2026	12,664,775
2027	12,553,355
Thereafter	77,773,996
$141,826,605

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – SEGMENTS

On April 30, 2021, the Company entered into an agreement and plan of merger with Gemini, which, along with its subsidiaries, engages primarily in the operation of an online marketplace dedicated to firearms, hunting, shooting and related products. As a result, at March 31, 2022, our Chief Executive Officer reviews financial performance based on two operating segments as follows:

●	Ammunition – which consists of our manufacturing business. The Ammunition segment engages in the design, production and marketing of ammunition and ammunition component products.
●	Marketplace – which consists of the GunBroker.com marketplace. In its role as an auction site, GunBroker.com supports the lawful sale of firearms, ammunition and hunting/shooting accessories.

Ammunition generated approximately 73% of our revenue for the year ended March 31, 2022, while Marketplace generated approximately 96% of our operating income. The following tables set forth certain financial information utilized by management to evaluate our operating segments for the interim period presented:

We note the acquisition of Gemini created a second reportable segment. As such, we did not report segment detail in previous periods.

	For the Year Ended March 31, 2022
	Ammunition	Marketplace	Total

Net Revenues	$175,660,650	$64,608,516	$240,269,166
Cost of Revenues	142,773,306	8,732,351	151,505,657
General and administrative expense	29,477,691	8,434,308	37,911,999
Depreciation and amortization	1,579,778	12,122,370	13,702,148
Income from Operations	$1,829,875	$35,319,487	$37,149,362

Total assets by segment were as follows:

For the Year Ended March 31, 2022

Ammunition	$160,305,107
Marketplace	253,873,206
Total	$414,178,313

Total capital expenditures by segment were as follows:

For the Year Ended March 31, 2022

Ammunition	$17,728,023
Marketplace	1,490,959
Total	$19,218,982

NOTE 21 - SUBSEQUENT EVENTS

Construction Loan

As of June 24, 2022, subsequent to the year ended March 31, 2022, Hiawatha has made advances of Loan funds totaling approximately $5.8 million, including a $1.0 million cash collateral advance per the terms of the agreement.

Common Stock Issuances

Subsequent to March 31, 2022, we issued 65,000 shares of Common Stock to employees as compensation for a total value of $227,500 or $3.50 per share. We issued 99,762 shares of our Common Stock issued in accordance with the cashless exercise of a warrant for a total value of $496,043. Additionally, 62,500 shares of Common Stock were cancelled for a total value of $218,750.

