Form 10-Q
period 2022-06-30
AMMO, INC.
filed 2022-08-15
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 116,961,005 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMMO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,901,109	$23,281,475
Accounts receivable, net	38,997,537	43,955,084
Due from related parties	1,559,000	15,000
Inventories	64,588,248	59,016,152
Prepaid expenses	4,576,824	3,423,925
Current portion of restricted cash	500,000	-
Total Current Assets	131,122,718	129,691,636

Equipment, net	46,669,664	37,637,806

Other Assets:
Deposits	11,829,304	11,360,322
Restricted cash, net of current portion	500,000	-
Patents, net	5,402,852	5,526,218
Other intangible assets, net	133,156,993	136,300,387
Goodwill	90,870,094	90,870,094
Right of use assets – operating leases	2,583,344	2,791,850
TOTAL ASSETS	$422,134,969	$414,178,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,807,732	$26,817,083
Factoring liability	228,026	485,671
Accrued liabilities	7,012,674	6,178,814
Inventory credit facility	92,332	825,675
Current portion of operating lease liability	811,139	831,429
Current portion of note payable related party	700,507	684,639
Current portion of construction note	200,133
Insurance premium note payable	1,501,846	-
Total Current Liabilities	34,354,389	35,823,311

Long-term Liabilities:
Contingent consideration payable	202,840	204,142
Notes payable related party, net of current portion	-	181,132
Construction note payable, net of unamortized issuance costs	5,634,368	38,330
Operating lease liability, net of current portion	1,900,559	2,091,351
Deferred income tax liability	2,037,445	1,536,481
Total Liabilities	44,129,601	39,874,747

Shareholders’ Equity:
Series A cumulative perpetual preferred Stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized 116,923,884 and 116,485,747 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	116,924	116,487
Additional paid-in capital	386,648,901	385,426,431
Accumulated deficit	(8,761,857)	(11,240,752)
Total Shareholders’ Equity	378,005,368	374,303,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$422,134,969	$414,178,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2022	2021

Net Revenues
Ammunition sales	$40,969,883	$28,351,780
Marketplace revenue	16,504,946	12,272,066
Casing sales	3,281,197	3,852,486
	60,756,026	44,476,332

Cost of Revenues	42,620,364	25,505,438
Gross Profit	18,135,662	18,970,894

Operating Expenses
Selling and marketing	1,908,170	1,165,849
Corporate general and administrative	5,029,297	3,156,597
Employee salaries and related expenses	2,785,098	2,356,873
Depreciation and amortization expense	3,350,356	2,611,061
Total operating expenses	13,072,921	9,290,380
Income from Operations	5,062,741	9,680,514

Other Expenses
Other income	193,498	21,425
Interest expense	(120,487)	(165,279)
Total other income/(expense)	73,011	(143,854)

Income before Income Taxes	5,135,752	9,536,660

Provision for Income Taxes	1,882,725	-

Net Income	3,253,027	9,536,660

Preferred Stock Dividend	(774,132)	(337,745)

Net Income Attributable to Common Stock Shareholders	$2,478,895	$9,198,915

Net Income per share
Basic	$0.02	$0.09
Diluted	$0.02	$0.08

Weighted average number of shares outstanding
Basic	116,560,372	105,876,867
Diluted	117,879,639	109,051,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended June 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Shares		Additional
		Par		Par	Paid-In	Accumulated
	Number	Value	Number	Value	Capital	(Deficit)	Total

Balance as of March 31, 2022	1,400,000	$1,400	116,485,747	$116,487	$385,426,431	$(11,240,752)	$374,303,566

Common stock issued for cashless warrant exercise	-	-	99,762	99	(99)	-	-
Employee stock awards	-	-	338,375	338	1,174,725	-	1,175,063
Stock grants	-	-	-	-	47,844	-	47,844
Preferred stock dividends declared						(638,071)	(638,071)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,061)	(136,061)
Net income	-	-	-	-	-	3,253,027	3,253,027

Balance as of June 30, 2022	1,400,000	$1,400	116,923,884	$116,924	$386,648,901	$(8,761,857)	$378,005,368

Balance as of March 31, 2021	-	$-	93,099,967	$93,100	$202,073,968	$(41,819,539)	$160,347,529

Acquisition stock issuances	-	-	18,500,000	18,500	131,947,282	-	131,965,782
Common stock issued for exercised warrants	-	-	219,144	219	477,592	-	477,811
Common stock issued for cashless warrant exercise	-	-	275,155	275	(275)	-	-
Common stock issued for services	-	-	750,000	750	1,499,250	-	1,500,000
Employee stock awards	-	-	202,500	203	699,297	-	699,500
Stock grants	-	-	-	-	66,914	-	66,914
Issuance of Series A Preferred Stock, net of issuance costs	1,400,000	1,400	-	-	31,007,396	-	31,008,796
Dividends accumulated on preferred stock	-	-	-	-	-	(337,745)	(337,745)
Net income	-	-	-	-	-	9,536,660	9,536,660

Balance as of June 30, 2021	1,400,000	$1,400	113,046,766	$113,047	$367,771,424	$(32,620,624)	$335,265,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net Income	3,253,027	9,536,660
Adjustments to reconcile Net Income to Net Cash provided by operations:
Depreciation and amortization	4,300,123	3,516,851
Debt discount amortization	20,813	-
Employee stock awards	1,175,063	699,500
Stock grants	47,844	66,914
Contingent consideration payable fair value	(1,302)	(56,638)
Allowance for doubtful accounts	711,372	71,157
Gain on disposal of assets	-	(12,044)
Reduction in right of use asset	208,506	27,087
Deferred income taxes	500,964	-
Changes in Current Assets and Liabilities
Accounts receivable	4,246,175	2,124,556
Due from related parties	(1,544,000)	-
Inventories	(5,572,096)	(12,072,607)
Prepaid expenses	882,620	1,114,473
Deposits	(493,982)	(3,119,492)
Accounts payable	(3,009,351)	7,021,584
Accrued liabilities	697,799	(208,131)
Operating lease liability	(211,082)	(39,203)
Net cash provided by operating activities	5,212,493	8,670,667

Cash flows from investing activities:
Purchase of equipment	(5,264,863)	(1,611,316)
Gemini acquisition	-	(50,651,444)
Proceeds from disposal of assets	-	59,800
Net cash used in investing activities	(5,264,863)	(52,202,960)

Cash flow from financing activities:
Payments on inventory facility, net	(733,343)	(832,143)
Proceeds from factoring liability	24,700,000	23,651,000
Payments on factoring liability	(24,957,645)	(24,397,199)
Payments on note payable – related party	(165,264)	(150,775)
Payments on insurance premium note payment	(533,673)	(415,003)
Proceeds from construction note payable	1,000,000
Preferred stock dividends paid	(638,071)	-
Payments on assumed debt from Gemini	-	(50,000,000)
Payments on note payable	-	(4,000,000)
Sale of preferred stock	-	35,000,000
Common stock issued for exercised warrants	-	477,811
Common stock issuance costs	-	(3,170,422)
Net cash used in financing activities	(1,327,996)	(23,836,731)

Net decrease in cash	(1,380,366)	(67,369,024)
Cash, beginning of period	23,281,475	118,341,471
Cash and restricted cash, end of period	$21,901,109	$50,972,447

(Continued)

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2022	2021

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$100,876	$189,116
Income taxes	$-	$-

Non-cash investing and financing activities:
Construction note payable	$4,800,358	$-
Insurance premium note payment	$2,035,519	$1,693,764
Dividends accumulated on preferred stock	$136,061	$337,745
Acquisition stock issuances	$-	$132,645,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and March 31, 2022

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2022. The results for the three month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended June 30, 2022 and 2021, (b) the financial position at June 30, 2022, and (c) cash flows for the three month periods ended June 30, 2022 and 2021.

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At June 30, 2022 and March 31, 2022, we reserved $3,766,624 and $3,055,252, respectively, of allowance for doubtful accounts.

Restricted Cash

We consider cash to be restricted when withdrawal or general use is legally restricted. Our restricted cash balance is comprised of cash on deposit with banks to secure the Construction Note Payable as discussed in Note 11. We report restricted cash in the Consolidated Balance Sheets as current or non-current classification based on the expected duration of the restriction.

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

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a quarterly royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the three months ended June 30, 2022 and 2021, the Company recognized royalty expenses of $44,044 and $3,404, respectively under this agreement.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three and nine months ended June 30, 2022 and 2021.

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

For the three months ended June 30, 2022, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	Revenues at June 30, 2022	Accounts Receivable
PERCENTAGES	Three Months Ended	June 30, 2022	March 31, 2022

Customers:
A	10.6%	-	11.8%
B	-	14.5%	-
	10.6%	14.5%	11.8%

Disaggregated Revenue Information

The following table represent a disaggregation of revenue from customers by category. We attribute net sales to categories by product or services types; ammunition, ammunition casings, and marketplace fees. We note that revenue recognition processes are consistent between product and service type, however, the amount, timing and uncertainty of revenue and cash flows may vary by each product type due to the customers of each product and service type.

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Ammunition sales	$40,969,883	$28,351,780
Marketplace fee revenue	16,504,946	12,272,066
Ammunition casings sales	3,281,197	3,852,486
Total Revenues	$60,756,026	$44,476,332

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell directly to customers online. In contrast, our ammunition casings products are sold to manufacturers. Marketplace fees are generated through our GunBroker.com online auction marketplace.

Advertising Costs

We expense advertising costs as they are incurred in selling and marketing expenses of operating expenses. Marketplace advertising costs are expenses as they are incurred in cost of revenues. We incurred advertising expenses of $550,447 and $116,433 for the three months ended June 30, 2022 and 2021, respectively, recognized in selling and marketing expenses and $182,104 and $19,000 of marketplace advertising expenses recognized in cost of revenues for the three months ended June 30, 2022 and 2021, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable, and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”). which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. Stock-based compensation is recognized on a straight line basis over the vesting periods and forfeitures are recognized in the periods they occur. There were 338,375 and 202,500 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the three months ended June 30, 2022 and 2021, respectively.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2022, our bank account balances exceeded federally insured limits.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three months ended June 30, 2022 and 2021, we recognized approximately $3.7 million and $2.4 million respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. On September 24, 2019, the Company received notice that a former employee that had voluntarily terminated filed a complaint against the Company, and certain individuals, with the U.S. Department of Labor (“DOL”). The Complaint in alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such disclosures, the individual experienced a hostile work environment; that the Company lacks sufficient internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the shareholders. The claims were investigated by a newly appointed Special Investigative Committee made up of independent directors represented by special independent legal counsel. The Special Investigative Committee and legal counsel found the material claims were unsubstantiated, including those concerning alleged SEC violations, and recommended enhancements to certain corporate governance charter documents and processes which the Company promptly implemented. The Parties participated in a successful mediation at the end of June 2022 and all matters relating to this former employee/claimant were confidentially resolved with the lawsuit dismissed with prejudice (Order pending). The settlement was covered by our Employment Practices Liability Policy and didn’t amount to a material amount. On February 10, 2022, AMMO filed a Texas state court complaint against Expansion Industries pursing eight (8) claims in pursuit of recovery of AMMO’s in primer acquisition deposit monies (i.e. Breach of Contract, Common Law Fraud, Violations of Texas Theft Liability Act, Conversion, Negligent Misrepresentation, Unjust Enrichment, Money Had and Received and Constructive Trust). AMMO has since moved aggressively to further the process, including successfully garnishing a portion of the deposit monies in Expansion bank accounts, filing a Motion for Summary Judgement, continuing to pursue written discovery, and amending the Complaint to add Expansion principal as an individual party. Discovery continues at this date while the Company awaits the ruling on its Motion for Summary Judgment. AMMO will continue to move forward aggressively with the claims to recover the deposit monies. There were no other known contingencies at June 30, 2022.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INCOME PER COMMON SHARE

We calculate basic income per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants. We use the treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 2,833,755 shares of common stock. The Company excluded warrants of 150,000 for the three months ended June 30, 2022, from the weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	For the Three Months Ended June 30,
	2022	2021

Numerator:
Net income	$3,253,027	$9,536,660
Less: Preferred stock dividends	(774,132)	(337,745)
Net income attributable to common stockholders	$2,478,895	$9,198,915

Denominator:
Weighted average shares of common stock - basic	116,560,372	105,876,867
Effect of dilutive common stock purchase warrants	1,287,280	2,024,037
Effect of dilutive equity incentive awards	31,987	139,909
Effect of dilutive contingently issuable common stock	-	1,010,869
	117,879,639	109,051,682

Basic earnings per share:
Income/(loss) per share attributable to common stockholders - basic	$0.02	$0.09

Diluted earnings per share:
Income/(loss) per share attributable to common stockholders - diluted	$0.02	$0.08

NOTE 4 – INVENTORIES

At June 30, 2022 and March 31, 2022, the inventory balances are composed of:

	June 30, 2022	March 31, 2022
Finished product	$11,906,050	$6,167,318
Raw materials	32,918,290	33,924,813
Work in process	19,763,908	18,924,021
	$64,588,248	$59,016,152

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equipment consisted of the following at June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Construction in progress	$22,564,493	$14,335,371
Leasehold Improvements	257,009	257,009
Furniture and Fixtures	343,014	343,014
Vehicles	153,254	153,254
Equipment	34,360,949	32,524,850
Tooling	143,710	143,710
Total property and equipment	$57,822,429	$47,757,208
Less accumulated depreciation	(11,152,765)	(10,119,402)
Net equipment	$46,669,664	$37,637,806

Depreciation Expense for the three months ended June 30, 2022 and 2021 totaled $1,033,363 and $995,334, respectively. Of these totals, $826,401 and $769,956 were included in cost of goods sold for the three months ending June 30, 2022 and 2021. Additionally, $206,962 and $225,378 were included in depreciation and amortization expenses in operating expenses.

NOTE 6 – DUE FROM RELATED PARTIES

On June 30, 2022, we posted a bond of approximately $1.6 million related to a judgement assessed to GunBroker.com. Per the terms of the Merger Agreement, the Seller is required to pay or be liable for these losses (capitalized terms are defined in Note 14). Accordingly, on August 1, 2022, we received these funds.

NOTE 7 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. As of June 30, 2022, the outstanding balance of the Factoring Liability was $228,026. For the three months ended June 30, 2022, interest expense recognized on the Factoring Liability was $59,816 including $37,500 of amortization of the commitment fee and for the three months ended June 30, 2021 was $41,579.

On June 17, 2021, this agreement was amended which extended the maturity date to June 17, 2023.

NOTE 8 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. As of June 30, 2022, the outstanding balance of the Inventory Credit Facility was $92,332. Interest expense recognized on the Inventory Credit Facility was $5,142 for the three months ended June 30, 2022 and $17,659, including $8,561 of amortization of the annual fee for the three months ended June 30, 2021.

NOTE 9 – LEASES

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

As of June 30, 2022 and March 31, 2022, total Right of Use Assets were $2,583,344 and $2,791,850, respectively. As of June 30, 2022 and March 31, 2022, total Operating Lease Liabilities were $2,711,698 and $2,922,780, respectively. The current portion of our Operating Lease Liability on June 30, 2022 and March 31, 2022 is $811,139 and $831,429 respectively and is reported as a current liability. The remaining $1,900,559 of the total $2,711,698 for the quarter ended June 30, 2022 and the $2,091,351 of the total $2,922,780 for the year ended March 31, 2022 of the Operating Lease Liability is presented as a long-term liability net of the current portion.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.4 years and 10.0%, respectively.

Future minimum lease payments under non-cancellable leases as of June 30, 2022 are as follows:

Years Ended March 31,
2022 (1)	$782,069
2023	992,620
2024	796,066
2025	351,962
2026	257,508
Thereafter	43,660
3,223,885
Less: Amount Representing Interest	(512,187)
$2,711,698

(1)	This amount represents future lease payments for the remaining nine months of fiscal year 2023. It does not include any lease payments for the three months ended June 30, 2022.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTES PAYABLE – RELATED PARTY

For the three months ended June 30, 2022 and 2021, the Company made $165,264 and $150,755 in principal payments, respectively, in connection with the Amended Note B, an amended related party note payable with Jagemann Stamping Company (“JSC”). We entered to the Amended Note B with JSC on November 4, 2020 and the note matures on June 26, 2023. We recognized $18,652 and $33,141 in interest expenses for the three months ended June 30, 2022 and 2021, respectively.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONSTRUCTION NOTE PAYABLE

On October 14, 2021, we entered into a Construction Loan Agreement (the “Loan Agreement”) with Hiawatha National Bank (“Hiawatha”). The Loan Agreement specifies that Hiawatha may lend up to $11,625,000 to the Borrower to pay a portion of the construction costs of an approximately 160,000 square foot manufacturing facility to be constructed our property (the “Loan”). The first advance of Loan funds by Hiawatha was made on October 14, 2021 in the amount of $329,843. We expect to receive further advances of Loan funds approximately every month as our “owner’s equity” is fully funded into the ongoing new plant construction project. The Loan is an advancing term loan and not a revolving loan so any portion of the principal repaid cannot be reborrowed.

Additionally, on October 14, 2021, we issued a Promissory Note in favor of Hiawatha (the “Note”) in the amount of up to $11,625,000 with an interest rate of four and one-half percent (4.5%). The maturity date of the Note is October 14, 2026.

We can prepay the Note in whole or in part starting in July 2022 with a prepayment premium of one percent (1%) of the principal being prepaid.

The Loan Agreement contains customary events of default including, but not limited to, a failure to make any payments pursuant to the Loan Agreement or Note, a failure to complete construction of the project, a lien of $100,000 or more against the property, or a transfer of the property without Hiawatha’s consent. Upon the occurrence of an event of default, among other remedies, the amounts due pursuant to the Loan can be accelerated, Hiawatha can foreclose on the property pursuant to the mortgage, and a late charge of five percent (5%) of the amount due will be owed with all amounts then owed pursuant to the Note bearing interest at an increased rate.

For the three months ended June 30, 2022, approximately $5.8 million of Loan funds were advanced including $1.0 million of cash collateral or restricted cash as security for the Loan. The restricted cash can be released per the terms documented in the Loan Agreement filed with the Commission on Form 10-Q on February 14, 2022.

NOTE 12 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

During the three month period ended June 30, 2022, we issued 438,137 shares of common stock as follows:

●	99,762 shares were issued for cashless exercise of 100,000 warrants
●	338,375 shares valued at $1,175,063 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2022, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2022	2,933,755	$2.32	2.29
Granted	-	-	-
Exercised	(100,000)	0.01	4.44
Forfeited or cancelled	-	-	-
Outstanding at June 30, 2022	2,833,755	$2.40	2.01
Exercisable at June 30, 2022	2,833,755	$2.40	2.01

As of June 30, 2022, we had 2,833,755 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 1,821,567 shares of our Common Stock at an exercise price of $2.00 per share consisting of 32% of the warrants until August 2024, and 68% until February 2026; (3) warrants to purchase 474,966 shares of Common Stock at an exercise price of $2.40 until September 2024; (4) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025, and (5) warrants to purchase 150,000 shares of Common Stock at an exercise price of $6.72 until February 2024.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – PREFERRED STOCK

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

We accumulated $136,061 and $337,745 of Preferred Dividends as of June 30, 2022 and 2021, respectively.

On May 12, 2022, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning March 15, 2022 through and including June 14, 2022 payable on June 15, 2022 to holders of record of Series A Preferred Stock on May 31, 2022 equal to $0.559027777777778 per share. Dividends totaling $782,639 were paid on June 15, 2022.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - ACQUISITION

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recorded approximately $1.3 million in transaction costs during the three months ended June 30, 2021.

NOTE 15 – GOODWILL AND INTANGIBLE ASSETS

During our fiscal year ended March 31, 2022, we recorded $90,870,094 of Goodwill generated from our Merger with Gemini.

Amortization expenses related to our intangible assets for the three months ended June 30, 2022 and 2021 were $3,266,760 and $2,521,517, respectively.

		June 30, 2022
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		250,000	7,074,005	151,763,617

Accumulated amortization – Licensing Agreements		(250,000)	-	-
Accumulated amortization – Patents		-	(1,671,153)	-
Accumulated amortization – Intangible Assets		-	-	(18,606,624)
		$-	$5,402,852	$133,156,993

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2023 (1)	$9,828,455
2024	13,074,489
2025	12,664,775
2026	12,664,775
2027	12,553,355
Thereafter	77,773,996
$138,559,845

(1)	This amount represents future amortization for the remaining nine months of fiscal year 2023. It does not include any amortization for the three months ended June 30, 2022.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SEGMENTS

On April 30, 2021, we entered into an agreement and plan of merger with Gemini, which, along with its subsidiaries, engages primarily in the operation of an online marketplace dedicated to firearms, hunting, shooting and related products, which created a second reportable segment. Our Chief Executive Officer reviews financial performance based on our two operating segments as follows:

●	Ammunition – which consists of our manufacturing business. The Ammunition segment engages in the design, production and marketing of ammunition and ammunition component products.
●	Marketplace – which consists of the GunBroker.com marketplace. In its role as an auction site, GunBroker.com supports the lawful sale of firearms, ammunition and hunting/shooting accessories.

In the current period, we began the reporting of the separate allocation of certain corporate general and administrative expenses including non-cash stock compensation expense, as such we have updated the prior period disclosure herein. The following tables set forth certain financial information utilized by management to evaluate our operating segments for the interim period presented:

	For the Three Months Ended June 30, 2022
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$44,251,080	$16,504,946	$-	$60,756,026
Cost of Revenues	40,337,015	2,283,349	-	42,620,364
General and administrative expense	3,673,112	2,433,729	3,615,724	9,722,565
Depreciation and amortization	146,412	3,203,944	-	3,350,356
Income from Operations	$94,541	$8,583,924	$(3,615,724)	$5,062,741

	For the Three Months Ended June 30, 2021
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$32,204,266	$12,272,066	$-	$44,476,332
Cost of Revenues	23,848,248	1,657,190	-	25,505,438
General and administrative expense	2,877,354	1,002,564	2,799,401	6,679,319
Depreciation and amortization	420,242	2,190,819	-	2,611,061
Income from Operations	$5,058,422	$7,421,493	$(2,799,401)	$9,680,514

NOTE 17 – INCOME TAXES

The income tax provision effective tax rates were 37.0% and 0.0% for the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022 and 2021, the effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes for the three months ended June 30, 2022 and the change in the valuation allowance for the three months ended June 30, 2021. The effective tax rates increased during the three months ended June 30, 2022 compared to the prior year period due to an increase in income from operations.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended December 31, 2016, December 31, 2017, and March 31, 2018, 2019, 2020, 2021, and 2022 are subject to audit.

NOTE 18 – SUBSEQUENT EVENTS

Manufacturing Business Spin-Off

On August 15, 2022, we announced that our Board of Directors have unanimously approved the spin-off of our manufacturing business into a separate publicly traded company. We expect that this the transaction will be in the form of a distribution to our shareholders of 100% of the stock of the new independent publicly traded company. The distribution is intended to be tax-free to both companies and their shareholders for U.S. federal income tax purposes The marketplace business will remain a part of the Company, operating under a new name and ticker symbol. As of this date, we reasonably anticipate the transaction will be completed in the 2023 calendar year, subject to final approval by our Board of Directors, a Form 10 registration statement being declared effective by the U.S. Securities and Exchange Commission, regulatory approvals and satisfaction of other standard and necessary terms and conditions. There can be no assurance the transaction will be consummated or as concerns the ultimate timing of the proposed transaction.

Common Stock Issuances

Subsequent to the June 30, 2022, the Company issued 25,000 shares for employees as compensation for a total value of $87,500 or $3.50 per share. Additionally, 12,121 shares were issued pursuant the exercise of warrants for a total value of $24,242.

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

Our innovative line of match grade armor piercing (“AP”), hard armor piercing incendiary (“HAPI”) tactical and ballistically matched (“BMMPR”) rounds are the centerpiece of the Company’s strategy to address the unique needs of the armed forces community. This ammunition was designed around a match grade portfolio of projectiles, that include a solid copper boat tail and armor piercing configuration. The distinction between these rounds and other sold, is that the manufacturing process was engineered to ensure extremely tight tolerances between each projectile manufactured, ensuring for the end user that the ballistic trajectory remains consistent between rounds without regard to the actual configuration or round fired. The Company has aligned its manufacturing operations to support the large caliber demand from military personnel, such as the 7.62x39, .300NM, .338 Lapua, 12.7 mm and .50 caliber BMG configurations. On February 2, 2021, we announced that we restarted our improved .50 caliber manufacturing line to address increased market demand and fulfill current orders.

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

Results of Operations

Our financial results for the three months ended June 30, 2022 reflect our newly positioned organization as we transition into our new manufacturing facility. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on growing our top line revenue, and streamlining our operations, and as a result, we experienced a 36.6% increase in our Net Revenues for the three months ended June 30, 2022 compared with the three months ended June 30, 2021. This was the result of production capacity increase, as well as a full quarter of operations for our new marketplace, GunBroker.com, in comparison to the prior year period.

The following table presents summarized financial information taken from our condensed consolidated statements of operations for the three ended June 30, 2022 compared with the three months ended June 30, 2021:

	For the Three Months Ending
	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Net Sales	$60,756,026	$44,476,332
Cost of Revenues	42,620,364	25,505,438
Gross Profit	18,135,662	18,970,894
Sales, General & Administrative Expenses	13,072,921	9,290,380
Income from Operations	5,062,741	9,680,514
Other income (expense)
Other income (expense)	73,011	(143,854)
Income before provision for income taxes	$5,135,752	$9,536,660
Provision for income taxes	1,882,725	-
Net Income	$3,253,027	$9,536,660

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

Adjusted EBITDA

	For the Three Months Ended
	June 30, 2022	June 30, 2021

Reconciliation of GAAP net income to Adjusted EBITDA
Net Income	$3,253,027	$9,536,660
Depreciation and amortization	4,300,123	3,516,851
Provision for income taxes	1,882,725	-
Excise taxes	3,712,341	2,397,771
Interest expense, net	120,487	165,279
Employee stock awards	1,175,063	699,500
Stock grants	47,844	66,914
Other income, net	(193,498)	(21,425)
Contingent consideration fair value	(1,302)	(56,638)
Adjusted EBITDA	$14,296,810	$16,304,912

Adjusted EBITDA is a non-GAAP financial measure that displays our net income (loss), adjusted to eliminate the effect of certain items as described below.

We have excluded the following non-cash expenses from our non-GAAP financial measures: provision or benefit for income taxes, depreciation and amortization, share-based or warrant-based compensation expenses, and changes to the contingent consideration fair value. We believe it is useful to exclude these non-cash expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the three months ended June 30, 2022 and 2021. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™ and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries lower gross margins.

	For the Three Months Ending
	June 30, 2022	June 30, 2021
Proprietary Ammunition	$2,855,934	$1,110,621
Standard Ammunition	38,113,949	27,241,159
Ammunition Casings	3,281,197	3,852,486
Marketplace Revenue	16,504,946	12,272,066
Total Sales	$60,756,026	$44,476,332

Sales for the three months ended June 30, 2022 increased 36.6% or approximately $16.3 million, over the three months ended June 30, 2021. This increase was the result of approximately $10.9 million of increased sales in bulk pistol and rifle ammunition, an increase of approximately $1.8 million of sales of Proprietary Ammunition, a decrease of approximately $0.6 million of sales from our casing operations, and an increase of approximately $4.2 million of revenue generated from our marketplace, GunBroker.com, which includes auction revenue, payment processing revenue, and shipping income. Management expects the sales growth rate of Proprietary Ammunition to greatly outpace the sales of our Standard Ammunition.

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

Cost of Revenues

Cost of Revenues increased by approximately $17.1 million from $25.5 million to $42.6 million for the three months ended June 30, 2022 compared to the comparable period ended in 2021. This was the result of a significant increase in net sales as well increases to non-cash depreciation related to increases in production equipment, expensing of increased labor, overhead, and raw materials used to produce finished product during 2022 as compared to 2021, and additional cost of revenues related to a full quarter of operations from our marketplace, GunBroker.com, in comparison to the prior year period.

Gross Margin

Our gross margin percentage decreased to 29.8% from 42.7% during the three months ended June 30, 2022 as compared to the same period in 2021. The decrease in our gross margin was related to increased costs of raw materials, labor, and overhead costs.

We believe as we continue to grow sales through new markets and expanded distribution that our gross margins will also increase by efficiencies added through our new production facility scheduled to come online this fiscal year. Our goal in the next 12 to 24 months is to continue to improve our gross margins. This will be accomplished through the following:

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

Operating Expenses

Overall, for the three months ended June 30, 2022, our operating expenses increased by approximately $3.8 million over the three months ended June 30, 2021 and increased as a percentage of sales from 20.1% for the three months ended June 30, 2021 to 21.5% for the three months ended June 30, 2022. Our operating expenses include non-cash depreciation and amortization expense of approximately $3.4 million for the three months ended June 30, 2022. Our operating expenses consisted of commissions related to our sales increases, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, board members, and key consultants for the organization during the period. Operating expenses for the three months ended June 30, 2022 included noncash expenses of approximately $4.6 million. We expect to see administrative expenditures decrease as a percentage of sales in the 2023 fiscal year, as we leverage our work force and expand our sales opportunities.

During the three months ended June 30, 2022, our selling and marketing expenses increased by approximately $0.7 million in comparison to the three months ended June 30, 2021. The increase was primarily related to commission on the increases in the sale of our products resulting of approximately $0.4 million for the three months ended June 30, 2021 in comparison to the comparable prior period, as well as an increase of approximately $0.5 million in advertising and marketing costs for the same period.

Our corporate general & administrative expenses increased approximately $1.9 million in the three months ended June 30, 2022 from the comparable prior period mainly due to inclusion of the full quarter of Gemini expenses for the quarter ended June 30, 2021, as compared to partial inclusion during the quarter ended June 30, 2021, as a result of the acquisition occurring on April 30, 2021.

Employee salaries and related expenses increased approximately $0.4 million for the three months ended June 30, 2022 compared to the comparable period ended in 2021. The increase for the three months ended June 30, 2022 when compared to the prior period was primary related to an increase of stock compensation of approximately $0.5 million.

Depreciation and amortization expenses for the three ended June 30, 2022 increased by approximately $0.7 million from the comparable prior period due to increases in the carrying value of equipment.

Interest and Other Expenses

For the three months ended June 30, 2022, interest expense decreased by approximately $0.1 million compared with the comparable three months ended June 30, 2021. The change from the prior periods was mainly due to the repayment of notes during the three months ended June 30, 2021.

Income Taxes

For the three months ended June 30, 2022, we recorded a provision for federal and state income taxes of approximate $1.9 million. There was no provision for federal and state income taxes during the three months ended June 30, 2021.

Net Income

We ended the three months ended June 30, 2022 with a net income of approximately $3.2 million compared with a net income of approximately $9.5 million for the three months ended June 30, 2021.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of June 30, 2022, we had $20,901,109 of cash and cash equivalents, a decrease of $2,380,366 from March 31, 2022.

Working Capital is summarized and compared as follows:

	June 30, 2022	March 31, 2022
Current assets	$131,122,718	$129,691,636
Current liabilities	34,354,389	35,823,311
	$96,768,329	$93,868,325

Changes in cash flows are summarized as follows:

Operating Activities

For the three months ended June 30, 2022, net cash provided by operations totaled approximately $5.2 million. This was primarily the result of net income of approximately $3.3 million, which was offset by increases in our inventories of approximately $5.6 million, increases in deposits of approximately $0.5 million, decreases in our accounts receivable of approximately $4.2 million, decreases in prepaid expenses of approximately $0.9 million, and decreases in our accounts payable of $3.0 million. Non-cash expenses for depreciation and amortization totaled approximately $4.3 million and non-cash expenses for employee stock awards totaled $1.2 million.

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

Investing Activities

During the three months ended June 30, 2022, we used approximately $5.3 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $5.3 million related to purchases of production equipment and the construction of our new manufacturing facility in Manitowoc, WI.

During the three months ended June 30, 2021, we used approximately $52.2 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $50.7 million used in connection with the merger of Gemini, and approximately $1.6 million related to purchases of production equipment and the construction of our new manufacturing facility in Manitowoc, WI.

Financing Activities

During the three months ended June 30, 2022, net cash used in financing activities was approximately $1.3 million. This was the net effect of an approximate $0.7 million reduction in our Inventory Credit Facility, approximately $0.5 million from insurance premium note payments, and generation of approximately $24.7 million from accounts receivable factoring, which was offset by payments of approximately $25.0 million.

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

Leases

We lease six locations that are used for our offices, production, and warehousing. As of June 30, 2022, we had $3.2 million of fixed lease payment obligations with $1.0 million payable within the next 12 months. Please refer to Note 9 – Leases for additional information.

Related Party Note Payable

As of June 30, 2022, we had an outstanding balance on our Related Party Note Payable of approximately $0.7 million, which is due within the next 12 months.

Construction Note Payable

We will finance a portion of our new production facility with our Construction Note Payable. We expect to make $0.6 million in principal and interest payments within the next 12 months. The total principal balance of the Construction Note is expected to be $11.6 million upon completion of the project and will mature on October 14, 2026.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, and stock-based compensation. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended March 31, 2022, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three months ended June 30, 2022. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective. Our controls were ineffective due to the size of the Company and available resources. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended June 30, 2022, in accordance with GAAP.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarterly period from April 1, 2022 to June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2022 that were not previously reported in a Current Report on Form 8-K except as follows:

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

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: August 15, 2022	By:	Fred W. Wagenhals, Chief Executive Officer

/s/ Robert D. Wiley
Dated: August 15, 2022	By:	Robert D. Wiley, Chief Financial Officer

