Form 10-Q
period 2022-09-30
AMMO, INC.
filed 2022-11-14
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, there were 117,449,755 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMMO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$29,004,539	$23,281,475
Accounts receivable, net	30,430,044	43,955,084
Due from related parties	6,000	15,000
Inventories	68,607,008	59,016,152
Prepaid expenses	4,328,855	3,423,925
Current portion of restricted cash	500,000	-
Total Current Assets	132,876,446	129,691,636

Property and Equipment, net	53,786,118	37,637,806

Other Assets:
Deposits	8,701,667	11,360,322
Restricted cash, net of current portion	500,000	-
Patents, net	5,279,486	5,526,218
Other intangible assets, net	130,013,599	136,300,387
Goodwill	90,870,094	90,870,094
Right of use assets – operating leases	2,393,817	2,791,850
TOTAL ASSETS	$424,421,227	$414,178,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,799,668	$26,817,083
Factoring liability	794,389	485,671
Accrued liabilities	5,019,029	6,178,814
Inventory credit facility	-	825,675
Current portion of operating lease liability	836,544	831,429
Current portion of note payable related party	531,397	684,639
Current portion of construction note payable	243,372	-
Insurance premium note payable	701,336	-
Total Current Liabilities	31,925,735	35,823,311

Long-term Liabilities:
Contingent consideration payable	178,896	204,142
Notes payable related party, net of current portion	-	181,132
Construction note payable, net of unamortized issuance costs	10,616,164	38,330
Operating lease liability, net of current portion	1,683,052	2,091,351
Deferred income tax liability	2,353,791	1,536,481
Total Liabilities	46,757,638	39,874,747

Shareholders’ Equity:
Series A cumulative perpetual preferred Stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized 117,274,755 and 116,485,747 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively	117,275	116,487
Additional paid-in capital	387,892,917	385,426,431
Accumulated deficit	(10,348,003)	(11,240,752)
Total Shareholders’ Equity	377,663,589	374,303,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$424,421,227	$414,178,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021

Net Revenues
Ammunition sales	$29,386,969	$40,208,402	$70,356,852	$68,560,182
Marketplace revenue	14,562,694	16,777,216	31,067,640	29,049,282
Casing sales	4,338,896	4,016,467	7,620,093	7,868,953
	48,288,559	61,002,085	109,044,585	105,478,417

Cost of Revenues	35,452,850	34,786,017	78,073,214	60,291,455
Gross Profit	12,835,709	26,216,068	30,971,371	45,186,962

Operating Expenses
Selling and marketing	1,068,501	1,550,394	2,976,671	2,716,243
Corporate general and administrative	5,055,699	4,082,236	10,084,996	7,238,833
Employee salaries and related expenses	3,923,700	2,647,108	6,708,798	5,003,981
Depreciation and amortization expense	3,291,322	3,708,012	6,641,678	6,319,073
Total operating expenses	13,339,222	11,987,750	26,412,143	21,278,130
Income/(Loss) from Operations	(503,513)	14,228,318	4,559,228	23,908,832

Other Expenses
Other income	5,098	-	198,596	21,425
Interest expense	(97,265)	(112,806)	(217,752)	(278,085)
Total other income/(expense)	(92,167)	(112,806)	(19,156)	(256,660)

Income/(Loss) before Income Taxes	(595,680)	14,115,512	4,540,072	23,652,172

Provision for Income Taxes	207,827	-	2,090,552	-

Net Income/(Loss)	(803,507)	14,115,512	2,449,520	23,652,172

Preferred Stock Dividend	(782,639)	(782,639)	(1,556,771)	(1,120,384)

Net Income/(Loss) Attributable to Common Stock Shareholders	$(1,586,146)	$13,332,873	$892,749	$22,531,788

Net Income/(Loss) per share
Basic	$(0.01)	$0.12	$0.01	$0.21
Diluted	$(0.01)	$0.11	$0.01	$0.20

Weighted average number of shares outstanding
Basic	116,927,607	113,174,363	116,744,972	109,545,553
Diluted	116,927,607	116,721,949	118,063,619	112,848,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Shares		Additional
	Number	Par Value	Number	Par Value	Paid-In Capital	Accumulated (Deficit)	Total

Balance as of March 31, 2022	1,400,000	$1,400	116,485,747	$116,487	$385,426,431	$(11,240,752)	$374,303,566

Common stock issued for cashless warrant exercise	-	-	99,762	99	(99)	-	-
Employee stock awards	-	-	338,375	338	1,174,725	-	1,175,063
Stock grants	-	-	-	-	47,844	-	47,844
Preferred stock dividends declared	-	-	-	-	-	(638,071)	(638,071)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,061)	(136,061)
Net income	-	-	-	-	-	3,253,027	3,253,027

Balance as of June 30, 2022	1,400,000	$1,400	116,923,884	$116,924	$386,648,901	$(8,761,857)	$378,005,368

Common stock issued for exercised warrants	-	-	12,121	12	24,230	-	24,242
Employee stock awards	-	-	338,750	339	1,176,036	-	1,176,375
Stock grants	-	-	-	-	43,750	-	43,750
Preferred stock dividend	-	-	-	-	-	(646,595)	(646,595)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,044)	(136,044)
Net loss	-	-	-	-	-	(803,507)	(803,507)

Balance as of September 30, 2022	1,400,000	$1,400	117,274,755	$117,275	$387,892,917	$(10,348,003)	$377,663,589

	Preferred Stock		Common Shares		Additional
	Number	Par Value	Number	Par Value	Paid-In Capital	Accumulated (Deficit)	Total

Balance as of March 31, 2021	-	$-	93,099,967	$93,100	$202,073,968	$(41,819,539)	$160,347,529

Acquisition stock issuances	-	-	18,500,000	18,500	132,626,500	-	132,645,000
Common stock issued for exercised warrants	-	-	219,144	219	477,592	-	477,811
Common stock issued for cashless warrant exercise	-	-	275,155	275	(275)	-	-
Common stock issued for services and equipment	-	-	750,000	750	1,499,250	-	1,500,000
Employee stock awards	-	-	202,500	203	699,297	-	699,500
Stock grants	-	-	-	-	66,914	-	66,914
Issuance costs	-	-	-	-	(4,670,422)	-	(4,670,422)
Issuance of Series A Preferred Stock, net of issuance costs	1,400,000	1,400	-	-	34,998,600	-	35,000,000
Dividends accumulated on preferred stock	-	-	-	-	-	(337,745)	(337,745)
Net income	-	-	-	-	-	9,536,660	9,536,660

Balance as of June 30, 2021	1,400,000	$1,400	113,046,766	$113,047	$367,771,424	$(32,620,624)	$335,265,247

Acquisition stock issuances	-	-	-	-	(29,500)	-	(29,500)
Common stock issued for exercised warrants	-	-	160,998	161	343,684	-	343,845
Common stock issued for cashless warrant exercise	-	-	1,752	2	(2)	-	-
Common stock issued for services and equipment	-	-	21,250	21	127,479	-	127,500
Employee stock awards	-	-	352,250	352	1,153,273	-	1,153,625
Stock grants	-	-	-	-	65,098	-	65,098
Dividends accumulated on preferred stock	-	-	-	-	-	(782,639)	(782,639)
Net income	-	-	-	-	-	14,115,512	14,115,512

Balance as of September 30, 2021	1,400,000	$1,400	113,583,016	$113,583	$369,431,456	$(19,287,751)	$350,258,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net Income	$2,449,520	$23,652,172
Adjustments to reconcile Net Income to Net Cash provided by operations:
Depreciation and amortization	8,594,968	8,154,748
Debt discount amortization	41,626	-
Employee stock awards	2,351,438	1,853,125
Stock grants	91,594	132,012
Contingent consideration payable fair value	(25,246)	(60,082)
Allowance for doubtful accounts	934,135	585,260
Gain on disposal of assets	-	(12,044)
Reduction in right of use asset	398,033	268,693
Deferred income taxes	817,310	-
Changes in Current Assets and Liabilities
Accounts receivable	12,590,905	(14,210,318)
Due to (from) related parties	9,000	(277)
Inventories	(9,590,856)	(19,093,960)
Prepaid expenses	1,130,589	1,635,683
Deposits	2,633,655	(14,683,669)
Accounts payable	(3,017,415)	3,921,049
Accrued liabilities	(1,295,829)	1,010,222
Operating lease liability	(403,184)	(284,694)
Net cash provided by/(used in) operating activities	17,710,243	(7,132,080)

Cash flows from investing activities:
Purchase of equipment	(8,405,180)	(50,520,840)
Gemini acquisition	-	(5,235,749)
Proceeds from disposal of assets	-	59,800
Net cash used in investing activities	(8,405,180)	(55,696,789)

Cash flow from financing activities:
Payments on inventory facility, net	(825,675)	(896,287)
Proceeds from factoring liability	45,600,000	50,355,962
Payments on factoring liability	(45,291,282)	(49,066,474)
Payments on note payable – related party	(334,374)	(305,061)
Payments on insurance premium note payment	(1,334,183)	(1,074,210)
Proceeds from construction note payable	1,000,000	-
Preferred stock dividends paid	(1,420,727)	(337,745)
Payments on assumed debt from Gemini	-	(50,000,000)
Payments on note payable	-	(4,000,000)
Sale of preferred stock	-	35,000,000
Common stock issued for exercised warrants	24,242	949,156
Common stock issuance costs	-	(3,199,922)
Net cash used in financing activities	(2,581,999)	(22,574,581)

Net increase/(decrease) in cash	6,723,064	(85,403,450)
Cash, beginning of period	23,281,475	118,341,471
Cash and restricted cash, end of period	$30,004,539	$32,938,021

(Continued)

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2022	2021

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$141,131	$308,695
Income taxes	$1,302,811	$-

Non-cash investing and financing activities:
Construction note payable	$9,804,580	$-
Insurance premium note payment	$2,035,519	$2,166,852
Dividends accumulated on preferred stock	$136,044	$782,639
Operating lease liability	$-	$501,125
Acquisition stock issuances	$-	$132,645,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and March 31, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2022. The results for the three and six month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended September 30, 2022 and 2021, (b) the financial position at September 30, 2022, and (c) cash flows for the six month periods ended September 30, 2022 and 2021.

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At September 30, 2022 and March 31, 2022, we reserved $4,053,047 and $3,055,252, respectively, of allowance for doubtful accounts.

Restricted Cash

We consider cash to be restricted when withdrawal or general use is legally restricted. Our restricted cash balance is comprised of cash on deposit with banks to secure the Construction Note Payable as discussed in Note 10 . We report restricted cash in the Consolidated Balance Sheets as current or non-current classification based on the expected duration of the restriction.

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

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a quarterly royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the six months ended September 30, 2022 and 2021, the Company recognized royalty expenses of $80,546 and $3,404, respectively under this agreement.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three and six months ended September 30, 2022 and 2021.

Revenue Recognition

We generate revenue from the production and sale of ammunition, ammunition casings, and marketplace fee revenue, which includes auction revenue, payment processing revenue, and shipping income. We recognize revenue according to Accounting Standard Codification – Revenue from Contract with Customers (“ASC 606”). When the customer obtains control over the promised goods or services, we record revenue in the amount of consideration that we can expect to receive in exchange for those goods and services. We apply the following five-step model to determine revenue recognition:

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

For the three and six months ended September 30, 2022, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	Revenues at September 30, 2022		Accounts Receivable
PERCENTAGES	Three Months Ended	Six Months Ended	September 30, 2022	March 31, 2022

Customers:
A	-	-	-	11.8%
	-	-	-	11.8%

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

	For the Three Months Ended		For the Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Ammunition Sales	$29,386,969	$40,208,402	$70,356,852	$68,560,182
Marketplace fee revenue	14,562,694	16,777,216	31,067,640	29,049,282
Ammunition Casings Sales	4,338,896	4,016,467	7,620,093	7,868,953
Total Sales	$48,288,559	$61,002,085	$109,044,585	$105,478,417

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell directly to customers online. In contrast, our ammunition casings products are sold to manufacturers. Marketplace fees are generated through our GunBroker.com online auction marketplace.

Advertising Costs

We expense advertising costs as they are incurred in selling and marketing expenses of operating expenses. Marketplace advertising costs are expenses as they are incurred in cost of revenues. We incurred advertising expenses of $695,537 and $55,194 for the six months ended September 30, 2022 and 2021, respectively, recognized in selling and marketing expenses and $220,219 and $72,711 of marketplace advertising expenses recognized in cost of revenues for the six months ended September 30, 2022 and 2021, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable, construction note payable and amounts due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Compensated Absences

We accrue a liability for compensated absences in accordance with Accounting Standards Codification 710 – Compensation – General (“ASC 710”).

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”). Which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. Stock-based compensation is recognized on a straight line basis over the vesting periods and forfeitures are recognized in the periods they occur. There were 338,375 and 558,375 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the three and six months ended September 30, 2022

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2022, our bank account balances exceeded federally insured limits.

Income Taxes

We file federal and state income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with Accounting Standards Codification 740 – Income Taxes (“ASC 740”). The provision for income taxes includes federal, state, and local income taxes currently payable, and deferred taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable amounts in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. In accordance with ASC 740, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We measure recognized income tax positions at the largest amount that is greater than 50% likely of being realized. We reflect changes in recognition or measurement in the period in which the change in judgment occurs.

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the six months ended September 30, 2022 and 2021, we recognized approximately $6.1 million and $6.3 million respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. On September 24, 2019, the Company received notice that a former employee that had voluntarily terminated filed a complaint against the Company, and certain individuals, with the U.S. Department of Labor (“DOL”). The Complaint in alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such disclosures, the individual experienced a hostile work environment; that the Company lacks sufficient internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the shareholders. The claims were investigated by a newly appointed Special Investigative Committee made up of independent directors represented by special independent legal counsel. The Special Investigative Committee and legal counsel found the material claims were unsubstantiated, including those concerning alleged SEC violations, and recommended enhancements to certain corporate governance charter documents and processes which the Company promptly implemented. The Parties participated in a successful mediation at the end of June 2022 and all matters relating to this former employee/claimant were confidentially resolved with the lawsuit dismissed with prejudice (Order pending). The settlement was covered by our Employment Practices Liability Policy and did not amount to a material amount. On February 10, 2022, AMMO filed a Texas state court complaint against Expansion Industries pursing eight (8) claims in pursuit of recovery of AMMO’s in primer acquisition deposit monies (i.e., Breach of Contract, Common Law Fraud, Violations of Texas Theft Liability Act, Conversion, Negligent Misrepresentation, Unjust Enrichment, Money Had and Received and Constructive Trust). AMMO has since moved aggressively to further the process, including successfully garnishing a portion of the deposit monies in Expansion bank accounts, filing a Motion for Summary Judgement, continuing to pursue written discovery, and amending the Complaint to add Expansion principal as an individual party. The putative primer manufacturer settled the two related lawsuits in September 2022 by repaying all deposit monies due AMMO, in addition to payment of principally all fees and costs incurred by the Company in pursuit of the resolution. The principal lawsuit and AMMO’s garnishment action adverse the defendant were dismissed with prejudice. Along with countless other suppliers of Remington Outdoors, AMMO was served with an avoidance claim lawsuit by the bankruptcy trustee. AMMO presented substantial “ordinary course” defense evidence to the Trustee and the case was settled for a nominal sum in September 2022, with the lawsuit dismissed with prejudice. AMMO is defended two contract arbitration cases adverse former employees that are presently in discovery, one involving an employee terminated for cause and the second action involving a termination without cause wherein the former employee is seeking contract wages, commissions and allegedly earned common stock. The Company also received notice in October that an OSHA whistleblower complaint had been filed with the US Department of Labor by an employee that had been terminated for cause. The regulatory filing was received after AMMO refused to capitulate to the former employee’s demands. AMMO is presently reviewing the OSHA Complaint for discussion with its insurer and potential participation in a voluntary mediation. There were no other known contingencies at September 30, 2022.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INCOME PER COMMON SHARE

We calculate basic income per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants. We use the treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 2,821,634 shares of common stock. Due to the net loss attributable to common shareholders for the three months ended September 30, 2022, potentially dilutive securities, which consists of 1,319,091 common stock purchase warrants and 18,469 equity incentive awards have been excluded from the dilutive EPS calculation as the effect would be antidilutive. The Company excluded warrants of 150,000 for the six months ended September 30, 2022, from the weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021

Numerator:
Net income/(loss)	$(803,507)	$14,115,512	$2,449,520	$23,652,172)
Less: Preferred stock dividends	(782,639)	(782,639)	(1,556,771)	(1,120,384)
Net income/(loss) attributable to common stockholders	$(1,586,146)	$13,332,873	$892,749	$22,531,788

Denominator:
Weighted average shares of common stock – Basic	116,927,607	113,174,363	116,744,972	109,545,553
Effect of dilutive common stock purchase warrants	-	1,922,749	1,300,609	1,916,315
Effect of dilutive contingently issuable common stock (1)	-	1,500,000	-	1,262,295
Effect of dilutive equity incentive awards	-	124,837	18,038	124,658
	116,927,607	116,721,949	118,063,619	112,848,821

Basic earnings per share:
Income/(loss) per share attributable to common stockholders – basic	$(0.01)	$0.12	$0.01	$0.21

Diluted earnings per share:
Income/(loss) per share attributable to common stockholders – diluted	$(0.01)	$0.11	$0.01	$0.20

(1)	Weighted average of contingently issuable shares measured from the effective date of merger, April 30, 2021

NOTE 4 – INVENTORIES

At September 30, 2022 and March 31, 2022, the inventory balances are composed of:

	September 30, 2022	March 31, 2022
Finished product	$16,979,313	$6,167,318
Raw materials	34,413,831	33,924,813
Work in process	17,213,864	18,924,021
	$68,607,008	$59,016,152

NOTE 5 – PROPERTY AND EQUIPMENT

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment consisted of the following at September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022
Building	$26,394,651	$-
Construction in progress	1,837,308	14,335,371
Leasehold Improvements	257,009	257,009
Furniture and Fixtures	362,806	343,014
Vehicles	153,254	153,254
Equipment	36,818,229	32,524,850
Tooling	143,710	143,710
Total property and equipment	$65,966,967	$47,757,208
Less accumulated depreciation	(12,180,849)	(10,119,402)
Net property and equipment	$53,786,118	$37,637,806

Depreciation Expense for the three and six months ended September 30, 2022 totaled $1,025,085, and $2,061,448, respectively. Depreciation Expense for the three and six months ended September 30, 2021 totaled $1,101,987, and $2,054,938, respectively.

NOTE 6 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. As of September 30, 2022, the outstanding balance of the Factoring Liability was $794,389. For the three and six months ended September 30, 2022, interest expense recognized on the Factoring Liability was $9,119 and $68,935 including $37,500 of amortization of the commitment fee and for the three and six months ended September 30, 2021, interest expense recognized on the Factoring Liability was $70,795 and $112,374, respectively, including $37,500 of amortization of the commitment fee.

On June 17, 2021, this agreement was amended which extended the maturity date to June 17, 2023.

NOTE 7 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. As of September 30, 2022, there was no outstanding balance of the Inventory Credit Facility. Interest expense recognized on the Inventory Credit Facility for the six months ended September 30, 2022 and 2021 was $6,580 and $21,333 (including $8,561 of amortization of the annual fee), respectively.

NOTE 8 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale, AZ, Atlanta and Marietta, GA, and Manitowoc, WI under contracts we classify as operating leases. None of our leases are financing leases. The Scottsdale lease does not include a renewal option. In August of 2021 we extended the lease of our Atlanta offices through May of 2027, accordingly we increased our Right of Use Assets and Operating Lease Liabilities by $501,125 at September 30, 2021. In January of 2022, we extended the lease of our second Manitowoc, WI location and increased our Right of Use Assets and Operating Lease Liabilities by $308,326.

As of September 30, 2022 and March 31, 2022, total Right of Use Assets were $2,393,817 and $2,791,850, respectively. As of September 30, 2022 and March 31, 2022, total Operating Lease Liabilities were $2,519,596 and $2,922,780, respectively. The current portion of our Operating Lease Liability on September 30, 2022 and March 31, 2022 is $836,544 and $831,429 respectively and is reported as a current liability. The remaining $1,683,052 of the total $2,519,596 for the quarter ended September 30, 2022 and the $2,091,351 of the total $2,922,780 for the year ended March 31, 2022 of the Operating Lease Liability is presented as a long-term liability net of the current portion.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.2 years and 10.0%, respectively.

Future minimum lease payments under non-cancellable leases as of September 30, 2022 are as follows:

Years Ended March 31,
2023 (1)	$524,011
2024	992,620
2025	796,066
2026	351,962
2027	257,508
Thereafter	43,660
2,965,827
Less: Amount Representing Interest	(446,231)
$2,519,596

(1)	This amount represents future lease payments for the remaining six months of fiscal year 2023. It does not include any lease payments for the six months ended September 30, 2022.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

For the three and six months ended September 30, 2022, the Company made $169,110 and $334,374 in principal payments, respectively, in connection with the Amended Note B, an amended related party note payable with Jagemann Stamping Company (“JSC”). We entered into the Amended Note B with JSC on November 4, 2020 and the note matures on June 26, 2023. We recognized $12,745 and $31,397 in respective interest expenses for the three and six months ended September 30, 2022, respectively.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONSTRUCTION NOTE PAYABLE

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

For the six months ended September 30, 2022, approximately $10.9 million of Loan funds were advanced including $1.0 million of cash collateral or restricted cash as security for the Loan. The restricted cash can be released per the terms documented in the Loan Agreement filed with the Commission on Form 10-Q on February 14, 2022.

NOTE 11 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

During the six month period ended September 30, 2022, we issued 789,008 shares of common stock as follows:

●	99,762 shares were issued for cashless exercise of 100,000 warrants
●	12,121 shares were issued for the exercise of warrants for a total value of $24,242
●	677,125 shares valued at $2,351,438 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2022, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2022	2,933,755	$2.32	2.29
Granted	-	-	-
Exercised	(112,121)	0.23	-
Forfeited or cancelled	-	-	-
Outstanding at September 30, 2022	2,821,634	$2.40	1.79
Exercisable at September 30, 2022	2,821,634	$2.40	1.79

As of September 30, 2022, we had 2,821,634 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 1,809,446 shares of our Common Stock at an exercise price of $2.00 per share consisting of 32% of the warrants until August 2024, and 68% until February 2026; (3) warrants to purchase 474,966 shares of Common Stock at an exercise price of $2.40 until September 2024; (4) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025, and (5) warrants to purchase 150,000 shares of Common Stock at an exercise price of $6.72 until February 2024.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – PREFERRED STOCK

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

Preferred dividends accumulated as of September 30, 2022 were $136,044. On August 17, 2022, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning June 15, 2022 through and including September 14, 2022 payable on September 15, 20221 to holders of record of Series A Preferred Stock on August 31, 2022 equal to $$0.55902778 per share. Dividends totaling $782,639 were paid on September 15, 2022. On May 12, 2022, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning March 15, 2022 through and including June 14, 2022 payable on June 15, 2022 to holders of record of Series A Preferred Stock on May 31, 2022 equal to $0.559027777777778 per share. Dividends totaling $782,639 were paid on June 15, 2022.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – ACQUISITION

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

The fair value of the consideration transferred was valued as of the date of the acquisition as follows:

Cash	$48,649,954
Working capital adjustment	1,870,886
Contingent consideration	10,755,000
Common stock	132,645,000
Assumed debt	50,000,000

$243,920,840

The allocation for the consideration recorded for the acquisition is as follows:

Accounts receivable, net	$17,002,362
Prepaid expenses	478,963
Equipment	1,051,980
Deposits	703,389
Other Intangible assets(1)	146,617,380
Goodwill(1)	90,870,094
Right of use assets – operating leases	612,727
Accounts payable	(12,514,919)
Accrued expenses	(196,780)
Operating lease liability	(704,356)

Total Consideration	$243,920,840

(1)	Other intangible assets consist of Tradenames, Customer Relationships, Intellectual Property, and other tangible assets related to the acquired business.

Unaudited Pro Forma Results of Operations

This pro forma results of operations gives effect to the acquisition as if it had occurred April 1, 2021. Material pro forma adjustments include the removal of approximately $1.8 million of interest expenses and debt discount amortization and the addition of approximately $0.9 million depreciation and amortization expenses.

INCOME STATEMENT DATA	For the Six Months Ended September 30, 2022

Net revenues	$113,523,838
Net income	$28,314,732

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recorded approximately $1.3 million in transaction costs during the six months ended September 30, 2021.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

During our fiscal year ended March 31, 2022, we recorded $90,870,094 of Goodwill generated from our Merger with Gemini.

Amortization expenses related to our intangible assets for the three and six months ended September 30, 2022 were $3,266,760 and $6,533,520, respectively. Amortization expenses related to our intangible assets for the three and six months ended September 30, 2021 were $3,535,805 and $6,057,322.

		September 30, 2022
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		250,000	7,074,005	151,763,617

Accumulated amortization – Licensing Agreements		(250,000)	-	-
Accumulated amortization – Patents		-	(1,794,519)	-
Accumulated amortization – Intangible Assets		-	-	(21,750,018)
		$-	$5,279,486	$130,013,599

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2023 (1)	$6,561,695
2024	13,074,489
2025	12,664,775
2026	12,664,775
2027	12,553,355
Thereafter	77,773,996
$135,293,085

(1)	This amount represents future amortization for the remaining six months of fiscal year 2023. It does not include any amortization for the six months ended September 30, 2022.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SEGMENTS

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

In the current period, we began the reporting of the separate allocation of certain corporate general and administrative expenses including non-cash stock compensation expense, as such we have updated the prior period disclosure herein. The following tables set forth certain financial information utilized by management to evaluate our operating segments for the interim period presented:

	For the Three Months Ended September 30, 2022
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$33,725,865	$14,562,694	$-	$48,288,559
Cost of Revenues	33,353,443	2,099,407	-	35,452,850
General and administrative expense	3,606,635	2,560,125	3,881,140	10,047,900
Depreciation and amortization	147,904	3,143,418	-	3,291,322
Income from Operations	$(3,382,117)	$6,759,744	$(3,881,140)	$(503,513)

	For the Six Months Ended September 30, 2022
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$77,976,945	$31,067,640	$-	$109,044,585
Cost of Revenues	73,690,458	4,382,756	-	78,073,214
General and administrative expense	7,279,747	4,993,854	7,496,864	19,770,465
Depreciation and amortization	294,316	6,347,362	-	6,641,678
Income from Operations	$(3,287,576)	$15,343,668	$(7,496,864)	$4,559,228

	For the Three Months Ended September 30, 2021
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$44,224,870	$16,777,215	$-	$61,002,085
Cost of Revenues	32,450,484	2,335,533	-	34,786,017
General and administrative expense	3,249,434	2,147,217	2,883,085	8,279,738
Depreciation and amortization	419,745	3,288,267	-	3,708,012
Income from Operations	$8,105,207	$9,006,198	$(2,883,085)	$14,228,318

	For the Six Months Ended September 30, 2021
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$76,429,136	$29,049,281	$-	$105,478,417
Cost of Revenues	56,298,732	3,992,723	-	60,291,455
General and administrative expense	6,126,788	3,149,782	5,682,487	14,959,057
Depreciation and amortization	839,987	5,479,086	-	6,319,073
Income from Operations	$13,163,629	$16,427,690	$(5,682,487)	$23,908,832

NOTE 16 – INCOME TAXES

The income tax provision effective tax rates were 35.0% and 46.0% for the three and six months ended September 30, 2022 and 0.0% and 0.0% for the three and six months ended September 30, 2021, respectively. During the three and six months ended September 30, 2022, the effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes. For the three and six months ended September 30, 2021 the effective tax rate differed from the U.S. federal statutory rate due to our valuation. The effective tax rates increased during the three and six months ended September 30, 2022 compared to the prior year period due to the removal of our valuation allowance.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended December 31, 2016, December 31, 2017, and March 31, 2018, 2019, 2020, 2021, and 2022 are subject to audit.

NOTE 17 – RELATED PARTY TRANSACTIONS

Through our acquisition of Gemini, a related party relationship was created through one of our Members of the Board of Directors by ownership of entities that transacts with Gemini. Our Accounts Receivable consisted of $203,233 in receivables from these entities at September 30, 2022 . We recognized $224,808 in Marketplace Revenue for the six months ended September 30, 2022 that was attributable to that relationship.

NOTE 18 – SUBSEQUENT EVENTS

Settlement Agreement

On November 3, 2022, AMMO, Inc. (the “Company”) entered into a Settlement Agreement (the “Settlement Agreement”) with Steven F. Urvan and Susan T. Lokey (collectively with each of their respective affiliates and associates, the “Urvan Group”).

Pursuant to the Settlement Agreement, the Urvan Group has agreed to withdraw its notice of stockholder nomination of its seven director candidates (the “Urvan Candidates”) and its demand to inspect books and records, pursuant to Section 220 of the General Corporation Law of the State of Delaware, and the Company agreed to immediately increase the size of the Board from seven to nine directors and appoint Christos Tsentas and Wayne Walker (each, a “New Director” and the New Directors together with Mr. Urvan, the “Urvan Group Directors”) to the Board to serve as directors with terms expiring at the 2022 annual meeting of stockholders (the “2022 Annual Meeting”). The Company will include the Urvan Group Directors in its director candidates slate for the 2022 Annual Meeting and any subsequent annual meeting of stockholders of the Company occurring prior to the Termination Date (as defined below). The Company has agreed to not increase the size of the Board above nine directors prior to the Termination Date unless the increase is approved by at least seven directors. Mr. Wagenhals will continue to serve as a director and Chairman of the Board.

Pursuant to the Settlement Agreement, the Company will suspend the previously announced separation of Company into Action Outdoor Sports, Inc. and Outdoor Online, Inc., pending the further evaluation of strategic options by the Board.

The foregoing summary of the Settlement Agreement does not purport to be complete and is subject to, and qualified in its entirety, by reference to the full text of the Settlement Agreement, a copy of which was previously filed as Exhibit 10.1 in the Form 8-K filed with the SEC on November 7,2022, and incorporated herein by reference.

Common Stock Issuances

Subsequent to the September 30, 2022, the Company issued 25,000 shares for employees as compensation for a total value of $87,500 or $3.50 per share. Additionally, 150,000 shares were issued pursuant the exercise of warrants for a total value of $1,500.

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

Results of Operations

Our financial results for the three and six months ended September 30, 2022 reflect our newly positioned organization as we transition into our new manufacturing facility. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on growing our top line revenue, and streamlining our operations, and as a result, we experienced a 3.4% increase in our Net Revenues for the six months ended September 30, 2022 compared with the six months ended September 30, 2021. This was the result of production capacity increase, as well as a full quarter of operations for our new marketplace, GunBroker.com, in comparison to the prior year period.

The following table presents summarized financial information taken from our condensed consolidated statements of operations for the three and six months ended September 30, 2022 compared with the three and six months ended September 30, 2021:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$48,288,559	$61,002,085	$109,044,585	$105,478,417
Cost of Revenues	35,452,850	34,786,017	78,073,214	60,291,455
Gross Margin	12,835,709	26,216,068	30,971,371	45,186,962
Sales, General & Administrative Expenses	13,339,222	11,987,750	26,412,143	21,278,130
Income (loss) from Operations	(503,513)	14,228,318	4,559,228	23,908,832
Other income (expense)
Other expense	(92,167)	(112,806)	(19,156)	(256,660)
Income (loss) before provision for income taxes	$(595,680)	$14,115,512	$4,540,072	$23,652,172
Provision for income taxes	207,827	-	2,090,552	-
Net Income (Loss)	$(803,507)	$14,115,512	$2,449,520	$23,652,172

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

Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	30-Sep-22	30-Sep-21	30-Sep-22	30-Sep-21

Reconciliation of GAAP net income to Adjusted EBITDA
Net Income (Loss)	$(803,507)	$14,115,512	$2,449,520	$23,652,172
Provision for Income Taxes	207,827	-	2,090,552	-
Depreciation and amortization	4,294,845	4,667,957	8,594,968	8,154,748
Excise Taxes	2,435,051	3,937,118	6,147,392	6,334,889
Interest expense, net	97,265	112,806	217,752	278,085
Employee stock awards	1,176,375	1,153,625	2,351,438	1,853,125
Stock grants	43,750	65,098	91,594	132,012
Other income, net	(5,098)	-	(198,596)	(21,425)
Contingent consideration fair value	(23,944)	(3,444)	(25,246)	(60,082)
Proxy contention fees	741,131	-	741,131	-
Adjusted EBITDA	$8,163,695	$24,048,672	$22,460,505	$40,323,524

Adjusted EBITDA is a non-GAAP financial measure that displays our net income (loss), adjusted to eliminate the effect of certain items as described below.

We have excluded the following non-cash expenses from our non-GAAP financial measures: provision or benefit for income taxes, depreciation and amortization, share-based or warrant-based compensation expenses, changes to the contingent consideration fair value, expenses incurred as a result of a proxy contention. We believe it is useful to exclude these non-cash expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

Adjusted EBITDA as a non-GAAP financial measure also excludes other cash interest income and expense, as these items are not components of our core operations and we have included adjustment for excise taxes..

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the three and six months ended September 30, 2022 and 2021. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™ and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries lower gross margins.

	For the Three Months Ended		For the Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Proprietary Ammunition	$3,351,993	$1,333,347	$6,207,926	$2,443,968
Standard Ammunition	26,034,976	38,875,055	64,148,926	66,116,214
Ammunition Casings	4,338,896	4,016,467	7,620,093	7,868,953
Marketplace Revenue	14,562,694	16,777,216	31,067,640	29,049,282
Total Sales	$48,288,559	$61,002,085	$109,044,585	$105,478,417

Sales for the three and six months ended September 30, 2022 decreased 21% and increased 3%, respectively, or approximately $12.7 million and $3.6 million, over the three and six months ended September 30, 2021. The decrease for the three month period was largely the result of a decrease of $12.8 million in sales in bulk pistol and rifle ammunition, an increase of $2.0 million of sales of Proprietary Ammunition, and a decrease of $2.2 million generated from our marketplace, GunBroker.com. The increase for the six month period was the result of an increase of approximately $3.8 million of sales of Proprietary Ammunition, a decrease of $2.0 million of sales in bulk pistol and rifle ammunition, an increase of approximately and $0.2 million of sales from our casing operations, and an increase of approximately $2.0 million of revenue generated from our marketplace, GunBroker.com, which includes auction revenue, payment processing revenue, and shipping income. Management expects the sales growth rate of Proprietary Ammunition to greatly outpace the sales of our Standard Ammunition.

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

Cost of Revenues

Cost of Revenues increased by approximately $.7 million and $17.8 million from $34.8 million and $60.3 million to $ 35.5 million and $78.1 million for the three and six months ended September 30, 2022 compared to the comparable period ended in 2021. This was the result of a significant increase in net sales as well increases to non-cash depreciation related to increases in production equipment, expensing of increased labor, overhead, and raw materials used to produce finished product during 2022 as compared to 2021.

Gross Margin

Our gross margin percentage decreased to 26.6% and 28.4% from 42.9% and 42.8% during the three and six months ended September 30, 2022, respectively, as compared to the same period in 2021. The decrease in our gross margin was related to increased costs of raw materials, labor, and overhead costs.

We believe as we continue to grow sales through new markets and expanded distribution that our gross margins will also increase by efficiencies added through our new production facility scheduled to come online this fiscal year. Our goal in the next 12 to 24 months is to continue to improve our gross margins. This will be accomplished through the following:

●	Increased product sales, specifically of proprietary lines of ammunition, like the STREAK VISUAL AMMUNITION™, Stelth and now our tactical Armor Piercing (AP) and Hard Armor Piercing Incendiary (HAPI) precision ammunition, all of which carry higher margins as a percentage of their selling price;

●	Introduction of new lines of ammunition that historically carry higher margins in the consumer and government sectors;

●	Reduced component costs through operation of our ammunition segment and expansion of strategic relationships with component providers;

●	Expanded use of automation equipment that reduces the total labor required to assemble finished products;

●	And better leverage of our fixed costs through expanded production to support the sales objectives.

Operating Expenses

Overall, for the three and six months ended September 30, 2022, our operating expenses increased by approximately $1.4 million and $5.1 million over the three and six months ended September 30, 2021 and increased as a percentage of sales from 19.7% and 20.1% for the three and six months ended September 30, 2021 to 27.6% and 24.2% for the three and six months ended September 30, 2022. Our operating expenses include non-cash depreciation and amortization expense of approximately $3.2 million and $6.6 million for the three and six months ended September 30, 2022, respectively. Our operating expenses consisted of commissions related to our sales increases, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, board members, and key consultants for the organization during the period. Operating expenses for the three and six months ended September 30, 2022 included noncash expenses of approximately $7.2 million and $13.4 million, respectively. We expect to see administrative expenditures decrease as a percentage of sales in the 2023 fiscal year, as we leverage our work force and expand our sales opportunities.

During the three months ended September 30, 2022, our selling and marketing expenses decreased by approximately $0.5 million, while for the six months ended September 30, 2022 our selling and marketing expenses increased by approximately $0.3 million, in comparison to the three and six months ended September 30, 2021. The increase was primarily related to commission on the increases in the sale of our products resulting of approximately $2.0 million for the six months ended September 30, 2022.

Our corporate general & administrative expenses increased approximately $1.0 million and $2.9 million in the three and six months ended September 30, 2022 from the comparable prior period mainly due to inclusion of the full six months of Gemini expenses for the six month period ended September 30, 2022, as compared to partial inclusion during the period ended September 30, 2021, as a result of the acquisition occurring on April 30, 2021, as well as, $0.7 million of fees related to our proxy contention in the three months ended September 30, 2022.

Employee salaries and related expenses increased approximately $1.3 million and $1.7 million for the three and six months ended September 30, 2022 compared to the comparable period ended in 2021. The increase for the six months ended September 30, 2022 when compared to the prior period, was primary related to an increase in stock compensation of approximately $0.5 million.

Depreciation and amortization expenses for the three months ended September 30, 2022 decreased by approximately $0.4 million, and increased for the 6 months ended September 30, 2022 by approximately $0.3 million.

Interest and Other Expenses

For the three and six months ended September 30, 2022, interest expense decreased by approximately $0.1 million and $0.1 million compared with the comparable three and six months ended September 30, 2021. The change from the prior periods was mainly due to the repayment of notes during the three and six months ended September 30, 2022.

Income Taxes

For the three and six months ended September 30, 2022, we recorded a provision for federal and state income taxes of approximately $0.2 million and $2.1 million, respectively. There was no provision for federal and state income taxes during the three and six months ended September 30, 2021.

Net Income

We ended the three months ended September 30, 2022 with a net loss of approximately $.8 million compared with a net income of approximately $14.1 million for the three months ended September 30, 2021. We ended the six months ended September 30, 2022 with a net income of approximately $2.5 million compared with a net income of approximately $23.7 million for the six months ended September 30, 2021.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of September 30, 2022, we had $29,004,539 of cash and cash equivalents, an increase of $5,723,064 from March 31, 2022.

Working Capital is summarized and compared as follows:

	September 30, 2022	March 31, 2022
Current assets	$132,876,446	$129,691,636
Current liabilities	31,925,735	35,823,311
	$100,950,711	$93,868,325

Changes in cash flows are summarized as follows:

Operating Activities

For the six months ended September 30, 2022, net cash provided by operations totaled approximately $17.7 million. This was primarily the result of net income of approximately $2.5 million, which was offset by increases in our inventories of approximately $9.6 million, decreases in deposits of approximately $2.6 million, decreases in our accounts receivable of approximately $12.5 million, decreases in prepaid expenses of approximately $1.1 million, decreases in our accounts payable of approximately $3.0 million, and decreases of other liabilities of approximately $1.3 million. Non-cash expenses for depreciation and amortization totaled approximately $8.6 million and non-cash expenses for employee stock awards totaled $2.4 million.

For the six months ended September 30, 2021, net cash used in operations totaled approximately $7.1 million. This was primarily the result of net income of approximately $23.7 million, which was offset by increases in our inventories of approximately $19.1 million, increases in deposits of approximately $14.7 million, increases in our accounts receivable of approximately $14.2 million, decreases in prepaid expenses of approximately $1.6 million, and increases in our accounts payable and accrued liabilities of $3.9 million and $1.0 million, respectively. Non-cash expenses for depreciation and amortization totaled approximately $8.2 million and non-cash expenses for employee stock awards totaled $1.9 million.

Investing Activities

During the six months ended September 30, 2022, we used approximately $8.4 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $8.4 million related to purchases of production equipment and the construction of our new manufacturing facility in Manitowoc, WI.

During the six months ended September 30, 2021, we used approximately $55.7 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $50.5 million used in connection with the merger of Gemini, and approximately $5.2 million related to purchases of production equipment and the construction of our new manufacturing facility in Manitowoc, WI.

Financing Activities

During the six months ended September 30, 2022, net cash used in financing activities was approximately $2.6 million. This was the net effect of an approximate $0.8 million reduction in our Inventory Credit Facility, approximately $1.3 million from insurance premium note payments, approximately $1.4 million of Preferred Stock dividends paid, generation of approximately $45.6 million from accounts receivable factoring, which was offset by payments of approximately $45.3 million, and proceeds from our Construction Note Payable of $1.0 million.

During the six months ended September 30, 2021, net cash used in financing activities was approximately $22.5 million. This was the net effect of a $50.0 million payment on debt assumed from Gemini, $35.0 million of proceeds from the sale of our preferred stock net of approximately $3.2 million of issuance costs, approximately $0.9 million was generated from common stock issued for exercised warrants, the $4.0 million repayment of a note payable, payments on insurance premium note of approximately $1.1 million and an approximate $0.9 million reduction in our Inventory Credit Facility. Additionally, approximately $50.4 million was generated from accounts receivable factoring, which was offset by payments of approximately $49.1 million.

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

Leases

We lease four locations that are used for our offices, production, and warehousing. As of September 30, 2022, we had $3.0 million of fixed lease payment obligations with $1.0 million payable within the next 12 months. Please refer to Note 8– Leases for additional information.

Related Party Note Payable

As of September 30, 2022, we had an outstanding balance on our Related Party Note Payable of approximately $0.5 million, which is due within the next 12 months.

Construction Note Payable

We will finance a portion of our new production facility with our Construction Note Payable. We expect to make $0.8 million in principal and interest payments within the next 12 months. The total principal balance of the Construction Note is expected to be $11.6 million upon completion of the project and will mature on October 14, 2026.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, and stock-based compensation. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended March 31, 2022, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three and six months ended September 30, 2022. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective. Our controls were ineffective due to the size of the Company and available resources. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended September 30, 2022, in accordance with GAAP.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarterly period from July 1, 2022 to September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2022 that were not previously reported in a Current Report on Form 8-K.

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

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: November 14, 2022	By:	Fred W. Wagenhals, Chief Executive Officer

/s/ Robert D. Wiley
Dated: November 14, 2022	By:	Robert D. Wiley, Chief Financial Officer

