Form 10-Q
period 2022-12-31
AMMO, INC.
filed 2023-02-14
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 10, 2023, there were 117,844,417 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMMO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,093,614	$23,281,475
Accounts receivable, net	30,419,611	43,955,084
Due from related parties	-	15,000
Inventories	67,145,401	59,016,152
Prepaid expenses	3,838,968	3,423,925
Current portion of restricted cash	500,000	-
Total Current Assets	128,997,594	129,691,636

Property and Equipment, net	55,290,328	37,637,806

Other Assets:
Deposits	9,656,907	11,360,322
Patents, net	5,156,120	5,526,218
Other intangible assets, net	126,870,205	136,300,387
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	1,378,711	2,791,850
TOTAL ASSETS	$418,219,959	$414,178,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,964,686	$26,817,083
Factoring liability	1,678,450	485,671
Accrued liabilities	4,298,739	6,178,814
Inventory credit facility	-	825,675
Current portion of operating lease liability	518,778	831,429
Current portion of note payable related party	358,263	684,639
Current portion of construction note payable	258,430	-
Insurance premium note payable	119,449	-
Total Current Liabilities	28,196,795	35,823,311

Long-term Liabilities:
Contingent consideration payable	158,570	204,142
Notes payable related party, net of current portion	-	181,132
Construction note payable, net of unamortized issuance costs	10,967,947	38,330
Operating lease liability, net of current portion	980,009	2,091,351
Deferred income tax liability	2,819,962	1,536,481
Total Liabilities	43,123,283	39,874,747

Shareholders’ Equity:
Series A cumulative perpetual preferred Stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized 118,044,417 and 116,485,747 shares issued and 117,894,417 and 116,485,747 outstanding at December 31, 2022 and March 31, 2022, respectively	117,894	116,487
Additional paid-in capital	390,501,876	385,426,431
Accumulated deficit	(15,233,633)	(11,240,752)
Treasury Stock	(290,861)	-
Total Shareholders’ Equity	375,096,676	374,303,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$418,219,959	$414,178,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021

Net Revenues
Ammunition sales	$20,250,965	$44,069,473	$90,607,817	$112,629,655
Marketplace revenue	15,419,202	17,596,769	46,486,842	46,646,051
Casing sales	3,041,327	3,022,944	10,661,420	10,891,897
	38,711,494	64,689,186	147,756,079	170,167,603

Cost of Revenues	26,184,315	42,166,320	104,257,529	102,457,775
Gross Profit	12,527,179	22,522,866	43,498,550	67,709,828

Operating Expenses
Selling and marketing	1,010,543	1,510,574	3,987,214	4,226,817
Corporate general and administrative	7,835,201	3,737,455	17,920,197	10,976,288
Employee salaries and related expenses	4,705,636	2,939,095	11,414,434	7,943,076
Depreciation and amortization expense	3,309,074	3,725,921	9,950,752	10,044,994
Total operating expenses	16,860,454	11,913,045	43,272,597	33,191,175
Income/(Loss) from Operations	(4,333,275)	10,609,821	225,953	34,518,653

Other Expenses
Other income/(expense)	(170,403)	363	28,193	21,788
Interest expense	(320,439)	(190,319)	(538,191)	(468,404)
Total other expense	(490,842)	(189,956)	(509,998)	(446,616)

Income/(Loss) before Income Taxes	(4,824,117)	10,419,865	(284,045)	34,072,037

Provision for Income Taxes	(721,125)	1,351,998	1,369,427	1,351,998

Net Income/(Loss)	(4,102,992)	9,067,867	(1,653,472)	32,720,039

Preferred Stock Dividend	(782,639)	(782,582)	(2,339,409)	(1,902,966)

Net Income/(Loss) Attributable to Common Stock Shareholders	$(4,885,631)	$8,285,285	$(3,992,881)	$30,817,073

Net Income/(Loss) per share
Basic	$(0.04)	$0.07	$(0.03)	$0.28
Diluted	$(0.04)	$0.07	$(0.03)	$0.27

Weighted average number of shares outstanding
Basic	117,348,511	114,757,014	116,950,013	111,289,024
Diluted	117,348,511	116,717,500	116,950,013	113,350,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Shares
	Number	Par Value	Number	Par Value	Additional Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total

Balance as of March 31, 2022	1,400,000	$1,400	116,485,747	$116,487	$385,426,431	$(11,240,752)	$-	$374,303,566

Common stock issued for cashless warrant exercise	-	-	99,762	99	(99)	-	-	-
Employee stock awards	-	-	338,375	338	1,174,725	-	-	1,175,063
Stock grants	-	-	-	-	47,844	-	-	47,844
Preferred stock dividends declared	-	-	-	-	-	(638,071)	-	(638,071)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,061)	-	(136,061)
Net income	-	-	-	-	-	3,253,027	-	3,253,027

Balance as of June 30, 2022	1,400,000	$1,400	116,923,884	$116,924	$386,648,901	$(8,761,857)	$-	$378,005,368

Common stock issued for exercised warrants	-	-	12,121	12	24,230	-	-	24,242
Employee stock awards	-	-	338,750	339	1,176,036	-	-	1,176,375
Stock grants	-	-	-	-	43,750	-	-	43,750
Preferred stock dividend	-	-	-	-	-	(646,595)	-	(646,595)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,044)	-	(136,044)
Net loss	-	-	-	-	-	(803,507)	-	(803,507)

Balance as of September 30, 2022	1,400,000	$1,400	117,274,755	$117,275	$387,892,917	$(10,348,003)	$-	$377,663,589

Common stock issued for exercised warrants	-	-	165,152	165	31,639	-	-	31,804
Employee stock awards	-	-	604,510	604	2,105,931	-	-	2,106,535
Stock grants	-	-	-	-	43,750	-	-	43,750
Warrants issued for services	-	-	-	-	427,639	-	-	427,639
Preferred stock dividend	-	-	-	-	-	(638,304)	-	(638,304)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,334)	-	(144,334)
Net loss	-	-	-	-	-	(4,102,992)	-	(4,102,992)
Treasury shares purchased	-	-	(150,000)	(150)	-	-	(290,861)	(291,011)

Balance as of December 31, 2022	1,400,000	$1,400	117,894,417	117,894	390,501,876	(15,233,633)	(290,861)	375,096,676

	Preferred Stock		Common Shares
	Number	Par Value	Number	Par Value	Additional Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total

Balance as of March 31, 2021	-	$-	93,099,967	$93,100	$202,073,968	$(41,819,539)	$-	$160,347,529

Acquisition stock issuances	-	-	18,500,000	18,500	132,626,500	-	-	132,645,000
Common stock issued for exercised warrants	-	-	219,144	219	477,592	-	-	477,811
Common stock issued for cashless warrant exercise	-	-	275,155	275	(275)	-	-	-
Common stock issued for services	-	-	750,000	750	1,499,250	-	-	1,500,000
Employee stock awards	-	-	202,500	203	699,297	-	-	699,500
Stock grants	-	-	-	-	66,914	-	-	66,914
Issuance costs	-	-	-	-	(4,670,422)	-	-	(4,670,422)
Issuance of Series A Preferred Stock, net of issuance costs	1,400,000	1,400	-	-	34,998,600	-	-	35,000,000
Dividends accumulated on preferred stock	-	-	-	-	-	(337,745)	-	(337,745)
Net income	-	-	-	-	-	9,536,660	-	9,536,660

Balance as of June 30, 2021	1,400,000	$1,400	113,046,766	$113,047	$367,771,424	$(32,620,624)	$-	$335,265,247

Acquisition stock issuances	-	-	-	-	(29,500)	-	-	(29,500)
Common stock issued for exercised warrants	-	-	160,998	161	343,684	-	-	343,845
Common stock issued for cashless warrant exercise	-	-	1,752	2	(2)	-	-	-
Common stock issued for services and equipment	-	-	21,250	21	127,479	-	-	127,500
Employee stock awards	-	-	352,250	352	1,153,273	-	-	1,153,625
Stock grants	-	-	-	-	65,098	-	-	65,098
Dividends accumulated on preferred stock	-	-	-	-	-	(782,639)	-	(782,639)
Net income	-	-	-	-	-	14,115,512	-	14,115,512

Balance as of September 30, 2021	1,400,000	$1,400	113,583,016	$113,583	$369,431,456	$(19,287,751)	$-	$350,258,688

Acquisition stock issuances	-	-	1,500,000	1,500	10,753,500	-	-	10,755,000
Common stock issued for exercised warrants	-	-	50,938	51	122,200	-	-	122,251
Common stock issued for services and equipment	-	-	1,200	2	4,198	-	-	4,200
Employee stock awards	-	-	301,250	301	1,044,824	-	-	1,045,125
Stock grants	-	-	-	-	65,098	-	-	65,098
Common stock warrant issuance	-	-	-	-	594,034	-	-	594,034
Preferred stock dividends declared	-	-	-	-	-	(638,021)	-	(638,021)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,561)	-	(144,561)
Net income/(loss)	-	-	-	-	-	9,067,867	-	9,067,867

Balance as of December 31, 2021	1,400,000	$1,400	115,436,404	$115,437	$382,015,310	$(11,002,466)	$-	$371,129,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended December 31,
	2022	2021

Cash flows from operating activities:
Net Income	(1,653,472)	32,720,039
Adjustments to reconcile Net Income/(Loss) to Net Cash provided by (used in) operations:
Depreciation and amortization	12,950,972	12,778,103
Debt discount amortization	62,440	18,905
Employee stock awards	4,457,973	2,898,250
Stock grants	135,344	197,110
Stock for services	-	4,200
Warrants issued for services	106,909	148,508
Contingent consideration payable fair value	(45,572)	(362,753)
Allowance for doubtful accounts	1,327,419	1,097,985
(Gain) on disposal of assets	-	(12,044)
Reduction in right of use asset	512,063	496,469
Deferred income taxes	1,283,481	958,019
Changes in Current Assets and Liabilities
Accounts receivable	12,208,054	(20,755,245)
Due to (from) related parties	15,000	-
Inventories	(8,129,249)	(30,599,676)
Prepaid expenses	1,941,206	1,569,928
Deposits	1,678,415	(13,051,850)
Accounts payable	(5,852,397)	7,538,451
Accrued liabilities	(2,044,248)	1,310,641
Operating lease liability	(522,917)	(514,872)
Net cash provided by (used in) operating activities	18,431,421	(3,559,832)

Cash flows from investing activities:
Purchase of equipment	(10,566,182)	(50,517,840)
Gemini acquisition	-	(12,868,156)
Proceeds from disposal of assets	-	59,800
Net cash used in investing activities	(10,566,182)	(63,326,196)

Cash flow from financing activities:
Payments on inventory facility, net	(825,675)	(896,287)
Proceeds from factoring liability	57,300,000	86,465,962
Payments on factoring liability	(56,107,221)	(84,210,284)
Payments on note payable - related party	(507,508)	(463,192)
Payments on insurance premium note payment	(1,916,070)	(1,922,651)
Proceeds from construction note payable	1,000,000	-
Payments on construction note payable	(66,586)	-
Preferred stock dividends paid	(2,195,075)	(1,758,405)
Common stock repurchase plan	(291,011)
Common stock issued for exercised warrants	56,046	943,907
Payments on assumed debt from Gemini	-	(50,000,000)
Payments on note payable	-	(4,000,000)
Sale of preferred stock	-	35,000,000
Common stock issuance costs	-	(3,199,922)
Net cash used in financing activities	(3,553,100)	(24,040,872)

Net increase/(decrease) in cash	4,312,139	(90,926,900)
Cash, beginning of period	23,281,475	118,341,471
Cash and restricted cash, end of period	$27,593,614	$27,414,571

(Continued)

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended December 31,
	2022	2021

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$433,761	$474,454
Income taxes	$1,302,811	$-

Non-cash investing and financing activities:
Construction note payable	$10,237,032	$-
Insurance premium note payment	$2,035,519	$2,166,852
Dividends accumulated on preferred stock	$144,334	$144,561
Operating lease liability	$901,076	$501,125
Warrants issued for services	$427,639	$387,968
Acquisition stock issuances	$-	$143,400,000
Warrants issued for services	$-	$594,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and March 31, 2022

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2022. The results for the three and nine month period ended December 31, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended December 31, 2022 and 2021, (b) the financial position at December 31, 2022, and (c) cash flows for the nine month periods ended December 31, 2022 and 2021.

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

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline it is not indicative of a decrease in the the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted for the three and nine months ended December 31, 2022. As of December 31, 2022, the Company has a goodwill carrying value of $90,870,094, all of which is assigned to the Marketplace segment. However, due to declines in the value of the Company’s common stock and market capitalization, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2023.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At December 31, 2022 and March 31, 2022, we reserved $4,382,671 and $3,055,252, respectively, of allowance for doubtful accounts.

Restricted Cash

We consider cash to be restricted when withdrawal or general use is legally restricted. Our restricted cash balance is comprised of cash on deposit with banks to secure the Construction Note Payable as discussed in Note 10. We report restricted cash in the Consolidated Balance Sheets as current or non-current classification based on the expected duration of the restriction.

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

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a quarterly royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the nine months ended December 31, 2022 and 2021, the Company recognized royalty expenses of $89,340 and $18,558, respectively under this agreement.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three and nine months ended December 31, 2022 and 2021.

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

For Ammunition Sales and Casing Sales, our contracts contain a single performance obligation and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of our product, which typically occurs upon shipment of the product or the performance of the service. In the year ended March 31, 2021, we began accepting contract liabilities or deferred revenue. We included Deferred Revenue in our Accrued Liabilities. We will recognize revenue when the performance obligation is met.

For Marketplace revenue, the performance obligation is satisfied, and revenue is recognized as follows:

Auction revenue consists of optional listing fees with variable pricing components based on customer options selected from the GunBroker website and final value fees based on a percentage of the final selling price of the listed item. The performance obligation is to process the transactions as initiated by the customer. Revenue is recognized at a point in time when the transaction is processed.

Payment processing revenue consists of fees charged to customers on a transactional basis. The performance obligation is to process the transactions as initiated by the customer. The price is set by the GunBroker user agreement on the website based on stand-alone selling prices. Revenue is recognized at a point in time when the transaction is processed.

Shipping income consists of fees charged to customers for shipping of sold items listed on the GunBroker website. The performance obligation is to ship the item sold as initiated by the customer. The price is set based on the third-party service provider selected to be used by the customer as well as the speed and location of shipment. Revenue is recognized at a point in time when the shipping label is printed.

Banner Advertising Campaign Revenue consists of fees charged to customers for advertisement placement and impressions generated through the GunBroker website. The performance obligation is to generate the number of impressions specified by the customer on banner advertisements on the GunBroker website using the placement selected by the customer. The price is set by the GunBroker user agreement on the website based on standalone selling prices, or by advertising insertion order as negotiated by media broker. If the number of impressions promised is not generated, the customer receives a refund and the refund is applied to the transaction price. Banner advertising campaigns generally run for one month, and revenue is recognized at a point in time at the end of the selected month.

Product Sales consists of fees charged for the liquidation of excess inventory for partner distributors. The performance obligation is to sell and ship the inventory item as initiated by the customer. The price depends on whether the inventory is a fixed price item or an auction item. For a fixed price item, the Company performs research to determine the current market rate for such an item, and the item is listed at that price. For an auction item, the price is set by what the buyer is willing to pay. The Company acts as a principal in these transactions due to the extent of control they have over the product prior to the sale. Due to the principal determination, gross revenue is recognized at a point in time when the item has been shipped.

Identity Verification consists of fees charged to customers for identity verification in order to gain access to the GunBroker website. The performance obligation is to process the identity verification as initiated by the customer. The price is set by the GunBroker user agreement on the website based on a stand-alone selling price. Revenue is recognized at a point in time when the identity verification is completed.

For the three and nine months ended December 31, 2022, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	Revenues at December 31, 2022		Accounts Receivable
PERCENTAGES	Three Months Ended	Nine Months Ended	December 31, 2022	March 31, 2022

Customers:
A	12.5%	-	18.4%	11.8%
	12.5%	-	18.4%	11.8%

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

	For the Three Months Ended		For the Nine Months Ended

	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Ammunition Sales	$20,250,965	$44,069,473	$90,607,817	$112,629,655
Marketplace fee revenue	15,419,202	17,596,769	46,486,842	46,646,051
Ammunition Casings Sales	3,041,327	3,022,944	10,661,420	10,891,897
Total Sales	$38,711,494	$64,689,186	$147,756,079	$170,167,603

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell directly to customers online. In contrast, our ammunition casings products are sold to manufacturers. Marketplace fees are generated through our GunBroker.com online auction marketplace.

Advertising Costs

We expense advertising costs as they are incurred in selling and marketing expenses of operating expenses. Marketplace advertising costs are expenses as they are incurred in cost of revenues. We incurred advertising expenses of $912,959 and $448,367 for the nine months ended December 31, 2022 and 2021, respectively, recognized in selling and marketing expenses and $243,246 and $193,752 of marketplace advertising expenses recognized in cost of revenues for the nine months ended December 31, 2022 and 2021, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable, amounts due to related parties, factoring liability, and the construction note payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”). Which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. Stock-based compensation is recognized on a straight line basis over the vesting periods and forfeitures are recognized in the periods they occur. There were 604,510 and 1,281,635 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the three and nine months ended December 31, 2022

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2022, our bank account balances exceeded federally insured limits.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the nine months ended December 31, 2022 and 2021, we recognized approximately $7.8 million and $10.3 million respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. On September 24, 2019, the Company received notice that a former employee that had voluntarily terminated filed a complaint against the Company, and certain individuals, with the U.S. Department of Labor (“DOL”). The Complaint in alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such disclosures, the individual experienced a hostile work environment; that the Company lacks sufficient internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the shareholders. The claims were investigated by a newly appointed Special Investigative Committee made up of independent directors represented by special independent legal counsel. The Special Investigative Committee and legal counsel found the material claims were unsubstantiated, including those concerning alleged SEC violations, and recommended enhancements to certain corporate governance charter documents and processes which the Company promptly implemented. The Parties participated in a successful mediation at the end of June 2022 and all matters relating to this former employee/claimant were confidentially resolved with the lawsuit dismissed with prejudice (Order pending). The settlement was covered by our Employment Practices Liability Policy and did not amount to a material amount. On February 10, 2022, AMMO filed a Texas state court complaint against Expansion Industries pursing eight (8) claims in pursuit of recovery of AMMO’s in primer acquisition deposit monies (i.e., Breach of Contract, Common Law Fraud, Violations of Texas Theft Liability Act, Conversion, Negligent Misrepresentation, Unjust Enrichment, Money Had and Received and Constructive Trust). AMMO has since moved aggressively to further the process, including successfully garnishing a portion of the deposit monies in Expansion bank accounts, filing a Motion for Summary Judgement, continuing to pursue written discovery, and amending the Complaint to add Expansion principal as an individual party. The putative primer manufacturer settled the two related lawsuits in September 2022 by repaying all deposit monies due AMMO, in addition to payment of principally all fees and costs incurred by the Company in pursuit of the resolution. The principal lawsuit and AMMO’s garnishment action adverse the defendant were dismissed with prejudice. Along with countless other suppliers of Remington Outdoors, AMMO was served with an avoidance claim lawsuit by the bankruptcy trustee. AMMO presented substantial “ordinary course” defense evidence to the Trustee and the case was settled for a nominal sum in September 2022, with the lawsuit dismissed with prejudice. AMMO is defending two contract arbitration cases involving adverse former employees that are presently in discovery, one involving an employee terminated for cause and the second action involving a termination without cause wherein the former employee is seeking contract wages, commissions and allegedly earned common stock. The Company also received notice in October that an OSHA whistleblower complaint had been filed with the US Department of Labor by an employee that had been terminated for cause. The regulatory filing was received after AMMO refused to capitulate to the former employee’s demands. AMMO has produced documents and submitted its position statement to OSHA and the matter is currently pending at the agency level. There were no other known contingencies at December 31, 2022.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INCOME PER COMMON SHARE

We calculate basic income per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants. We use the treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 2,781,482 shares of common stock. Due to the net loss attributable to common shareholders for the three and nine months ended December 31, 2022, potentially dilutive securities, which consists of 389,544 and 1,070,694 (536,311 and 150,000 warrants, respectively, for the three and nine months ended December 31, 2022 were excluded as a result of the treasury stock method) common stock purchase warrants and 5,281 and 19,095 equity incentive awards, respectively for the three and nine months ended December 31, 2022, have been excluded from the dilutive EPS calculation as the effect would be antidilutive.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021

Numerator:
Net income/(loss)	$(4,102,992)	$9,067,867	$(1,653,472)	$32,720,039
Less: Preferred stock dividends	(782,639)	(782,582)	(2,339,409)	(1,902,966)
Net income/(loss) attributable to common stockholders	$(4,885,631)	$8,285,285	$(3,992,881)	$30,817,073

Denominator:
Weighted average shares of common stock – Basic	117,348,511	114,757,014	116,950,013	111,289,024
Effect of dilutive common stock purchase warrants	-	1,835,395	-	1,934,172
Effect of dilutive equity incentive awards	-	125,091	-	127,802
	117,348,511	116,717,500	116,950,013	113,350,998

Basic earnings per share:
Income/(loss) per share attributable to common stockholders – basic	$(0.04)	$0.07	$(0.03)	$0.28

Diluted earnings per share:
Income/(loss) per share attributable to common stockholders – diluted	$(0.04)	$0.07	$(0.03)	$0.27

(1)	Weighted average of contingently issuable shares measured from the effective date of merger, April 30, 2021

NOTE 4 – INVENTORIES

At December 31, 2022 and March 31, 2022, the inventory balances are composed of:

	December 31, 2022	March 31, 2022
Finished product	$20,760,747	$6,167,318
Raw materials	31,387,096	33,924,813
Work in process	14,997,558	18,924,021
	$67,145,401	$59,016,152

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment consisted of the following at December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
Building	$28,113,684	$-
Construction in progress	1,834,688	14,335,371
Leasehold Improvements	257,009	257,009
Furniture and Fixtures	368,359	343,014
Vehicles	153,254	153,254
Equipment	37,689,716	32,524,850
Tooling	143,710	143,710
Total property and equipment	$68,560,420	$47,757,208
Less accumulated depreciation	(13,270,092)	(10,119,402)
Net property and equipment	$55,290,328	$37,637,806

Depreciation Expense for the three and nine months ended December 31, 2022 totaled $1,089,243, and $3,150,691, respectively. Depreciation Expense for the three and nine months ended December 31, 2021 totaled $1,087,550, and $3,184,976, respectively.

NOTE 6 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. As of December 31, 2022, the outstanding balance of the Factoring Liability was $1,678,450. For the three and nine months ended December 31, 2022, interest expense recognized on the Factoring Liability was $42,286 and $111,220 including $37,500 of amortization of the commitment fee and for the three and nine months ended December 31, 2021, interest expense recognized on the Factoring Liability was $103,876 and $216,242, respectively, including $37,500 of amortization of the commitment fee.

On June 17, 2021, this agreement was amended which extended the maturity date to June 17, 2023.

NOTE 7 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. As of December 31, 2022, there was no outstanding balance of the Inventory Credit Facility. Interest expense recognized on the Inventory Credit Facility for the nine months ended December 31, 2022 and 2021 was $6,580 and $24,256 (including $8,561 of amortization of the annual fee), respectively.

NOTE 8 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale, AZ, Atlanta and Marietta, GA, and Manitowoc, WI under contracts we classify as operating leases. None of our leases are financing leases. The Scottsdale lease does not include a renewal option. In August of 2021 we extended the lease of our Atlanta offices through May of 2027, accordingly we increased our Right of Use Assets and Operating Lease Liabilities by $501,125 at September 30, 2021. In January of 2022, we extended the lease of our second Manitowoc, WI location and increased our Right of Use Assets and Operating Lease Liabilities by $308,326. We terminated our lease agreement in our first Manitowoc, WI location during the nine months ended December 31, 2022. Accordingly, we decreased our Right of Use Assets and Operating Lease Liabilities by $901,076.

As of December 31, 2022 and March 31, 2022, total Right of Use Assets were $1,378,711 and $2,791,850, respectively. As of December 31, 2022 and March 31, 2022, total Operating Lease Liabilities were $1,498,787 and $2,922,780, respectively. The current portion of our Operating Lease Liability on December 31, 2022 and March 31, 2022 is $518,778 and $831,429 respectively and is reported as a current liability. The remaining $980,009 of the total $1,498,787 for the quarter ended December 31, 2022 and the $2,091,351 of the total $2,922,780 for the year ended March 31, 2022 of the Operating Lease Liability is presented as a long-term liability net of the current portion.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.4 years and 10.0%, respectively.

Future minimum lease payments under non-cancellable leases as of December 31, 2022 are as follows:

Years Ended March 31,
2023 (1)	$160,757
2024	583,768
2025	387,214
2026	351,962
2027	257,508
Thereafter	43,516
1,784,725
Less: Amount Representing Interest	(285,938)
$1,498,787

(1)	This amount represents future lease payments for the remaining three months of fiscal year 2023. It does not include any lease payments for the nine months ended December 31, 2022.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

For the three and nine months ended December 31, 2022, the Company made $173,134 and $507,507 in principal payments, respectively, in connection with the Amended Note B, an amended related party note payable with Jagemann Stamping Company (“JSC”). We entered into the Amended Note B with JSC on November 4, 2020 and the note matures on June 26, 2023. We recognized $12,753 and $41,450 in respective interest expenses for the three and nine months ended December 31, 2022, respectively.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONSTRUCTION NOTE PAYABLE

On October 14, 2021, we entered into a Construction Loan Agreement (the “Loan Agreement”) with Hiawatha National Bank (“Hiawatha”). The Loan Agreement specifies that Hiawatha may lend up to $11,625,000 to the Borrower to pay a portion of the construction costs of an approximately 160,000 square foot manufacturing facility to be constructed on our property (the “Loan”). The first advance of Loan funds by Hiawatha was made on October 14, 2021 in the amount of $329,843. We expect to receive further advances of Loan funds approximately every month as our “owner’s equity” is fully funded into the ongoing new plant construction project. The Loan is an advancing term loan and not a revolving loan so any portion of the principal repaid cannot be reborrowed.

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

For the nine months ended December 31, 2022, approximately $11.2 million of Loan funds were advanced including $1.0 million of cash collateral or restricted cash as security for the Loan. We made $66,585 in principal payments for the three and nine months ended December 31, 2022. The restricted cash can be released per the terms documented in the Loan Agreement filed with the Commission on Form 10-Q on February 14, 2022. During the nine months ended December 31, 2022, $500,000 of restricted cash was released to the Company.

NOTE 11 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

During the nine month period ended December 31, 2022, we issued 1,558,670 shares of common stock as follows:

●	99,762 shares were issued for cashless exercise of 100,000 warrants
●	177,273 shares were issued for the exercise of warrants for a total value of $56,046
●	1,281,635 shares valued at $4,457,973 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2022	2,933,755	$2.32	2.29
Granted	150,000	0.01	-
Exercised	(277,273)	0.21	-
Forfeited or cancelled	(25,000)	2.00	-
Outstanding at December 31, 2022	2,781,482	$2.41	1.60
Exercisable at December 31, 2022	2,781,482	$2.41	1.60

As of December 31, 2022, we had 2,781,482 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 1,769,294 shares of our Common Stock at an exercise price of $2.00 per share consisting of 30% of the warrants until August 2024, and 70% until February 2026; (3) warrants to purchase 474,966 shares of Common Stock at an exercise price of $2.40 until September 2024; (4) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025, and (5) warrants to purchase 150,000 shares of Common Stock at an exercise price of $6.72 until February 2024.

During the three months ended December 31, 2022, the Company issued 150,000 warrants for services to purchase 150,000 shares of Common Stock at an exercise price of $0.01. The total value of the 150,000 warrants was $427,639.

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

Preferred dividends accumulated as of December 31, 2022 were $144,334. On November 18, 2022, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning September 15, 2022 through and including December 14, 2022 payable on December 15, 2022 to holders of record of Series A Preferred Stock on November 30, 2022 equal to $0.5529514 per share. Dividends totaling $774,132 were paid on December 15, 2022. On August 17, 2022, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning June 15, 2022 through and including September 14, 2022 payable on September 15, 20221 to holders of record of Series A Preferred Stock on August 31, 2022 equal to $$0.55902778 per share. Dividends totaling $782,639 were paid on September 15, 2022. On May 12, 2022, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning March 15, 2022 through and including June 14, 2022 payable on June 15, 2022 to holders of record of Series A Preferred Stock on May 31, 2022 equal to $0.559027777777778 per share. Dividends totaling $782,639 were paid on June 15, 2022.

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

During our fiscal year ended March 31, 2022, we recorded $90,870,094 of Goodwill generated from our Merger with Gemini.

Amortization expenses related to our intangible assets for the three and nine months ended December 31, 2022 were $3,266,761 and $9,800,281, respectively. Amortization expenses related to our intangible assets for the three and nine months ended December 31, 2021 were $3,535,805 and $9,593,127.

		December 31, 2022
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		250,000	7,074,005	151,763,617

Accumulated amortization – Licensing Agreements		(250,000)	-	-
Accumulated amortization – Patents		-	(1,917,885)	-
Accumulated amortization – Intangible Assets		-	-	(24,893,412)
		$-	$5,156,120	$126,870,205

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2023 (1)	$3,294,934
2024	13,074,489
2025	12,664,775
2026	12,664,775
2027	12,553,355
Thereafter	77,773,997
$132,026,325

(1)	This amount represents future amortization for the remaining nine months of fiscal year 2023. It does not include any amortization for the nine months ended December 31, 2022.

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

In the current period, we began the reporting of the separate allocation of certain corporate general and administrative expenses including non-cash stock compensation expense, as such we have updated the prior period disclosure herein. The following tables set forth certain financial information utilized by management to evaluate our operating segments for the interim period presented:

	For the Three Months Ended December 31, 2022
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$23,292,292	$15,419,202	$-	$38,711,494
Cost of Revenues	23,865,275	2,319,040	-	26,184,315
General and administrative expense	4,838,081	1,719,707	6,993,592	13,551,380
Depreciation and amortization	143,378	3,165,696	-	3,309,074
Income/(Loss) from Operations	$(5,554,442)	$8,214,759	$(6,993,592)	$(4,333,275)

	For the Nine Months Ended December 31, 2022
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$101,269,237	$46,486,842	$-	$147,756,079
Cost of Revenues	97,555,732	6,701,797	-	104,257,529
General and administrative expense	12,117,828	6,713,561	14,490,456	33,321,845
Depreciation and amortization	437,694	9,513,058	-	9,950,752
Income/(Loss) from Operations	$(8,842,017)	$23,558,426	$(14,490,456)	$225,953

	For the Three Months Ended December 31, 2021
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$47,092,417	$17,596,769	$-	$64,689,186
Cost of Revenues	39,904,811	2,261,509	-	42,166,320
General and administrative expense	3,941,639	2,251,146	1,994,339	8,187,124
Depreciation and amortization	420,077	3,305,844	-	3,725,921
Income/(loss) from Operations	$2,825,890	$9,778,270	$(1,994,339)	$10,609,821

	For the Nine Months Ended December 31, 2021
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$123,521,552	$46,646,051	$-	$170,167,603
Cost of Revenues	96,203,542	6,254,233	-	102,457,775
General and administrative expense	10,068,430	5,400,925	7,676,826	23,146,181
Depreciation and amortization	1,260,064	8,784,930	-	10,044,994
Income/(Loss) from Operations	$15,989,516	$26,205,963	$(7,676,826)	$34,518,653

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – INCOME TAXES

The income tax provision effective tax rates were 14.9% and 482.1% for the three and nine months ended December 31, 2022, 13.0% and 4.0% for the three and nine months ended December 31, 2021, respectively. During the three and nine months ended December 31, 2022, the effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes. For the three and nine months ended December 31, 2021 the effective tax rate differed from the U.S. federal statutory rate due to our valuation. The effective tax rates increased during the three and nine months ended December 31, 2022 compared to the prior year period due to the removal of our valuation allowance.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended December 31, 2016, December 31, 2017, and March 31, 2018, 2019, 2020, 2021, and 2022 are subject to audit.

NOTE 17 – RELATED PARTY TRANSACTIONS

Through our acquisition of Gemini, a related party relationship was created through one of our Members of the Board of Directors by ownership of entities that transacts with Gemini. Our Accounts Receivable consisted of $182,344 in receivables from these entities at December 31, 2022. We recognized $222,300 in Marketplace Revenue for the nine months ended December 31, 2022 that was attributable to that relationship. We issued 30,000 shares of Common Stock for a total value of $105,000 to this Member of the Board of Directors as consideration for service on the Board.

During the nine months ended December 31, 2022, we paid $211,712 in service fees to two independent contractors and 45,000 shares in the aggregate to our advisory committee members for service for a total value of $129,705.

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

Unless otherwise mutually agreed to in writing by each party, the Settlement Agreement will remain in effect until the date that is the earlier of (i) 30 days prior to the earlier of (A) the deadline set forth in the notice requirements of Federal “Universal Proxy Rules” promulgated under Rule 14a-19(a) and Rule 14a-19(b) under the Securities Exchange Act of 1934, as amended (the “UPR Deadline”) relating to the Company’s 2023 annual meeting of stockholders (the “2023 Annual Meeting”) and (B) any deadline that may be set forth in the Company’s Amended and Restated Certificate of Incorporation (as amended from time to time, the “Certificate”) or Bylaws (the “Bylaws”) following the execution of the Settlement Agreement relating to the nomination of director candidates for election to the Board at the 2023 Annual Meeting, and (ii) 90 days prior to the first anniversary of the 2022 Annual Meeting (such date, the “Termination Date”). However, if the Company notifies Mr. Urvan in writing at least 15 days prior to such Termination Date that the Board irrevocably offers to re-nominate the Urvan Group Directors for election at the 2023 Annual Meeting and Mr. Urvan accepts such offer within 15 days of receipt of such notice, the Termination Date will be automatically extended until the earlier of (i) 30 days prior to the earlier of (A) the UPR Deadline relating to the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”) and (B) any deadline that may be set forth in the Certificate or the Bylaws following execution of the Settlement Agreement relating to the nomination of director candidates for election to the Board at the 2024 Annual Meeting, and (ii) 90 days prior to the first anniversary of the 2023 Annual Meeting. Notwithstanding the foregoing, the “Termination Date” shall not occur prior to 20 days after Mr. Urvan’s departure from the Board.

Pursuant to the Settlement Agreement, the Company will suspend the previously announced separation of Company into Action Outdoor Sports, Inc. and Outdoor Online, Inc., pending the further evaluation of strategic options by the Board. The Company paid approximately $500,000 of the Urvan Group’s costs, fees and expenses per the terms of the Settlement Agreement. Additionally, the Company issued 125,000 shares of Common Stock for a total value of $437,500 to an employee and issued 110,000 shares of Common Stock for a total value of $385,000 to an independent contractor as a result of termination without cause per the terms of the Settlement Agreement.

The foregoing summary of the Settlement Agreement does not purport to be complete and is subject to, and qualified in its entirety, by reference to the full text of the Settlement Agreement, a copy of which was previously filed as Exhibit 10.1 in the Form 8-K filed with the SEC on November 7, 2022, and incorporated herein by reference.

NOTE 18 – SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to the December 31, 2022, the Company issued 22,730 shares pursuant the exercise of warrants for a total value of $45,460 and cancelled 25,000 shares previously issued as employee stock awards for a total value of $87,500.

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

In our filings with the Securities and Exchange Commission, references to “AMMO, Inc.”, “AMMO”, “the Company”, “we,” “us,” “our” and similar terms refer to AMMO, Inc., a Delaware corporation, and its wholly owned consolidated subsidiaries.

Overview

AMMO, Inc., owner of the GunBroker.com Marketplace, the largest online marketplace serving the firearms and shooting sports industries, and a vertically integrated producer of high-performance ammunition and premium components began its operations in 2016.

Through our GunBroker.com Marketplace segment (acquired in April 2021), we allow third party sellers to list items consisting of firearms, hunting gear, fishing equipment, outdoor gear, collectibles, and much more on our site, while facilitating compliance with federal and state laws that govern the sale of firearms and restricted items. This allows our base of over 7.6 million users to follow ownership policies and regulations through our network of over 35,000 federally licensed firearms dealers as transfer agents. The nature and operation of the Marketplace as an online auction and sales platform also affords our Company a unique view into the total domestic market for the purpose of understanding sales trends at a granular level across all elements of the outdoor sports and shooting space. Our vision is to expand the services on GunBroker.com and to become a peer to those in our industry. In the short term, we will be implementing the following services;

● Payment Processing - facilitating payment between parties allowing sellers of all sizes to offer fast and secure electronic payments and allowing buyers to experience the ease of using a single form of payment for all items purchased,

● Carting Ability - allowing our buyers to purchase multiple items from multiple sellers at one point in time, and

● GunBroker.com Analytics – through the compilation and refinement of vast Marketplace data, we plan to offer domestic market analytics to our industry peers to allow them to better manage their businesses.

Through our Ammunition segment, we are tailoring our focus to build a new future for our manufacturing operations focused on premium pistol and rifle ammunition and supporting industry partners for manufactured components. We will continue to leverage our proprietary brands like Streak Visual AmmunitionTM and Stelth subsonic ammunition and extend our product offering with premium rifle lines and brands that complement our technologically innovative heritage. We also continue to ensure dynamic performance under the exacting standards of the US military complex in support of our cutting-edge developmental ammunition programs as we seek out and effectively execute upon new governmental-based opportunities.

In September of 2022, we began operating out of our new 185,000 square foot manufacturing facility. This new, state-of-the-art ammunition production facility is part of our commitment to the continuing development of differentiated, cutting-edge technology.

Results of Operations

Our financial results for the three and nine months ended December 31, 2022 reflect our newly positioned organization as we transition into our new manufacturing facility. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on growing our top line revenue and streamlining our operations. We experienced a 13.2% decrease in our Net Revenues for the nine months ended December 31, 2022 compared with the nine months ended December 31, 2021. This was the result of decreased ammunition sales due to changes in market demand.

The following table presents summarized financial information taken from our condensed consolidated statements of operations for the three and nine months ended December 31, 2022 compared with the three and nine months ended December 31, 2021:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$38,711,494	$64,689,186	$147,756,079	$170,167,603
Cost of Revenues	26,184,315	42,166,320	104,257,529	102,457,775
Gross Margin	12,527,179	22,522,866	43,498,550	67,709,828
Sales, General & Administrative Expenses	16,860,454	11,913,045	43,272,597	33,191,175
Income (loss) from Operations	(4,333,275)	10,609,821	225,953	34,518,653
Other income (expense)
Other income (expense)	(490,842)	(189,956)	(509,998)	(446,616)
Income (loss) before provision for income taxes	$(4,824,117)	$10,419,865	$(284,045)	$34,072,037
Provision for income taxes	(721,125)	1,351,998	1,369,427	1,351,998
Net Income (Loss)	$(4,102,992)	$9,067,867	$(1,653,472)	$32,720,039

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

Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	31-Dec-22	31-Dec -21	31-Dec -22	31-Dec -21

Reconciliation of GAAP net income to Adjusted EBITDA
Net Income (Loss)	$(4,102,992)	$9,067,867	$(1,653,472)	$32,720,039
Provision for Income Taxes	(721,125)	1,351,998	1,369,427	1,351,998
Depreciation and amortization	4,356,004	4,623,355	12,950,972	12,778,103
Interest expense, net	320,439	190,319	538,191	468,404
Employee stock awards(1)	2,106,535	1,045,125	4,457,973	2,898,250
Stock grants	43,750	65,098	135,344	197,110
Stock for services	-	4,200	-	4,200
Warrant Issuance	106,909	145,508	106,909	145,508
Other income/(expenses), net	170,403	(363)	(28,193)	(21,788)
Contingent consideration fair value	(20,326)	(359,309)	(45,572)	(362,753)
Proxy contest fees	3,983,254	-	4,724,385	-
Tax effect(2)	(1,438,439)	(5,476,081)	(5,350,584)	(5,290,304)
Adjusted EBITDA	$4,804,412	$10,657,717	$17,205,380	$44,888,767

(1)	Includes proxy contest fees of $910,000 for Employee Stock Awards issued as a result of the Settlement Agreement as discussed in our Quarterly Report on Form 10-Q.
(2)	Tax effect computed at statutory rates.

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

Adjusted EBITDA as a non-GAAP financial measure also excludes other cash interest income and expense, and non-recurring expenses incurred as a result of a proxy contest as these items are not components of our core operations.

We have modified our Adjusted EBITDA calculation in the current period to remove the adjustment for Excise Taxes as we believe this is a better representation of our operations. In prior periods, we included an adjustment for Excise Taxes.

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the three and nine months ended December 31, 2022 and 2021. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™ and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries lower gross margins.

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Proprietary Ammunition	$2,090,785	$3,784,380	$8,298,711	$6,228,348
Standard Ammunition	18,160,180	40,285,093	82,309,106	106,401,307
Ammunition Casings	3,041,327	3,022,944	10,661,420	10,891,897
Marketplace Revenue	15,419,202	17,596,769	46,486,842	46,646,051
Total Sales	$38,711,494	$64,689,186	$147,756,079	$170,167,603

Sales for the three and nine months ended December 31, 2022 decreased 40% and 13%, respectively, or approximately $26 million and $22.4 million, over the three and nine months ended December 31, 2021 due to changes in market conditions. The decrease for the three month period was largely the result of a decrease of $22.1 million in sales of bulk pistol and rifle ammunition, a decrease of $1.7 million of sales of Proprietary Ammunition, and a decrease of $2.2 million generated from our marketplace, GunBroker.com, which includes auction revenue, payment processing revenue, and shipping income. The decrease for the nine month period was the result of an increase of approximately $2.0 million of sales of Proprietary Ammunition, a decrease of $24.1 million of sales in bulk pistol and rifle ammunition, and a decrease of approximately and $0.2 million of sales from our casing operations. Management expects the sales growth rate of Proprietary Ammunition to greatly outpace the sales of our Standard Ammunition.

We are focused on continuing to grow top line revenue quarter-over-quarter as we continue to further expand distribution into commercial markets, introduce new product lines, and continue to initiate sales to U.S. law enforcement, military, and international markets.

Through our acquisition of SWK, the Company has developed and deployed a line of tactical armor piercing (AP) and hard armor piercing incendiary (HAPI) precision ammunition to meet the lethality requirements of both the US and foreign military customers. We continue to demonstrate our AP and HAPI ammunition to military personnel at scheduled and invite only events, resulting in increased interest and procurement discussions. The Company has since developed the ballistic match (BMMPR) and signature-on-target (SoT) rounds under contract with the U.S. Government in support of US special operations which have been publicly announced pursuant to governmental authorization. Additional work continues in support of the military operations of the U.S. and its ally military components which is not currently subject to disclosure.

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

Cost of Revenues

Cost of Revenues decreased by approximately $16 million and increased $1.8 million from $42.2 million and $102.5 million to $26.2 million and $104.3 million for the three and nine months ended December 31, 2022 compared to the comparable period ended in 2021. This was the result of a significant decrease in net sales as well increases to non-cash depreciation related to increases in production equipment, expensing of increased labor, overhead, and raw materials used to produce finished product during 2022 as compared to 2021.

Gross Margin

Our gross margin percentage decreased to 32.4% and 29.4% from 34.8% and 39.8% during the three and nine months ended December 31, 2022, respectively, as compared to the same period in 2021. The decrease in our gross margin was related to increased costs of raw materials, labor, and overhead costs.

We believe as we continue to grow sales through new markets and expanded distribution that our gross margins will also increase by efficiencies added through our new production facility. Our goal in the next 12 to 24 months is to continue to improve our gross margins. This will be accomplished through the following:

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

Operating Expenses

Overall, for the three and nine months ended December 31, 2022, our operating expenses increased by approximately $4.9 million and $10 million over the three and nine months ended December 31, 2021 and increased as a percentage of sales from 18.4% and 19.5% for the three and nine months ended December 31, 2021 to 43.6% and 29.3% for the three and nine months ended December 31, 2022. Our operating expenses include non-cash depreciation and amortization expense of approximately $3.3 million and $9.9 million for the three and nine months ended December 31, 2022, respectively. Our operating expenses consisted of commissions related to our sales, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, board members, and key consultants for the organization during the period. Operating expenses for the three and nine months ended December 31, 2022 included noncash expenses of approximately $6.6 million and $19.0 million, respectively.

During the three months ended December 31, 2022, our selling and marketing expenses decreased by approximately $0.5 million, while for the nine months ended December 31, 2022 our selling and marketing expenses decreased by approximately $0.2 million, in comparison to the three and nine months ended December 31, 2021. The decrease was primarily related to decreases in sales commission due to the decrease in the sale of our products resulting of approximately $2.2 million for the nine months ended December 31, 2022.

Our corporate general & administrative expenses increased approximately $4.1 million and $7.0 million in the three and nine months ended December 31, 2022 from the comparable prior period due to $3.3 million and $4.0 million of respective legal and professional fees and expenses largely related to our proxy contest in the three and nine months ended December 31, 2022.The increase was also partly due to inclusion of the full nine months of Gemini expenses for the nine month period ended December 31, 2022, as compared to partial inclusion during the period ended December 31, 2021, as a result of the acquisition occurring on April 30, 2021.

Employee salaries and related expenses increased approximately $1.8 million and $3.5 million for the three and nine months ended December 31, 2022 compared to the comparable period ended in 2021. The increase for the nine months ended December 31, 2022 when compared to the prior period, was primary related to $1.2 million of additional payroll expenses incurred in the three months ended December 31, 2022 as a result of payments due upon termination without cause as a result of the proxy contest and as well as $1.5 million in additional stock compensation expenses.

Depreciation and amortization expenses for the three months ended December 31, 2022 decreased by approximately $0.4 million, and decreased for the nine months ended December 31, 2022 by approximately $0.1 million.

Interest and Other Expenses

For the three and nine months ended December 31, 2022, interest expense increased by approximately $0.3 million and $0.1 million compared with the comparable three and nine months ended December 31, 2021. The change from the prior periods was mainly due to the repayment of notes during the three and nine months ended December 31, 2022.

Income Taxes

For the three and nine months ended December 31, 2022, we recorded a provision for federal and state income taxes of approximately ($0.7) million and $1.4 million, respectively. For the three and nine months ended December 31, 2021, we recorded a provision for federal and state income taxes of approximately $1.4 million, respectively.

Net Income

We ended the three months ended December 31, 2022 with a net loss of approximately $4 million compared with a net income of approximately $9.1 million for the three months ended December 31, 2021. We ended the nine months ended December 31, 2022 with a net loss of approximately $1.6 million compared with a net income of approximately $32.7 million for the nine months ended December 31, 2021.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of December 31, 2022, we had $27,093,614 of cash and cash equivalents, an increase of $3,812,139 from March 31, 2022.

Working Capital is summarized and compared as follows:

	December 31, 2022	March 31, 2022
Current assets	$128,997,594	$129,691,636
Current liabilities	28,196,795	35,823,311
	$100,800,799	$93,868,325

Changes in cash flows are summarized as follows:

Operating Activities

For the nine months ended December 31, 2022, net cash provided by operations totaled approximately $18.4 million. This was primarily the result of net loss of approximately $1.7 million, which was offset by decreases in our accounts receivable of approximately $12.2 million, decreases in prepaid expenses of approximately $1.9 million, and decreases in our accounts payable of approximately $5.8 million, increases in our inventories of approximately $8.1 million, and decreases in deposits of approximately $1.7 million. Non-cash expenses for depreciation and amortization totaled approximately $13.0 million and non-cash expenses for employee stock awards totaled $4.5 million.

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

Investing Activities

During the nine months ended December 31, 2022, we used approximately $10.6 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $9.3 million related to purchases of production equipment and the construction of our new manufacturing facility in Manitowoc, WI.

During the nine months ended December 31, 2021, we used approximately $63.3 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $50.5 million used in connection with the merger of Gemini, and approximately $12.9 million related to purchases of production equipment and the construction of our new manufacturing facility in Manitowoc, WI.

Financing Activities

During the nine months ended December 31, 2022, net cash used in financing activities was approximately $3.6 million. This was the net effect of an approximate $0.8 million reduction in our Inventory Credit Facility, approximately $1.9 million from insurance premium note payments, approximately $2.2 million of Preferred Stock dividends paid, generation of approximately $57.3 million from accounts receivable factoring, which was offset by payments of approximately $56.1 million, and proceeds from our Construction Note Payable of $1.0 million.

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

Leases

We lease four locations that are used for our offices, production, and warehousing. As of December 31, 2022, we had $1.8 million of fixed lease payment obligations with $.6 million payable within the next 12 months. Please refer to Note 8– Leases for additional information.

Related Party Note Payable

As of December 31, 2022, we had an outstanding balance on our Related Party Note Payable of approximately $0.4 million, which is due within the next 12 months.

Construction Note Payable

We will finance a portion of our new production facility with our Construction Note Payable. We expect to make $0.3 million in principal and interest payments within the next 12 months. The principal balance of the Construction Note will mature on October 14, 2026.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, stock-based compensation, and warrant-based compensation. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended March 31, 2022, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three and nine months ended December 31, 2022. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline it is not indicative of a decrease in the the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted for the three and nine months ended December 31, 2022. As of December 31, 2022, the Company has a goodwill carrying value of $90,870,094, all of which is assigned to the Marketplace segment. However, due to declines in the value of the Company’s common stock and market capitalization, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective. Our controls were ineffective due to the size of the Company and available resources. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended December 31, 2022, in accordance with GAAP.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarterly period from October 1, 2022 to December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuances

The authorized capital of the Company is 200,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Preferred Stock with a $0.001 par value per share.

During the three months ended December 31, 2022, the Company issued 150,000 warrants to purchase 150,000 shares of common stock at an exercise price of $0.01 for services provided to the Company. The total value of the warrants were $427,639.

There were no other unregistered sales of the Company’s equity securities during the quarter ended December 31, 2022 that were not previously reported in a Current Report on Form 8-K.

Share Repurchases

On February 8, 2022, the Company announced that its Board of Directors approved a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to $30 million of the Company’s outstanding shares of common stock. The share repurchase program expires on February 7, 2023.The Share Repurchase Program commenced in December 2022.

Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company’s cash resources.

The Company made the following purchases of its equity securities in December 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
December 1, 2022 to December 31, 2022	150,000	$1.92	150,000	$29,700,000

Total	150,000		150,000	$29,700,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1*	Exclusive License Agreement between AMMO Technologies Inc. and University of Louisiana at Lafayette, dated November 16, 2017, as amended in 2018 and 2022
10.2	Settlement Agreement, by and among AMMO, Inc., Steven F. Urvan and Susan T. Lokey, dated November 3, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 7, 2022)
10.3	Amendment to Settlement Agreement, by and among AMMO, Inc., Steven F. Urvan and Susan T. Lokey, dated November 21, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2022)
10.4*	Employment Agreement of Jared R. Smith, dated December 15, 2022
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fred W. Wagenhals.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herewith.

** Furnished Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

/s/ Fred W. Wagenhals
Dated: February 14, 2023	By:	Fred W. Wagenhals, Chief Executive Officer

/s/ Robert D. Wiley
Dated: February 14, 2023	By:	Robert D. Wiley, Chief Financial Officer

