Form 10-K
period 2023-03-31
AMMO, INC.
filed 2023-06-14
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of the Common Stock of the registrant by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2022) was $258,196,798.

As of June 9, 2023, there were 117,580,758 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year.

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

In our Form 10-K, Form 10-Q and Form 8-K filings with the Securities and Exchange Commission, references to: (a) “Common Stock” refers to our Common Stock, $0.001 par value per share; (b) “2024 fiscal year” refers to the year that will end on March 31, 2024; and (c) “AMMO, Inc.”, “AMMO”, “the Company”, “we,” “us,” “our” and similar terms refer to AMMO, Inc. and its wholly owned operating subsidiaries Enlight Group II, LLC, AMMO Munitions, Inc., Firelight Group I LLC, Speedlight Group I, LLC, SNI, LLC, GB Investments, Inc., IA Tech, LLC, Outdoors Online, LLC, Enthusiast Commerce, LLC, five (5) other subsidiaries listed on Exhibit 21.1 filed with this Annual Report on Form 10-K, and AMMO Technologies, Inc. (with AMMO Technologies, Inc. currently being inactive).

PART I

ITEM 1. BUSINESS.

Introduction

Ammo Inc. is a conglomerate of two premium positions in the shooting sports industry. Ammo Inc. started in ammunition manufacturing and in 2021 broadened its portfolio with the acquisition of Gunbroker.com. Gunbroker.com is an ecommerce marketplace that connects buyers and sellers with new/used firearms and ancillary gear and componentry for the firearm community. Gunbroker.com helps facilitate this community with a state and federal compliant solution that connects buyers with sellers across the US with their local federally licensed firearm dealers. This allows our base of approximately 7.8 million users to follow ownership policies and regulations through our network of over 35,000 federally licensed firearms dealers as transfer agents. The nature and operation of the Marketplace as an online auction and sales platform also affords our Company a unique view into the total domestic market for the purpose of understanding sales trends at a granular level across all elements of the outdoor and sports shooting space.

Reportable Segments

We operate our business within two operating segments. Our Chief Executive Officer reviews financial performance based on two operating segments as described below.

●	Ammunition – which consists of our manufacturing business. The Ammunition segment engages in the design, production and marketing of ammunition, ammunition component and related products.
●	Marketplace – which consists of the GunBroker.com Ecommerce marketplace. In its role as an auction site, GunBroker.com supports the lawful sale of firearms, ammunition and hunting/shooting accessories.

See Note 19 of our consolidated financial statements for more information regarding our reportable segments.

Marketplace Segment - GunBroker.com

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

GunBroker.com is a large online marketplace dedicated to firearms, hunting, shooting and related products. Aside from merchandise bearing its logo, GunBroker.com does not hold any inventory and serves to facilitate transactions between buyers and sellers. Third-party sellers list items on the site and federal and state laws govern the sale of firearms and other restricted items. Ownership policies and regulations are followed using licensed firearms dealers as transfer agents offering a compliant solution to transact online. GunBroker.com has approximately 7.8 million registered users and averages over 1.8 million items listed for sale on its site on a daily basis.

Our vision is to expand the services on GunBroker.com and to become a partner to those in our industry. In the short term, we will be implementing the following services;

● Payment Processing – facilitating payment between parties allowing sellers of all sizes to offer fast and secure electronic payments and allowing buyers to experience the ease of instant checkout using a single platform for payment of all items purchased.

● Carting Ability – enables our buyers to checkout multiple items from multiple sellers in a single transaction. Our buyers will be able finalize transactions including both regulated and nonregulated items, allowing one payment, while also affording them the ability to ship their purchases to more than one location. By way of example, a buyer will be able to complete a transaction with a single payment, ship regulated items to a registered federal firearms license dealer, and also ship nonregulated items directly to their address.

● GunBroker.com Analytics – launched in January 2023 through the compilation and refinement of vast Marketplace data, we offer ecommerce market analytics to our industry peers allowing them to better manage business strategy and planning.

● GunBroker.com Advertising – effective as of January 2023 we offer additional resources to our seller community to promote their seller stores within GunBroker.com as well as the products they supply. Content creation for manufactures, email campaigns and banner ads are all part of our advertising offerings that are ever evolving resources to the outdoor industry.

Enhance Market Share, Brand Recognition, and Customer Loyalty

Our work to enhance and simplify the user experience on the GunBroker.com marketplace platform, while adding to its merchandise and related offerings, is designed to enhance the GunBroker.com brand by ensuring customer (both buyers and sellers) adhesion is amplified as they access one of the largest single on-line destinations for outdoor and shooting sports enthusiasts within the US market.

Ammunition Segment – Manufacturing

Our manufacturing operations are currently based out of Manitowoc, Wisconsin. We manufacture small arms ammunition and their components for the commercial, military, and law enforcement community. Our core competency lies in our ability to deep draw rifle brass casings with a high degree of precision up to 50 caliber. Our capacities are dependent upon mix, labor and the number of shifts we are running but our case capacity resides in excess of 750 million to 1.0 billion pieces based on full utilization of the factory. We emphasize an American heritage by using predominantly American-made components and raw materials in our products that are produced, inspected, and packaged at our facilities in Manitowoc.

We are focused on manufacturing premium pistol and rifle ammunition and supporting industry partners for manufactured components. We will continue to leverage our proprietary brands like Streak Visual AmmunitionTM and Stelth subsonic ammunition and extend our product offering with premium rifle lines and brands. We also support the US military with our cutting-edge developmental ammunition programs as we seek out and effectively execute upon new governmental-based opportunities. Our production processes focus on safety, consistency, precision, and cleanliness. Each round is developed for consistency, velocity, accuracy, and repeatability. Each round is chamber gauged and inspected with redundant seven-step quality control processes and meet and exceed SAAMI and CIP standards.

Our Growth Strategy

Our goal is to enhance our position as a designer, producer, and marketer of ammunition products via our manufacturing and related sales operations, while simultaneously enhancing and embracing the data we have in Gunbroker.com to allow us to see growing trends and demands form the US customer base.

Design, Produce, and Market Innovative, Distinctive, Performance-Driven, High-Quality Ammunition and Ammunition Components

We are focused on designing, producing, and marketing innovative, distinctive, performance-driven, high-quality products that appeal to retailers, manufacturers, and consumers that will enhance our users’ shooting experiences. Our research and development activities continue to drive opportunity and market attractiveness for our brands. We balance our R&D prowess with best-in-class operational efficiencies and continue to drive our cost down through rigorous continuous improvement initiatives.

Continue to Strengthen Relationships with Channel Partners and Retailers.

We continue to strive to strengthen our relationships with our current distributors, specialty retailers, dealers, and OEM manufacturers. The success of our efforts depends on new caliber introduction, innovation in our operations, quality, performance of our products, attractiveness of our retail packaging, and the guarantees we bring to our user community through our customer support efforts.

Emphasis on Customer Satisfaction and Loyalty

We plan to continue to emphasize customer satisfaction and loyalty by offering innovative, distinctive, high-quality products on a timely basis and by offering effective customer service, training, and support for the user community. We regard the features, quality, and performance of our products as the most important components of our customer satisfaction and loyalty efforts.

Continuously Improving Operations

We continue our efforts to enhance our production and lean out our operations by increasing daily production quantities through equipment acquisition, shift expansion, process improvements, increased operational availability of our equipment, and increased overall efficiency. Further, the Company opened its new state-of-the-art manufacturing plant in Manitowoc, WI. The opening and full operation of this new plant has positioned Ammo Inc. to be the leader in brass case supply to the OEM market and under the many brands we go to market under. The plant will allow us to exponentially increase capacity through the end of calendar 2023 and into 2024.

Products

We design, produce, and sell ammunition and ammunition components in a variety of types, sizes, and calibers for use in handguns and long guns. We ship our ammunition in the form of cartridges (or rounds), and also ammunition casings. A cartridge consists of four components: a case made of brass, steel, or polymer that holds together all the other components of the cartridge; the primer, which is an explosive chemical compound that ignites the gunpowder when struck by the firing pin; the gun powder, which is a chemical mixture that burns rapidly and creates an expanding gas when ignited and pushes the bullet out the barrel; and the bullet, or projectile, usually containing lead that is fired through the barrel to strike the target. We also offer ammunition casings for pistol ammunition through large rifle ammunition.

STREAK Visual Ammunition

STREAK VISUAL AMMUNITION™ enables shooters to see the path of the bullets. STREAK VISUAL AMMUNITION™ rounds utilize non-flammable phosphor material that produces a glow by the utilization of the light emitted during the round discharge to make STREAK VISUAL AMMUNITION™ glow. The luminescent material is applied only to the base of the projectile, making it visible only to the shooter and those within a 30-degree viewing window. As a result, the glow of STREAK VISUAL AMMUNITION™ is not visible to the target unlike conventional tracers, which we believe is important to the military and law enforcement. We refer to the technology used by our STREAK VISUAL AMMUNITION™ as one-way luminescent or O.W.L. Technology™. Unlike conventional tracer ammunition, STREAK VISUAL AMMUNITION™ rounds are not incendiary and do not utilize burning metals to generate light, thereby eliminating heat generation and making them safer for use in various environments and avoiding serious fire hazards. STREAK VISUAL AMMUNITION™ comes in 380 auto, 9 mm, 40 S&W, 44 magnum, 45 long colt, and 38 special among other calibers.

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

Stelth Subsonic Ammunition

Stelth Subsonic ammunition is designed specifically for superior performance in suppressed firearms. Stelth ammunition finds applications in which silence is paramount, such as in tactical training, predator night hunts, and clandestine operations. The Stelth ammunition is produced to be a clean burning total metal jacket round to slow baffle corrosion and reduce lead emissions that collect in the suppressor body. Stelth ammunition comes in 9mm, 40 S&W, and 45 ACP, 223, and 300BLK.

JMC

Through Jagemann Munitions Components (“JMC”), we offer ammunition casings for pistol and rifle ammunition. Jagemann Munitions Components is backed by decades of manufacturing experience that allows the production of high-quality pistol brass and rifle brass components. Borne from the automotive industry and refined over time to deliver durable and consistent sporting components, Jagemann Munitions Components has become one of the largest brass manufacturers in the country, with the capacity to produce more than 750 million pieces of brass each year with the ability to scale to over 1 billion pieces of brass each year. Proud of its American-made components and capabilities, the Company now has complete control over the manufacturing process.

Marketing

We market our products and services to consumers through distributors, dealers, mass market, and specialty retailers. We maintain consumer-focused product marketing and promotional campaigns, which include print and digital advertising campaigns; social and electronic media; product demonstrations; point-of-sales materials; in-store training, and in-store retail merchandising. Our use of social media includes Instagram, Facebook, Twitter, and You Tube. We also utilize third-party endorsements, social influencers, and brand ambassadors.

Product Innovation and Development

The Company was founded on delivering new and innovative products such as Streak to the industry. Since initiating operations in 2017 and has developed proprietary products for the commercial and military sectors. We continue this passion with developing new calibers and products to meet and create market demand. The core competency of our manufacturing facility lies in its ability to deep draw rifle cases. Our goal is to fill the capacity of our new facility with innovative products around this core competency. In our 2024 fiscal year, we will be delivering on calibers with high demand in premium segments of the market such as 7mm PRC, 35 Whelan, 350 Legend, and 45-70 both in our AMMO, Inc. Signature lines as well as brass for OEM manufacturers. We will provide our ammunition customers with a stronger line up of high precision hunting cartridges and continue to deliver to the OEM market with an offering that provides our customers the ability to reach their fullest potential. The competition will continue to fight for shelf space at retail and our market continues to normalize so we must default to new caliber design and introduction to create brand strength, market positioning, and loyalty. We will continue to push into niche markets to find margins and create opportunities for our newfound capacity at the new 185,000 sq ft facility in Manitowoc. We do all this while following strict industry standards to ensure we deliver safe and effective products to our customers. We will continue to add talent and engage best in class resources to enable AMMO, Inc. to continue down this path.

Since the acquisition, we have evolved the GunBroker.com marketplace to push best in class ecommerce standards. By streamlining customer service, we push proactive customer engagement based around outreach to the seller and buyer community. We are in the final testing stages of a centralized payment system that will allow all, including smaller sellers, merchant processing and carting ability for the entire platform. Centralized payment processing will allow for advanced fraud prevention, reduce manual reviews & reductions in chargebacks for the seller community. There is continued development around listing processes and communication flow between buyers and sellers, as well as optimization of the immense amount of self-data. We currently use our platform data to present personalized marketing campaigns to the user base and will continue to evolve how we engage with our customer base. Marketing, Analytics, and Advertising programs have been instrumental in the success of the prior year, we are continuing to build out teams and structure for our aggressive go to market campaigns for this fiscal year.

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

Suppliers

We purchase certain raw materials and components for our ammunition products, including brass, steel, or copper casings; ammunition primers to ignite gun powder; gun powder; and projectiles. We believe we have reliable sources of supply for all our raw material and component needs, but from time to time raw materials and components are subject to shortages and price increases. Most of our suppliers are U.S.-based and provide us the materials and components at competitive rates. Our ownership of JMC supplies our ammunition casings. We plan to continue to broaden our supplier base and secure multiple sources for all the raw materials and components we require.

Customers

We sell our products through distribution, “Big Box” retailers, manufacturers, specialty retailers, local ammunition stores, and shooting range operators. Our consumers include sport and recreational shooters, hunters, competitive shooters, individuals desiring home and personal protection, manufacturers, and law enforcement and military agencies, and selected international markets. We distribute our products under four primary product lines: AMMO Inc. Signature, STREAK VISUAL AMMUNITION™, Stelth, and JMC.

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

Human Capital

As of June 9, 2023, we had a total of 342 employees. Of these employees, 236 were engaged in manufacturing, 31 in sales, marketing and customer service, 34 in research and development, manufacturing engineering, and software engineering, and 41 in various corporate and administrative functions (information technology, accounting, executives, etc.). None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good.

Our human capital proposition is centered around a team-oriented work environment that promotes a culture that fosters engagement, hard work, a desire to win, and accountability. At our core, we strive to attract, develop, and retain employees that want to be a part of a dynamic workforce centered around delivering new products and services to our passionate userbase. We value diversity, engagement, and unique viewpoints that enable us to excel in the marketplace.

Seasonality

Our business has not exhibited a material degree of seasonality to date but as we move into more rifle production and strive to meet our customers projections and needs, seasonality will have a larger effect on our sales pipeline. Our net sales could be moderately higher in our second and third fiscal quarters because of the fall hunting and holiday seasons.

Intellectual Property

We believe our tradenames, trademarks, and service markets are important factors in distinguishing our products. In addition, we regard our trade secrets, technological resources, knowhow, licensing arrangements, and endorsements as important competitive factors.

Under the terms of the 2017 merger between our wholly-owned subsidiary, AMMO Technologies Inc., an Arizona corporation (“ATI”) and Hallam, Inc. (“Hallam”), ATI succeeded to all of the assets of Hallam and assumed the liabilities of Hallam, which were none. The primary asset of Hallam was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette (“ULL”). The license was formally amended and assigned to ATI pursuant to an Assignment and First Amendment to Exclusive License Agreement Assumption Agreement. Under the terms of the merger with Hallam, we, the sole shareholder of ATI, issued to Hallam’s two shareholders, 600,000 shares of our Common Stock, subject to restrictions, and payment of $200,000. The first payment of $100,000 to Hallam’s shareholders was paid on September 13, 2017, and the second payment of $100,000 was paid on February 6, 2018.

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

Such military use is allowed pursuant to that certain Amended and Restated Exclusive License Agreement between ATI and ULL which was dated as of November 16, 2017 and effective as of January 1, 2018 (the “A&R License Agreement”). The A&R License Agreement expires on January 1, 2022 and is renewable in the Company’s sole discretion for successive four (4) year periods provided the Company is not in breach of the A&R License Agreement. While the parties have agreed that, effective January 1, 2022, the A&R License Agreement was extended to January 1, 2026, the parties are still finalizing the documentation of this extension via the signing of an amendment. On July 7, 2022, the Company and the Licensor entered into a Second Amendment to Amended and Restated Exclusive License Agreement, effective as of January 1, 2022 (the “Second Amendment”). Pursuant to the Second Amendment, the term of the Original License Agreement is extended for a period of four (4) years from the date of the start of the current term, such that the term will expire on January 1, 2026.

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

Through our acquisition of SW Kenetics, Inc. (“SWK”), we acquired the rights to a patent for modular projectiles. This technology is used in connection with our AP and HAPI lines of ammunition. The Company acquired SWK for a total of up to $1,500,000 in cash and issued 1,700,002 restricted shares of the Common Stock. The agreement specifies that $1,250,000 of the cash is deferred pending completion of specific milestones and the 1,700,002 shares of Common Stock are subject to claw back provisions to ensure agreed upon objective are met. As of March 31, 2023, the Company has made $350,000 in payments. As of March 31, 2023, 1,550,134 shares remain subject to clawback provisions. The patent will be amortized over 15 years.

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

Regulatory Matters

The manufacture, sale, and purchase of ammunition are subject to extensive federal, state, local, and foreign governmental laws. We are also subject to the rules and regulations of the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) and various state and international agencies that control the manufacture, export, import, distribution and sale of firearms, explosives, and ammunition. Such regulations may adversely affect demand for our products by imposing limitations that increase the costs or limit the availability of our products.

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

Our performance is influenced by a variety of economic, social, and political factors. In the year ended March 31, 2023, we believe that general economic conditions and consumer spending patterns negatively impacted our operating results because consumers bought fewer discretionary items such as our products. These economic conditions included, but were not limited to, declines in consumer confidence and increases in consumer debt levels. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Economic conditions also affect governmental political and budgetary policies. As a result, economic conditions also can have an adverse effect on the sale of our products to law enforcement, government, and military customers.

Political and other factors also can adversely affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can adversely affect the demand for our products. In addition, uncertainty surrounding the control of firearms, firearm products, and ammunition at the federal, state, and local level and heightened fears of terrorism and crime can adversely affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside. We believe that one of the reasons our sales went down in the year ended March 31, 2023 as compared to the year ended March 31, 2022 was due to decreased demand. We believe there was heightened demand for our products during the year ended March 31, 2022 due to the pandemic and the political environment. Inventory levels in excess of customer demand may negatively impact operating results and cash flow.

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

The Company’s business and supply chain has been adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease.

In building our main new manufacturing facility in Manitowoc, Wisconsin, the delivery of some of the main components needed in the building process were delayed due to supply chain disruptions. These delays caused our manufacturing capacity to be lower than it otherwise would have been causing a drop in sales in the year ended March 31, 2023, but have since been corrected.

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

On September 24, 2019, the Company received notice that an individual who was former member of the Board of Directors (the “Board”) who had been removed as a director by majority vote of the stockholders and who had voluntarily resigned as an employee filed a complaint against the Company, and certain individuals (the “Complaint”), with the U.S. Department of Labor (“DOL”). The Complaint alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such reports, the individual experienced a hostile work environment; that the Company lacks sufficient internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the stockholders. The claims were investigated by a Special Committee of the Board made up of independent directors represented by independent legal counsel. The Special Investigative Committee and legal counsel found the material claims were unsubstantiated, including those concerning alleged SEC violations, and recommended enhancements to certain corporate governance charter documents and processes which the Company promptly implemented. The parties participated in a successful mediation at the end of June 2022 and all matters relating to this former employee/claimant were confidentially resolved with the lawsuit dismissed with prejudice. The settlement was covered by our Employment Practices Liability Policy and did not amount to a material amount.

On April 30, 2023, Director and shareholder Steve Urvan filed suit in the Delaware Chancery Court against the Company, certain Directors, former directors, employees, former employees and consultants, seeking rescission of the Company’s acquisition of GunBroker.com and certain affiliated companies. Plaintiff Urvan’s claims include rescission, misrepresentation and fraud. The Company is currently in communications with its insurance carriers as concerns coverage (defense and indemnification), has engaged counsel and formal/legal service of process is being coordinated at this time. The Company and named defendants are in alignment and reasonably believe at this date that the claims are without merit and the Company has engaged Delaware Chancery Court litigation specialists to defend its interests in all respects in this case.

The claims made by Mr. Urvan and such other litigation or claims that may be made against the Company or its officers or directors, from time to time, could negatively affect our business, operations or financial position. As we grow, we will likely see a rise in the number of litigation matters against us. These matters may include employment and labor claims, product liability, and other claims related to our products, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position.

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

We manufacture ammunition and ammunition casings for sale to a wide variety of consumers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, manufacturers, law enforcement and security agencies and officers in the United States and throughout the world. The sale of ammunition and ammunition components is influenced by the sale and usage of firearms. Sales of firearms are influenced by a variety of economic, social, and political factors, which may result in volatile sales. Ammunition sales represented a substantial amount of our net sales for the fiscal years ended March 31, 2023, 2022, and 2021. If ammunition sales decline, our financial results could be adversely impacted and the stock price of our Common Stock could decline.

Our manufacturing facilities are critical to our success.

Our manufacturing operations are currently based out of two facilities in Manitowoc, Wisconsin and are critical to our success, as we currently produce all of our products at these facilities. These facilities also house our principal research, development, engineering, and design functions.

Any event that causes a disruption to the operation of these facilities for even a relatively short period of time would adversely affect our ability to produce and ship our products and to provide service to our customers. We make certain changes in our manufacturing operations from time to time to enhance the facilities and associated equipment and systems and to introduce certain efficiencies in manufacturing and other processes to produce our products in a more efficient and cost-effective manner. We have incurred significant capital and other expenditures with respect to our $26 million manufacturing plant, but we may not be successful in continuing to improve efficiencies.

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

We have one customer that accounted for approximately 12% of our revenues for the years ended March 31, 2023 in comparison to two customers that accounted for approximately 18% of our revenues for the year ended March 31, 2022 and one customer that accounted for approximately 17% of our revenues for the year ended March 31, 2021. Although we intend to expand our customer base, our revenue would likely decline if we lost any major customers or if one of these sizable customers were to significantly reduce its orders for any reason. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

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

The exercise of warrants, and issuance of incentive stock grants may have a dilutive effect on our stock, and negatively impact the price of our Common Stock.

As of June 9, 2023, we had 2,460,946 warrants outstanding with a weighted average exercise price of $2.46. As of June 9, 2023, there were no options outstanding and 1,428,659 shares of Common Stock are reserved for future issuance under the 2017 Equity Incentive Plan. We plan to adopt a new Incentive Stock Plan designed to assist us in attracting, motivating, retaining, and rewarding high-quality executives, directors, officers, employees, and individual consultants by enabling such persons to acquire or increase a proprietary interest in our company to strengthen the mutuality of interests between such persons and our stockholders and providing such persons with performance incentives to expand their maximum efforts in the creation of stockholder value under the plan. We will be able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under the plan.

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

During the audit of our financial statements for the year ended March 31, 2023, our management identified material weaknesses in our internal control over financial reporting. The Company failed to maintain an effective control environment due to the following:

●	the Company’s management and the governance did not maintain appropriately designed entity-level controls impacting the control environment to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to limited personnel to assist with the accounting and financial reporting function and inadequate oversight and accountability over the performance of control activities, including establishment of a Whistleblower Hotline and lack of formalization of certain key governance elements: management delegation, annual board committee charter review, acknowledgement of code of conduct, and approval of the annual budget;

●	the Company failed to maintain properly designed segregation of duties, both within manual processes and system access;

●	the Company failed to maintain effectively designed controls over journal entries, both recurring and nonrecurring, account reconciliations, and periodic flux analysis. Journal entries were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness, and accuracy. In most instances, persons responsible for reviewing journal entries and account reconciliations for validity, completeness, and accuracy were also responsible for preparation.

●	the Company failed to maintain effectively designed controls over the period-end financial reporting process, including adequate tie-out and review of documentation that supports the financial statements; and

●	the Company failed to maintain effectively designed controls over information technology general controls in the areas of user provisioning and de-provisioning, application change management, operating system and logical access controls, and segregation of duties for information technology (“IT”) systems that supports the Company’s financial reporting process.

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

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, holders of the Series A Preferred Stock will be entitled to receive any of our assets remaining only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. At March 31, 2023, our total liabilities equaled approximately $38.9 million.

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

One of the factors that influences the price of the Series A Preferred Stock is the dividend yield on the Series A Preferred Stock (as a percentage of the market price of the Series A Preferred Stock) relative to market interest rates. An increase in market interest rates, which in recent years have been at low levels relative to historical rates, may lead prospective purchasers of the Series A Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A Preferred Stock to materially decrease.

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

We own a 185,000 square foot facility in Manitowoc, Wisconsin. Since our second fiscal quarter in the year ended March 31, 2023, we have utilized this facility for ammunition and casing manufacturing, research and development, packing, and shipping activities. A portion of this facility was financed by our Construction Loan. The terms of the Construction Loan are documented in Note 11 of our financial statements.

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

Holders of Common Equity

As of June 9, 2023, there were 117,580,758 shares of $0.001 par value Common Stock outstanding and there were approximately 290 holders of record.

Dividend Information

We have never declared or paid dividends on our Common Stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we intend to retain any earnings in our business, and therefore do not anticipate paying dividends in the foreseeable future. We paid preferred dividends on our Series A Preferred Stock in the amount of $3.0 million for the year ended March 31, 2023.

We currently have $0.1 million of unpaid accrued dividends on our Series A Preferred Stock as of the date of this filing. Accordingly, we may not be able to declare a dividend on our Common Stock unless full cumulative dividends on the Series A Preferred Stock have been or contemporaneously are declared and paid or declared.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of March 31, 2023 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	-	-	1,946,929

Total	-	-	1,946,929

Transfer Agent

We have appointed Securities Transfer Corporation (“STC”) as the transfer agent for our Common Stock and Series A Preferred Stock. The principal office of STC is located at 2901 N. Dallas Parkway, Suite 380 Plano, Texas 75093, and its telephone number is (469) 633-0101.

Recent Sales of Unregistered Securities

None.

Issuers Repurchase of Equity Securities

On February 8, 2022, we announced that our Board of Directors authorized a share repurchase program for up to $30 million of our outstanding common stock. On March 28, 2023, we announced that our Board of Directors authorized the extension of our repurchase program until February 2024.

The following table summarizes our share repurchases under our repurchase program for our fourth fiscal quarter of our 2023 fiscal year:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that may yet be Repurchased Under the Plan or Programs (1)

March 2023	118,328	1.93	118,328

Total	118,328	-	118,328	14,963,235

(1)	As reported on the Current Report on Form 8-K filed with the Commission on December 6, 2022, we initiated our Common Stock share repurchase program in December of 2022. We previously reported the repurchase of 150,000 shares of our Common Stock under this plan. The maximum number of shares that may yet be repurchased included herein is determined based on the closing price of our Common Stock of $1.97 on March 31, 2023. This amount may change based on the price that our Common Stock trades at.

As of June 9, 2023, approximately 1 million shares have been repurchased in total. The current plan is in effect until February 2024 and the remaining funds available to the Company pursuant to the repurchase plan is approximately $28 million.

Performance Graph

The following graph compares the cumulative total stockholder return of our common stock (Nasdaq: POWW) in comparison to the cumulative total return of the NASDAQ Capital Market Composite (“NASDAQ CMC”) and the Russell 2000 Index (“Russell 2000”) for the period from March 31, 2018 through March 31, 2023. The graph assumes an investment of $100 in our common stock and in each of the indexes on March 31, 2018. The calculation of cumulative stockholder return on the NASDAQ CMC and Russell 2000 include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

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

● Payment Processing - facilitating payment between parties allowing sellers of all sizes to offer fast and secure electronic payments and allowing buyers to experience the ease of using a single form of payment for all items purchased,

● Carting Ability - allowing our buyers to purchase multiple items from multiple sellers at one point in time, and,

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

Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following information should be read in conjunction with our consolidated financial statements included in this Annual Report beginning on page F-1.

Fiscal Year 2023 Compared to Fiscal Year 2022

Our financial results for the year ended March 31, 2023 reflect our newly positioned organization as we transition into our new manufacturing facility. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on growing our top line revenue and streamlining our operations. We continue to focus on growing our top line revenue, and streamlining our operations. We experienced a 20.3% decrease in our Net Revenues for the year ended March 31, 2023 compared with the year ended March 31, 2022. This was the result of decreased ammunition sales due to changes in market demand.

The following table presents summarized financial information taken from our consolidated statements of operations for the year ended March 31, 2023 compared with the year ended March 31, 2022:

	For the Year Ended
	March 31, 2023	March 31, 2022

Net Sales	$191,439,801	$240,269,166
Cost of Revenues	136,031,204	151,505,657
Gross Margin	55,408,597	88,763,509
Sales, General & Administrative Expenses	58,667,516	51,614,147
Income (loss) from Operations	(3,258,919)	37,149,362
Other income (expense)
Other income (expense)	(606,881)	(615,957)
Income (loss) before provision for income taxes	$(3,865,800)	$36,533,405
Provision for income taxes	730,238	3,285,969
Net Income (Loss)	$(4,596,038)	$33,247,436

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

Adjusted EBITDA

	For the	For the
	Year Ended	Year Ended
	March 31, 2023	March 31, 2022

Reconciliation of GAAP net income to Adjusted EBITDA
Net Income (Loss)	$(4,596,038)	$33,247,436
Provision for income taxes	730,238	3,285,969
Depreciation and amortization	17,519,949	17,339,093
Interest expense, net	632,062	637,797
Employee stock awards	5,807,779	5,759,000
Stock grants	179,094	252,488
Stock for services	-	4,200
Warrants issued for services	213,819	718,045
Contingent consideration fair value	(63,764)	(385,750)
Other income	(25,181)	(21,840)
Proxy contest fees(1)	4,724,385	-
Other nonrecurring expenses(2)	1,248,865	-
Adjusted EBITDA	$26,371,208	$60,836,438

(1)	Includes proxy contest fees of $910,000 for Employee Stock Awards issued as a result of the Settlement Agreement as discussed in Note 16 of our financial statements.
(2)	Other nonrecurring expenses consist of professional and legal fees that are nonrecurring in nature.

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the periods ended March 31, 2023 and March 31, 2022. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™ and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facilities and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries much lower gross margins.

	For the Year Ended
	March 31, 2023	March 31, 2022
Proprietary Ammunition	$10,779,035	$10,071,659
Standard Ammunition	103,337,009	151,387,366
Ammunition Casings	14,174,084	14,201,625
Marketplace Revenue	63,149,673	64,608,516
Total Sales	$191,439,801	$240,269,166

Sales for the year ended March 31, 2023 decreased 20.3%, or approximately $48.8 million from the prior year due to changes in market conditions. The decrease for period was largely the result of a decrease of $48.1 million in sales of bulk pistol and rifle ammunition, a decrease of $0.7 million of sales of Proprietary Ammunition, a decrease of $0.1 million of our casing sales, and a decrease of $1.5 million generated from our marketplace, GunBroker.com, which includes auction revenue, payment processing revenue, and shipping income. Management expects the sales growth rate of Proprietary Ammunition to greatly outpace the sales of our Standard Ammunition.

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

Cost of Revenues

Cost of Revenues decreased by approximately $15.5 million from $151.5 million to $136.0 million for the year ended March 31, 2023 compared to the comparable period ended in 2022. This was the result of a significant decrease in net sales as well increases to non-cash depreciation related to increases in production equipment, expensing of increased labor, overhead, and raw materials used to produce finished product during 2023 as compared to 2022.

Gross Margin

Our gross margin percentage decreased to 28.9% from 36.9% during the year ended March 31, 2023 as compared to the same period in 2022. This was a result of increased cost of materials, labor, and overhead in our ammunition segment, which was offset by our marketplace, GunBroker.com which, by nature has significantly higher margins than our manufactured products.

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

Operating Expenses

Overall, for the year ended March 31, 2023, our operating expenses increased by approximately $7.1 million and increased as a percentage of sales from 21.5% to 30.6% in comparison to the year ended March 31, 2022. Our operating expenses include non-cash depreciation and amortization expense of approximately $13.3 million. For the year ended March 31, 2023, we incurred additional expenses in the amounts of $5.6 million related to a proxy contest, of which $0.9 million was included non-cash stock compensation, and $1.2 million of nonrecurring expenses. Our operating expenses also consisted of commissions related to our sales, legal and professional fees, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, board members, and key consultants for the organization during the period. Operating expenses for the year ended March 31, 2023 and 2022 included noncash expenses of approximately $19.5 million and $20.1 million, respectively.

During the year ended March 31, 2023, our selling and marketing expenses decreased by approximately $2.6 million. The decrease was primarily related to decreases in sales commission due to the decrease in the sale of our products.

Our corporate general & administrative expenses increased approximately $8.0 million in the year ended March 31, 2023 from the comparable prior period due to $6.6 million of respective legal and professional fees and expenses largely related to our proxy contest and $1.2 million of nonrecurring expenses.

Employee salaries and related expenses increased approximately $2.1 million for the year ended March 31, 2023 compared to the comparable period ended in 2022. The increase when compared to the prior period, was primarily related to $2.1 million of additional payroll expenses incurred as a result of payments due upon termination without cause as a result of the proxy contest and the addition of employees in our Marketplace.

Depreciation and amortization expenses for the year ended March 31, 2023 decreased by approximately $0.4 million in comparison to the prior year period.

Interest and Other Expenses

For the year ended March 31, 2023, interest expense remained constant compared with year ended March 31, 2022. The change from the prior periods was mainly due to increases related to our Construction Note Payable of approximately $0.3 million and decreases in activity related to our Factoring Liability and our Inventory Credit Facility of approximately $0.3 million.

Income Taxes

For the year ended March 31, 2023, we recorded a provision for federal and state income taxes of approximately $0.7 million in comparison to $3.3 million in the prior year period ended March 31, 2022. The decreases was related to a decrease in Net Income(Loss) before Taxes.

Net Income

We ended the year ended March 31, 2023 with a net loss of approximately $4.6 million compared with a Net Income of approximately $33.2 million for the year ended March 31, 2022.

Our goal is to continue to improve our operating results as we focus on increasing sales and reducing our operating expenses.

Fiscal Year 2022 Compared to Fiscal Year 2021

Results of Operations

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

Adjusted EBITDA

	For the	For the
	Year Ended	Year Ended
	March 31, 2022	March 31, 2021

Reconciliation of GAAP net income to Adjusted EBITDA
Net Income (Loss)	$33,247,436	$(7,812,294)
Provision for income taxes	3,285,969	-
Depreciation and amortization	17,339,093	4,876,756
Interest expense, net	637,797	3,009,094
Employee stock awards	5,759,000	1,450,359
Stock grants	252,488	278,585
Stock for services	4,200	1,707,500
Warrants issued for services	718,045	-
Contingent consideration fair value	(385,750)	(119,731)
Other income	(21,840)	(576,785)
Loss on purchase	-	1,000,000
Adjusted EBITDA	$60,836,438	$3,813,484

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

Adjusted EBITDA as a non-GAAP financial measure also excludes other cash interest income and expense, as these items are not components of our core operations. We have included an adjustments for our provision or benefit for income taxes.

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

Non-GAAP financial measures have limitations, should be considered as supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

●	Employee stock awards and stock grants expense has been, and will continue to be for the foreseeable future, a significant recurring expense in the Company and an important part of our compensation strategy;
●	the assets being depreciated or amortized may have to be replaced in the future, and the non-GAAP financial measures do not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or other capital commitments; and
●	non-GAAP measures do not reflect changes in, or cash requirements for, our working capital needs; and
●	other companies, including companies in our industry, may calculate the non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.

Because of these limitations, you should consider the non-GAAP financial measures alongside other financial performance measures, including our net loss and our other financial results presented in accordance with GAAP.

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the periods ended March 31, 2022 and March 31, 2021. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™ and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facilities and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries much lower gross margins.

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

Liquidity and Capital Resources

As of March 31, 2023, we had $39,134,027 of cash and cash equivalents, an increase of $15,852,552 from March 31, 2022.

Working Capital is summarized and compared as follows:

	March 31, 2023	March 31, 2022
Current assets	$128,451,893	$129,691,636
Current liabilities	25,463,399	35,823,311
	$102,988,494	$93,868,325

Liquidity

Existing working capital, cash flow from operations, bank borrowings, and sales of equity and debt securities are expected to be adequate to fund our operations over the next year. Generally, we have financed operations to date through the proceeds of stock sales, bank financings, and related-party notes. These sources have been adequate to fund our recurring cash expenditures including but not limited to our working capital requirements, capital expenditures to expand our operations, debt repayments, and acquisitions. We intend to continue to use the aforementioned sources of funding for capital expenditures, debt repayments, share repurchases and any potential acquisitions.

Leases

We lease four locations that are used for our offices, production, and warehousing. As of March 31, 2023, we had $1.6 million of fixed lease payment obligations with $0.6 million payable within the next 12 months. Please refer to Note 9 – Leases for additional information.

Related Party Note Payable

As of March 31, 2023, we had an outstanding balance on our Related Party Note Payable of approximately $0.2 million, of which the balance in its entirety million is due within the next 12 months.

Construction Note Payable

We financed a portion of our new production facility with our Construction Note Payable. We expect to make $0.8 million in principal and interest payments within the next 12 months. The total principal balance of the Construction Note is expected to be $11.4 million upon completion of the project and will mature on October 14, 2026.

Changes in cash flows are summarized as follows:

Operating Activities

For the year ended March 31, 2023, net cash provided by operations totaled approximately $35.6 million. This was primarily the result of net loss of approximately $4.6 million, decreases to our period end accounts receivable of $14.4 million, inventories of $4.7 million, prepaid expenses of 2.8 million, and deposits of $4.3 million which was offset by increases in accounts payable and accrued liabilities of $8.7 million and $2.8 million, respectively. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of approximately $17.5 million, employee stock compensation of $5.8 million, $1.6 million of deferred income taxes, stock grants totaling $0.2 million, $0.2 million of allowance for doubtful accounts, and $0.2 million of warrants issued for services.

For the year ended March 31, 2022, net cash provided by operations totaled approximately $2.9 million. This was primarily the result of net income of approximately $33.2 million, increases to our period end inventories of $43.1 million, accounts receivable of $20.7 million, and deposits of $8.8 million which was offset by increases in accounts payable and accrued liabilities of $9.9 million and $2.3 million, respectively, and decreases of prepaid expenses of $1.9 million. The cash used in operations were partially offset by the benefit of non-cash expenses for depreciation and amortization of approximately $17.3 million, employee stock compensation of $5.8 million, stock grants totaling $0.3 million, $2.7 million of allowance for doubtful accounts, $0.8 million of warrants issued for services, $1.5 million of deferred income taxes and a decrease related to an adjustment to the fair value of contingent consideration of $0.4 million.

Investing Activities

During the year ended March 31, 2023, we used approximately $12.5 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $12.5 million related to purchases of production equipment, the construction of our new manufacturing facility in Manitowoc, WI, and capitalized development costs related to our marketplace, GunBroker.com.

During the year ended March 31, 2022, we used approximately $69.7 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $50.5 million uses in connection with the merger of Gemini, and approximately $19.2 million related to purchases of production equipment and the construction of our new manufacturing facility in Manitowoc, WI.

Financing Activities

During the year ended March 31, 2023, net cash used in financing activities was approximately $6.7 million. This was the result of approximately $3.0 million of preferred stock dividends paid, $2.1 million of insurance premium note payments, $0.7 million in payments of our related party note payable, and an approximate $0.8 million reduction in our Inventory Credit Facility. These items were offset by $1.0 million generated from our construction note payable and $0.1 million of proceeds from warrants exercised for common stock. Additionally, approximately $71.3 million was generated from accounts receivable factoring, which was offset by payments of approximately $72.3 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operation are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We have identified several accounting principles that we believe are key to the understanding of our financial statements. These important accounting policies require our most difficult subjective judgements.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline it is not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted for the year ended March 31, 2023. As of March 31, 2023, the Company has a goodwill carrying value of $90,870,094, all of which is assigned to the Marketplace segment. However, due to declines in the value of the Company’s common stock and market capitalization, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2024.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At March 31, 2023 and March 31, 2022, we reserved $3,246,551 and $3,055,252, respectively, of allowance for doubtful accounts.

Inventory

We state inventories at the lower of cost or net realizable value. We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead. We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories. These provisions are based on our best estimates. At March 31, 2023, and March 31, 2022, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the years ended March 31, 2023, 2022, and 2021, we recognized approximately $9.8 million, $14.6 million, and $4.3 million respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of March 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable, amounts due to related parties, factoring liability, and the construction note payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”). Which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. We measure stock compensation based on reference to the closing fair market value of our Common Stock on the date of grant. Stock-based compensation is recognized on a straight line basis over the vesting periods and forfeitures are recognized in the periods they occur.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any market risk sensitive instruments for trading purposes. We are exposed to market risks in the ordinary course of business including fluctuations in interest rates and commodity prices, which can affect our operating, investing and financing activities. We believe our primary market risk is interest rate risk. Our Factoring Liability is indexed to market rates. Although we did not have a balance outstanding under our Factoring Liability at March 31, 2023, if were to make use of the maximum facility amount of $5.0 million, a 100 basis point increase would result in an impact of $50,000 additional interest expense for the year ended March 31, 2023. The interest rates on our Construction Note Payable are not indexed to market rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financials are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of March 31, 2023, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

a) Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(c) and 15d-15(e) under the Exchange Act, as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, and because of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with U.S. GAAP.

Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on tis financial statements.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, and because of the material weaknesses described below, our management concluded that our internal control over financial reporting was not effective as of March 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

These material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

Material weaknesses and management’s remediation plan

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course as of March 31, 2023:

The Company failed to maintain an effective control environment due to the following:

●	the Company’s management and the governance did not maintain appropriately designed entity-level controls impacting the control environment to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to limited personnel to assist with the accounting and financial reporting function and inadequate oversight and accountability over the performance of control activities, including establishment of a Whistleblower Hotline and lack of formalization of certain key governance elements: management delegation, annual board committee charter review, acknowledgement of code of conduct, and approval of the annual budget;

●	the Company failed to maintain properly designed segregation of duties, both within manual processes and system access;

●	the Company failed to maintain effectively designed controls over journal entries, both recurring and nonrecurring, account reconciliations, and periodic flux analysis. Journal entries were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness, and accuracy. In most instances, persons responsible for reviewing journal entries and account reconciliations for validity, completeness, and accuracy were also responsible for preparation.

●	the Company failed to maintain effectively designed controls over the period-end financial reporting process, including adequate tie-out and review of documentation that supports the financial statements; and

●	the Company failed to maintain effectively designed controls over information technology general controls in the areas of user provisioning and de-provisioning, application change management, operating system and logical access controls, and segregation of duties for information technology (“IT”) systems that supports the Company’s financial reporting process.

Management’s Remediation Initiatives

We have concluded that these material weaknesses arose because we did not have the necessary business processes, systems, personnel, and related internal controls.

In response to the material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has begun the process of, and is committed to, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weaknesses. The Company is committed to ensuring that a proper, consistent tone is communicated throughout the organization, which emphasizes the expectation that previously existing deficiencies will be rectified through implementation of processes and controls to ensure strict compliance with U.S. GAAP and regulatory requirements.

Our current and planned internal remediation efforts include:

●	Retained a third–party consulting firm that specializes in internal audit work, and more specifically internal controls work. This firm will assist management with its risk assessment of internal control over financial reporting as well as documentation and testing of our internal control structure and evaluation of material weaknesses, with special focus on assisting management in the establishment and evaluation of proper segregation of duties procedures and monitoring and controls over ITGCs for the systems that support our financial reporting process.
●	Management has presented, and the Board of Directors has approved the formal management delegation, and the Company has formally initiated the implementation of a whistleblower hotline prior to the filing of this document.
●	Approved, adopted, and implemented accounting policies related to journal entries and invoice approval.
●	Improved formalization of procedures and documentation for all journal entries, account reconciliations, flux analysis and variance thresholds, vendor set-up.
●	Initiated IT Remediation Project with third-party consultants to design and implement controls over user provisioning and de-provisioning, application change management, operating system and logical access controls, segregation of duties, and third-party service provider report review process.
●	Implemented improvements surrounding review and approval of controls with a review element, including proper segregation, enhanced documentation, and consistency of application.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2023, has been audited by Pannell Kerr Forster of Texas, P.C., an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Controls over Financial Reporting

There was a change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Commencing in our fiscal quarter ended December 31, 2022, we have undertaken measures to remediate the previously disclosed material weaknesses. Management intends to implement certain remediation steps to address the material weaknesses described under Management’s Remediation Initiatives. However, management has not fully implemented those remediation steps and expects remediation efforts to continue into fiscal year 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

AMMO, Inc.

Opinion on Internal Control over Financial Reporting

We have audited AMMO, Inc.’s (the “Company’s”) internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

●	Controls were not appropriately designed or implemented at the entity level, affecting the control environment to prevent or detect material misstatements and to set the tone of the organization, including establishment of a whistleblower hotline and establishment of management delegation of authority policies;
●	Controls were not appropriately designed or implemented to maintain effective segregation of duties, primarily related to insufficient personnel / resources;
●	Controls were not appropriately designed or implemented over the year-end financial reporting process, including ineffective design of review and approval authorization controls;
●	Controls were not appropriately designed or implemented related to journal entry access and approvals; and
●	Controls were not appropriately designed or implemented related to information technology general controls. These controls specifically related to (i) user provisioning and deprovisioning, (ii) application change management, (iii) operating system and logical access controls, and (iv) segregation of duties for information technology systems that support the financial reporting process.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated June 14, 2023, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows of the Company, and our report dated June 14, 2023, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C. Houston, Texas June 14, 2023

ITEM 9B. OTHER INFORMATION

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On June 12, 2023, the Board approved a one-time cash bonus payment to Robert D. Wiley, the Company’s Chief Financial Officer. The Company will pay $129,000 to Mr. Wiley on or prior to June [  ], 2023. This amount represents twenty percent (20%) of the total base salary paid to Mr. Wiley in the three years ended March 31, 2023.

In addition, on June 12, 2023, the Board approved, and the Company and Mr. Wiley entered into, a Third Amendment to Employment Agreement (the “Amendment”). Pursuant to the terms of the Amendment, the Company shall pay Mr. Wiley an annual salary of $325,000. All other terms of the Employment Agreement remain in full force and effect. The foregoing description of the Amendment is not complete and is qualified in its entirety by reference to the full text of the Employment Agreement, which is attached to this filing as Exhibit 10.6.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholder to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholder to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholder to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholder to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholder to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.

(b)	Exhibits

Other Schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1#	Agreement and Plan of Merger, dated April 30, 2021, by and among Ammo, Inc., SpeedLight Group I, LLC, Gemini Direct Investments, LLC and Steven F. Urvan (1)	8-K	2.1	5/6/2021
3.1	Certificate of Incorporation (Amended and Restated) filed with the Delaware Secretary of State on October 24, 2018	8-K	3.1	10/26/2018
3.2	Bylaws	8-K	3.03	02/09/2017
3.3	Certificate of Designations with respect to the 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share, dated May 18, 2021	8-A	3.1	5/20/2021
4.1	Compilation of JSC Agreements dated November 4, 2020	10-Q	4.3	11/13/2020
4.2	Form of Underwriters’ Warrant Agreement issued December 3, 2020	8-K	4.1	12/4/2020
4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
4.4	Promissory Note issued by Ammo, Inc., Firelight Group I, LLC in favor of Hiawatha National Bank, dated October 14, 2021.	10-Q	4.1	2/14/2022
10.1+	2017 Equity Incentive Plan, as amended	S-8	4.1	3/30/2023
10.2	First Amended and Restated Factoring and Security Agreement, as amended, by and between Ammo, Inc. and Factors Southwest, LLC	8-K	10.1	3/11/2021
10.3	Revolving Inventory Loan and Security Agreement, as amended, by and between Ammo, Inc. and Factors Southwest, LLC	8-K	10.2	3/11/2021
10.4	Exclusive License Agreement between AMMO Technologies Inc. and University of Louisiana at Lafayette, dated November 16, 2017, as amended in 2018 and 2022	10-Q	10.1	2/14/2023

10.5+	Employment Agreement of Fred W. Wagenhals				X
10.6+	Employment Agreement of Robert D. Wiley, as amended				X
10.7+	Employment Agreement of Jared R. Smith, dated December 15, 2022	10-Q	10.4	2/14/2023
10.8	Lock-Up Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.1	5/6/2021
10.9	Voting Rights Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.2	5/6/2021
10.10	Standstill Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.3	5/6/2021
10.11	Investor Rights Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.4	5/6/2021
10.12	Construction Loan Agreement by and among Ammo, Inc., Firelight Group I, LLC, and Hiawatha National Bank, dated October 14, 2021.	10-Q	10.1	2/14/2022
10.13	Settlement Agreement, by and among AMMO, Inc., Steven F. Urvan and Susan T. Lokey, dated November 3, 2022	8-K	10.1	11/7/22
10.14	Amendment to Settlement Agreement, by and among AMMO, Inc., Steven F. Urvan and Susan T. Lokey, dated November 21, 2022	8-K	10.1	11/22/22
21.1	Subsidiaries of the Company				X
23.1	Consent of Pannell Kerr Forster of Texas, P.C Independent Registered Account Firm Relating to Consolidated Financial Statements of the Company for the year ended March 31, 2023				X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

AMMO, INC.

	By:	/s/ Fred W. Wagenhals
Dated: June 14, 2023		Fred W. Wagenhals, Chief Executive Officer

	By:	/s/ Robert D. Wiley
Dated: June 14, 2023		Robert D. Wiley, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Fred W. Wagenhals	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 14, 2023
Fred W. Wagenhals

/s/ Robert D. Wiley	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 14, 2023
Robert D. Wiley

/s/ Russell W. Wallace Jr.	Director	June 14, 2023
Russell W. Wallace, Jr.

/s/ Richard Childress	Director	June 14, 2023
Richard Childress

/s/ Harry Markley	Director	June 14, 2023
Harry Markley

/s/ Jessica M. Lockett	Director	June 14, 2023
Jessica M. Lockett

Director
Steven F. Urvan

/s/ Wayne Walker	Director	June 14, 2023
Wayne Walker

/s/ Christos Tsentas	Director	June 14, 2023
Christos Tsentas

/s/ Randy E. Luth	Director	June 14, 2023
Randy E. Luth

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

AMMO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMMO, Inc. and Subsidiaries (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for the each of the years in the three year period ended March 31, 2023 in conformity with U. S. Generally Accepted Accounting Principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2023, expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment

The Company has recorded goodwill of approximately $90.8 million. As described in Note 2 to the financial statements, the Company tests goodwill for impairment annually or more frequently when an event occurs or circumstances change that may indicate that the carrying value of the reporting unit exceeds its fair value. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches, which include a discounted cashflow analysis, an analysis of similar public company financial information, and an analysis of market transactions. The Company’s fair value estimate in performing this analysis requires management to make various judgments, assumptions, and estimates, the most significant of which include discount rates, projected revenue growth rates, operating margins and guideline public company metrics. We identified goodwill impairment as a critical audit matter primarily because of the judgment involved in reviewing management’s estimates included in the specialist’s reports, as well as the degree of subjectivity in evaluating audit evidence.

Our testing procedures to address this critical audit matter included, among others, the following:

●	evaluating the methodologies and assumptions used by management and its specialist in its analysis of the assessment;
●	performing assessments of the specialist’s qualifications and relationship with the Company;
●	testing the mathematical accuracy of the specialist’s calculations; and
●	evaluating the reasonableness of inputs utilized in the calculation.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

We have served as the Company’s auditor since 2021.

Houston, Texas

June 14, 2023

AMMO, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	March 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$39,134,027	$23,281,475
Accounts receivable, net	29,346,380	43,955,084
Due from related parties	-	15,000
Inventories	54,344,819	59,016,152
Prepaid expenses	5,126,667	3,423,925
Current portion of restricted cash	500,000	-
Total Current Assets	128,451,893	129,691,636

Property and Equipment, net	55,963,255	37,637,806

Other Assets:
Deposits	7,028,947	11,360,322
Patents, net	5,032,754	5,526,218
Other intangible assets, net	123,726,810	136,300,387
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	1,261,634	2,791,850
TOTAL ASSETS	$412,335,387	$414,178,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,079,397	$26,817,083
Factoring liability	-	485,671
Accrued liabilities	4,353,354	6,178,814
Inventory credit facility	-	825,675
Current portion of operating lease liability	470,734	831,429
Current portion of note payable related party	180,850	684,639
Current portion of construction note payable	260,429	-
Insurance premium note payable	2,118,635	-
Total Current Liabilities	25,463,399	35,823,311

Long-term Liabilities:
Contingent consideration payable	140,378	204,142
Notes payable related party, net of current portion	-	181,132
Construction note payable, net of unamortized issuance costs	10,922,443	38,330
Operating lease liability, net of current portion	903,490	2,091,351
Deferred income tax liability	2,309,592	1,536,481
Total Liabilities	39,739,302	39,874,747

Shareholders’ Equity:
Series A cumulative perpetual preferred Stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of March 31, 2023 and March 31, 2022, respectively	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized 118,562,806 and 116,485,747 shares issued and 118,294,478 and 116,485,747 outstanding at March 31, 2023 and March 31, 2022, respectively	118,294	116,487
Additional paid-in capital	391,940,374	385,426,431
Accumulated deficit	(18,941,825)	(11,240,752)
Treasury Stock	(522,158)	-
Total Shareholders’ Equity	372,596,085	374,303,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$412,335,387	$414,178,313

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2023	2022	2021

Net Revenues
Ammunition sales(1)	$114,116,044	$161,459,025	$49,620,530
Marketplace revenue	63,149,673	64,608,516	-
Casing sales	14,174,084	14,201,625	12,861,800
	191,439,801	240,269,166	62,482,330

Cost of Revenues	136,031,204	151,505,657	51,095,679
Gross Profit	55,408,597	88,763,509	11,386,651

Operating Expenses
Selling and marketing	4,729,540	7,310,216	1,879,128
Corporate general and administrative	24,980,079	16,986,344	7,191,544
Employee salaries and related expenses	15,679,135	13,615,439	5,036,721
Depreciation and amortization expense	13,278,762	13,702,148	1,659,243
Loss on purchase	-	-	1,000,000
Total operating expenses	58,667,516	51,614,147	16,766,636
Income/(Loss) from Operations	(3,258,919)	37,149,362	(5,379,985)

Other Expenses
Other income/(expense)	25,181	21,840	576,785
Interest expense	(632,062)	(637,797)	(3,009,094)
Total other expense	(606,881)	(615,957)	(2,432,309)

Income/(Loss) before Income Taxes	(3,865,800)	36,533,405	(7,812,294)

Provision for Income Taxes	730,238	3,285,969	-

Net Income/(Loss)	(4,596,038)	33,247,436	(7,812,294)

Preferred Stock Dividend	(3,105,034)	(2,668,649)	-

Net Income/(Loss) Attributable to Common Stock Shareholders	$(7,701,072)	$30,578,787	$(7,812,294)

Net Income/(Loss) per share
Basic	$(0.07)	$0.27	$(0.14)
Diluted	$(0.07)	$0.27	$(0.14)

Weighted average number of shares outstanding
Basic	117,177,885	112,328,680	55,041,502
Diluted	117,177,885	114,189,720	55,041,502

(1)	Included in revenue for the years ended March 31, 2023, 2022, and 2021 is excises taxes of $9,789,896, $14,646,983, and $4,286,258, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Shares		Additional
	Number	Par Value	Number	Par Value	Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total

Balance as of March 31, 2020	-	$-	46,204,139	$46,204	$53,219,834	$(34,007,245)	-	$19,258,793

Common stock issued for cash	-	-	34,536,143	34,537	138,578,082	-	-	138,612,619
Common stock issued for convertible notes	-	-	3,145,481	3,145	4,828,061	-	-	4,831,206
Common stock issued for exercised warrants	-	-	6,521,563	6,522	13,945,814	-	-	13,952,336
Common stock issued for debt conversion	-	-	1,000,000	1,000	2,099,000	-	-	2,100,000
Common stock issued for cashless warrant exercise	-	-	732,974	733	(733)	-	-	-
Common stock issuance costs	-	-	-	-	(13,847,069)	-	-	(13,847,069)
Common stock issued for services	-	-	943,336	943	1,706,557	-	-	1,707,500
Employee stock awards	-	-	1,016,331	1,016	1,449,343	-	-	1,450,359
Stock grants	-	-	-	-	278,585	-	-	278,585
Issuance of warrants for convertible notes	-	-	-	-	1,315,494	-	-	1,315,494
Common stock repurchase and cancellation	-	-	(1,000,000)	(1,000)	(1,499,000)	-	-	(1,500,000)
Net loss	-	-	-	-	-	(7,812,294)	-	(7,812,294)

Balance as of March 31, 2021	-	$-	93,099,967	$93,100	$202,073,968	$(41,819,539)	$-	$160,347,529

	Preferred Stock		Common Shares		Additional
	Number	Par Value	Number	Par Value	Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total

Balance as of March 31, 2021	-	$-	93,099,967	$93,100	$202,073,968	$(41,819,539)	-	$160,347,529

Acquisition stock issuances	-	-	20,000,000	20,000	142,671,282	-	-	142,691,282
Common stock issued for exercised warrants	-	-	431,080	431	943,476	-	-	943,907
Common stock issued for cashless warrant exercise	-	-	374,584	375	(375)	-	-	-
Common stock issued for services and equipment	-	-	772,450	773	1,630,928	-	-	1,631,701
Employee stock awards	-	-	1,807,666	1,808	5,757,192	-	-	5,759,000
Stock grants	-	-	-	-	252,488	-	-	252,488
Issuance of Series A Preferred Stock, net of issuance costs	1,400,000	1,400	-	-	31,007,396	-	-	31,008,796
Warrant issued for services					1,090,076	-		1,090,076
Preferred stock dividends declared	-	-	-	-	-	(2,524,087)	-	(2,524,087)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,562)	-	(144,562)
Net income	-	-	-	-	-	33,247,436	-	33,247,436

Balance as of March 31, 2022	1,400,000	$1,400	116,485,747	$116,487	$385,426,431	$(11,240,752)	$-	$374,303,566

	Preferred Stock		Common Shares		Additional
	Number	Par Value	Number	Par Value	Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total

Balance as of March 31, 2022	1,400,000	$1,400	116,485,747	$116,487	$385,426,431	$(11,240,752)	$-	$374,303,566

Common stock issued for exercised warrants	-	-	200,003	200	101,306	-	-	101,506
Common stock issued for cashless warrant exercise	-	-	99,762	99	(99)	-	-	-
Employee stock awards	-	-	1,777,294	1,776	5,806,003	-	-	5,807,779
Stock grants	-	-	-	-	179,094	-	-	179,094
Warrants issued for services	-	-	-	-	427,639	-	-	427,639
Preferred stock dividends declared	-	-	-	-	-	(638,071)	-	(638,071)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,618)	-	(144,618)
Preferred stock dividend	-	-	-	-	-	(2,322,346)	-	(2,322,346)
Net Loss						(4,596,038)		(4,596,038)
Treasury shares purchased	-	-	(268,328)	(268)	-	-	(522,158)	(522,426)

Balance as of March 31, 2023	1,400,000	$1,400	118,294,478	$118,294	$391,940,374	$(18,941,825)	$(522,158)	$372,596,085

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,
	2023	2022	2021

Cash flows from operating activities:
Net Income/(Loss)	(4,596,038)	33,247,436	(7,812,294)
Adjustments to reconcile Net Loss to Net Cash provided by (used in) operations:
Depreciation and amortization	17,519,949	17,339,093	4,876,756
Debt discount amortization	83,253	38,330	446,466
Employee stock awards	5,807,779	5,759,000	1,450,359
Stock grants	179,094	252,488	278,585
Stock for services	-	4,200	1,707,500
Contingent consideration payable fair value	(63,764)	(385,750)	(119,731)
Allowance for doubtful accounts	191,299	2,748,250	86,292
(Gain)/loss on disposal of assets	-	(12,044)	25,400
Reduction in right of use asset	629,140	720,491	443,739
Warrant issued for services	213,819	718,045	-
Deferred income taxes	730,238	1,536,481	-
Stock issued in lieu of cash payments	-	-	48,000
Interest on convertible promissory notes	-	-	163,351
Paycheck protection program note forgiveness	-	-	(1,051,985)
Loss on Jagemann Munition Components	-	-	1,000,000
Stock and warrants for note conversion	-	-	1,315,494
Changes in Current Assets and Liabilities
Accounts receivable	14,417,405	(20,707,052)	(6,075,373)
Due to (from) related parties	15,000	657	150
Inventories	4,671,333	(43,149,234)	(11,458,845)
Prepaid expenses	2,763,855	1,996,287	(1,331,710)
Deposits	4,306,375	(8,826,504)	(1,616,858)
Accounts payable	(8,694,813)	9,930,191	1,810,417
Accrued liabilities	(1,970,078)	2,374,686	1,843,166
Operating lease liability	(647,480)	(732,468)	(444,439)
Net cash provided by (used in) operating activities	35,556,366	2,852,583	(14,415,560)

Cash flows from investing activities:
Gemini acquisition	-	(50,517,840)	-
Purchase of equipment	(12,541,325)	(19,218,982)	(7,437,265)
Proceeds from disposal of assets	-	59,800	-
Net cash used in investing activities	(12,541,325)	(69,677,022)	(7,437,265)

Cash flow from financing activities:
Payments on inventory facility, net	(825,675)	(265,422)	1,091,098
Proceeds from factoring liability	71,348,761	121,488,045	40,309,292
Payments on factoring liability	(71,834,432)	(122,844,562)	(40,473,083)
Payments on assumed debt from Gemini	-	(50,000,000)	-
Payments on note payable - related party	(684,921)	(625,147)	(8,783,410)
Payments on insurance premium note payment	(2,134,143)	(2,208,369)	(514,746)
Proceeds from construction note payable	1,000,000	-	-
Payments on construction note payable	(150,743)	-	-
Payments on note payable	-	(4,000,000)	-
Sale of preferred stock	-	35,000,000	-
Common stock issued for exercised warrants	101,506	943,907	13,952,336
Common stock issuance costs	-	(3,199,922)	(13,895,069)
Preferred stock dividends paid	(2,960,416)	(2,524,087)
Common stock repurchase plan	(522,426)	-	-
Sale of common stock	-	-	138,612,619
Proceeds from paycheck protection program notes	-	-	1,051,985
Proceeds from note payable related party issued	-	-	3,500,000
Proceeds from note payable	-	-	4,000,000
Proceeds from convertible promissory notes	-	-	1,959,000
Payments on common stock repurchase and cancellation	-	-	(1,500,000)
Net cash used in financing activities	(6,662,489)	(28,235,557)	139,310,022
			-
Net increase/(decrease) in cash	16,352,552	(95,059,996)	117,457,197
Cash, beginning of period	23,281,475	118,341,471	884,274
Cash and restricted cash, end of period	$39,634,027	$23,281,475	$118,341,471
Restricted cash, end of period	$500,000	$-	$-
Cash, end of period	$39,134,027	23,281,475	118,341,471

(Continued)

AMMO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,
	2023	2022	2021

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$665,043	$626,571	$1,186,302
Income taxes	$1,302,811	$-	$-

Non-cash investing and financing activities:
Construction note payable	$10,237,032	$387,968	$-
Insurance premium note payment	$4,252,778	$2,166,852	$226,539
Operating lease liability	$901,076	$809,451	$897,845
Dividends accumulated on preferred stock	$144,618	$144,562	$-
Acquisition stock issuances	$-	$143,400,000	$-
Warrant issued for services	$-	$1,090,077	$-
Convertible promissory note	$-	$-	$4,667,855
Note payable related party	$-	$-	$2,635,797
Note payable related party conversion	$-	$-	$2,100,000
Stock subscription receivable	$-	$-	$664,975

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, stock-based compensation and warrant-based compensation.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline it is not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted for the year ended March 31, 2023. As of March 31, 2023, the Company has a goodwill carrying value of $90,870,094, all of which is assigned to the Marketplace segment. However, due to declines in the value of the Company’s common stock and market capitalization, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2024.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

We consider cash to be restricted when withdrawal or general use is legally restricted. Our restricted cash balance is comprised of cash on deposit with banks to secure the Construction Loan Agreement as discussed in Note 11. We report restricted cash in the Consolidated Balance Sheets as current or non-current classification based on the expected duration of the restriction.

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

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the years ended March 31, 2023, 2022, and 2021, the Company recognized royalty expenses of $99,268, $44,764, and $87,093 respectively under this agreement.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, we applied for additional patent coverage for the manufacturing methods or application of the Hybrid Luminescence Ammunition Technology on a variety of projectile and ammunition types. The costs of filing this patent were expensed.

On October 5, 2018, we completed the acquisition of SW Kenetics Inc. AMMO Technologies, Inc. succeeded all of the assets of SW Kenetics Inc. and assumed all of the liabilities.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the years ended March 31, 2023, 2022, and 2021.

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

For the years ended March 31, 2023, 2022, and 2021, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	For the Year Ended March 31, 2023		For the Year Ended March 31, 2022		For the Year Ended March 31, 2021
PERCENTAGES	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable

Customers:

A	12.2%	-	-	-	16.5%	23.3%
B	-	-	-	11.8%	-	-
C	-	-	-	-	-	11.9%
D	-	-	-	-	-	10.6%
	12.2%	-	-	11.8%	16.5%	45.8%

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

	For the Year Ended
	March 31, 2023	March 31, 2022	March 31, 2021
Ammunition Sales	$114,116,044	$161,459,025	$49,620,530
Marketplace Fee Revenue	63,149,673	64,608,516	-
Ammunition Casings Sales	14,174,084	14,201,625	12,861,800
Total Sales	$191,439,801	$240,269,166	$62,482,330

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

Advertising Costs

We expense advertising costs as they are incurred in selling and marketing expenses of operating expenses. Marketplace advertising costs are expenses as they are incurred in cost of revenues. We incurred advertising expenses recognized in selling expenses of $1,068,700, $1,406,043, and $257,866 for the years ended March 31, 2023, 2022, and 2021 respectively. We incurred marketplace advertising expenses of 286,479 and $417,017 in cost of revenues for the years ended March 31, 2023 and 2022. We did not have marketplace advertising expenses in cost of revenues for the year ended March 31, 2021.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value.

We value all common stock issued for services on the date of the agreements, using the price at which shares were being sold to private investors or at the value of the services performed.

We valued warrants issued for services at their respective grants dates during the years ended March 31, 2023, 2022, and 2021 using valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk free interest rate, volatility, and expected life.

	March 31, 2023	March 31, 2022	March 31, 2021

Risk free interest rate	3.9%	1.21%-1.74%	0.32%-0.38%
Expected volatility	77.5%	89.1%-90.7%	88.9%-90.4%
Expected term	2.5 years	2.5 years	2.5 years
Expected dividend yield	0%	0%	0%

	Quoted Active Markets for Identified Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Warrants issued for services	$-	$427,639	$-	$427,639
March 31, 2022
Warrants issued for services	$-	$1,090,077	$-	$1,090,077
March 31, 2021
Warrants issued for convertible promissory notes conversion	$-	$1,315,494	$-	$1,315,494

In connection with our acquisition of Gemini, we used the Level 2 inputs in estimating the fair value of the transaction. Please refer to Note 14.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the years ended March 31, 2023, 2022, and 2021, we recognized approximately $9.8 million, $14.6 million, and $4.3 million respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”). Which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. We measure stock compensation based on reference to the closing fair market value of our Common Stock on the date of grant. Stock-based compensation is recognized on a straight line basis over the vesting periods and forfeitures are recognized in the periods they occur.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2023, our bank account balances exceeded federally insured limits, however, we have not incurred losses related to these deposits.

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

On September 24, 2019, the Company received notice that a former employee that had voluntarily terminated filed a complaint against the Company, and certain individuals, with the U.S. Department of Labor (“DOL”). The Complaint in alleges that the individual reported potential violations of SEC rules and regulations by management and that as a result of such disclosures, the individual experienced a hostile work environment; that the Company lacks sufficient internal controls, and that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the shareholders. The claims were investigated by a newly appointed Special Investigative Committee made up of independent directors represented by special independent legal counsel. The Special Investigative Committee and legal counsel found the material claims were unsubstantiated, including those concerning alleged SEC violations, and recommended enhancements to certain corporate governance charter documents and processes which the Company promptly implemented. The parties participated in a successful mediation at the end of June 2022 and all matters relating to this former employee/claimant were confidentially resolved with the lawsuit dismissed with prejudice.  The settlement was covered by our Employment Practices Liability Policy and did not amount to a material amount.

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

AMMO is defending two contract arbitration cases adverse former employees that are presently in discovery, one involving an employee terminated for cause and the second action involving a termination without cause wherein the former employee is seeking contract wages, commissions and allegedly earned common stock. Discovery is ongoing at this time in the employment arbitration matters. While discovery continues, the Company received a favorable ruling on a partial motion for summary judgment in the “for cause” arbitration case wherein the arbitrator ruled the employee had stolen funds and thus granted the Company’s dispositive motion.

The Company also received notice in October 2022 that an OSHA whistleblower complaint had been filed with the US Department of Labor by an employee that had been terminated for cause. The regulatory filing was received after AMMO refused to capitulate to the former employee’s demands. AMMO has produced documents and submitted its position statement to OSHA and the matters is currently pending at the agency level.

On April 30, 2023, Director and shareholder Steve Urvan filed suit in the Delaware Chancery Court against the Company, certain Directors, former directors, employees, former employees and consultants, seeking rescission of the Company’s acquisition of GunBroker.com and certain affiliated companies. Plaintiff Urvan’s claims include rescission, misrepresentation and fraud. The Company is currently in communications with its insurance carriers as concerns coverage (defense and indemnification), has engaged counsel and formal/legal service of process is being coordinated at this time. The Company and named defendants are in alignment in all respects, reasonably believe at this date that the claims are without merit and the Company has engaged Delaware Chancery Court litigation specialists to defend its interests in all respects in this case. There were no other known contingencies at March 31, 2023 and 2022.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326),” which replaces the current incurred loss impairment methodology for most financial assets with the current expected credit loss (“CECL”) methodology. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The guidance should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. We anticipate that this ASC will not have a material effect on the Company’s financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires specific disclosures for equity securities subject to contractual sale restrictions. These changes will become effective for the Company on April 1, 2024, with early adoption permitted. We are currently evaluating the potential impact of these changes.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 3 – INCOME/(LOSS) PER COMMON SHARE

We calculate basic income/(loss) per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants. We use the treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 2,460,946 shares of common stock. Due to the loss from operations in the year ended March 31, 2023, there are no common shares added to calculate the dilutive loss per share for that period as the effect would be antidilutive. The Company excluded warrants of 2,406,946 for the year ended March 31, 2023 and warrants of 150,000 and equity incentive awards of 20,000 for the year ended March 31, 2022, from the weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	For the Year Ended March 31,
	2023	2022	2021

Numerator:
Net income/(loss)	$(4,596,038)	$33,247,436	$(7,182,294)
Less: Preferred stock dividends	(3,105,034)	(2,668,648)	-
Net income/(loss) attributable to common stockholders	$(7,701,072)	$30,578,788	$(7,182,294)

Denominator:
Weighted averaged shares of common stock - basic	117,177,885	112,328,680	55,041,502
Effect of dilutive common stock purchase warrants	-	1,861,040	-
Effect of dilutive equity incentive awards	-	-	-
	117,177,885	114,189,720	55,041,502

Basic earnings per share:
Income/(loss) per share attributable to common stockholders - basic	$(0.07)	$0.27	$(0.14)

Diluted earnings per share:
Income/(loss) per share attributable to common stockholders - diluted	$(0.07)	$0.27	$(0.14)

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACCOUNTS RECEIVABLE

Our net accounts receivable are summarized as follows:

	March 31, 2023	March 31, 2022
Accounts receivable	$32,592,931	$47,010,336
Less: allowance for doubtful accounts	(3,246,551)	(3,055,252)
	$29,346,380	$43,955,084

The following presents a reconciliation of our allowance for doubtful accounts for the periods presented:

March 31, 2021	$148,540
Increase in allowance	2,903,304
Write-off of uncollectible amounts	(12,703)
Purchase accounting	16,111
March 31, 2022	3,055,252
Increase in allowance	2,160,323
Write-off of uncollectible amounts	(1,969,024)
March 31, 2023	$3,246,551

NOTE 5 – INVENTORIES

At March 31, 2023 and March 31, 2022, the inventory balances are composed of:

	March 31, 2023	March 31, 2022
Finished product	$14,362,514	$6,167,318
Raw materials	23,898,596	33,924,813
Work in process	16,083,709	18,924,021

	$54,344,819	$59,016,152

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2023 and March 31, 2022:

	March 31, 2023	March 31, 2022
Leasehold Improvements	$257,009	$257,009
Building and Improvements	28,623,329	-
Furniture and Fixtures	384,650	343,014
Vehicles	153,254	153,254
Equipment	40,233,186	32,524,850
Tooling	143,710	143,710
Construction in Progress	734,781	14,335,371
Total property and equipment	$70,529,919	$47,757,208
Less accumulated depreciation	(14,566,664)	(10,119,402)
Net property and equipment	55,963,225	37,637,806

Depreciation Expense for the years ended March 31, 2023, 2022, and 2021 totaled $4,452,908, $4,266,126, and $2,904,968, respectively. Of these totals $3,747,723, $3,101,929, and $2,674,161 were included in cost of goods sold for the years ending March 31, 2023, 2022, and 2021. Additionally, $705,185, $1,164,197, and $230,797 were included in depreciation and amortization expenses in operating expenses.

NOTE 7 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement a contains fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. We did not have an outstanding balance on our Factoring liability as of March 31, 2023. As of March 31, 2022, the outstanding balance of the Factoring Liability was $485,671. Interest expense recognized on the Factoring Liability for the year ended March 31, 2023 was $153,646, including $37,500 of amortization of the commitment fee, for the year ended March 31, 2022, $327,746, including $100,000 of amortization of the commitment fee, for the year ended March 31, 2021, $305,747, including $50,000 of amortization of the commitment fee.

On June 17, 2021, this agreement was amended which extended the maturity date to June 17, 2024.

NOTE 8 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. As of March 31, 2022, the outstanding balance of the Inventory Credit Facility was $825,675 and no outstanding balance remained as of March 31, 2023. Interest expense recognized on the Inventory Credit Facility for the year ended March 31, 2023 was $6,580, for the year ended March 31, 2022 was $40,940, including $8,561 of amortization of the annual fee, and for the year ended March 31, 2021 was $171,414, including $36,439 of amortization of the annual fee.

NOTE 9 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale, AZ, Atlanta and Marietta, GA, and Manitowoc, WI under contracts we classify as operating leases. None of our leases are financing leases. The Scottsdale lease does not include a renewal option. In August of 2021 we extended the lease of our Atlanta offices through May of 2027, accordingly we increased our Right of Use Assets and Operating Lease Liabilities by $501,125 at September 30, 2021. In January of 2022, we extended the lease of our second Manitowoc, WI location and increased our Right of Use Assets and Operating Lease Liabilities by $308,326. We terminated our lease agreement in our first Manitowoc, WI location during the year ended March 31, 2023. Accordingly, we decreased our Right of Use Assets and Operating Lease Liabilities by $901,076.

As of March 31, 2023 and March 31, 2022, total Right of Use Assets were $1,261,634 and $2,791,850, respectively. As of March 31, 2023 and March 31, 2022, total Operating Lease Liabilities were $1,374,224 and $2,922,780, respectively. The current portion of our Operating Lease Liability on March 31, 2023 and March 31, 2022 is $470,734 and $831,429, respectively, and is reported as a current liability. The remaining $903,490 of the total $1,374,224 for the year ended March 31, 2023 and the $2,091,351 of the total $2,922,780 for the year ended March 31, 2022 of the Operating Lease Liability is presented as a long-term liability net of the current portion.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated lease expense for the year ended March 31, 2023 was $881,171 including $861,777 of operating lease expense and $19,394 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Consolidated lease expense for the year ended March 31, 2022 was $1,221,473 including $1,177,589 of operating lease expense and $43,884 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Consolidated lease expense for the year ended March 31, 2021 was $844,441 including $742,433 of operating lease expense and $102,008 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.3 years and 10.0%, respectively at March 31, 2023 and were 3.5 years and 10.0%, respectively at March 31, 2022.

Future minimum lease payments under non-cancellable leases as of March 31, 2023 are as follows:

Years Ended March 31,
2024	$583,768
2025	387,214
2026	351,962
2027	257,508
2028	43,660
Thereafter	-
1,624,112
Less: Amount Representing Interest	(249,888)
$1,374,224

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

On November 5, 2020, the Company paid $6,000,000 to JSC allocated as follows: (i) payment in full of Note A, representing the balance due from the Company to JSC relating to the acquisition of Jagemann Munition Components in March 2019 and (ii) $592,982 remitted in partial payment of Note B, resulting in the parties’ execution of Amended Note B which has a starting principal balance of $1,687,664 (“Amended Note B”). The Amended Note B principal balance carries a 9% per annum interest rate and is amortized equally over the thirty six (36) month term. As a result of the payment in full of Note A JSC shall release the accompanying security interest in Company assets which secured Note A. Concurrently, upon entry into Amended Note B, JSC and the Company entered into the First Amendment to General Business Security Agreement to reflect a revised list of collateral in which JSC has a security interest. The total interest expense recognized on Note A was $216,160 for the year ended March 31, 2021. The total interest expense recognized on the original Note B was $62,876 for the year ended March 31, 2021.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s balance of Amended Note B was $180,850 at March 31, 2023 and $865,771 at March 31, 2022. The Company recognized $48,665, $110,518, and $60,100 in interest expense on Amended Note B for the years ended March 31, 2023, 2022, and 2021, respectively.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONSTRUCTION NOTE PAYABLE

On October 14, 2021, we entered into a Construction Loan Agreement (the “Loan Agreement”) with Hiawatha National Bank (“Hiawatha”). The Loan Agreement specifies that Hiawatha may lend up to $11,625,000 to the Borrower to pay a portion of the construction costs of an approximately 160,000 square foot manufacturing facility to be constructed on our property (the “Loan”). The first advance of Loan funds by Hiawatha was made on October 14, 2021 in the amount of $329,843. We received advances of Loan funds approximately every month as our “owner’s equity” was fully funded into the ongoing new plant construction project. The Loan is an advancing term loan and not a revolving loan so any portion of the principal repaid cannot be reborrowed.

Additionally, on October 14, 2021, we issued a Promissory Note in favor of Hiawatha (the “Note”) in the amount of up to $11,625,000 with an interest rate of four and one-half percent (4.5%). The maturity date of the Note is October 14, 2026. Under the terms of the Loan Agreement, we are required to make monthly payments of $64,620 which consists of principial and interest until the maturity date, at which time the remaining principial balance of the Loan would become due.

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

For the year ended March 31, 2023 approximately $11.2 million of Loan funds were advanced including $1.0 million of cash collateral or restricted cash as security for the Loan. We made $150,743 in principal payments for the year ended March 31, 2023. The restricted cash can be released per the terms documented in the Loan Agreement filed with the Commission on Form 10-Q on February 14, 2022. During the year ended March 31, 2023, $500,000 of restricted cash was released to the Company.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

During the year ended March 31, 2021, we issued 47,895,828 shares of common stock as follows:

●	34,512,143 shares were sold to investors for $138,564,619
●	3,145,481 shares were issued for the conversion of convertible promissory notes for $4,831,206
●	6,521,563 shares were issued to investors for exercised warrants valued for $13,952,336
●	732,974 shares were issued for cashless exercise of 1,300,069 warrants
●	1,000,000 shares were issued pursuant to a debt conversion agreement for $2,100,000
●	943,336 shares were issued for services provided to the Company valued at $1,707,500
●	1,016,331 shares valued at $1,450,359 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation
●	24,000 shares were issued to investors for $48,000 in liquidation damage fees
●	1,000,000 shares were repurchased from JSC for a total value of $1,500,000 and subsequently cancelled

During the year ended March 31, 2022, we issued 23,385,780 shares of common stock as follows:

●	20,000,000 shares were issued in connection with our merger of Gemini Direct Investments, LLC valued at $142,691,282
●	431,080 shares were issued to investors for exercised warrants valued for $943,907
●	374,584 shares were issued for cashless exercise of 443,110 warrants
●	772,450 shares valued at $1,631,701 were issued for services and equipment provided to the Company
●	1,807,666 shares valued at $5,759,000 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

During the year ended March 31, 2023, we issued 2,077,059 shares of common stock as follows:

●	200,003 shares were issued to investors for exercised warrants valued for $101,506
●	99,762 shares were issued for cashless exercise of 100,000 warrants
●	1,777,294 shares valued at $5,807,779 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

At March 31, 2023, 2022, and 2021 outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2020	8,504,372	$2.10	3.60
Granted	2,925,204	2.31	2.47
Exercised	(7,821,631)	2.08	-
Forfeited or cancelled	-	-	-
Outstanding at March 31, 2021	3,607,945	$2.31	3.24
Exercisable at March 31, 2021	3,179,730	$2.27	3.05

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2021	3,607,945	$2.31	3.24
Granted	200,000	0.01	3.92
Exercised	(874,190)	1.76	-
Forfeited or cancelled	-	-	-
Outstanding at March 31, 2022	2,933,755	$2.32	2.29
Exercisable at March 31, 2022	2,933,755	$2.32	2.29

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2022	2,933,755	$2.32	2.29
Granted	150,000	0.01	4.5
Exercised	(300,003)	0.34	-
Forfeited or cancelled	(322,806)	2.00	-
Outstanding at March 31, 2023	2,460,946	$2.46	1.59
Exercisable at March 31, 2023	2,460,946	$2.46	1.59

As of March 31, 2023, we had 2,460,946 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 1,448,758 shares of our Common Stock at an exercise price of $2.00 per share consisting of 16% of the warrants until August 2024, and 84% until February 2026; (3) warrants to purchase 474,966 shares of Common Stock at an exercise price of $2.40 until September 2024; (4) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025, and (5) warrants to purchase 150,000 shares of Common Stock at an exercise price of $6.72 until February 2024.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred dividends accumulated as of March 31, 2022 were $144,562. On August 27, 2021 the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning May 21, 2021 (the first issuance date of the Series A Preferred Stock) through and including June 30, 2021 payable on September 15, 2021 to holders of record of Series A Preferred Stock on August 31, 2021 equal to $0.241246528 per share. Dividends totaling $337,745 were paid on September 15, 2021. On November 17, 2021, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning July 1, 2021 through and including December 14, 2021 payable on December 15, 2021 to holders of record of Series A Preferred Stock on November 30, 2021 equal to $1.01475694444444 per share. Dividends totaling $1,420,660 were paid on December 15, 2021. On February 18, 2022, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning December 15, 2021 through and including March 14, 2022 payable on March 15, 2022 to holders of record of Series A Preferred Stock on February 28, 2022 equal to $0.546875 per share. Dividends totaling $765,642 were paid on March 15, 2022.

Preferred dividends accumulated as of March 31, 2023 were $144,618. On February 17, 2023, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning December 15, 2022 through and including March 14, 2023 payable on March 15, 2023 to holders of record of Series A Preferred Stock on February 28, 2023 equal to $0.546875 per share. Dividends totaling $765,625 were paid on March 15, 2023. On November 18, 2022, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning September 15, 2022 through and including December 14, 2022 payable on December 15, 2022 to holders of record of Series A Preferred Stock on November 30, 2022 equal to $0.5529514 per share. Dividends totaling $774,132 were paid on December 15, 2022. On August 17, 2022, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning June 15, 2022 through and including September 14, 2022 payable on September 15, 2022 to holders of record of Series A Preferred Stock on August 31, 2022 equal to $0.55902778 per share. Dividends totaling $782,639 were paid on September 15, 2022. On May 12, 2022, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning March 15, 2022 through and including June 14, 2022 payable on June 15, 2022 to holders of record of Series A Preferred Stock on May 31, 2022 equal to $0.559027777777778 per share. Dividends totaling $782,639 were paid on June 15, 2022.

NOTE 14 – ACQUISITIONS

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – ACCRUED LIABILITIES

At March 31, 2023 and March 31, 2022, accrued liabilities were as follows:

	March 31, 2023	March 31, 2022
Accrued FAET	$1,808,065	$2,408,318
Accrued professional fees	736,323	66,000
Income taxes payable	403,739	1,749,488
Accrued sales commissions	252,366	932,712
Unearned revenue	101,593	201,891
Accrued interest	2,681	4,762
Accrued payroll	430,344	458,027
Other accruals	618,243	357,616
	$4,353,354	$6,178,814

NOTE 16– RELATED PARTY TRANSACTIONS

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

During the year ended March 31, 2023, we paid $551,916 in service fees to two independent contractors of which $223,333 were created as a result of termination without cause as a result of our Proxy Settlement Agreement. The two independent contractors 141,419 shares of our common stock for a total value of $494,967 in addition to the issuances described in the foregoing paragraphs. We issued 45,000 shares in the aggregate to its advisory committee members for service for a total value of $129,750. Through our acquisition of Gemini, a related party relationship was created through one of our Members of the Board of Directors by ownership of entities that transacts with Gemini. We recognized $215,300 in Marketplace Revenue for the year ended March 31, 2022 that was attributable to that relationship. There was $182,344 included in our Accounts Receivable at March 31, 2023 as a result of this relationship.

During the year ended March 31, 2022, we paid $229,083 in service fees to an independent contractor and 60,000 shares in the aggregate to its advisory committee members for service for a total value of $173,000. Through our acquisition of Gemini, a related party relationship was created through one of our Members of the Board of Directors by ownership of an entity that transacts with Gemini. We recognized $1,042,277 in Marketplace Revenue for the year ended March 31, 2022 that was attributable to that relationship. There was $139,164 included in our Accounts Receivable at March 31, 2022 as a result of this relationship.

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

Through the Administrative and Management Services Agreement the Company with JSC, the Company purchased approximately incurred $2.0 million in inventory support services, and $170,355 of rent expenses for the year ended March 31, 2023. Through the Administrative and Management Services Agreement the Company with JSC, the Company purchased approximately incurred $1.7 million in inventory support services, and $408,852 of rent expenses for the year ended March 31, 2022. For the year ended March 31, 2021, the Company purchased approximately $3.4 million in inventory support services, and incurred $405,171 of rent expenses for the year ended March 31, 2021.

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

The Company’s balance of Amended Note B was $180,850 and $865,771 at March 31, 2023 and 2022, respectively. The Company recognized $48,665, $110,518, and $60,100 in interest expense on Amended Note B for the years ended March 31, 2023, 2022, and 2021, respectively.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – INCOME TAXES

The income tax (provision) benefit for the periods shown consist of the following:

	2023	2022	2021
Current
US Federal	$-	$(1,302,811)	-
US State	-	(446,677)	-
Total current provision	-	(1,749,488)	-
Deferred
US Federal	(578,679)	(7,727,011)	582,724
US State	(151,559)	(2,649,261)	137,276
Total deferred benefit	(730,238)	(10,376,272)	720,000
Change in valuation allowance	-	8,839,791	(720,000)
Income tax (provision) benefit	$(730,238)	$(3,285,969)	-

The reconciliation of income tax expense computed at the U.S. federal statutory rate of 21% to the income tax provision is as follows:

	2023	2022	2021
Computed tax expense	$21%	$21%	21%
State taxes, net of Federal income tax benefit	6%	7%	5%
Change in valuation allowance	0%	24%	(10)%
Employee stock awards	(40)%	4%	(5)%
Stock grants	(2)%	0%	(1)%
Stock for services	0%	0%	(6)%
Other	1%	0%	0%
Non-deductible meals & entertainment	0%	0%	0%
Contingent consideration fair value	1%	1%	0%
Stock and Warrants on Note Conversion	(5)%	1%	(4)%
Total provision for income taxes	$(18)%	$9%	0%

The Company’s effective tax rates was (18%) for the year ended March 31, 2023. During the year ended March 31, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to Employee stock awards.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2023	2022
Deferred tax assets
Net operating loss carryforward	$871,331	$-
Loss on purchase	826,311	879,319
Other	-	-
Total deferred tax assets	$1,697,642	$879,319

Deferred tax liabilities
Depreciation expense	$(2,906,214)	$(2,208,361)
Other	(1,101,020)	(207,439)
Total deferred tax liabilities	$(4,007,234)	$(2,415,800)
Net deferred tax assets/(liabilities)	$(2,309,592)	$(1,536,481)
Valuation allowance	-	-
Net deferred tax assets/(liabilities)	$(2,309,592)	$(1,536,481)

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. The Company has evaluated tax positions taken by the Company and has concluded that as of March 31, 2023 and 2022, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended December 31, 2016, December 31, 2017 and March 31, 2018, 2019, 2020, 2021, 2022, and 2023 are subject to audit.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – GOODWILL AND INTANGIBLE ASSETS

During our fiscal year ended March 31, 2022, we recorded $90,870,094 of Goodwill generated from our Merger with Gemini. The balance of Goodwill at March 31, 2023 and 2022 was $90,870,094. We did not have any goodwill prior to the year ended March 31, 2022.

Total amortization expense of our intangible assets was $13,072,967, $13,072,967 and $1,971,188 for the years ended March 31, 2023, 2022, and 2021, respectively.

Intangible assets consisted of the following:

		March 31, 2023
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		250,000	7,074,005	151,763,617

Accumulated amortization – Licensing Agreements		(250,000)	-	-
Accumulated amortization – Patents		-	(2,041,251)	-
Accumulated amortization – Intangible Assets		-	-	(28,036,807)
		$-	$5,032,754	$123,726,810

		March 31, 2022
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		250,000	7,074,005	151,763,617

Accumulated amortization – Licensing Agreements		(250,000)	-	-
Accumulated amortization – Patents		-	(1,547,787)	-
Accumulated amortization – Intangible Assets		-	-	(15,463,230)
		$-	$5,526,218	$136,300,387

Annual estimated amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2024	$13,102,785
2025	12,664,775
2026	12,664,775
2027	12,553,355
2028	12,543,226
Thereafter	65,230,648
$128,759,564

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SEGMENTS

On April 30, 2021, the Company entered into an agreement and plan of merger with Gemini, which, along with its subsidiaries, engages primarily in the operation of an online marketplace dedicated to firearms, hunting, shooting and related products. As a result, at March 31, 2023, our Chief Executive Officer reviews financial performance based on two operating segments as follows:

●	Ammunition – which consists of our manufacturing business. The Ammunition segment engages in the design, production and marketing of ammunition, ammunition component and related products.
●	Marketplace – which consists of the GunBroker.com Ecommerce marketplace. In its role as an auction site, GunBroker.com supports the lawful sale of firearms, ammunition and hunting/shooting accessories.

In the current period, we began the reporting of the separate allocation of certain corporate general and administrative expenses including non-cash stock compensation expense, as such we have updated the prior period disclosure herein. The following tables set forth certain financial information utilized by management to evaluate our operating segments for the annual periods presented:

	For the Year Ended March 31, 2023
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$128,290,128	$63,149,673	$-	$191,439,801
Cost of Revenues	126,914,265	9,116,939	-	136,031,204
General and administrative expense	10,378,456	9,707,425	25,302,873	45,388,754
Depreciation and amortization	578,326	12,700,436	-	13,278,762
Income/(Loss) from Operations	$(9,580,919)	$31,624,873	$(25,302,873)	$(3,258,919)

	For the Year Ended March 31, 2022
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$175,660,650	$64,608,516	$-	$240,269,166
Cost of Revenues	142,773,306	8,732,351	-	151,505,657
General and administrative expense	11,932,721	8,434,308	17,544,970	37,911,999
Depreciation and amortization	1,579,778	12,122,370	-	13,702,148
Income/(Loss) from Operations	$19,374,845	$35,319,487	$(17,544,970)	$37,149,362

	For the Year Ended March 31, 2021
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$62,482,330	$-	$-	$62,482,330
Cost of Revenues	51,095,679	-	-	51,095,679
General and administrative expense	4,269,558	-	10,837,834	15,107,392
Depreciation and amortization	1,659,243	-	-	1,659,243
Income/(Loss) from Operations	$5,475,850	$-	$10,834,834	$(5,379,984)

Total assets by segment were as follows:

	March 31, 2023	March 31, 2022	March 31, 2021
Ammunition	$154,044,607	$160,305,107	$179,379,341
Marketplace	258,290,780	253,873,206	-
	$412,335,387	$414,178,313	$179,379,341

Total capital expenditures by segment were as follows:

	March 31, 2023	March 31, 2022	March 31, 2021
Ammunition	$10,819,177	$17,728,023	$7,437,265
Marketplace	1,722,148	1,490,959	-
	$12,541,325	$19,218,982	$7,437,265

NOTE 20 - SUBSEQUENT EVENT

Common Stock Issuances

Subsequent to March 31, 2023, we issued 25,111 shares of Common Stock to our employees, independent contractors and Members of our Board of Directors as compensation for a total value of $45,346 or $1.81 per share.

Note Payable Related Party Repayment

Subsequent to March 31, 2023, we repaid the remaining outstanding principal balance on Amended Note B.

