Form 10-K/A
period 2023-03-31
AMMO, INC.
filed 2023-07-31
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 001-13101

AMMO, Inc.

(Exact Name of Registrant as Specified in its Charter)

delaware	83-1950534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7681 E Gray Road, Scottsdale, AZ 85260

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number including area code (480) 947-0001

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

The aggregate market value of the Common Stock of the registrant by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2022) was $258,196,798.

As of June 9, 2023, there were 117,580,758 shares of $0.001 par value Common Stock outstanding.

Audit Firm ID	Auditor Name	Auditor Location
342	PANNELL KERR FORSTER OF TEXAS, P.C	Houston, Texas

EXPLANATORY NOTE

On June 14, 2023, Ammo, Inc. filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.

We no longer expect that the definitive proxy statement for our 2023 annual meeting of stockholders will be filed within 120 days of March 31, 2023. Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

●	amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;
●	amend and restate the exhibit list included in Part IV, Item 15 of the Original Form 10-K;
●	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

In our Form 10-K, Form 10-Q and Form 8-K filings with the Securities and Exchange Commission, references to: (a) “Common Stock” refers to our Common Stock, $0.001 par value per share; and (b) “AMMO, Inc.,” “AMMO,” “the Company,” “we,” “us,” “our” and similar terms refer to AMMO, Inc. and its wholly owned operating subsidiaries Enlight Group II, LLC, AMMO Munitions, Inc., Firelight Group I LLC, Speedlight Group I, LLC, SNI, LLC, GB Investments, Inc., IA Tech, LLC, Outdoors Online, LLC, Enthusiast Commerce, LLC, five other subsidiaries listed on Exhibit 21.1 filed with our Annual Report on Form 10-K, and AMMO Technologies, Inc. (with AMMO Technologies, Inc. currently being inactive).

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers and Term of Office

The following table sets forth the names and ages of our current directors and executive officers. Our Board of Directors (the “Board”) appoints our executive officers. Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the Board.

Name	Age	Position
Fred W. Wagenhals(1)	82	Executive Chairman of the Board
Jared R. Smith(1)	45	Chief Executive Officer and Director
Robert D. Wiley	31	Chief Financial Officer
Russell William Wallace, Jr.	66	Director
Jessica M. Lockett	37	Director
Richard R. Childress	77	Director
Steve F. Urvan	57	Director
Christos Tsentas	36	Director
Wayne Walker	64	Director
Randy Luth	56	Director

(1)	Effective July 24, 2023, Jared R. Smith was appointed Chief Executive Officer and Director and Fred W. Wagenhals was appointed Executive Chairman. In connection with his appointment as Chief Executive Officer, Mr. Smith relinquished his prior titles of President and Chief Operating Officer. These roles have not yet been filled.

Jared R. Smith was appointed as Chief Executive Officer and a director of the Company on July 24, 2023; previously, Mr. Smith had served as the Company’s President and Chief Operating Officer since January 2023. Mr. Smith has more than 17 years of experience in the ammunition industry. He was employed at Fiocchi of America, a global manufacturer of premium ammunition for competition, hunting and defense applications located in Ozark, Missouri from 2010 to December 2022, where, since 2017, he held the position of General Manager. As General Manager, Mr. Smith maintained full Profit and Loss ownership and managed separate manufacturing operations (340+ employees), while overseeing three acquisitions, and leading Fiocchi’s revenue growth in three years from $95 million to in excess of $200 million. Prior to taking the General Manager role, Mr. Smith also held positions as the Vice President-International Strategy and Development and Director of Procurement and Supply Chain at Fiocchi of America.

We believe that Mr. Smith possesses attributes that qualify him to serve as a member of the Board, including his extensive business management experience and his knowledge of the firearms and ammunitions industry.

Fred W. Wagenhals has been the Chairman of the Board of the Company since December 2016. On July 24, 2023, Mr. Wagenhals assumed the position of Executive Chairman. Mr. Wagenhals also served as our Chief Executive Officer from December 2016 until July 24, 2023 and as our President from December 2016 through March 2021. Prior to joining AMMO, Mr. Wagenhals was a private investor from August 2005 until December 2016. Prior to that, Mr. Wagenhals was employed at Action Performance Companies, Inc., a leading designer and marketer of licensed motorsports products related to NASCAR, as Chairman, President, and Chief Executive Officer from November 1993 to December 2005, Chairman of the Board and Chief Executive Officer from May 1992 until September 1993,; and President from July 1993 until September 1993. Action-Performance Companies, Inc. was sold in August 2005 to International Speedway Corp. and Speedway Motorsports. Mr. Wagenhals is a member of the Model Car Hall of Fame, was an Arizona Entrepreneur of the Year award recipient for the Retail/Wholesale category by the Center for Entrepreneurial Leadership, Inc. in 1997, and was honored as the Anheuser-Bush Entrepreneur in Residence at the University of Arizona College of Business and Public Administration during 1997 and 1998. He also taught a sports entrepreneurship class at the University of Arizona.

We believe that Mr. Wagenhals possesses attributes that qualify him to serve as a member of the Board, including his extensive business management experience, his knowledge of the firearms and ammunitions industry, his track record of building diverse distribution channels and developing a disciplined branding and marketing strategy at Action Performance, Inc., and his contributions to our overall business development and strategic direction.

Robert D. Wiley has been our Chief Financial Officer since January 2019. Prior to that, Mr. Wiley served as the Controller of the Company from May 2018 through January 2019 and was responsible for overseeing accounting department, including external financing reporting, compliance, accounting policy, and tax accounting. Previously, Mr. Wiley was a Certified Public Accountant at Moss Adams, LLP from June 2015 through April 2018. Mr. Wiley earned his Master of Taxation and Bachelor of Science degree in Accounting from Arizona State University. Mr. Wiley is a Certified Public Accountant licensed in the state of Arizona.

Russell William “Rusty” Wallace, Jr. has been a director of the Company since June 2017. Mr. Wallace has been the principal shareholder of the Rusty Wallace Automotive Group, a group of eight automotive dealerships located in Eastern Tennessee, since 1991. Mr. Wallace owned Rusty Wallace Racing, a racing team that competed in the NASCAR Series, from 2006 to 2013, and he competed in NASCAR races as a driver for more than 16 years and had 55 victories prior to his retirement in 2005. Following his racing career, Mr. Wallace served as an analyst for ABC and ESPN from 2006 to 2014. Since 2015, Mr. Wallace has served as Lead Analyst for the Motor Racing Network, a U.S. radio network that syndicates broadcasts of auto racing events, particularly NASCAR. He is a member of the NASCAR Hall of Fame, the International Motorsports Hall of Fame, the Motorsports Press Association Hall of Fame, and the Motorsports Hall of Fame of America.

We believe that Mr. Wallace possesses attributes that qualify him to serve as a member of the Board, including his extensive experience in management, business operations, and growth of high-volume businesses including as the owner of auto dealerships and a NASCAR racing team.

Jessica M. Lockett has been a director of the Company since December 2020. Ms. Lockett is a corporate and securities law attorney with experience representing public and private companies at various stages of development with respect to matters of corporate governance, securities regulations (including Securities Act filings and Exchange Act reporting), mergers and acquisitions, financing, fundraising and other corporate transactions. Ms. Lockett earned her J.D., cum laude, from Thomas Jefferson School of Law in 2012 and received the CALI and Witkin Awards in Securities Regulations from Cal Western School of Law. Ms. Lockett graduated from the University of Arizona with a Bachelor of Arts in Psychology. Ms. Lockett has been an attorney with Lockett + Horwitz, a professional law corporation, since 2016 and Ms. Lockett is an active member of the State Bar of California.

We believe that Ms. Lockett possesses attributes that qualify her to serve as a member of the Board, including her extensive experience in corporate and securities law with a focus on representing private and public companies at various stages of development. We believe that her experience enhances the Board’s corporate governance.

Richard R. Childress has been a director of the Company since January 2021. Since 1969, Mr. Childress has owned and operated Richard Childress Racing, a professional racing team that currently competes in the NASCAR Cup Series and the NASCAR Xfinity Series. Mr. Childress also owns Childress Vineyards, which he founded in 2004. Childress Vineyards is situated in North Carolina’s first federally designated region for grape growing and produces over 30 wines. In addition to starting Richard Childress Racing, Mr. Childress was a NASCAR driver from 1969 to 1981. Mr. Childress served as the First Vice President of the Board of Directors of the National Rifle Association (the “NRA”) from 2017 to 2019. Mr. Childress was inducted into the NASCAR Hall of Fame in 2017.

We believe that Mr. Childress possesses attributes that qualify him to serve as a member of the Board, including his extensive experience building and leading high-performing businesses and teams and his deep knowledge of the firearms and ammunitions industry and relationships with important customers and other stakeholders through his experience as a member of the NRA’s Board of Directors.

Steve F. Urvan has been a director of the Company since April 2021. Mr. Urvan was employed by the Company from April 2021 through January 5, 2023 as the Chief Strategy Officer of GunBroker.com. Mr. Urvan is the Founder and has been the Chief Executive Officer of BitRail, a compliant payments infrastructure, since February 2018. Mr. Urvan founded Gunbroker.com in 1999 and served as its the Chief Executive Officer until the Company acquired it in April 2021. Mr. Urvan has spent over 20 years as an entrepreneur, advisor, and investor with a passion for building and growing companies across various industries, but always with a focus of technology as a core or enabler. Mr. Urvan remains active in other companies that he founded including Outdoors.com Digital Media, an outdoor lifestyle website, App Cohesion, an e-commerce technology platform, and Gemini Southern, a merchant bank.

We believe that Mr. Urvan possesses attributes that qualify him to serve as a member of the Board, including his extensive experience building and leading Gunbroker.com and his deep knowledge of the firearms and ammunitions industry via that leadership.

Christos Tsentas has been a director of the Company since November 2022. Mr. Tsentas has served as a Partner of Albion River LLC, a private direct investment firm, with a focus on aerospace, defense and government related opportunities since 2020. Earlier, he served as an investment banker at KippsDeSanto & Co., an M&A advisory firm focused on the aerospace and defense markets, from 2009 to 2015. Mr. Tsentas serves on the board of directors of Magpul Industries Corporation, a designer and manufacturer of firearms accessories and outdoor lifestyle products. Mr. Tsentas holds a B.S. in Finance and Accounting from the University of Virginia and an M.B.A. from Columbia Business School.

We believe that Mr. Tsentas possesses attributes that qualify him to serve as a member of the Board, including his experience as an investment banker with a focus on the defense industry and as a board member of a designer and manufacturer of firearms accessories.

Wayne Walker has been a director of the Company since November 2022 Mr. Walker has more than 30 years of experience in corporate law, governance and corporate restructuring, including 15 years at the DuPont Company in the Securities and Bankruptcy Group, where he worked in the Corporate Secretary’s office and served as Senior Counsel. In 2003, Mr. Walker founded Walker Nell Partners, Inc. (“Walker Nell”), an international business consulting firm providing corporate governance and restructuring, fiduciary services, litigation support, and other services to client corporations and law firms, where he continues to serve as President. Earlier in his career, Mr. Walker served as Partner at ParenteBeard LLC, an accounting firm, from 2001 to 2004 and as Senior Legal Counsel at E. I. du Pont de Nemours and Company from 1984 to 1998. He has served: (i) on the board of directors of Wrap Technologies, Inc. (Nasdaq: WRAP), a global public safety technology and services company, since 2018 where he currently serves as chairman of the board and as a member of the board’s compensation committee, (ii) as chairman of the board of Petro Pharmaceuticals, Inc. (Nasdaq: PTPI), a men’s health company, since 2020, (iii) on the board of directors of AYRO, Inc. (Nasdaq: AYRO), a designer and producer of all-electric vehicles, since 2020 and (iv) on the board of directors of Pitcairn Trust Company, a national advisor to family offices, since 2018. He is the former Vice President of the Board of Education of the City of Philadelphia, Chairman of the Board of Trustees of National Philanthropic Trust, a public charity that holds over $20.0 billion of assets under management, and Chairman of the Board of Directors for Habitat for Humanity International, a global non-profit, non-governmental housing organization. Mr. Walker holds a B. A. from Loyola University New Orleans and a J.D. from the Columbus School of Law at the Catholic University of America. He also studied finance for non-financial managers at the University of Chicago’s Graduate School of Business.

We believe that Mr. Walker possesses attributes that qualify him to serve as a member of the Board, including his extensive public company board experience and his experience as an attorney for a large publicly traded company. The Board believes that Mr. Walker’s substantial knowledge and more than 30 years of experience in corporate governance, restructuring and corporate litigation enhances the Board’s corporate governance and related experience.

Randy Luth has been a director of the Company since January 2023. Mr. Luth has served as the president of Luth-AR-LLC, a producer of products for the AR-15 market, since 2013. Mr. Luth was the Chief Executive Officer of DPMS Panther Arms, a producer of AR-15 firearms and firearm components, from 1986 until its sale in December 2007 to the Freedom Group. Previously, Mr. Luth served as a director of the Company from November 2017 to January 2021.

We believe that Mr. Luth possesses attributes that qualify him to serve as a member of the Board, including his extensive experience building and leading firearm and firearm components companies and his deep knowledge of the firearms and ammunitions industry via that leadership.

Board Demographics and Skills Matrix

The matrix below provides information regarding our directors’ knowledge, skills, experiences, tenure, age and professional attributes, as well as certain demographic information that is based on the voluntary self-identification of each member of the Board as of July 28, 2023. The matrix does not encompass all the knowledge, skills, experiences, or attributes of our directors, and the fact that we do not list a particular item does not mean that a director does not possess it. In addition, the absence of a particular knowledge, skill, experience, or attribute with respect to a director does not mean the director is unable to contribute to the decision-making process in that area. The type and degree of knowledge, skill and experience listed below may vary among the members of the Board.

Skills and Experience	Wagenhals	Wallace	Smith	Luth	Lockett	Urvan	Childress	Walker	Tsentas
Public Company Board	●			●				●
Public Company Executive	●		●
Firearms / Ammunition Industry	●		●	●		●	●		●
Manufacturing	●		●	●
Military / Law Enforcement									●
Finance / Accounting		●			●	●			●
Government / Policy / Legal				●	●	●		●
Marketing / Sales	●	●				●	●
Technology / Digital	●					●
Tenure and Independence
Tenure (Years)	6	6	1	1	2	2	2	1	1
Independence		●		●	●		●	●	●
Demographics
Age	82	66	45	69	37	57	77	64	36
Gender Identity	M	M	M	M	F	M	M	M	M
African American or Black								●
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	●	●	●	●	●	●	●		●
LGBTQ+					●

For more information about the Board and Corporate Governance, see “Corporate Governance” below.

Family Relationships

There are no family relationships among our directors and executive officers. The Company’s Executive Vice President (a non-officer) is the son of our Executive Chairman, Fred Wagenhals.

Director Independence and Corporate Governance Matters

The Board will periodically review relationships that directors have with the Company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from the Company, are not an affiliated person of the Company or its subsidiaries (e.g., an officer or a greater-than-ten-percent stockholder) and are independent within the meaning of applicable laws, regulations and the listing rules of the Nasdaq Stock Market LLC (“Nasdaq”). In this latter regard, the Board will use the Nasdaq listing rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of its directors are independent, solely in order to comply with applicable SEC disclosure rules. However, this is for disclosure purposes only.

The Board has determined, after considering all the relevant facts and circumstances, that Russell W. Wallace Jr., Richard R. Childress, Jessica M. Lockett, Wayne Walker, Christos Tsentas, and Randy E. Luth are independent directors, as “independence” is defined by the listing standards of Nasdaq because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Jared R. Smith, Fred W. Wagenhals, and Steve F. Urvan are not “independent” as defined by the listing standards, as they are either employed by us and serve as an employee director or otherwise do not meet the independence listing standards.

Board Committees

Our bylaws authorize the Board to appoint from among its members one or more committees consisting of one or more directors. The Board has established an Audit Committee, a Compensation Committee, and a Nominations and Corporate Governance Committee.

In August 2022 the Board established a special committee to address the proxy contest initiated by Mr. Urvan.

On November 3, 2022, the Company entered into that certain Settlement Agreement by and among the Company, Steven F. Urvan, and Susan T. Lokey (the “Settlement Agreement”). Steven F. Urvan and Susan T. Lokey are, collectively, with each of their respective affiliates and associates, referred to herein as the “Urvan Group”. Under the terms of the Settlement Agreement, the Board formed a new committee of the Board charged with planning the succession of Fred Wagenhals as Chief Executive Officer of the Company with the assistance of a nationally recognized search firm (the “CEO Succession Committee”). The CEO Succession Committee consisted of four directors, Jessica M. Lockett, Russell W. Wallace, Wayne Walker, and Christos Tsentas. Ms. Lockett was appointed to serve as the Chair of this Committee.

Pursuant to the terms of the Settlement Agreement, upon the Board’s appointment of the CEO Succession Committee’s selection of Mr. Smith as the new CEO on July 24, 2023, one incumbent director who was not an Urvan Group Director (as defined in below in Item 13), Harry S. Markley, resigned from the Board to create a vacancy for the new Chief Executive Officer’s immediate appointment to the Board upon his appointment as the new Chief Executive Officer.

Having fulfilled its mandate, the CEO Succession Committee was dissolved as of July 28, 2023.

Committee Charters, Corporate Governance Guidelines, and Codes of Conduct and Ethics

The Board has adopted charters for the Audit, Compensation, and Nominations and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by the Board. The Board has also adopted Corporate Governance Guidelines, a Code of Conduct applicable to all of our employees and directors, and a Code of Ethics applicable to the Chief Executive Officer and senior financial officers, including our Chief Financial Officer and principal accounting officer. We post on our website, at www.ammo-inc.com, the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees, our Corporate Governance Guidelines, Code of Conduct, and Code of Ethics and any amendments or waivers thereto, and any other corporate governance materials specified by SEC regulations. These documents are also available in print to any stockholder requesting a copy in writing from our Secretary at the address of our executive offices.

The Audit Committee

The purpose of the Audit Committee includes overseeing the Company’s accounting and financial reporting processes and audits of its financial statements and providing assistance to the Board with respect to its oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, and the performance of our independent auditor. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of the Company’s accounting and financial reporting process and audits of the Company’s financial statements on behalf of the Board. The Audit Committee also selects the independent registered public accounting firm to conduct the annual audit of the Company’s financial statements, reviews the proposed scope of such audit, approves the fees for services provided by the independent registered public accounting firm, reviews the Company’s accounting and financial controls with the independent registered public accounting firm and our financial accounting staff, and reviews and approves any transactions between us and our directors, officers, and their affiliates.

The Audit Committee currently consists of Jessica M. Lockett, Russell W. Wallace Jr, Richard Childress, and Christos Tsentas. Ms. Lockett was appointed to serve as Chair of the Board’s Audit Committee. The Board has determined that each of Mr. Tsentas and Ms. Lockett, whose backgrounds are detailed in director biographies on pages 5 and 6, qualify as “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K and are independent as defined in the Nasdaq listing standards.

The Compensation Committee

The purpose of the Compensation Committee includes determining, or when appropriate, recommending to the Board for determination, the compensation of our Chief Executive Officer and other executive officers and discharging the responsibilities of the Board relating to Company compensation programs in light of the goals and objectives of our compensation program for that year. As part of its responsibilities, the Compensation Committee evaluates the performance of our Chief Executive Officer and, together with our Chief Executive Officer, assesses the performance of our other executive officers. The Compensation Committee is entitled to delegate its responsibilities to a subcommittee of the Compensation Committee, which complies with the applicable rules and regulations of Nasdaq, the SEC, and other applicable regulatory bodies. While the Compensation Committee has the right to retain the services of independent compensation consultants to review a wide variety of factors relevant to executive compensation, trends in executive compensation, and the identification of relevant peer companies, the Compensation Committee has never retained an independent compensation consultant. The Compensation Committee makes all determinations regarding the engagement, fees, and services of its compensation consultants, and its compensation consultants report directly to the Compensation Committee.

The Compensation Committee currently consists of Russell W. Wallace Jr., Randy Luth, and Wayne Walker.

The Nominations and Corporate Governance Committee

The purpose of the Nominations and Corporate Governance Committee includes the selection or recommendation to the Board of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of the Board, the oversight of the evaluations of the Board and management, and the development and recommendation to the Board of a set of corporate governance principles applicable to the Company.

The Nominations and Corporate Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to the Board if the information required by our bylaws is submitted in writing in a timely manner addressed and delivered to our Secretary at the address of our executive offices. The Nominations and Corporate Governance Committee identifies and evaluates nominees for the Board, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on the Board.

The Nomination and Corporate Governance Committee currently consists of Randy Luth and Jessica Lockett.

Executive Sessions

We regularly schedule executive sessions in which independent directors meet without the presence or participation of management. The chairs of various Board committees serve as the presiding director of such executive sessions on a rotating basis.

Risk Assessment of Compensation Policies and Practices

We have assessed the compensation policies and practices with respect to our employees, including our executive officers, and have concluded that they do not create risks that are reasonably likely to have a material adverse effect on our company.

Board’s Role in Risk Oversight

Risk is inherent in every business. As is the case in virtually all businesses, we face a number of risks, including operational, economic, financial, legal, regulatory, and competitive risks. Our management is responsible for the day-to-day management of the risks we face. The Board, as a whole and through its committees, has responsibility for the oversight of risk management.

In its oversight role, the Board’s involvement in our business strategy and strategic plans plays a key role in its oversight of risk management, its assessment of management’s risk appetite, and its determination of the appropriate level of enterprise risk. The Board receives updates at least quarterly from senior management and periodically from outside advisors regarding the various risks that we face, including operational, economic, financial, legal, regulatory, and competitive risks. The Board also reviews the various risks that we identify in our filings with the SEC and risks relating to various specific developments, such as acquisitions, debt and equity placements, and new service offerings.

The Board committees assist our Board of Directors in fulfilling its oversight role in certain areas of risk. Pursuant to its charter, the Audit Committee oversees the Company’s financial and reporting processes and the audit of the Company’s financial statements and provides assistance to the Board with respect to the oversight and integrity of the Company’s financial statements and compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualification and independence, and the performance of our independent registered public accounting firm. The Compensation Committee considers the risk of our compensation policies and practices and endeavors to ensure that it is not reasonably likely that our compensation plans and policies would have a material adverse effect on the Company. The Nominations and Corporate Governance Committee oversees governance related risk, such as board independence, conflicts of interests, and management and succession planning.

Board Diversity

We seek diversity in experience, viewpoint, education, skill, and other individual qualities and attributes to be represented on the Board. We believe that directors should have various qualifications, including individual character and integrity, business experience, leadership ability, strategic planning skills, ability, and experience, requisite knowledge of our industry and finance, accounting, and legal matters, communications and interpersonal skills, and the ability and willingness to devote time to the Company. We also believe that the skill sets, backgrounds, and qualifications of our directors, taken as a whole, should provide a significant mix of diversity in personal and professional experience, background, viewpoints, perspectives, knowledge, and abilities. Director nominees are not to be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability, or any other basis proscribed by law. The assessment of prospective directors is made in the context of the perceived needs of the Board from time to time.

All of our directors have held high-level positions in business, the firearm and ammunition industry, or professional service firms and have experience in dealing with complex issues. We believe that all our directors are individuals of high character and integrity, are able to work well with others, and have committed to devote sufficient time to the Company’s business and affairs. In addition to these attributes, the description of each director’s background set forth above indicates the specific qualifications, skills, perspectives, and experience necessary to conclude that each individual should continue to serve as a director of the Company.

Board Leadership Structure

We believe that effective board leadership structure can depend on the experience, skills, and personal interaction between persons in leadership roles and the needs of our company at any point in time. Our Corporate Governance Guidelines support flexibility in the structure the Board by not requiring the separation of the roles of Chairman of the Board and Chief Executive Officer. As of July 24, 2023, however, these roles have been separated. Mr. Wagenhals serves as Chairman of the Board and Mr. Smith serves as Chief Executive Officer.

Director and Officer Hedging and Pledging

We have a policy prohibiting directors and officers from purchasing financial instruments (including prepaid forward contracts, equity swaps, collars, and exchange funds) designed to hedge or offset decreases in the market value of compensatory awards of our equity securities directly or indirectly held by them. Additionally, we have a policy prohibiting directors and officers from pledging of shares of Common Stock.

Stock Ownership Guidelines

The Board does not currently have stock ownership guidelines.

Clawback Policy

We have adopted a clawback policy. In the event we are required to prepare an accounting restatement of our financial results as a result of a material noncompliance by us with any financial reporting requirement under the federal securities laws, we will have the right to use reasonable efforts to recover from any current or former executive officers who received incentive compensation (whether cash or equity) from us during the three-year period preceding the date on which we were required to prepare the accounting restatement, any excess incentive compensation awarded as a result of the misstatement. This policy is administered by the Compensation Committee of the Board. The policy is effective for financial statements for periods beginning on or after April 1, 2018. The SEC has adopted final rules and Nasdaq has adopted listing rules regarding the clawback requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Nasdaq’s clawback listing rules will take effect on October 2, 2023 and we are reviewing this policy and will make any amendments necessary to comply with the new listing rules.

Board and Committee Meetings

During the year ended March 31, 2023, the Board held nine meetings, the Audit Committee held five meetings, the Compensation Committee held one meeting and the Nominations and Corporate Governance Committee held one meeting.

Annual Meeting Attendance

We encourage each of our directors to attend annual meetings of stockholders. To that end, and to the extent reasonably practicable, we will schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders.

Communications with Directors

Stockholders and other interested parties may communicate with the Board or specific members thereof, including our independent directors and the members of our various Board committees, by submitting a letter addressed to the Board in care of any specified individual director or directors at the address of our executive offices. Any such letters are sent to the indicated directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the Company’s knowledge, based solely on a review of reports furnished to it, for the year ended March 31, 2023, all of the Company’s officers, directors and 10% stockholders have made the required filings other than three Form 4 filings. One Form 4 regarding the issuance of shares to Mr. Wiley which was filed late and two Forms 4 reporting sale transactions of an aggregate of 40,000 shares that were filed late by Mr. Markley (who resigned from the Board on July 24, 2023), and the failure of each of Mr. Smith and Mr. Luth to file their initial Form 3 upon becoming an officer and a director of the Company, respectively, in January 2023.

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

ITEM 11 EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The purpose of the Compensation Committee includes determining, or when appropriate, recommending to the Board for determination, the compensation of our Chief Executive Officer and other executive officers and discharging the Board’s responsibilities relating to Company compensation programs in light of the goals and objectives of our compensation program for that year. As part of its responsibilities, the Compensation Committee evaluates the performance of our Chief Executive Officer and, together with our Chief Executive Officer, assesses the performance of our other executive officers. Since its formation, the Compensation Committee has not engaged any compensation consultants. Although we do not target executive compensation to any peer group median, we strive to provide a compensation package that is competitive in the market and rewards each executive’s performance.

Executive Compensation Philosophy and Objectives

Our executive compensation program is designed to attract, retain and reward executive officers in alignment with our business objectives and long-term shareholder interests. For fiscal 2023, the material elements of our executive compensation program were base salary, cash bonuses and equity-based compensation in the form of fully vested shares of Common Stock.

Compensation Program Objectives

We structure our executive compensation programs by encompassing three compensation elements: base salary; performance-based cash bonuses; and equity awards. We believe that that the combination of these three elements allows the Company to attract, retain and reward executive officers in alignment with our business objectives and long-term shareholder interests. The discussion below describes the methodology we used in determining why we believe each element of compensation is aligned with the interest of our shareholders. In determining the amounts to pay, the Compensation Committee considers the performance by the named executive officer of their responsibilities and duties required of the named executive officers as well as the compensation for similar positions at comparable companies.

Base Salary

Base salaries provide a level of fixed compensation sufficient to attract and retain a high-quality leadership team, when considered in combination with the other components of our executive compensation program. The Compensation Committee reviews base salaries annually to ensure they are in line with industry standards and experience notwithstanding that we have entered into employment agreements with our named executive officers.

For fiscal 2023, the base salaries for Messrs. Wagenhals, Wiley, Smith and Goodmanson were set at $475,000, $240,000, $475,000, and $240,000 respectively.

Cash Bonuses

Pursuant to the terms of his employment agreement, Mr. Wagenhals was entitled to a quarterly performance bonus in an amount equal to 0.25% of the Company’s gross sales. Under the terms of his employment agreement, Mr. Wiley is eligible to receive an annual cash bonus in an amount up to 20% of his annual base salary, to be issued at the sole discretion of the Board. Historically, the Board has not authorized the payment of a discretionary bonuses to executive officers. Mr. Smith received a performance bonus of 100% of his prorated salary for the last quarter of fiscal year 2023 per the terms of his employment agreement. We believe that cash bonuses allow us to attract and retain our executive officers in alignment with our business objectives.

On June 12, 2023, following a review of Mr. Wiley’s performance over the past three years the Board approved a one-time cash bonus payment to Mr. Wiley. The Company paid $129,000 to Mr. Wiley on June 15, 2023. This amount represents 20% of the total base salary paid to Mr. Wiley in the three years ended March 31, 2023, which is the maximum amount per the terms of his employment agreement.

Equity Awards

We provide equity compensation to our named executive officers in order to further align their interests with those of our shareholders and to further focus our named executive officers on our long-term performance. Pursuant to the terms of their employment agreements, Messrs. Wagenhals, Wiley, and Smith are entitled to receive 200,000, 100,000, and 200,000 shares of Common Stock, respectively, in each of the first three years of their employment with the Company. Such shares are granted in equal installments following the end of each calendar quarter, subject to the named executive officer’s continued employment. The number of shares of Common Stock to be granted pursuant to the named executive officers’ employment agreements are not subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar event unless such adjustment is expressly agreed upon by the Company and the holder. Equity awards are granted annually and issued quarterly per the terms of the respective employment agreements.

Shareholder Engagement

At our January 5, 2023 annual meeting of shareholders, our most recent vote related to “say-on-pay,” our shareholders approved our executive compensation practices with an overwhelming 88% of the votes cast in favor of our compensation structure. We value and continue to seek the feedback we receive from our shareholders in regard to our executive compensation practices.

Perquisites and Other Personal and Additional Benefits

Executive officers participate in employee benefit plans on the same terms as other officers (including officers of subsidiaries). Employee benefit plans available to executive officers are generally available to all employees, however, while 100% of officers’ health insurance premiums are subsidized by the Company, only a portion of non-officer employees’ premiums are subsidized. Benefits included in the employee benefit plans consist of various health, life, and disability insurances, as well as retirement benefits comprised of 401(k) contribution matching up to 3% of eligible compensation.

The Company provides named executive officers with perquisites and other employee benefits, as described in the Summary Compensation Table, that the Company believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions.

The Company maintains a tax-qualified 401(k) savings plan that allows participants to defer eligible compensation up to the maximum permitted by the Internal Revenue Service and provides for discretionary matching contributions by the Company.

Accounting and Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to an individual who was a named executive officer. The Compensation Committee and the Board will continue to design compensation programs that are in the best long-term interests of the Company and our shareholders, with deductibility of compensation being one of a variety of considerations taken into account.

Risk Assessment of Compensation Policies and Practices

We have assessed the compensation policies and practices with respect to our employees, including our executive officers, and have concluded that they do not create risks that are reasonably likely to have a material adverse effect on our company.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of the Company or any subsidiary of the Company during the fiscal year ended March 31, 2023 or was formerly an officer of the Company. None of our executive officers was a director or a member of the compensation committee of another entity during the fiscal year ended March 31, 2023. During our 2023 fiscal year, Messrs. Markley, Wallace and Walker served on the Compensation Committee. None of these individuals had any material contractual or other relationships with us during such fiscal year except as directors.

Compensation Committee Report

The Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Amendment as required by Item 402 of Regulation S-K promulgated by the SEC and, based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Respectfully submitted by the members of the Compensation Committee:

Russell W. Wallace Jr.

Wayne Walker

Randy E. Luth

Summary Compensation Table

The following table sets forth for the years ended March 31, 2023, 2022 and, 2021, information with respect to compensation earned for services in all capacities to us and our subsidiaries by the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. The table sets forth for the years ended March 31, 2023, 2022 and, 2021, information with respect to compensation for services in all capacities to us and our subsidiaries earned by the one other most highly compensated executive officer who received total compensation in excess of $100,000. The Company did not have more than three (including the CEO and CFO) executive officers in any of the years ended March 31, 2023, 2022 and, 2021.

We refer to our CEO, CFO, and one other executive officer as our “named executive officers.” Messrs. Wagenhals and Wiley were named executive officers in each of the 2021, 2022 and 2023 fiscal years. Mr. Hilko was a named executive officer in the 2021 fiscal year. Mr. Goodmanson was a named executive officer in the 2022 and 2023 fiscal years. Mr. Smith is a named executive officer as of January 5, 2023.

Name and Principal Position	Year	Salary (1)	Bonus (1)	Stock Awards (2)	All other compensation (3)	Total
Fred W. Wagenhals (4)
Chief Executive Officer,	2023	$475,000	$478,636	$840,000	$24,062	$1,817,698
and Director	2022	$298,750	$572,463	$481,250	$0	$1,352,463
	2021	$240,000	$96,004	$157,500	$0	$493,504

Robert D. Wiley
Chief Financial Officer	2023	$240,000	$0	$350,000	$15,084	$605,084
	2022	$217,083	$0	$350,000	$0	$567,083
	2021	$127,500	$0	$90,977	$0	$218,477

Jared R. Smith (5)
President and Chief Operating Officer	2023	$118,750	$118,750	$175,000	$29,086	$441,586

Robert J. Goodmanson (6)
President	2023	$180,000	0	$446,250	$84,973	711,223
	2022	$240,000	$0	$595,000	$0	$835,000

Steve Hilko
Chief Operating Officer (7)	2021	$163,542	$0	$58,333	$0	$221,875

(1) The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2) The amounts in this column reflect the aggregate grant date fair value of options awards granted to our named executive officers during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3) The amounts in this column for fiscal 2023 consist of (i) with respect to Mr. Wagenhals, the cost to the Company of a car allowance, (ii) with respect to Mr. Wiley, $7,200 for 401(k) matching contributions, a $7,644 aggregate incremental cost to the Company of the health and medical insurance premiums for Mr. Wiley and a $240 incremental cost to the Company of a life insurance policy for Mr. Wiley, (iii) with respect to Mr. Smith, $24,458 for a relocation allowance and a $4,628 aggregate incremental cost to the Company of the health and medical insurance premiums for Mr. Smith and his family, and (iv) with respect to Mr. Goodmanson, $66,338 in severance payments, $3,580 for 401(k) matching contributions, a $14,040 aggregate incremental cost to the Company of the health and medical insurance premiums for Mr. Goodmanson and his family and a $1,015 incremental cost to the Company of a life insurance policy for Mr. Goodmanson. The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the summary compensation table that are generally available to salaried employees and do not discriminate in scope, terms, and operation.

(4) Effective July 24, 2023, Mr. Wagenhals assumed the role of Executive Chairman.

(5) Effective January 3, 2023, Mr. Smith was appointed as our President and Chief Operating Officer. Effective July 24, 2023, Mr. Smith was appointed Chief Executive Officer.

(6) On March 26, 2021, Mr. Goodmanson was appointed as our President. Mr. Goodmanson resigned from his role as President on December 31, 2022.

(7) On June 18, 2021, Mr. Hilko resigned, effective immediately, as our Chief Operating Officer.

Employment Agreements

We have entered into employment agreements with each of our named executive officers, the material terms of which are set forth below.

The Company and Mr. Wagenhals were parties to an employment agreement effective January 1, 2022, with respect to Mr. Wagenhals’ service as Chief Executive Officer. Mr. Wagenhals’ employment agreement provides for a base salary of $475,000 per year, an annual equity award of 200,000 restricted shares of Common Stock, to be granted in equal quarterly installments for three years following the effective date of the agreement, and a quarterly bonus equal to 0.25% of the Company’s gross sales.

In connection with Mr. Wagenhals being appointed Executive Chairman, on June 24, 2023, the Company and Mr. Wagenhals entered into that certain Amended and Restated Employment Agreement (the “Wagenhals Agreement”). The Wagenhals Agreement is for an initial term of twelve (12) months. Pursuant to the Wagenhals Agreement, Mr. Wagenhals will receive the following payments in connection with his transition from CEO to Executive Chairman: (i) a cash payment of $475,000; and (ii) a cash payment of $585,289.64, representing the performance bonus payable under the prior employment agreement between the Company and Mr. Wagenhals. Mr. Wagenhals will also receive 300,000 shares of Common Stock. During the term of his employment, Mr. Wagenhals will receive an annual base salary of $400,000 and 180,000 shares of Common Stock issued quarterly. Mr. Wagenhals will also be eligible to earn a performance bonus in such amount, if any, as determined in the sole discretion of the Board.

The Company and Mr. Wiley are parties to an employment agreement effective January 29, 2021, pursuant to which Mr. Wiley serves as our Chief Financial Officer. The agreement has a three year term. Pursuant to an amendment thereto effective June 1, 2023, Mr. Wiley’s employment agreement provides for a base salary of $325,000 per year; during fiscal 2023, Mr. Wiley’s annual base salary was $240,000 per year pursuant to an amendment to his employment agreement effective September 1, 2021. Mr. Wiley’s employment agreement also provides for an annual equity award of 100,000 restricted shares of Common Stock, to be granted in equal quarterly installments for three years following the January 29, 2021 effective date of the agreement. The agreement also provides that Mr. Wiley is eligible to earn an annual bonus up to 20% of his base salary in the sole discretion of the Board.

The Company and Mr. Smith were parties to an employment agreement effective December 15, 2022, with respect to Mr. Smith’s service as our Chief Operating Officer. Mr. Smith’s employment agreement provides for a base salary of $475,000 per year and that Mr. Smith will be eligible for annual increases in his base salary of up to 6% per year based upon performance in the discretion of the Compensation Committee of the Board. Mr. Smith’s employment agreement also provides for an annual equity award of 200,000 restricted shares of Common Stock, which shall be earned and vest quarterly for three years following the December 15, 2022 effective date of the agreement, and a 3% match on his 401(k) contributions after his first year of employment. The agreement also provides that Mr. Smith is eligible to receive a performance-based bonus as determined in the sole discretion of the Compensation Committee of the Board from time to time, with the bonus target being 100-125% of his annual base salary, and that for fiscal 2023 such bonus is guaranteed for the sum of the pro-rated portion of his annual base salary. The agreement also provides that Mr. Smith will receive as compensation for his service on the Board, consistent with the compensation of the other members of the Board, 10,000 shares of Common Stock each quarter.

In connection with Mr. Smith being appointed Chief Executive Officer, on July 24, 2023, the Company and Mr. Smith entered into that certain Amended and Restated Employment Agreement (the “Smith Agreement”). The Smith Agreement is for an initial term of three (3) years and may be terminated by either party with or without cause (provided, however, that if the Company terminates Mr. Smith without cause then he will be entitled to compensation including salary and insurance benefits for a period of twelve (12) months from the effective date of termination and 100% of his remaining unissued equity compensation). Pursuant to the Smith Agreement, Mr. Smith will receive an annual base salary of $500,000 and annual stock compensation of approximately 133,333 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), vested and issuable on a quarterly basis. Mr. Smith will be eligible to earn a performance bonus in such amount, if any, as determined in the sole discretion of the Board. Pursuant to the Smith Agreement, Mr. Smith was granted stock options under the Company’s 2017 Equity Incentive Plan (the “Plan”) to purchase 400,000 shares of Common Stock (the “Smith Stock Options”). The Smith Stock Options will vest on the following schedule: (i) 100,000 shares of the Options will vest on the Effective Date, and (ii) 300,000 shares of the Options will vest in equal quarterly installments of 25,000 over 3 years beginning at the end of the September 30, 2023 quarter, provided, in each case, that Mr. Smith remains in the continuous employ of the Company as of the end of each quarter.

In the event the Company terminates Mr. Smith’s or Mr. Wagenhals’ or Mr. Wiley’s employment due to a termination for cause or they voluntarily terminate employment with the Company without good reason, they are entitled to accrued but unpaid salary, reimbursable expenses and benefits owed through the last day of employment and all vested shares through date of termination.

In the event that Mr. Smith’s or Mr. Wagenhals’ or Mr. Wiley’s continuous status as an employee of the Company is terminated by the Company without cause or they terminates the employment with the Company for good reason, in either case upon or within twelve months after a change of control, (i) they will receive salary for a period of twelve months (in the case of Messrs. Smith and Wagenhals) and for the duration of the employment agreement’s term (in the case of Mr. Wiley), (ii) 100% of their remaining unissued equity compensation, (iii) entitlement to their bonus through the date of termination, if applicable (in the case of Messrs. Smith and Wagenhals) and for the duration of the employment agreement’s term (in the case of Mr. Wiley), and (iv) in the case of Messrs. Smith and Wagenhals, release from any restriction on non-competition.

In the event of retirement of a named executive officer, no additional benefits are paid unless otherwise agreed to.

Grant of Plan-Based Awards

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant date fair value of stock and option awards (2)
Fred W. Wagenhals	1/1/22	-	-	-	-	-	-	150,000	-	-	$525,000
	1/1/23	-	-	-	-	-	-	50,000	-	-	$175,000
Robert D. Wiley	1/29/22	-	-	-	-	-	-	75,000	-	-	$262,500
	1/29/23	-	-	-	-	-	-	25,000	-	-	$87,500
Jared R. Smith	1/5/23	-	-	-	-	-	-	50,000	-	-	$175,000
Robert J. Goodmanson	3/26/22	-	-	-	-	-	-	97,500	-	-	$341,250

(1)	Stock award granted per employment agreements.

(2)	The amounts in this column reflect the aggregate grant date fair value of options awards granted to our named executive officers during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in the Original Form 10-K. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

Option Exercises and Stock Vested

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Fred W. Wagenhals	-	-	200,000	$700,000
Robert D. Wiley	-	-	100,000	$350,000
Jared R. Smith	-	-	50,000	$175,000
Robert J. Goodmanson	-	-	97,500	$341,250

(1)	The amounts in this column reflect the aggregate grant date fair value of options awards granted to our named executive officers during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in the Original Form 10-K. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

CEO Pay Ratio

The following table presents the median of the annual total compensation of all our employees (other than Mr. Wagenhals, our Chief Executive Officer), the annual total compensation of Mr. Wagenhals, our Chief Executive Officer during our 2023 fiscal year, and the ratio between the two. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Securities Act.

Fiscal year 2023 Chief Executive Officer Compensation	$1,817,698
Fiscal year 2023 median employee annual total compensation	$41,770
Ratio of Chief Executive Officer to median employee annual total compensation	44:1

In identifying our median employee, we chose March 31, 2023, which is the last day of our most recently completed fiscal year, as the determination date. All of our employees are based in the United States and all 595 were considered for identifying the median employee which we did by applying a consistently applied compensation measure across our employee population. For our consistently applied compensation measure, we used annual base salary, as it represents the primary compensation component paid to all of our employees. As a result, annual base salary provides an accurate depiction of total earnings for identifying our median employee. In determining the annual total compensation of the median employee, we the calculated such employee’s compensation using the same methodology we use for our named executive officers as set forth in our Summary Compensation table. With respect to the annual total compensation of our Chief Executive Officer, we used the amount reported in the “Total” column for fiscal 2023 in our summary compensation table.

SEC rules and guidance provide significant flexibility in how companies identify the median employee, and each company may use a different methodology and make different assumptions particular to that company. As a result, and as the SEC explained when it adopted these rules, in considering the pay-ratio disclosure, stockholders should keep in mind that the rules were not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather were designed to allow stockholders to better understand and assess each particular company’s compensation practices and pay-ratio disclosures.

Director Compensation

The following table sets forth, for the year ended March 31, 2023, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our directors, who are not officers, who served during the year ended March 31, 2023.

Name	Fees Earned or Paid In Cash (1)	Stock Awards (2)	Option Awards	Nonequity incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation earnings	All other compensation (3)	Total
Russell William Wallace Jr.	$0	$140,000	$-	$-	$-	$-	$140,000
Harry Markley	$0	$140,000	$-	$-	$-	$-	$140,000
Jessica M. Lockett	$48,000	$140,000	$-	$-	$-	$-	$188,000
Richard R. Childress	$-	$140,000	$-	$-	$-	$-	$140,000
Steve Urvan (3)	$183,692	$140,000	$-	$-	$-	$15,561	$339,253
Wayne Walker (4)	$-	$17,500	$-	$-	$-	$-	$17,500
Christos Tsentas (4)	$-	$17,500	$-	$-	$-	$-	$17,500
Randy E. Luth (5)	$-	$-	$-	$-	$-	$-	$-

(1) The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2) We make an annual grant to each director of 40,000 shares of our Common Stock. The amounts in this column reflect the aggregate grant date fair value of options awards granted to our directors during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Original Form 10-K for year ended March 31, 2023. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3) Mr. Urvan was employed by the Company from April 2021 through January 5, 2023 as the Chief Strategy Officer of GunBroker.com. Mr. Urvan is not a named executive officer, and therefore, is included in the Director Compensation Table. The amounts reported in the columns “Fees Earned or Paid In Cash” and “All other compensation” are related to his compensation as an employee of the Company for the fiscal year ended March 31, 2023. The amounts reports in “All other compensation” represent $5,511 for 401(k) matching contributions, a $9,730 aggregate incremental cost to the Company of the health and medical insurance premiums for Mr. Urvan and his family and a $320 incremental cost to the Company of a life insurance policy for Mr. Urvan.

(4) Mr. Walker and Mr. Tsentas were each appointed as a member of the Board on November 3, 2022.

(5) Mr. Luth was appointed as a member of the Board on January 5, 2023.

Outstanding Equity Awards at Fiscal Year-end

As of March 31, 2023 and March 31, 2022, there were no outstanding stock options or restricted stock units. During the years ended March 31, 2023 and March 31, 2022, we did not grant any restricted stock units or stock options but granted restricted stock to directors, officers, and others who provided services to our company.

Pension Benefits

We do not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 28, 2023, the number of shares of Common Stock owned of record and beneficially by our executive officers and directors. Other than two members of the Board, there are no persons, to the Company’s knowledge, who hold 5% or more of the outstanding shares of Common Stock of the Company.

The amounts and percentages of Common Stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of Common Stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o AMMO, Inc., 7681 East Gray Road, Scottsdale, Arizona 85260.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of July 28, 2023.

Name of Beneficial Owner	Number of Shares of Common Stock Owned Beneficially	Percent of Class (1)
Named Executive Officers and Directors
Fred W. Wagenhals (2)	7,141,700	6.1%
Robert D. Wiley	220,838	*
Jared R. Smith	205,000	*
Russell William Wallace, Jr.	530,000	*
Jessica M. Lockett	100,000	*
Richard R. Childress	257,500	*
Steve F. Urvan	20,080,000	17.0%
Wayne Walker	26,413	*
Christos Tsentas	26,413	*
Randy E. Luth	428,555	*

All directors and officers as a group (10 persons)	29,016,419	24.6%

* Less than 1%

(1) Based on 117,957,921 shares of Common Stock outstanding as of July 28, 2023.

(2) Mr. Wagenhals owns a total of 7,141,700 shares of Common Stock, 6,991,700 shares are held directly and 150,000 indirectly by the Fred W. Wagenhals Trust.

Changes in Control

Two of our stockholders own 27,221,700, or 23.1% of our outstanding shares of Common Stock. The principal stockholders both serve as directors and one of them is an executive officer. They exercise significant influence over the control of our Company and may be able to cause or prevent a change in control.

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

In November 2017, the Board of Directors approved the 2017 Equity Incentive Plan, or the Plan. Under the Plan, 485,000 shares of our company’s Common Stock were reserved and authorized to be issued. At December 31, 2017, 200,000 shares of Common Stock were approved and issued under the Plan, and we recognized approximately $250,000 of related compensation expenses. On January 10, 2018, 200,000 shares were awarded, and we recognized $330,000 of compensation expense. On December 23, 2020, the Company amended the 2017 Equity Incentive Plan to reserve and authorize an additional 4,515,000 shares of its Common Stock to be issued. On March 30, 2023, the Company amended the 2017 Equity Incentive Plan to reserve and authorize an additional 1,000,000 shares of its Common Stock to be issued. There were 1,946,929, 2,005,304 and 3,559,170 shares remaining to be issued under the plan at March 31, 2023, 2022, and 2021, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of each transaction since April 1, 2022 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds $120,000; and

●	any related person had or will have a direct or indirect material interest.

While the Company does not current have a written policy regarding approval of transactions between the Company and a related party, our Board of Directors, as matter of appropriate corporate governance, reviews and approves all such transactions, to the extent required by applicable rules and regulations. Generally, management would present to the Board of Directors for approval at the next regularly scheduled Board of Directors meeting any related party transactions proposed to be entered into by us. The Board of Directors may approve the transaction if it is deemed to be in the best interests of our shareholders and the Company.

On November 3, 2022, the Company entered into the Settlement Agreement with Steven F. Urvan and Susan T. Lokey (collectively with each of their respective affiliates and associates, the “Urvan Group”).

Pursuant to the Settlement Agreement, the Urvan Group agreed to withdraw its notice of stockholder nomination of its seven director candidates and its demand to inspect books and records, pursuant to Section 220 of the General Corporation Law of the State of Delaware, and the Company agreed to immediately increase the size of the Board from seven to nine directors and appoint Christos Tsentas and Wayne Walker (together with Mr. Urvan, the “Urvan Group Directors”) to the Board to serve as directors with terms expiring at the 2022 annual meeting of stockholders (the “2022 Annual Meeting”). The Company included the Urvan Group Directors in its director candidates slate for the 2022 Annual Meeting and will do so at any subsequent annual meeting of stockholders of the Company occurring prior to the Termination Date (as defined below). The Company has agreed to not increase the size of the Board above nine directors prior to the Termination Date unless the increase is approved by at least seven directors.

Unless otherwise mutually agreed to in writing by each party, the Settlement Agreement will remain in effect until the date that is the earlier of (i) 30 days prior to the earlier of (A) the deadline set forth in the notice requirements of the federal “universal proxy rules” set forth in Rule 14a-19 under the Exchange Act (the “UPR Deadline”) relating to the Company’s 2023 annual meeting of stockholders (the “2023 Annual Meeting”) and (B) any deadline that may be set forth in the Company’s Amended and Restated Certificate of Incorporation (as amended from time to time, the “Certificate”) or Bylaws (the “Bylaws”) following the execution of the Settlement Agreement relating to the nomination of director candidates for election to the Board at the 2023 Annual Meeting, and (ii) 90 days prior to the first anniversary of the 2022 Annual Meeting (such date, the “Termination Date”). However, if the Company notifies Mr. Urvan in writing at least 15 days prior to such Termination Date that the Board irrevocably offers to re-nominate the Urvan Group Directors for election at the 2023 Annual Meeting and Mr. Urvan accepts such offer within 15 days of receipt of such notice, the Termination Date will be automatically extended until the earlier of (i) 30 days prior to the earlier of (A) the UPR Deadline relating to the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”) and (B) any deadline that may be set forth in the Certificate or the Bylaws following execution of the Settlement Agreement relating to the nomination of director candidates for election to the Board at the 2024 Annual Meeting, and (ii) 90 days prior to the first anniversary of the 2023 Annual Meeting. Notwithstanding the foregoing, the “Termination Date” shall not occur prior to 20 days after Mr. Urvan’s departure from the Board.

Pursuant to the Settlement Agreement, the Company suspended the previously announced separation of Company into Action Outdoor Sports, Inc. and Outdoor Online, Inc., pending the further evaluation of strategic options by the Board. The Company paid approximately $500,000 of the Urvan Group’s costs, fees and expenses per the terms of the Settlement Agreement. Additionally, the Company issued 125,000 shares of Common Stock for a total value of $437,500 to an employee and issued 110,000 shares of Common Stock for a total value of $385,000 to an independent contractor as a result of termination without cause per the terms of the Settlement Agreement.

The foregoing summary of the Settlement Agreement does not purport to be complete and is subject to, and qualified in its entirety, by reference to the full text of the Settlement Agreement, a copy of which was previously filed as Exhibit 10.1 in the Form 8-K filed with the SEC on November 7, 2022, and incorporated herein by reference.

During the year ended March 31, 2023, we paid $551,916 in service fees to two independent contractors of which $223,333 were created as a result of termination without cause as a result of our Proxy Settlement Agreement. The two independent contractors were issued 141,419 shares of our common stock for a total value of $494,967. We issued 45,000 shares in the aggregate to our advisory committee members for service for a total value of $129,750. Through our acquisition of Gemini, a related party relationship was created with Mr. Urvan by ownership of entities that transacts with Gemini. We recognized $215,300 in Marketplace Revenue for the year ended March 31, 2022 that was attributable to that relationship. There was $182,344 included in our Accounts Receivable at March 31, 2023 as a result of this relationship.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective April 8, 2021, the Company engaged Pannell Kerr Forster of Texas, P.C. (“PKF”) as the Company’s independent registered public accounting firm.

The following table presents the fees billed by PKF for its services during the Company’s last two fiscal years.

	2023	2022
Audit Fees	$326,006	$191,987
Audit Related Fees	112,189	135,637
Tax Fees	-	-
All Other Fees	98,143	-
	$536,338	$327,624

It is our policy to engage the principal accounting firm to conduct the audit of the Company’s financial statements and to confirm, prior to such engagement, that such principal accounting firm is independent of the Company to the extent required by SEC rules and regulations. All services of the principal accounting firm reflected above were approved by the Board.

- “Audit Fees” are fees paid for professional services for the audit of our financial statements and review of our interim consolidated financial statements included in quarterly reports (as well as services that PKF normally provides in connection with statutory and regulatory filings or engagements).

- “Audit-Related fees” are fees paid for SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

- “All other fees” related to fees unrelated to Audit Fees or Audit-Related Fees.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of the Original Form 10-K.

(b)	Exhibits

Other Schedules are committed because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1#	Agreement and Plan of Merger, dated April 30, 2021, by and among Ammo, Inc., SpeedLight Group I, LLC, Gemini Direct Investments, LLC and Steven F. Urvan (1)	8-K	2.1	5/6/2021
3.1	Certificate of Incorporation (Amended and Restated) filed with the Delaware Secretary of State on October 24, 2018	8-K	3.1	10/26/2018
3.2	Bylaws	8-K	3.03	02/09/2017
3.3	Certificate of Designations with respect to the 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share, dated May 18, 2021	8-A	3.1	5/20/2021
4.1	Compilation of JSC Agreements dated November 4, 2020	10-Q	4.3	11/13/2020
4.2	Form of Underwriters’ Warrant Agreement issued December 3, 2020	8-K	4.1	12/4/2020
4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.14	6/14/2023
4.4	Promissory Note issued by Ammo, Inc., Firelight Group I, LLC in favor of Hiawatha National Bank, dated October 14, 2021.	10-Q	4.1	2/14/2022

10.1+	2017 Equity Incentive Plan, as amended	S-8	4.1	12/23/2020
10.2	First Amended and Restated Factoring and Security Agreement, as amended, by and between Ammo, Inc. and Factors Southwest, LLC	8-K	10.1	3/11/2021
10.3	Revolving Inventory Loan and Security Agreement, as amended, by and between Ammo, Inc. and Factors Southwest, LLC	8-K	10.2	3/11/2021
10.4	Amended and Restated Exclusive License Agreement between AMMO Technologies Inc. and University of Louisiana at Lafayette, dated as of November 16, 2017	8-K	10.1	3/26/2021
10.5+	Amended and Restated Employment Agreement, by and between AMMO, Inc. and Jared Smith, dated July 24, 2023	8-K	10.1	7/25/2023
10.6+	Amended and Restated Employment Agreement, by and between AMMO, Inc. and Fred W. Wagenhals, dated July 24, 2023	8-K	10.2	7/25/2023
10.7+	Employment Agreement of Robert D. Wiley, as amended	10-K	10.6	6/14/2023
10.8	Lock-Up Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.1	5/6/2021
10.9	Voting Rights Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.2	5/6/2021
10.10	Standstill Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.3	5/6/2021
10.11	Investor Rights Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.4	5/6/2021
10.12	Construction Loan Agreement by and among Ammo, Inc., Firelight Group I, LLC, and Hiawatha National Bank, dated October 14, 2021.	10-Q	10.1	2/14/2022
10.13	Settlement Agreement, by and among AMMO, Inc., Steven F. Urvan and Susan T. Lokey, dated November 3, 2022	10-Q	10.1	11/7/2022
10.14	Amendment to Settlement Agreement, by and among AMMO, Inc., Steven F. Urvan and Susan T. Lokey, dated November 21, 2022	8-K	10.1	11/22/2022
14.1	Code of Ethics	S-1/A	14.0	10/16/2018
14.2	Code of Conduct	S-1/A	14.1	10/16/2018
21.1	Subsidiaries of the Company	10-K	21.1	6/14/2023
23.1	Consent of Pannell Kerr Forster of Texas, P.C Independent Registered Account Firm Relating to Consolidated Financial Statements of the Company for the year ended March 31, 2022 and 2021	10-K	23.1	6/14/2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	6/14/2023
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	6/14/2023
31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	6/14/2023
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	6/14/2023
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

+ Management compensatory plan or contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

	By:	/s/ Jared R. Smith
Dated: July 31, 2023		Jared R. Smith, Chief Executive Officer

	By:	/s/ Robert D. Wiley
Dated: July 31, 2023		Robert D. Wiley, Chief Financial Officer

