Form 10-Q
period 2023-06-30
AMMO, INC.
filed 2023-08-09
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 4, 2023, there were 117,957,921 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMMO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47,505,047	$39,134,027
Accounts receivable, net	21,348,226	29,346,380
Inventories	55,924,655	54,344,819
Prepaid expenses	5,294,454	5,126,667
Current portion of restricted cash	500,000	500,000
Total Current Assets	130,572,382	128,451,893

Property and Equipment, net	55,923,867	55,963,255

Other Assets:
Deposits	4,064,582	7,028,947
Patents, net	4,909,388	5,032,754
Other intangible assets, net	120,583,416	123,726,810
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	1,141,418	1,261,634
TOTAL ASSETS	$408,065,147	$412,335,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,356,614	$18,079,397
Accrued liabilities	4,641,469	4,353,354
Current portion of operating lease liability	421,477	470,734
Note payable related party	-	180,850
Current portion of construction note payable	277,216	260,429
Insurance premium note payable	2,204,293	2,118,635
Total Current Liabilities	23,901,069	25,463,399

Long-term Liabilities:
Contingent consideration payable	119,354	140,378
Construction note payable, net of unamortized issuance costs	10,861,510	10,922,443
Operating lease liability, net of current portion	825,043	903,490
Deferred income tax liability	2,212,448	2,309,592
Total Liabilities	37,919,424	39,739,302

Shareholders’ Equity:
Series A cumulative perpetual preferred Stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized 118,952,886 and 118,562,806 shares issued and 117,945,758 and 118,294,478 outstanding at June 30, 2023 and March 31, 2023, respectively	117,946	118,294
Additional paid-in capital	392,813,530	391,940,374
Accumulated deficit	(20,808,990)	(18,941,825)
Treasury stock	(1,978,163)	(522,158)
Total Shareholders’ Equity	370,145,723	372,596,085
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$408,065,147	$412,335,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2023	2022

Net Revenues
Ammunition sales(1)	$14,106,029	$40,969,883
Marketplace revenue	13,912,202	16,504,946
Casing sales	6,236,344	3,281,197
	34,254,575	60,756,026

Cost of Revenues	20,230,035	42,620,364
Gross Profit	14,024,540	18,135,662

Operating Expenses
Selling and marketing	295,581	1,908,170
Corporate general and administrative	7,947,563	5,029,297
Employee salaries and related expenses	4,116,280	2,785,098
Depreciation and amortization expense	3,344,043	3,350,356
Total operating expenses	15,703,467	13,072,921
Income/(Loss) from Operations	(1,678,927)	5,062,741

Other Expenses
Other income	692,951	193,498
Interest expense	(204,201)	(120,487)
Total other expense	488,750	73,011

Income/(Loss) before Income Taxes	(1,190,177)	5,135,752

Provision/(benefit) for Income Taxes	(97,144)	1,882,725

Net Income/(Loss)	(1,093,033)	3,253,027

Preferred Stock Dividend	(774,132)	(774,132)

Net Income/(Loss) Attributable to Common Stock Shareholders	$(1,867,165)	$2,478,895

Net Income/(Loss) per share
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02

Weighted average number of shares outstanding
Basic	117,713,805	116,560,372
Diluted	117,713,805	117,879,639

(1)	Included in revenue for the three months ended June 30, 2023 and 2022 is excise taxes of $1,175,796 and $3,712,341, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total

Balance as of March 31, 2023	1,400,000	$1,400	118,294,478	$118,294	$391,940,374	$(18,941,825)	$(522,158)	$372,596,085

Employee stock awards	-	-	390,111	391	822,406	-	-	822,797
Stock grants					50,750			50,750
Dividends accumulated on preferred stock	-	-	-	-	-	(136,094)	-	(136,094)
Preferred stock dividends	-	-	-	-	-	(638,038)	-	(638,038)
Net loss	-	-	-	-	-	(1,093,033)		(1,093,033)
Treasury shares purchased	-	-	(738,831)	(739)	-	-	(1,456,005)	(1,456,744)

Balance as of June 30, 2023	1,400,000	$1,400	117,945,758	$117,946	$392,813,530	$(20,808,990)	$(1,978,163)	$370,145,723

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total

Balance as of March 31, 2022	1,400,000	$1,400	116,485,747	$116,487	$385,426,431	$(11,240,752)	$-	$374,303,566

Common stock issued for cashless warrant exercise	-	-	99,762	99	(99)	-	-	-
Employee stock awards	-	-	338,375	338	1,174,725	-	-	1,175,063
Stock grants	-	-	-	-	47,844	-	-	47,844
Preferred stock dividends declared			-	-	-	(638,071)	-	(638,071)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,061)	-	(136,061)
Net income	-	-	-	-	-	3,253,027	-	3,253,027

Balance as of June 30, 2022	1,400,000	$1,400	116,923,884	$116,924	$386,648,901	$(8,761,857)	$-	$378,005,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net Income/(Loss)	$(1,093,033)	$3,253,027
Adjustments to reconcile Net Loss to Net Cash provided by operations:
Depreciation and amortization	4,620,087	4,300,123
Debt discount amortization	20,813	20,813
Employee stock awards	822,797	1,175,063
Stock grants	50,750	47,844
Contingent consideration payable fair value	(21,024)	(1,302)
Allowance for doubtful accounts	909,717	711,372
Reduction in right of use asset	120,216	208,506
Deferred income taxes	(97,144)	500,964
Changes in Current Assets and Liabilities
Accounts receivable	7,088,437	4,246,175
Due from related parties	-	(1,544,000)
Inventories	(1,579,836)	(5,572,096)
Prepaid expenses	888,412	882,620
Deposits	2,964,365	(493,982)
Accounts payable	(1,722,783)	(3,009,351)
Accrued liabilities	152,021	697,799
Operating lease liability	(127,704)	(211,082)
Net cash provided by operating activities	12,996,091	5,212,493

Cash flows from investing activities:
Purchase of equipment	(1,313,939)	(5,264,863)
Net cash used in investing activities	(1,313,939)	(5,264,863)

Cash flow from financing activities:
Proceeds from factoring liability	14,610,314	24,700,000
Payments on factoring liability	(14,610,314)	(24,957,645)
Payments on inventory facility, net	-	(733,343)
Payments on note payable - related party	(180,850)	(165,264)
Payments on insurance premium note payment	(970,541)	(533,673)
Proceeds from construction note payable	-	1,000,000
Payments on construction note payable	(64,959)	-
Preferred stock dividends paid	(638,038)	(638,071)
Common stock repurchase plan	(1,456,744)	-
Net cash used in financing activities	(3,311,132)	(1,327,996)

Net increase/(decrease) in cash	8,371,020	(1,380,366)
Cash and restricted cash, beginning of period	39,634,027	23,281,475
Cash and restricted cash, end of period	$48,005,047	$21,901,109

(Continued)

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2023	2022

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$184,385	$100,876

Non-cash investing and financing activities:
Insurance premium note payment	$1,056,199	$2,035,519
Dividends accumulated on preferred stock	$136,094	$136,061
Construction note payable	$-	$4,800,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

On March 17, 2017, the Company entered into a definitive agreement with AMMO, Inc. a Delaware Corporation (“PRIVCO”) under which the Company acquired all of the outstanding shares of common stock of PRIVCO. PRIVCO subsequently changes its name to AMMO Munitions, Inc.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2023. The results for the three month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended June 30, 2023 and 2022, (b) the financial position at June 30, 2023, and (c) cash flows for the three month periods ended June 30, 2023 and 2022.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for credit losses, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, stock-based compensation and warrant-based compensation.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended March 31, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We adopted ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) and ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” in the current period. These policy changes did not result in a material effect on the Company’s financial statements. There have been no other significant changes to these policies during the three months ended June 30, 2023. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline it is not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted for the three months ended June 30, 2023. As of June 30, 2023, the Company has a goodwill carrying value of $90,870,094, all of which is assigned to the Marketplace segment. However, due to declines in the value of the Company’s common stock and market capitalization, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2024.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable represents amounts due from customers for products sold and include an allowance for estimated credit losses which is estimated based on the collectability and age of the accounts receivable balances and categorization of customers with similar financial condition. At June 30, 2023 and March 31, 2023, we reserved $4,229,537 and $3,246,551, respectively, of allowance for doubtful accounts.

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

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a quarterly royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the three months ended June 30, 2023 and 2022, the Company recognized royalty expenses of $5,060 and $44,044, respectively under this agreement.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three months ended June 30, 2023 and 2022.

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We only apply the five-step model when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct.

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended June 30, 2023, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	Revenues at June 30, 2023	Accounts Receivable
PERCENTAGES	Three Months Ended	June 30, 2023	March 31, 2023

Customers:
A	10.1%	16.6%	-
	10.1%	16.6%	-

Disaggregated Revenue Information

The following table represents a disaggregation of revenue from customers by category. We attribute net sales to categories by product or services types; ammunition, ammunition casings, and marketplace fees. We note that revenue recognition processes are consistent between product and service type, however, the amount, timing and uncertainty of revenue and cash flows may vary by each product type due to the customers of each product and service type.

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Ammunition sales	$14,106,029	$40,969,883
Marketplace fee revenue	13,912,202	16,504,946
Ammunition casings sales	6,236,344	3,281,197
Total Revenues	$34,254,575	$60,756,026

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell directly to customers online. In contrast, our ammunition casings products are sold to manufacturers. Marketplace fees are generated through our GunBroker.com online auction marketplace.

Advertising Costs

We expense advertising costs as they are incurred in selling and marketing expenses of operating expenses. Marketplace advertising costs are expensed as they are incurred in cost of revenues. We incurred advertising expenses of $119,638 and $550,447 for the three months ended June 30, 2023 and 2022, respectively, recognized in selling and marketing expenses and $138,657 and $182,104 of marketplace advertising expenses recognized in cost of revenues for the three months ended June 30, 2023 and 2022, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable, amounts due to related parties, factoring liability, and the construction note payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”). Which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. On April 1, 2023 we adopted ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. Accordingly, stock based compensation is valued using market value of our Common Stock. Stock-based compensation is recognized on a straight line basis over the vesting periods and forfeitures are recognized in the periods they occur. There were 390,111 and 338,375 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the three months ended June 30, 2023 and June 30, 2022, respectively.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2023, our bank account balances exceeded federally insured limits.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three months ended June 30, 2023 and 2022, we recognized approximately $1.2 million and $3.7 million, respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

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

AMMO is defending two contract arbitration cases adverse former employees that are presently in discovery, one involving an employee terminated for cause and the second action involving a termination without cause wherein the former employee is seeking contract wages, commissions and allegedly earned common stock. Discovery is almost completed in the first case and the arbitration is scheduled to take place at the end of July 2023 in the first matter. While discovery continues, the Company received a favorable ruling on a partial motion for summary judgment in the “for cause” arbitration case wherein the arbitrator ruled the employee had stolen funds and thus granted the Company’s dispositive motion. Discovery continues at this time with a fall 2023 arbitration date currently set.

The Company also received notice in October that an OSHA whistleblower complaint had been filed with the US Department of Labor by an employee that had been terminated for cause. The regulatory filing was received after AMMO refused to capitulate to the former employee’s demands. AMMO has produced documents and submitted its position statement to OSHA and the matter is currently pending at the agency level. AMMO uncovered additional information through work with counsel and investigators and a supplemental response was provided to OHSA on or about July 10, 2023.

On April 30, 2023, Director and Shareholder Steve Urvan filed suit in the Delaware Chancery Court against the Company, certain Directors, former directors, employees, former employees and consultants, seeking rescission of the Company’s acquisition of GunBroker.com and certain affiliated companies. Plaintiff Urvan’s claims include rescission, misrepresentation and fraud. The Company received a declination of coverage from one insurer and is investigating additional available actions with counsel concerning that opinion, while continued pursuit of other available coverage concerning a separate policy. The Company and named defendants are in alignment in all respects, reasonably believe at this date that the claims are without merit and the Company has engaged Delaware Chancery Court litigation specialists to defend its interests in all respects in this case. The Company timely responded to the Urvan Complaint via the filing of a Motion to Dismiss which, if successful in full, will result in the complete dismissal of the Urvan lawsuit, at which time the Company will pursue recovery of all incurred fees and costs. There were no other known contingencies at June 30, 2023.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INCOME PER COMMON SHARE

We calculate basic income per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants. We use the treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 2,256,296 shares of common stock. Due to the net loss attributable to common shareholders for the three months ended June 30, 2023, potentially dilutive securities, which consists of 911 warrants and 9,090 equity incentive awards were excluded, as a result of the treasury stock method, from the dilutive EPS calculation as the effect would be antidilutive. For the three months ended June 30, 2022, 150,000 warrants were excluded, as a result of the treasury stock method, from the dilutive EPS calculation as the effect would be antidilutive.

	For the Three Months Ended June 30,
	2023	2022

Numerator:
Net income/(loss)	$(1,093,033)	$3,253,027
Less: Preferred stock dividends	(774,132)	(774,132)
Net income attributable to common stockholders	$(1,867,165)	$2,478,895

Denominator:
Weighted average shares of common stock - basic	117,713,805	116,560,372
Effect of dilutive common stock purchase warrants	-	1,287,280
Effect of dilutive equity incentive awards	-	31,987
	117,713,805	117,879,639

Basic earnings per share:
Income/(loss) per share attributable to common stockholders - basic	$(0.02)	$0.02

Diluted earnings per share:
Income/(loss) per share attributable to common stockholders - diluted	$(0.02)	$0.02

NOTE 4 – INVENTORIES

At June 30, 2023 and March 31, 2023, the inventory balances are composed of:

	June 30, 2023	March 31, 2023
Finished product	$18,663,314	$14,362,514
Raw materials	22,004,128	23,898,596
Work in process	15,257,213	16,083,709
	$55,924,655	$54,344,819

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment consisted of the following at June 30, 2023 and March 31, 2023:

	June 30, 2023	March 31, 2023
Leasehold Improvements	$257,009	$257,009
Building	28,980,156	28,623,329
Furniture and Fixtures	384,650	384,650
Vehicles	153,255	153,254
Equipment	40,979,806	40,233,186
Tooling	143,710	143,710
Construction in Progress	945,272	734,781
Total property and equipment	$71,843,858	$70,529,919
Less accumulated depreciation	(15,919,991)	(14,566,664)
Net property and equipment	$55,923,867	$55,963,255

Depreciation Expense for the three months ended June 30, 2023 and 2022 totaled $1,353,327, and $1,033,363, respectively. Of these totals, $1,152,678 and $826,401 were included in cost of goods sold for the three months ending June 30, 2023 and 2022. Additionally, $200,648 and $206,962 were included in depreciation and amortization expenses in operating expenses.

NOTE 6 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains a fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. We did not have an outstanding balance on our Factoring liability as of June 30, 2023. For the three months ended June 30, 2023, interest expense recognized on the Factoring Liability was $45,385. For the three months ended June 30, 2022, interest expense recognized on the Factoring Liability was $59,816 including $37,500 of amortization of the commitment fee.

On June 17, 2021, this agreement was amended which extended the maturity date to June 17, 2024.

NOTE 7 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. As of June 30, 2023, there was no outstanding balance of the Inventory Credit Facility. There was no interest expense for the three months ended June 30, 2023. Interest expense recognized on the Inventory Credit Facility was $5,142 for the three months ended June 30, 2022.

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

As of June 30, 2023 and March 31, 2023, total Right of Use Assets were $1,141,418 and $1,261,634, respectively. As of June 30, 2023 and March 31, 2023, total Operating Lease Liabilities were $1,246,520 and $1,374,224, respectively. The current portion of our Operating Lease Liability on June 30, 2023 and March 31, 2023 is $421,477 and $470,734, respectively, and is reported as a current liability. The remaining $825,043 of the total $1,246,520 as of June 30, 2023 and the $903,490 of the total $1,374,224 as of March 31, 2023 of the Operating Lease Liability is presented as a long-term liability net of the current portion.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated lease expense for the three months ended June 30, 2023 was $167,609 including $160,758 of operating lease expense and $6,851 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Consolidated lease expense for the three months ended June 30, 2022 was $283,233 including $282,058 of operating lease expense and $1,175 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.1 years and 10.0%, respectively.

Future minimum lease payments under non-cancellable leases as of June 30, 2023 are as follows:

Years Ended March 31,
2024 (1)	$423,011
2025	387,214
2026	351,962
2027	257,508
2028	43,660
Thereafter	-
1,463,355
Less: Amount Representing Interest	(216,835)
$1,246,520

(1)	This amount represents future lease payments for the remaining nine months of fiscal year 2024. It does not include any lease payments for the three months ended June 30, 2023.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

For the three months ended June 30, 2023, the Company made $180,850 in principal payments, respectively, in connection with the Amended Note B, an amended related party note payable with Jagemann Stamping Company (“JSC”). We entered into the Amended Note B with JSC on November 4, 2020 and the note matured on June 26, 2023. We recognized $1,788 and $18,652 in respective interest expenses for the three months ended June 30, 2023 and 2022, respectively.

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

We made $64,959 in principal payments for the three months ended June 30, 2023. The restricted cash can be released per the terms documented in the Loan Agreement filed with the Commission on Form 10-Q on February 14, 2022. During the year ended March 31, 2023, $500,000 of restricted cash was released with $500,000 remaining restricted.

NOTE 11 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

During the three month period ended June 30, 2023, we issued 390,111 shares of common stock as follows:

●	390,111 shares valued at $822,797 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2023, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2023	2,460,946	$2.46	1.59
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(204,650)	2.00	-
Outstanding at June 30, 2023	2,256,296	$2.51	1.51
Exercisable at June 30, 2023	2,256,296	$2.51	1.51

As of June 30, 2023, we had 2,256,296 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 1,244,108 shares of our Common Stock at an exercise price of $2.00 per share consisting of 1% of the warrants until August 2024, and 99% until February 2026; (3) warrants to purchase 474,966 shares of Common Stock at an exercise price of $2.40 until September 2024; (4) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025, and (5) warrants to purchase 150,000 shares of Common Stock at an exercise price of $6.72 until February 2024.

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

Preferred dividends accumulated as of June 30, 2023 were $136,094. On May 15, 2023, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning March 15, 2023 through and including June 14, 2023 payable on June 15, 2023 to holders of record of Series A Preferred Stock on May 31, 2023 equal to $0.55902778 per share. Dividends totaling $782,639 were paid on June 15, 2023.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

Amortization expenses related to our intangible assets for the three months ended June 30, 2023 and 2022 was $3,266,760.

		June 30, 2023
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		250,000	7,074,005	151,763,617

Accumulated amortization – Licensing Agreements		(250,000)	-	-
Accumulated amortization – Patents		-	(2,164,617)	-
Accumulated amortization – Intangible Assets		-	-	(31,180,201)
		$-	$4,909,388	$120,583,416

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2024 (1)	$9,836,025
2025	12,664,775
2026	12,664,775
2027	12,553,355
2028	12,543,226
Thereafter	65,230,648
$125,492,804

(1)	This amount represents future amortization for the remaining nine months of fiscal year 2024. It does not include any amortization for the three months ended June 30, 2023.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SEGMENTS

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

The reporting of the separate allocation of certain corporate general and administrative expenses includes non-cash stock compensation expense. The following tables set forth certain financial information utilized by management to evaluate our operating segments for the interim period presented:

	For the Three Months Ended June 30, 2023
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$20,342,373	$13,912,202	$-	$34,254,575
Cost of Revenues	18,414,961	1,815,074	-	20,230,035
General and administrative expense	3,478,749	2,178,370	6,702,305	12,359,424
Depreciation and amortization	132,102	3,211,941	-	3,344,043
Income/(Loss) from Operations	$(1,683,439)	$6,706,817	$(6,702,305)	$(1,678,927)

	For the Three Months Ended June 30, 2022
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$44,251,080	$16,504,946	$-	$60,756,026
Cost of Revenues	40,337,015	2,283,349	-	42,620,364
General and administrative expense	3,673,112	2,433,729	3,615,724	9,722,565
Depreciation and amortization	146,412	3,203,944	-	3,350,356
Income/(Loss) from Operations	$94,541	$8,583,924	$(3,615,724)	$5,062,741

NOTE 15 – INCOME TAXES

The income tax provision effective tax rates were 8.6% and 37.0% for the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to employee stock awards. For the three months ended June 30, 2022 the effective tax rate differed from the U.S. federal statutory rate due to state income taxes and employee stock awards.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended March 31, 2021, 2022 and 2023 are subject to audit.

NOTE 16 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2023, we paid 75,000 in service fees to two independent contractors. The two independent contractors were issued 34,341 shares of our common stock for a total value of $69,784. We issued 25,000 shares in the aggregate to our advisory committee members for service for a total value of $53,250. Through our acquisition of Gemini, a related party relationship was created through one of our Members of the Board of Directors by ownership of entities that transacts with Gemini. There was $201,646 included in our Accounts Receivable at June 30, 2023 as a result of this relationship.

NOTE 17 – SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to the June 30, 2023, the Company issued 12,163 as employee stock awards for a total value of $25,299.

Related party transactions

On July 26, 2023, we obtained a $1.6 million letter of credit with Northern Trust for collateral for a bond related to a judgement assessed to GunBroker.com. On July 17, 2023, we generated a $1.6 million certificate of deposit with Northern Trust for security on the letter of credit. The term of the certificate of deposit is twelve months and includes interest of approximately 5%. Per the terms of the Merger Agreement, filed with the Commission on a Current Report on Form 8-K on May 6, 2021 (the “Current Report), the Seller is required to pay or be liable for these losses (capitalized terms are defined the Current Report).

In July of 2023, the Company filed suit in the Delaware Chancery Court against Director and Shareholder Steve Urvan for claims arising out of the Company’s acquisition of certain companies referenced as the GunBroker.com family of companies. The claims arise based upon Mr. Urvan’s repeated failure and refusal to honor contractual defense and indemnification obligations arising under that certain Merger Agreement, along with alleged misrepresentations.

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

Through our GunBroker.com Marketplace segment (acquired in April 2021), we allow third party sellers to list items consisting of firearms, hunting gear, fishing equipment, outdoor gear, collectibles, and much more on our site, while facilitating compliance with federal and state laws that govern the sale of firearms and restricted items. This allows our base of over 7.8 million users to follow ownership policies and regulations through our network of over 35,000 federally licensed firearms dealers as transfer agents. The nature and operation of the Marketplace as an online auction and sales platform also affords our Company a unique view into the total domestic market for the purpose of understanding sales trends at a granular level across all elements of the outdoor sports and shooting space. Our vision is to expand the services on GunBroker.com and to become a peer to those in our industry. In the short term, we will be implementing the following services;

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

Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following information should be read in conjunction with our consolidated financial statements included in this Quarterly Report beginning on page 3.

Our financial results for the three months ended June 30, 2023 reflect our newly positioned organization as we transition into our new strategic direction. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on growing our top line revenue and streamlining our operations. We experienced a 43.6% decrease in our Net Revenues for the three months ended June 30, 2023 compared with the year ended June 30, 2022. This was the result of decreased ammunition sales due to changes in market demand as well as a shift in operations to an increased focus in ammunition casing sales.

The following table presents summarized financial information taken from our condensed consolidated statements of operations for the three ended June 30, 2023 compared with the three months ended June 30, 2022:

	For the Three Months Ending
	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Net Sales	$34,254,575	$60,756,026
Cost of Revenues	20,230,035	42,620,364
Gross Profit	14,024,540	18,135,662
Sales, General & Administrative Expenses	15,703,467	13,072,921
Income from Operations	(1,678,927)	5,062,741
Other income (expense)
Other income (expense)	488,750	73,011
Income (loss) before provision (benefit) for income taxes	$(1,190,177)	$5,135,752
Provision (benefit) for income tax expense	(97,144)	1,882,725
Net Income (loss)	$(1,093,033)	$3,253,027

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

Adjusted EBITDA

	For the Three Months Ended
	June 30, 2023	June 30, 2022

Reconciliation of GAAP net income to Adjusted EBITDA
Net Income (loss)	$(1,093,033)	$3,253,027
Depreciation and amortization	4,620,087	4,300,123
Provision (benefit) for income taxes	(97,144)	1,882,725
Interest expense, net	204,201	120,487
Employee stock awards	822,797	1,175,063
Stock grants	50,750	47,844
Other income, net	(692,951)	(193,498)
Contingent consideration fair value	(21,024)	(1,302)
Other nonrecurring expenses(1)	2,759,726	-
Adjusted EBITDA	$6,553,409	$10,584,469

(1)	Other nonrecurring expenses consist of professional and legal fees that are nonrecurring in nature.

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the three months ended June 30, 2023 and 2022. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™ and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries lower gross margins.

	For the Three Months Ending
	June 30, 2023	June 30, 2022
Proprietary Ammunition	$1,154,802	$2,855,934
Standard Ammunition	12,951,227	38,113,949
Ammunition Casings	6,236,344	3,281,197
Marketplace Revenue	13,912,202	16,504,946
Total Sales	$34,254,575	$60,756,026

Sales for the three months ended June 30, 2023 decreased 43.6% or approximately $26.5 million due to changes in market conditions and our shift to increase ammunition casing sales. The decrease for the three month period was largely the result of a decrease of $25.2 million in sales of bulk pistol and rifle ammunition, a decrease of $1.7 million of sales of Proprietary Ammunition, and a decrease of $2.6 million generated from our marketplace, GunBroker.com, which includes auction revenue, payment processing revenue, and shipping income. Our ammunition casings sales increased $3.0 million or 90.1% over the prior year period. Management expects the sales growth rate of Proprietary Ammunition to greatly outpace the sales of our Standard Ammunition.

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

Sales outside of the United States require licenses and approval from either the U.S. Department of Commerce or the U.S. State Department, which typically takes approximately 30 days to receive. On June 12, 2023, we renewed our annual registration with the International Traffic in Arms Regulations (“ITAR”), which remains valid through the report date. This permits the Company to export and broker ammunition and other controlled items covered under ITAR.

Cost of Revenues

Cost of Revenues decreased by approximately $22.4 million to $20.2 million for the three months ended June 30, 2023 compared to the comparable period ended in 2022. This was the result of a significant decrease in net sales during 2023 as compared to 2022.

Gross Margin

Our gross margin percentage increased to 40.9% from 29.8% during the three months ended June 30, 2023, respectively, as compared to the same period in 2022. The increase in our gross margin was related to our Marketplace revenue, which produces higher gross profit, contributing to a higher portion of the overall sales for the period.

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

Operating Expenses

Overall, for the three months ended June 30, 2023, our operating expenses increased by approximately $2.6 million over the three months ended June 30, 2022 and increased as a percentage of sales from 21.5% to 45.8% for the three months ended June 30, 2023. Our operating expenses include non-cash depreciation and amortization expense of approximately $3.3 million for the three months June 30, 2023. Our operating expenses consisted of commissions related to our sales, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, board members, and key consultants for the organization during the period. Operating expenses for the three months ended June 30, 2023 and June 30, 2022 included noncash expenses of approximately $4.2 million and $4.6 million, respectively.

During the three months ended June 30, 2023, our selling and marketing expenses decreased by approximately $1.6 million, in comparison to the three months ended June 30, 2022. The decrease was primarily related to decreases in sales commission due to the decrease in the sale of our products.

Our corporate general & administrative expenses increased approximately $2.9 million for the three months ended June 30, 2023 from the comparable prior period due to $2.8 million in nonrecurring legal and professional fees and expenses.

Employee salaries and related expenses increased approximately $1.3 million for the three months ended June 30, 2023 compared to the comparable period ended in 2022. The increase for the three months ended June 30, 2023 when compared to the prior period, was primarily related to $1.0 million of additional payroll expenses incurred, $0.7 million in expenses related to our new employee bonus plan, and a decrease of $0.4 million in employee stock compensation.

Depreciation and amortization expenses for the three months ended June 30, 2023 decreased by approximately $0.01 million.

Interest and Other Expenses

For the three months ended June 30, 2023, interest expense increased by approximately $0.1 million compared with the comparable three months ended June 30, 2022. The change from the prior periods was mainly due to an increase in our Construction Note Payable.

Income Taxes

For the three months ended June 30, 2023 and 2022, we recorded a provision (benefit) for federal and state income taxes of approximately ($0.1) million and $1.9 million, respectively.

Net Income (Loss)

We ended the three months ended June 30, 2023 with a net loss of approximately $1.1 million compared with a net income of approximately $3.3 million for the three months ended June 30, 2022.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of June 30, 2023, we had $47,505,047 of cash and cash equivalents, an increase of $8,371,020 from March 31, 2023.

Working Capital is summarized and compared as follows:

	June 30, 2023	March 31, 2023
Current assets	$130,572,382	$128,451,893
Current liabilities	23,901,069	25,463,399
	$106,671,313	$102,988,494

Changes in cash flows are summarized as follows:

Operating Activities

For the three months ended June 30, 2023, net cash provided by operations totaled approximately $13.0 million. This was primarily the result of net loss of approximately $1.1 million, which was offset by decreases in our accounts receivable of approximately $7.1 million, decreases in prepaid expenses of approximately $0.9 million, and decreases in our accounts payable of approximately $1.7 million, increases in our inventories of approximately $1.6 million, and decreases in deposits of approximately $3.0 million. Non-cash expenses for depreciation and amortization totaled approximately $4.6 million and non-cash expenses for employee stock awards totaled $0.8 million.

For the three months ended June 30, 2022, net cash provided by operations totaled approximately $5.2 million. This was primarily the result of net income of approximately $3.3 million, which was offset by increases in our inventories of approximately $5.6 million, increases in deposits of approximately $0.5 million and increases in due from related parties of approximately $1.6 million, decreases in our accounts receivable of approximately $4.2 million, decreases in prepaid expenses of approximately $0.9 million, and decreases in our accounts payable of $3.0 million. Non-cash expenses for depreciation and amortization totaled approximately $4.3 million and non-cash expenses for employee stock awards totaled $1.2 million.

Investing Activities

For the three months ended June 30, 2023, we used approximately $1.3 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $1.3 million related to purchases of production equipment for our new manufacturing facility in Manitowoc, WI and capitalized development costs related to our marketplace, GunBroker.com.

During the three months ended June 30, 2022, we used approximately $5.3 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $5.3 million related to purchases of production equipment and the construction of our new manufacturing facility in Manitowoc, WI.

Financing Activities

For the three months ended June 30, 2023, net cash used in financing activities was approximately $3.3 million. This was the net effect of approximately $1.5 million used in our common stock repurchased plan, $1.0 million from insurance premium note payments, approximately $0.6 million of Preferred Stock dividends paid, and the generation of approximately $14.6 million from accounts receivable factoring, which was offset by payments of approximately $14.6 million.

During the three months ended June 30, 2022, net cash used in financing activities was approximately $1.3 million. This was the net effect of an approximate $0.7 million reduction in our Inventory Credit Facility, approximately $0.5 million from insurance premium note payments, generation of approximately $24.7 million from accounts receivable factoring, which was offset by payments of approximately $25.0 million and $1.0 million in proceeds of restricted cash from our construction note payable.

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

Leases

We lease four locations that are used for our offices, production, and warehousing. As of June 30, 2023, we had $1.2 million of fixed lease payment obligations with $0.4 million payable within the next 12 months. Please refer to Note 8– Leases for additional information.

Construction Note Payable

We will finance a portion of our new production facility with our Construction Note Payable. We expect to make $0.3 million in principal and interest payments within the next 12 months. The principal balance of the Construction Note will mature on October 14, 2026.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, stock-based compensation, and warrant-based compensation. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended March 31, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We adopted ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) and ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” in the current period. These policy changes did not result in a material effect on the Company’s financial statements. There have been no other significant changes to these policies during the three months ended June 30, 2023. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline it is not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted for the three months ended June 30, 2023. As of July 30, 2023, the Company has a goodwill carrying value of $90,870,094, all of which is assigned to the Marketplace segment. However, due to declines in the value of the Company’s common stock and market capitalization, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks are similar to those disclosed under the caption “Quantitative And Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2023 and filed with the SEC on June 14, 2023 and is hereby incorporated by reference.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(c) and 15d-15(e) under the Exchange Act, as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, and because of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023.

Notwithstanding the material weaknesses that were identified and continued to exist as of June 30, 2023, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented, nor were there changes to previously released financial results.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting remained as of June 30, 2023:

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

In response to the material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has continued the process of, and is committed to, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weaknesses. The Company is committed to ensuring that a proper, consistent tone is communicated throughout the organization, which emphasizes the expectation that previously existing deficiencies will be rectified through implementation of processes and controls to ensure strict compliance with U.S. GAAP and regulatory requirements.

Our third–party consulting firm that specializes in internal audit work, and more specifically internal controls over financial reporting work, has assisted management and will continue to assist management with our risk assessment of internal control over financial reporting as well as documentation and testing of our internal control structure and evaluation of material weaknesses, with special focus on assisting management in the establishment and evaluation of proper segregation of duties procedures and monitoring and controls over ITGCs for the systems that support our financial reporting process. Specifically, with the right compliment of accounting and finance team members now in place, our entire control environment is being evaluated for enhancement of our internal controls over financial reporting.

In addition to the measures noted above, we have made progress in our remediation plan including the following items:

●	Management has presented, and the Board of Directors has approved the formal management delegation and the Company’s Annual Budget during the first quarter of fiscal year 2024.

●	The Company formally initiated the implementation of a whistleblower hotline during the first quarter of fiscal year 2024.

●	Approved, adopted, and implemented accounting policies related to journal entries and invoice approval.

●	Improved formalization of procedures and documentation for all journal entries, account reconciliations, flux analysis and variance thresholds, vendor set-up.

●	Progressed IT Remediation Project with third-party consultants to design and implement controls over user provisioning and de-provisioning, application change management, operating system and logical access controls, segregation of duties, and third-party service provider report review process.

●	Implemented improvements surrounding review and approval of controls with a review element, including proper segregation, enhanced documentation, and consistency of application.

Beginning the second quarter of fiscal year 2024, management, with the help of our third-party consulting firm, will perform walkthroughs of our key controls, including those that would be necessary to effectively remediate the existing material weaknesses. A walkthrough is performed to gain comfort regarding the design effectiveness of the key controls. Based on our assessment of the walkthrough results, we will determine if our key controls have been designed effectively. Further assessments will be made of these controls to ascertain operating effectiveness, after which we will be able to determine if the existing material weaknesses have been remediated.

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

Changes in internal controls

Other than the changes described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act in Rule 13a-15(c) and 15d-15(e) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please reference the Contingencies section of Note 2 and Note 17 of our Financial Statements for additional disclosure.

ITEM 1A. RISK FACTORS

Our market risks at are similar to those disclosed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2023 and filed with the SEC on June 14, 2023. There have been no material changes to our Risk Factors disclosed in Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances

The authorized capital of the Company is 200,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Preferred Stock with a $0.001 par value per share.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2023.

Share Repurchases

On February 8, 2022, we announced that our Board of Directors authorized a share repurchase program for up to $30.0 million of our outstanding common stock. On March 28, 2023, we announced that our Board of Directors authorized the extension of our repurchase program until February 2024.

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

The following table summarizes our share repurchases under our repurchase program for our first fiscal quarter of our 2024 fiscal year.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Programs(1)
April 2023	609,509	$1.95	609,509
May 2023	129,322	$1.95	129,322
June 2023	-		-
Total	738,831	$1.95	738,831	13,165,171

(1)	The maximum number of shares that may yet be repurchased included herein is determined based on the closing price of our Common Stock of $2.13 on June 30, 2023. This amount may change based on the price that our Common Stock trades at.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1+	Employment Agreement of Robert D. Wiley, as amended as of June 12, 2023 (Incorporated by Reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on June 14, 2023)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jared R. Smith.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jared R. Smith.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herewith.

** Furnished Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

/s/ Jared R. Smith
Dated: August 9, 2023	By:	Jared R. Smith, Chief Executive Officer

/s/ Robert D. Wiley
Dated: August 9, 2023	By:	Robert D. Wiley, Chief Financial Officer

