Form 10-Q
period 2023-09-30
AMMO, INC.
filed 2023-11-09
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, there were 118,460,743 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMMO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$49,564,868	$39,134,027
Accounts receivable, net	23,030,851	29,346,380
Inventories	53,014,205	54,344,819
Prepaid expenses	3,920,007	5,126,667
Current portion of restricted cash	-	500,000
Total Current Assets	129,529,931	128,451,893

Equipment, net	55,821,414	55,963,255

Other Assets:
Deposits	3,189,518	7,028,947
Patents, net	4,786,022	5,032,754
Other intangible assets, net	117,440,022	123,726,810
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	1,017,982	1,261,634
TOTAL ASSETS	$402,654,983	$412,335,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,598,548	$18,079,397
Accrued liabilities	6,250,164	4,353,354
Current portion of operating lease liability	370,980	470,734
Note payable related party	-	180,850
Current portion of construction note payable	265,977	260,429
Insurance premium note payable	1,157,745	2,118,635
Total Current Liabilities	27,643,414	25,463,399

Long-term Liabilities:
Contingent consideration payable	99,302	140,378
Construction note payable, net of unamortized issuance costs	10,830,663	10,922,443
Operating lease liability, net of current portion	744,616	903,490
Deferred income tax liability	349,327	2,309,592
Total Liabilities	39,667,322	39,739,302

Shareholders’ Equity:
Series A cumulative perpetual preferred Stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized 119,665,700 and 118,562,806 shares issued and 118,460,743 and 118,294,478 outstanding at September 30, 2023 and March 31, 2023, respectively	118,461	118,294
Additional paid-in capital	394,331,516	391,940,374
Accumulated deficit	(29,086,926)	(18,941,825)
Treasury stock	(2,376,790)	(522,158)
Total Shareholders’ Equity	362,987,661	372,596,085
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$402,654,983	$412,335,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022

Net Revenues
Ammunition sales(1)	$15,516,589	$29,386,969	$29,622,618	$70,356,852
Marketplace revenue	12,474,716	14,562,694	26,386,918	31,067,640
Casing sales	6,381,081	4,338,896	12,617,425	7,620,093
	34,372,386	48,288,559	68,626,961	109,044,585

Cost of Revenues	26,084,120	35,452,850	46,314,155	78,073,214
Gross Profit	8,288,266	12,835,709	22,312,806	30,971,371

Operating Expenses
Selling and marketing	289,952	1,068,501	585,533	2,976,671
Corporate general and administrative	7,855,624	5,055,699	15,803,187	10,084,996
Employee salaries and related expenses	5,590,035	3,923,700	9,706,315	6,708,798
Depreciation and amortization expense	3,371,802	3,291,322	6,715,845	6,641,678
Total operating expenses	17,107,413	13,339,222	32,810,880	26,412,143
Income/(Loss) from Operations	(8,819,147)	(503,513)	(10,498,074)	4,559,228

Other Income/(Expenses)
Other income	(321,341)	5,098	371,610	198,596
Interest expense	(212,314)	(97,265)	(416,515)	(217,752)
Total other income/(expense)	(533,655)	(92,167)	(44,905)	(19,156)

Income/(Loss) before Income Taxes	(9,352,802)	(595,680)	(10,542,979)	4,540,072

Provision for Income Taxes	(1,857,505)	207,827	(1,954,649)	2,090,552

Net Income/(Loss)	(7,495,297)	(803,507)	(8,588,330)	2,449,520

Preferred Stock Dividend	(782,639)	(782,639)	(1,556,771)	(1,556,771)

Net Income/(Loss) Attributable to Common Stock Shareholders	$(8,277,936)	$(1,586,146)	$(10,145,101)	$892,749

Net Income/(Loss) per share
Basic	$(0.07)	$(0.01)	$(0.09)	$0.01
Diluted	$(0.07)	$(0.01)	$(0.09)	$0.01

Weighted average number of shares outstanding
Basic	118,167,228	116,927,607	117,941,755	116,744,972
Diluted	118,167,228	116,927,607	117,941,755	118,063,619

(1)	Included in revenue for the three months ended September 30, 2023 and 2022 are excise taxes of $1,284,166 and $2,435,051, respectively. Included in revenue for the six months ended September 30, 2023 and 2022 are excise taxes of $2,459,962 and $6,147,392, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Shares		Additional
	Number	Par Value	Number	Par Value	Paid-In Capital	Accumulated(Deficit)	Treasury Stock	Total

Balance as of March 31, 2023	1,400,000	$1,400	118,294,478	$118,294	$391,940,374	$(18,941,825)	$(522,158)	$372,596,085

Employee stock awards	-	-	390,111	391	822,406	-	-	822,797
Stock grants	-	-	-	-	50,750	-	-	50,750
Preferred stock dividends	-	-	-	-	-	(638,038)	-	(638,038)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,094)	-	(136,094)
Net loss	-	-	-	-	-	(1,093,033)	-	(1,093,033)
Treasury shares purchased	-	-	(738,831)	(739)	-	-	(1,456,005)	(1,456,744)

Balance as of June 30, 2023	1,400,000	$1,400	117,945,758	$117,946	$392,813,530	$(20,808,990)	$(1,978,163)	$370,145,723

Employee stock awards	-	-	712,783	713	1,467,236	-	-	1,467,949
Stock grants	-	-	-	-	50,750	-	-	50,750
Preferred stock dividends declared	-	-	-	-	-	(646,545)	-	(646,545)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,094)	-	(136,094)
Net loss	-	-	-	-	-	(7,495,297)	-	(7,495,297)
Treasury shares purchased	-	-	(197,798)	(198)	-	-	(398,627)	(398,825)

Balance as of September 30, 2023	1,400,000	$1,400	118,460,743	$118,461	$394,331,516	$(29,086,926)	$(2,376,790)	$362,987,661

	Preferred Stock		Common Shares		Additional
	Number	Par Value	Number	Par Value	Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total

Balance as of March 31, 2022	1,400,000	$1,400	116,485,747	$116,487	$385,426,431	$(11,240,752)	$-	$374,303,566

Common stock issued for cashless warrant exercise	-	-	99,762	99	(99)	-	-	-
Employee stock awards	-	-	338,375	338	1,174,725	-	-	1,175,063
Stock grants	-	-	-	-	47,844	-	-	47,844
Preferred stock dividends declared	-	-	-	-	-	(638,071)	-	(638,071)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,061)	-	(136,061)
Net income	-	-	-	-	-	3,253,027	-	3,253,027

Balance as of June 30, 2022	1,400,000	$1,400	116,923,884	$116,924	$386,648,901	$(8,761,857)	$-	$378,005,368

Common stock issued for cashless warrant exercise	-	-	12,121	12	24,230	-	-	24,242
Employee stock awards	-	-	338,750	339	1,176,036	-	-	1,176,375
Stock grants	-	-	-	-	43,750	-	-	43,750
Preferred stock dividends declared	-	-	-	-	-	(646,595)	-	(646,595)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,044)	-	(136,044)
Net loss	-	-	-	-	-	(803,507)	-	(803,507)

Balance as of September 30, 2022	1,400,000	$1,400	117,274,755	$117,275	$387,892,917	$(10,348,003)	$-	$377,663,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net Income/(Loss)	$(8,588,330)	$2,449,520
Adjustments to reconcile Net Income/(Loss) to Net Cash provided by operations:
Depreciation and amortization	9,293,566	8,594,968
Debt discount amortization	41,626	41,626
Employee stock awards	2,290,746	2,351,438
Stock grants	101,500	91,594
Contingent consideration payable fair value	(41,076)	(25,246)
Allowance for doubtful accounts	1,047,587	934,135
Reduction in right of use asset	243,652	398,033
Deferred income taxes	(1,960,265)	817,310
Changes in Current Assets and Liabilities
Accounts receivable	5,267,942	12,590,905
Due from related parties	-	9,000
Inventories	1,330,614	(9,590,856)
Prepaid expenses	2,262,859	1,130,589
Deposits	3,839,429	2,633,655
Accounts payable	1,519,151	(3,017,415)
Accrued liabilities	1,760,716	(1,295,829)
Operating lease liability	(258,628)	(403,184)
Net cash provided by operating activities	18,151,089	17,710,243

Cash flows from investing activities:
Purchase of equipment	(2,618,205)	(8,405,180)
Net cash used in investing activities	(2,618,205)	(8,405,180)

Cash flow from financing activities:
Proceeds from factoring liability	26,047,370	45,600,000
Payments on factoring liability	(26,047,370)	(45,291,282)
Payments on inventory facility, net	-	(825,675)
Payments on note payable - related party	(180,850)	(334,374)
Payments on insurance premium note payment	(2,017,089)	(1,334,183)
Proceeds from construction note payable	-	1,000,000
Payments on construction note payable	(127,858)	-
Preferred stock dividends paid	(1,420,677)	(1,420,727)
Common stock repurchase plan	(1,855,569)	-
Common stock issued for exercised warrants	-	24,242
Net cash used in financing activities	(5,602,043)	(2,581,999)

Net increase in cash	9,930,841	6,723,064
Restricted cash, beginning of period	500,000	-
Cash, beginning of period	39,134,027	23,281,475
Cash and restricted cash, end of period	$49,564,868	$30,004,539
Restricted cash, end of period	$-	$1,000,000
Cash, end of period	$49,564,868	$29,004,539

(Continued)

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2023	2022

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$375,885	$141,131
Income taxes	$-	$1,302,811

Non-cash investing and financing activities:
Insurance premium note payment	$1,056,199	$2,035,519
Dividends accumulated on preferred stock	$136,094	$136,044
Construction note payable	$-	$9,804,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2023. The results for the three and six month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended September 30, 2023 and 2022, (b) the financial position at September 30, 2023, and (c) cash flows for the six month periods ended September 30, 2023 and 2022.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended March 31, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We adopted ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) and ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” in the current period. These policy changes did not result in a material effect on the Company’s financial statements. There have been no other significant changes to these policies during the three and six months ended September 30, 2023. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization in the year ended March 31, 2023, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline is not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted for the three and six months ended September 30, 2023. As of September 30, 2023, the Company has a goodwill carrying value of $90,870,094, all of which is assigned to the Marketplace segment. However, should there continue to be a decline in the Company’s market capitalization, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2024.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for estimated credit losses which is estimated based on the collectability and age of the accounts receivable balances and categorization of customers with similar financial condition. At September 30, 2023 and March 31, 2023, we reserved $4,345,847 and $3,246,551, respectively, of allowance for doubtful accounts.

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

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a quarterly royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the three months ended September 30, 2023 and 2022, the Company recognized royalty expenses of $2,610 and $36,502, respectively under this agreement. For the six months ended September 30, 2023 and 2022, the Company recognized royalty expenses of $7,670 and $80,546, respectively under this agreement.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three and six months ended September 30, 2023 and 2022.

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

For the three and six months ended September 30, 2023, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	Revenues at September 30, 2023		Accounts Receivable
PERCENTAGES	Three Months Ended	Six Months Ended	September 30, 2023	March 31, 2023

Customers:
A	-	-	10.8%	-
	-	-	10.8%	-

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

	For the Three Months Ended		For the Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Ammunition sales(1)	$15,516,589	$29,386,969	$29,622,618	$70,356,852
Marketplace fee revenue	12,474,716	14,562,694	26,386,918	31,067,640
Ammunition casings sales	6,381,081	4,338,896	12,617,425	7,620,093
Total Sales	$34,372,386	$48,288,559	$68,626,961	$109,044,585

(1)	Included in revenue for the three months ended September 30, 2023 and 2022 are excise taxes of $1,284,166 and $2,435,051, respectively. Included in revenue for the six months ended September 30, 2023 and 2022 are excise taxes of $2,459,962 and $6,147,392, respectively.

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell directly to customers online. In contrast, our ammunition casings products are sold to manufacturers. Marketplace fees are generated through our GunBroker.com online auction marketplace.

Advertising Costs

We expense advertising costs as they are incurred in selling and marketing expenses of operating expenses. Marketplace advertising costs are expensed as they are incurred in cost of revenues. We incurred advertising expenses of $94,026 and $145,090 for the three months ended September 30, 2023 and 2022, respectively, recognized in selling and marketing expenses and $200,514 and $38,115 of marketplace advertising expenses recognized in cost of revenues for the three months ended September 30, 2023 and 2022, respectively. We incurred advertising expenses of $213,664 and $695,537 for the six months ended September 30, 2023 and 2022, respectively, recognized in selling and marketing expenses and $339,171 and $220,219 of marketplace advertising expenses recognized in cost of revenues for the six months ended September 30, 2023 and 2022, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable, amounts due to related parties, factoring liability, and the construction note payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

We state property and equipment at cost, less accumulated depreciation. We capitalize major renewals and improvements, while we charge minor replacements, maintenance, and repairs to current operations. We compute depreciation by applying the straight-line method over estimated useful lives, which are generally 5 to 10 years for equipment and 40 years for our building.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”). Which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. On April 1, 2023 we adopted ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” Accordingly, stock based compensation is valued using market value of our Common Stock. Stock-based compensation is recognized on a straight line basis over the vesting periods and forfeitures are recognized in the periods they occur. There were 712,873 and 1,102,894 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the three and six months ended September 30, 2023, respectively. There were 338,375 and 558,375 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the three and six months ended September 30, 2022, respectively.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2023, our bank account balances exceeded federally insured limits.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three and six months ended September 30, 2023, we recognized approximately $1.3 million and $2.5 million, respectively, in excise taxes. During the three and six months ended September 30, 2022, we recognized approximately $2.4 million and $6.1 million, respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

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

AMMO is defending two contract arbitration cases with adverse former employees. The first one involved an employee terminated for cause who is seeking contract wages and stock that was earned but clawed back upon his termination. In that case, the Company received a favorable ruling on a partial motion for summary judgment wherein the arbitrator ruled the employee had refused to return funds he received as reimbursement for invoices he never paid. The arbitrator, thus, granted the Company’s partially dispositive motion. The remaining claims went to an arbitration hearing in late September 2023. No decision has yet been rendered.

The second case involved an employee who was terminated without cause wherein the former employee is seeking contract wages, commissions and allegedly earned common stock. The Company also received notice in October 2022 that an OSHA whistleblower complaint had been filed with the US Department of Labor by that same employee that had been terminated for cause. The regulatory filing was received after AMMO refused to capitulate to the former employee’s demands. AMMO has produced documents and submitted its position statement to OSHA and the matter is currently pending at the agency level. AMMO uncovered additional information through work with counsel and investigators and a supplemental response was provided to OHSA on or about July 10, 2023. The Company and the employee agreed to arbitrate the case.

On April 30, 2023, Director and Stockholder Steve Urvan filed suit in the Delaware Court of Chancery against the Company, certain Directors, former directors, employees, former employees and consultants. Urvan’s complaint alleges fraudulent misrepresentation in connection with the Company’s acquisition of GunBroker.com and certain affiliated companies. Urvan seeks relief in the form of a Court order for partial rescission of the Merger and compensatory damages. The Company and the individual defendants believe that the claims are without merit and have moved to dismiss Urvan’s complaint. The Company has also filed a separate lawsuit against Urvan in the Delaware Court of Chancery alleging, among other things, that Urvan committed fraud in connection with the GunBroker.com sale and that Urvan breached his indemnification obligations to AMMO after the sale. On September 11, 2023, the Court of Chancery consolidated the Company’s lawsuit against Urvan with Urvan’s lawsuit against the Company and the individual defendants. On September 20, 2023, AMMO filed an amended complaint that added a new fraudulent inducement claim and a claim for violation of the Arizona Securities Act. Urvan has moved to dismiss AMMO’s affirmative claims. The Court of Chancery has scheduled a hearing on both motions to dismiss in the consolidated action for December 18, 2023.

The Company received an assessment from the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) for penalties related to excise tax filings in prior fiscal years. A request for abatement was submitted on May 22, 2023, which was subsequently denied by the TTB. An appeals conference is scheduled with the TTB for this matter in October of 2023.

We have accrued for contingencies totaling approximately $1.1 million for the three and six months ended September 30, 2023. There were no other known contingencies at September 30, 2023.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INCOME/(LOSS) PER COMMON SHARE

We calculate basic income/(loss) per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted income/(loss) per share includes potentially dilutive securities, such as outstanding options and warrants. We use the treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 2,256,296 shares of common stock. Due to the net loss attributable to common shareholders for the three and six months ended September 30, 2023, potentially dilutive securities, which consists of 58,227 and 16,402 of respective warrants and 27,426 and 24,868 of respective equity incentive awards were excluded, as a result of the treasury stock method, from the dilutive EPS calculation as the effect would be antidilutive. Due to the net loss attributable to common shareholders for the three months ended September 30, 2022, potentially dilutive securities, which consists of 1,319,091 common stock purchase warrants and 18,469 equity incentive awards have been excluded from the dilutive EPS calculation as the effect would be antidilutive. The Company excluded warrants of 150,000 for the six months ended September 30, 2022, from the weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022

Numerator:
Net income/(loss)	$(7,495,297)	$(803,507)	$(8,588,330)	$2,449,520
Less: Preferred stock dividends	(782,639)	(782,639)	(1,556,771)	(1,556,771)
Net income/(loss) attributable to common stockholders	$(8,277,936)	$(1,586,146)	$(10,145,101)	$892,749

Denominator:
Weighted average shares of common stock – Basic	118,167,228	116,927,607	117,941,755	116,744,972
Effect of dilutive common stock purchase warrants	-	-	-	1,300,609
Effect of dilutive equity incentive awards	-	-	-	18,038
	118,167,228	116,927,607	117,941,755	118,063,619

Earnings per share:
Income/(loss) per share attributable to common stockholders – basic	$(0.07)	$(0.01)	$(0.09)	$0.01
Income/(loss) per share attributable to common stockholders – diluted	$(0.07)	$(0.01)	$(0.09)	$0.01

NOTE 4 – INVENTORIES

At September 30, 2023 and March 31, 2023, the inventory balances are composed of:

	September 30, 2023	March 31, 2023
Finished product	$16,416,733	$14,362,514
Raw materials	22,348,240	23,898,596
Work in process	14,249,232	16,083,709
	$53,014,205	$54,344,819

NOTE 5 – PROPERTY AND EQUIPMENT

We state equipment at historical cost less accumulated depreciation. We compute depreciation using the straight-line method at rates intended to depreciate the cost of assets over their estimated useful lives, which are generally 5 to 10 years for equipment and 40 years for our building. Upon retirement or sale of property and equipment, we remove the cost of the disposed assets and related accumulated depreciation from the accounts and any resulting gain or loss is credited or charged to other income. We charge expenditures for normal repairs and maintenance to expense as incurred.

We capitalize additions and expenditures for improving or rebuilding existing assets that extend the useful life. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment consisted of the following at September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
Leasehold Improvements	$257,009	$257,009
Building	28,879,263	28,623,329
Furniture and Fixtures	389,747	384,650
Vehicles	153,254	153,254
Equipment	42,191,455	40,233,186
Tooling	143,710	143,710
Construction in Progress	1,133,132	734,781
Total property and equipment	$73,147,570	$70,529,919
Less accumulated depreciation	(17,326,156)	(14,566,664)
Net property and equipment	$55,821,414	$55,963,255

Depreciation Expense for the three and six months ended September 30, 2023 totaled $1,406,719, and $2,760,046, respectively. For three and six months ended September 30, 2023 depreciation expense included in Cost of Revenues totaled $1,178,311 and $2,330,989, respectively and $228,408 and $429,057 of depreciation expense was included in Operating Expenses for three and six months ended September 30, 2023. Depreciation Expense for the three and six months ended September 30, 2022 totaled $1,025,085, and $2,061,448, respectively. For three and six months ended September 30, 2022 depreciation expense included in Cost of Revenues totaled $880,157 and $1,706,558, respectively and $147,928 and $354,890 of depreciation expense was included in Operating Expenses for three and six months ended September 30, 2022.

NOTE 6 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains a fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. We did not have an outstanding balance on our Factoring liability as of September 30, 2023. For the three and six months ended September 30, 2023, interest expense recognized on the Factoring Liability was $57,982 and $103,367, respectively, including $25,000 of amortization of the commitment fee. For the three and six months ended September 30, 2022, interest expense recognized on the Factoring Liability was $9,119 and $68,935 including $37,500 of amortization of the commitment fee.

On June 17, 2023, per the terms of this agreement, the maturity date was extended to June 17, 2025.

NOTE 7 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. As of September 30, 2023, there was no outstanding balance of the Inventory Credit Facility. There was no interest expense for the three and six months ended September 30, 2023. Interest expense recognized on the Inventory Credit Facility was $1,438 and $6,580 for the three and six months ended September 30, 2022, respectively.

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

As of September 30, 2023 and March 31, 2023, total Right of Use Assets were $1,017,982 and $1,261,634, respectively. As of September 30, 2023 and March 31, 2023, total Operating Lease Liabilities were $1,115,596 and $1,374,224, respectively. The current portion of our Operating Lease Liability on September 30, 2023 and March 31, 2023 is $370,980 and $470,734, respectively, and is reported as a current liability. The remaining $744,616 of the total $1,115,596 as of September 30, 2023 and the $903,490 of the total $1,374,224 as of March 31, 2023 of the Operating Lease Liability is presented as a long-term liability net of the current portion.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated lease expense for the six months September 30, 2023 was $335,217 including $321,515 of operating lease expense and $13,702 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.0 years and 10.0%, respectively.

Future minimum lease payments under non-cancellable leases as of September 30, 2023 are as follows:

Years Ended March 31,
2024 (1)	$262,253
2025	387,214
2026	351,962
2027	257,508
2028	43,660
Thereafter	-
1,302,597
Less: Amount Representing Interest	(187,001)
$1,115,596

(1)	This amount represents future lease payments for the remaining six months of fiscal year 2024. It does not include any lease payments for the six months ended September 30, 2023.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

For the six months ended September 30, 2023, the Company made $180,850 in principal payments, respectively, in connection with the Amended Note B, an amended related party note payable with Jagemann Stamping Company (“JSC”). We entered into the Amended Note B with JSC on November 4, 2020 and the note matured on June 26, 2023. We recognized $1,788 in interest expense for the three and six months ended September 30, 2023 and $12,745 and $31,397 in respective interest expenses for the three and six months ended September 30, 2022, respectively.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONSTRUCTION NOTE PAYABLE

On October 14, 2021, we entered into a Construction Loan Agreement (the “Loan Agreement”) with Hiawatha National Bank (“Hiawatha”). The Loan Agreement specified that Hiawatha may lend up to $11,625,000 to the Borrower to pay a portion of the construction costs of an approximately 160,000 square foot manufacturing facility to be constructed on our property (the “Loan”). Hiawatha advanced Loan funds from October 2021 to October 2022 totaling $11,625,000. The Loan is an advancing term loan and not a revolving loan so any portion of the principal repaid cannot be reborrowed.

Additionally, on October 14, 2021, we issued a Promissory Note in favor of Hiawatha (the “Note”) in the amount of up to $11,625,000 with an interest rate of four and one-half percent (4.5%). The maturity date of the Note is October 14, 2026.

As of July 2022, we are eligible to prepay the Note in whole or in part with a prepayment premium of one percent (1%) of the principal being prepaid.

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

We are required to maintain a Debt Service Coverage Ratio, as defined in the terms of the Loan Agreement, of not less than 1.25 to 1.00 for the period defined below and continuing to and including the Maturity Date. The Debt Service Coverage Ratio shall be tested on an annual basis, as of July 1, for each previous year.

We made $127,858 in principal payments for the six months ended September 30, 2023. The restricted cash can be released per the terms documented in the Loan Agreement filed with the Commission on Form 10-Q on February 14, 2022. During the year ended March 31, 2023, $500,000 of restricted cash was released with $500,000 remaining restricted. During the six months ended September 30, 2023, the remaining $500,000 of restricted cash was released.

NOTE 11 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

During the six month period ended September 30, 2023, we issued 1,102,894 shares of common stock as follows:

●	1,102,894 shares valued at $2,290,746 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2023, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2023	2,460,946	$2.46	1.59
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(204,650)	2.00	-
Outstanding at September 30, 2023	2,256,296	$2.51	1.28
Exercisable at September 30, 2023	2,256,296	$2.51	1.28

As of September 30, 2023, we had 2,256,296 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 1,244,108 shares of our Common Stock at an exercise price of $2.00 per share consisting of 1% of the warrants until August 2024, and 99% until February 2026; (3) warrants to purchase 474,966 shares of Common Stock at an exercise price of $2.40 until September 2024; (4) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025, and (5) warrants to purchase 150,000 shares of Common Stock at an exercise price of $6.72 until February 2024.

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

Preferred dividends accumulated as of September 30, 2023 were $136,094. On May 15, 2023, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning March 15, 2023 through and including June 14, 2023 payable on June 15, 2023 to holders of record of Series A Preferred Stock on May 31, 2023 equal to $0.55902778 per share. Dividends totaling $782,639 were paid on June 15, 2023. On August 15, 2023, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning June 15, 2023 through and including September 14, 2023 payable on September 15, 2023 to holders of record of Series A Preferred Stock on August 31, 2023 equal to $0.55902778 per share. Dividends totaling $782,639 were paid on September 15, 2023.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

Amortization expenses related to our intangible assets for the three and six months ended September 30, 2023 and 2022 were $3,266,760 and $6,533,520, respectively.

		September 30, 2023
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		250,000	7,074,005	151,763,617

Accumulated amortization – Licensing Agreements		(250,000)	-	-
Accumulated amortization – Patents		-	(2,287,983)	-
Accumulated amortization – Intangible Assets		-	-	(34,323,595)
		$-	$4,786,022	$117,440,022

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2024 (1)	$6,569,306
2025	12,664,775
2026	12,664,775
2027	12,553,355
2028	12,543,226
Thereafter	65,230,607
$122,226,044

(1)	This amount represents future amortization for the remaining six months of fiscal year 2024. It does not include any amortization for the six months ended September 30, 2023.

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

The reporting of the separate allocation of certain corporate general and administrative expenses includes non-cash stock compensation expense. The following tables set forth certain financial information utilized by management to evaluate our operating segments for the interim period presented:

	For the Three Months Ended September 30, 2023
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$21,897,670	$12,474,716	$-	$34,372,386
Cost of Revenues	24,235,411	1,848,709	-	26,084,120
General and administrative expense	1,910,228	2,571,482	9,253,901	13,735,611
Depreciation and amortization	126,907	3,244,895	-	3,371,802
Income/(Loss) from Operations	$(4,374,876)	$4,809,630	$(9,253,901)	$(8,819,147)

	For the Six Months Ended September 30, 2023
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$42,240,043	$26,386,918	$-	$68,626,961
Cost of Revenues	42,650,372	3,663,783	-	46,314,155
General and administrative expense	5,388,978	4,749,852	15,956,205	26,095,035
Depreciation and amortization	259,009	6,456,836	-	6,715,845
Income/(Loss) from Operations	$(6,058,316)	$11,516,447	$(15,956,205)	$(10,498,074)

	For the Three Months Ended September 30, 2022
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$33,725,865	$14,562,694	$-	$48,288,559
Cost of Revenues	33,353,443	2,099,407	-	35,452,850
General and administrative expense	3,606,635	2,560,125	3,881,140	10,047,900
Depreciation and amortization	147,904	3,143,418	-	3,291,322
Income/(Loss) from Operations	$(3,382,117)	$6,759,744	$(3,881,140)	$(503,513)

	For the Six Months Ended September 30, 2022
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$77,976,945	$31,067,640	$-	$109,044,585
Cost of Revenues	73,690,458	4,382,756	-	78,073,214
General and administrative expense	7,279,747	4,993,854	7,496,864	19,770,465
Depreciation and amortization	294,316	6,347,362	-	6,641,678
Income/(Loss) from Operations	$(3,287,576)	$15,343,668	$(7,496,864)	$4,559,228

NOTE 15 – INCOME TAXES

The income tax provision effective tax rates were 19.8% and 18.5% for the three and six months ended September 30, 2023, respectively, and 35.0% and 46.0% for the three and six months ended September 30, 2022, respectively. During the three and six months ended September 30, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to employee stock awards. For the three and six months ended September 30, 2022, the effective tax rate differed from the U.S. federal statutory rate due to state income taxes.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended March 31, 2021, 2022 and 2023 are subject to audit.

NOTE 16 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2023, we paid $410,173 in service fees to two independent contractors consisting of a $244,640 payment due upon termination without cause. The two independent contractors were issued 168,581 shares of our common stock for a total value of $350,345, which consisted of an issuance of 134,240 shares due upon termination without cause. We issued 25,000 shares in the aggregate to our advisory committee members for service for a total value of $53,250. Through our acquisition of Gemini, a related party relationship was created through one of our Members of the Board of Directors by ownership of entities that transacts with Gemini. There was $201,646 included in our Accounts Receivable at September 30, 2023 as a result of this relationship.

On July 24, 2023, Fred Wagenhals departed as CEO and the Board appointed Mr. Wagenhals the Company’s Executive Chairman. Mr. Wagenhals remains a member of the Board.  Mr. Wagenhals received the following payments in connection with his transition from CEO to Executive Chairman: (i) a cash payment of $475,000; and (ii) a cash payment of $585,290. Mr. Wagenhals also received 300,000 shares of Common Stock for a total value of $624,000.

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

FORWARD-LOOKING STATEMENTS

This document contains certain “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies, goals and objectives of management for future operations; any statements concerning proposed new products and services or developments thereof; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

Our financial results for the three and six months ended September 30, 2023 reflect our newly positioned organization as we transition into our new strategic direction. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on growing our top line revenue and streamlining our operations. We experienced a 28.8% and 37.1% decrease in our Net Revenues for the three and six months ended September 30, 2023 compared with the three and six months ended September 30, 2022. This was the result of decreased ammunition sales due to changes in market demand as well as a shift in operations to an increased focus on ammunition casing sales.

The following table presents summarized financial information taken from our condensed consolidated statements of operations for the three and six months ended September 30, 2023 compared with the three and six months ended September 30, 2022:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$34,372,386	$48,288,559	$68,626,961	$109,044,585
Cost of Revenues	26,084,120	35,452,850	46,314,155	78,073,214
Gross Margin	8,288,266	12,835,709	22,312,806	30,971,371
Sales, General and Administrative Expenses	17,107,413	13,339,222	32,810,880	26,412,143
Income (loss) from Operations	(8,819,147)	(503,513)	(10,498,074)	4,559,228
Other income (expense)
Other expense	(533,655)	(92,167)	(44,905)	(19,156)
Income (loss) before provision for income taxes	$(9,352,802)	$(595,680)	$(10,542,979)	$4,540,072
Provision (benefit) for income taxes	(1,857,505)	207,827	(1,954,649)	2,090,552
Net Income (Loss)	$(7,495,297)	$(803,507)	$(8,588,330)	$2,449,520

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

Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	30-Sep-23	30-Sep-22	30-Sep-23	30-Sep-22

Reconciliation of GAAP net income to Adjusted EBITDA
Net Income (Loss)	$(7,495,297)	$(803,507)	$(8,588,330)	$2,449,520
Provision for Income Taxes	(1,857,505)	207,827	(1,954,649)	2,090,552
Depreciation and amortization	4,673,479	4,294,845	9,293,566	8,594,968
Interest expense, net	212,314	97,265	416,515	217,752
Employee stock awards	1,467,949	1,176,375	2,290,746	2,351,438
Stock grants	50,750	43,750	101,500	91,594
Other (income) expense, net	321,341	(5,098)	(371,610)	(198,596)
Contingent consideration fair value	(20,052)	(23,944)	(41,076)	(25,246)
Other nonrecurring expenses(1)	3,867,692	741,131	6,627,418	741,131
Adjusted EBITDA	$1,220,671	$5,728,644	$7,774,080	$16,313,113

(1)	For the three and six months ended September 30, 2023, other nonrecurring expenses consist of professional and legal fees that are nonrecurring in nature. For the three and six months ended September 30, 2022, other nonrecurring expenses consist of proxy contest fees.

Adjusted EBITDA is a non-GAAP financial measure that displays our net income (loss), adjusted to eliminate the effect of certain items as described below.

The items shown in the table above are included as adjustments because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition for the three and six months ended September 30, 2023 and 2022. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™ and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries lower gross margins.

	For the Three Months Ended		For the Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Proprietary Ammunition	$1,180,373	$3,351,993	$2,335,174	$6,207,926
Standard Ammunition	14,336,216	26,034,976	27,287,444	64,148,926
Ammunition Casings	6,381,081	4,338,896	12,617,425	7,620,093
Marketplace Revenue	12,474,716	14,562,694	26,386,918	31,067,640
Total Sales	$34,372,386	$48,288,559	$68,626,961	$109,044,585

Sales for the three and six months ended September 30, 2023 decreased 28.8% and 37.1% or approximately $13.9 million and $40.4 million, respectively, due to changes in market conditions and our shift to increase ammunition casing sales. The decrease for the three month period was largely the result of a decrease of $11.7 million in sales of bulk pistol and rifle ammunition, a decrease of $2.2 million of sales of Proprietary Ammunition, and a decrease of $2.1 million generated from our marketplace, GunBroker.com, which includes auction revenue, payment processing revenue, and shipping income. Our ammunition casings sales increased $2.0 million or 47.1% over the prior year period. The decrease for the six month period was largely the result of a decrease of $36.9 million in sales of bulk pistol and rifle ammunition, a decrease of $3.9 million of sales of Proprietary Ammunition, and a decrease of $4.7 million generated from our marketplace, GunBroker.com, which includes auction revenue, payment processing revenue, and shipping income. Our ammunition casings sales increased $5.0 million or 65.6% over the prior year period. Management expects the sales growth rate of Proprietary Ammunition to greatly outpace the sales of our Standard Ammunition.

We are focused on continuing to grow top line revenue quarter-over-quarter as we continue to further expand distribution into commercial markets, introduce new product lines, and continue to initiate sales to U.S. law enforcement, military, and international markets.

Through our ownership of SWK, the Company has developed and deployed a line of tactical armor piercing (AP) and hard armor piercing incendiary (HAPI) precision ammunition to meet the lethality requirements of both the US and foreign military customers. We continue to demonstrate our AP and HAPI ammunition to military personnel at scheduled and invite only events, resulting in increased interest and procurement discussions. The Company has since developed the ballistic match (BMMPR) and signature-on-target (SoT) rounds under contract with the U.S. Government in support of US special operations which have been publicly announced pursuant to governmental authorization. Additional work continues in support of the military operations of the U.S. and its ally military components which is not currently subject to disclosure.

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

Cost of Revenues

Cost of Revenues decreased by approximately $9.4 million and $31.8 million to $26.1 million and $46.3 million for the three and six months ended September 30, 2023 compared to the comparable period ended in 2022. This was the result of a significant decrease in net sales during 2023 as compared to 2022.

Gross Margin

Our gross margin percentage decreased to 24.1% from 26.6% during the three months ended September 30, 2023, respectively, as compared to the same period in 2022. Our gross margin percentage increased to 32.5% from 28.4% during the six months ended September 30, 2023, respectively, as compared to the same period in 2022. The shift in our gross margin was related to changes in our revenue mix, materials cost, and labor and overhead expenses.

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

Operating Expenses

Overall, for the three and six months ended September 30, 2023, our operating expenses increased by approximately $3.8 and $6.4 million, respectively, over the three and six months ended September 30, 2022 and increased as a percentage of sales from 27.6% and 24.2% to 49.8% and 47.8% for the three months ended September 30, 2023. Our operating expenses include non-cash depreciation and amortization expense of approximately $4.7 and $9.3 million for the three and six months September 30, 2023. Our operating expenses consisted of commissions related to our sales, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, board members, and key consultants for the organization during the period. Operating expenses for the three and six months ended September 30, 2023 included noncash expenses of approximately $6.2 million and $11.6 million, respectively.

During the three and six months ended September 30, 2023, our selling and marketing expenses decreased by approximately $0.8 million and $2.4 million, in comparison to the three and six months ended September 30, 2022. The decrease was primarily related to decreases in sales commission due to the decrease in the sale of our products.

Our corporate general and administrative expenses increased approximately $2.8 million and $5.7 million for the three and six months ended September 30, 2023 from the comparable prior period due to $2.8 million and $5.6 million in nonrecurring legal and professional fees and expenses, including accruals for contingencies of approximately $1.1 million.

Employee salaries and related expenses increased approximately $1.7 million and $3.0 million for the three and six months ended September 30, 2023 compared to the comparable period ended in 2022. The increase for the three and six months ended September 30, 2023 when compared to the prior period, was primarily related to $1.0 million of additional payroll expenses incurred related to our CEO transition and $1.7 million and $2.4 million, respectively, in expenses related to our new employee bonus plan.

Depreciation and amortization expenses for the three and six months ended September 30, 2023 increased by approximately $0.1 million.

Interest and Other Expenses

For the three and six months ended September 30, 2023, interest expense increased by approximately $0.1 million and $0.2 million compared with the comparable three and six months ended September 30, 2022. The change from the prior periods was mainly due to an increase in our Construction Note Payable.

Income Taxes

For the three and six months ended September 30, 2023, we recorded a benefit for federal and state income taxes of approximately $1.9 million and $2.0 million, respectively. For the three and six months ended September 30, 2022, we recorded a provision for federal and state income taxes of approximately $0.2 million and $2.1 million, respectively

Net Income (Loss)

We ended the three months ended September 30, 2023 with a net loss of approximately $7.5 million compared with a net loss of approximately $0.8 million for the three months ended September 30, 2022. We ended the six months ended September 30, 2023 with a net loss of approximately $8.6 million compared with a net income of approximately $2.4 million for the six months ended September 30, 2022.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of September 30, 2023, we had $49,564,867 of cash and cash equivalents, an increase of $10,430,838 from March 31, 2023.

Working Capital is summarized and compared as follows:

	September 30, 2023	March 31, 2023
Current assets	$129,529,931	$128,451,893
Current liabilities	27,643,414	25,463,399
	$101,886,517	$102,988,494

Changes in cash flows are summarized as follows:

Operating Activities

For the six months ended September 30, 2023, net cash provided by operations totaled approximately $18.2 million. This was primarily the result of net loss of approximately $8.6 million, which was offset by decreases in our accounts receivable of approximately $5.3 million, decreases in deposits of approximately $3.8 million, decreases in prepaid expenses of approximately $2.3 million, decreases in our inventories of approximately $1.3 million, and increases in our accounts payable of approximately $1.5 million, and increases in accrued liabilities of approximately $1.8 million. Non-cash expenses for depreciation and amortization totaled approximately $9.3 million and non-cash expenses for employee stock awards totaled $2.3 million.

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

Investing Activities

For the six months ended September 30, 2023, we used approximately $2.6 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $2.6 million related to purchases of production equipment for our new manufacturing facility in Manitowoc, WI and capitalized development costs related to our marketplace, GunBroker.com.

During the six months ended September 30, 2022, we used approximately $8.4 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $8.4 million related to purchases of production equipment and the construction of our new manufacturing facility in Manitowoc, WI.

Financing Activities

For the six months ended September 30, 2023, net cash used in financing activities was approximately $5.6 million. This was the net effect of approximately $1.9 million used in our common stock repurchased plan, $2.0 million from insurance premium note payments, approximately $1.4 million of Preferred Stock dividends paid, and the generation of approximately $26.0 million from accounts receivable factoring, which was offset by payments of approximately $26.0 million.

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

Leases

We lease four locations that are used for our offices, production, and warehousing. As of September 30, 2023, we had $1.1 million of fixed lease payment obligations with $0.4 million payable within the next 12 months. Please refer to Note 8– Leases for additional information.

Construction Note Payable

We have financed a portion of our new production facility with our Construction Note Payable. We expect to make $0.3 million in principal and interest payments within the next 12 months. The principal balance of the Construction Note will mature on October 14, 2026.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, stock-based compensation, and warrant-based compensation. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended March 31, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We adopted ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) and ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” in the current period. These policy changes did not result in a material effect on the Company’s financial statements. There have been no other significant changes to these policies during the three and six months ended September 30, 2023. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization in the year ended March 31, 2023, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline it is not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted for the three months ended September 30, 2023. As of September 30, 2023, the Company has a goodwill carrying value of $90,870,094, all of which is assigned to the Marketplace segment. However, should there continue to be a decline in the Company’s market capitalization, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(c) and 15d-15(e) under the Exchange Act, as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, and because of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023.

Notwithstanding the material weaknesses that were identified and continued to exist as of September 30, 2023, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented, nor were there changes to previously released financial results.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting remained as of September 30, 2023:

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

Beginning the second quarter of fiscal year 2024, management, with the help of our third-party consulting firm, began walkthroughs of our key controls, including those that would be necessary to effectively remediate the existing material weaknesses. A walkthrough is performed to gain comfort regarding the design effectiveness of the key controls. Based on our assessment of the walkthrough results, we will determine if our key controls have been designed effectively. Further assessments will be made of these controls to ascertain operating effectiveness, after which we will be able to determine if the existing material weaknesses have been remediated.

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

Changes in Internal Controls

Other than the changes described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act in Rule 13a-15(c) and 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2023.

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

The following table summarizes our share repurchases under our repurchase program for our second fiscal quarter of our 2024 fiscal year.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Programs(1)
July 2023	-		-
August 2023	158,542	$1.99	158,542
September 2023	39,256	$2.00	39,256
Total	197,798	$2.00	197,798	13,686,731

(1)	The maximum number of shares that may yet be repurchased included herein is determined based on the closing price of our Common Stock of $2.02 on September 29, 2023. This amount may change based on the price that our Common Stock trades at.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1+	Amended and Restated Employment Agreement, by and between AMMO, Inc. and Jared Smith, dated July 24, 2023 (Incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2023).
10.2+	Amended and Restated Employment Agreement, by and between AMMO, Inc. and Fred W. Wagenhals, dated July 24, 2023 (Incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 25, 2023)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jared R. Smith.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jared R. Smith.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management compensatory plan or contract.

*Filed Herewith.

** Furnished Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

/s/ Jared R. Smith
Dated: November 9, 2023	By:	Jared R. Smith, Chief Executive Officer

/s/ Robert D. Wiley
Dated: November 9, 2023	By:	Robert D. Wiley, Chief Financial Officer

