Form 10-Q
period 2023-12-31
AMMO, INC.
filed 2024-02-08
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 7, 2024, there were 118,660,984 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMMO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,679,868	$39,134,027
Accounts receivable, net	21,121,450	29,346,380
Inventories	49,502,732	54,344,819
Prepaid expenses	3,708,865	5,126,667
Current portion of restricted cash	-	500,000
Total Current Assets	129,012,915	128,451,893

Equipment, net	57,278,603	55,963,255

Other Assets:
Deposits	2,265,932	7,028,947
Patents, net	4,662,656	5,032,754
Other intangible assets, net	114,296,627	123,726,810
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	2,113,943	1,261,634
Deferred income tax asset	115,908	-
TOTAL ASSETS	$400,616,678	$412,335,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,146,138	$18,079,397
Accrued liabilities	6,570,668	4,353,354
Current portion of operating lease liability	463,059	470,734
Note payable related party	-	180,850
Current portion of construction note payable	265,977	260,429
Insurance premium note payable	173,029	2,118,635
Total Current Liabilities	26,618,871	25,463,399

Long-term Liabilities:
Contingent consideration payable	80,080	140,378
Construction note payable, net of unamortized issuance costs	10,797,696	10,922,443
Operating lease liability, net of current portion	1,737,615	903,490
Deferred income tax liability	-	2,309,592
Total Liabilities	39,234,262	39,739,302

Shareholders’ Equity:
Series A cumulative perpetual preferred Stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized 119,994,033 and 118,562,806 shares issued and 118,643,593 and 118,294,478 outstanding at December 31, 2023 and March 31, 2023, respectively	118,644	118,294
Additional paid-in capital	395,449,082	391,940,374
Accumulated deficit	(31,513,554)	(18,941,825)
Treasury Stock	(2,673,156)	(522,158)
Total Shareholders’ Equity	361,382,416	372,596,085
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$400,616,678	$412,335,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022

Net Revenues
Ammunition sales(1)	$17,322,967	$20,250,965	$46,945,585	$90,607,817
Marketplace revenue	13,985,034	15,419,202	40,371,952	46,486,842
Casing sales	4,698,463	3,041,327	17,315,888	10,661,420
	36,006,464	38,711,494	104,633,425	147,756,079

Cost of Revenues	25,096,088	26,184,315	71,410,243	104,257,529
Gross Profit	10,910,376	12,527,179	33,223,182	43,498,550

Operating Expenses
Selling and marketing	236,565	1,010,543	822,098	3,987,214
Corporate general and administrative	5,803,255	7,835,201	21,606,442	17,920,197
Employee salaries and related expenses	3,390,153	4,705,636	13,096,468	11,414,434
Depreciation and amortization expense	3,401,156	3,309,074	10,117,001	9,950,752
Total operating expenses	12,831,129	16,860,454	45,642,009	43,272,597
Income/(Loss) from Operations	(1,920,753)	(4,333,275)	(12,418,827)	225,953

Other Expenses
Other income/(loss)	4,576	(170,403)	376,186	28,193
Interest expense	(193,046)	(320,439)	(609,561)	(538,191)
Total other expense, net	(188,470)	(490,842)	(233,375)	(509,998)

Loss before Income Taxes	(2,109,223)	(4,824,117)	(12,652,202)	(284,045)

Provision for Income Taxes	(465,234)	(721,125)	(2,419,883)	1,369,427

Net Loss	(1,643,989)	(4,102,992)	(10,232,319)	(1,653,472)

Preferred Stock Dividend	(782,639)	(782,639)	(2,339,410)	(2,339,409)

Net Loss Attributable to Common Stock Shareholders	$(2,426,628)	$(4,885,631)	$(12,571,729)	$(3,992,881)

Net Loss per share
Basic	$(0.02)	$(0.04)	$(0.11)	$(0.03)
Diluted	$(0.02)	$(0.04)	$(0.11)	$(0.03)

Weighted average number of shares outstanding
Basic	118,447,154	117,348,511	118,110,943	116,950,013
Diluted	118,447,154	117,348,511	118,110,943	116,950,013

(1)	Included in revenue for the three months ended December 31, 2023 and 2022 are excise taxes of $1,498,429 and $1,669,206, respectively. Included in revenue for the nine months ended December 31, 2023 and 2022 are excise taxes of $3,958,391 and $7,816,598, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total

Balance as of March 31, 2023	1,400,000	$1,400	118,294,478	$118,294	$391,940,374	$(18,941,825)	$(522,158)	$372,596,085

Employee stock awards	-	-	390,111	391	822,406	-	-	822,797
Stock grants	-	-	-	-	50,750	-	-	50,750
Preferred stock dividends	-	-	-	-	-	(638,038)	-	(638,038)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,094)	-	(136,094)
Net loss	-	-	-	-	-	(1,093,033)	-	(1,093,033)
Treasury shares purchased	-	-	(738,831)	(739)	-	-	(1,456,005)	(1,456,744)

Balance as of June 30, 2023	1,400,000	1,400	117,945,758	117,946	392,813,530	(20,808,990)	(1,978,163)	370,145,723

Employee stock awards	-	-	712,783	713	1,467,236	-	-	1,467,949
Stock grants	-	-	-	-	50,750	-	-	50,750
Preferred stock dividends declared	-	-	-	-	-	(646,545)	-	(646,545)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,094)	-	(136,094)
Net loss	-	-	-	-	-	(7,495,297)	-	(7,495,297)
Treasury shares purchased	-	-	(197,798)	(198)	-	-	(398,627)	(398,825)

Balance as of September 30, 2023	1,400,000	1,400	118,460,743	118,461	394,331,516	(29,086,926)	(2,376,790)	362,987,661

Employee stock awards	-	-	328,333	328	686,771	-	-	687,099
Stock grants	-	-	-	-	50,750	-	-	50,750
Common stock purchase options	-	-	-	-	380,045	-	-	380,045
Preferred stock dividends	-	-	-	-	-	(638,021)	-	(638,021)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,618)	-	(144,618)
Net loss	-	-	-	-	-	(1,643,989)	-	(1,643,989)
Treasury shares purchased	-	-	(145,483)	(145)	-	-	(296,366)	(296,511)

Balance as of December 31, 2023	1,400,000	$1,400	118,643,593	$118,644	$395,449,082	$(31,513,554)	$(2,673,156)	$361,382,416

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total

Balance as of March 31, 2022	1,400,000	$1,400	116,485,747	$116,487	$385,426,431	$(11,240,752)	$-	$374,303,566

Common stock issued for cashless warrant exercise	-	-	99,762	99	(99)	-	-	-
Employee stock awards	-	-	338,375	338	1,174,725	-	-	1,175,063
Stock grants	-	-	-	-	47,844	-	-	47,844
Preferred stock dividends declared	-	-	-	-	-	(638,071)	-	(638,071)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,061)	-	(136,061)
Net income	-	-	-	-	-	3,253,027	-	3,253,027

Balance as of June 30, 2022	1,400,000	$1,400	116,923,884	$116,924	$386,648,901	$(8,761,857)	$-	$378,005,368

Common stock issued for cashless warrant exercise	-	-	12,121	12	24,230	-	-	24,242
Employee stock awards	-	-	338,750	339	1,176,036	-	-	1,176,375
Stock grants	-	-	-	-	43,750	-	-	43,750
Preferred stock dividends declared	-	-	-	-	-	(646,595)	-	(646,595)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,044)	-	(136,044)
Net income	-	-	-	-	-	(803,507)	-	(803,507)

Balance as of September 30, 2022	1,400,000	$1,400	117,274,755	$117,275	$387,892,917	$(10,348,003)	$-	$377,663,589

Common stock issued for exercised warrants	-	-	165,152	165	31,639	-	-	31,804
Employee stock awards	-	-	604,510	604	2,105,931	-	-	2,106,535
Stock grants	-	-	-	-	43,750	-	-	43,750
Warrants issued for services	-	-			427,639	-	-	427,639
Preferred stock dividend	-	-	-	-	-	(638,304)	-	(638,304)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,334)	-	(144,334)
Net loss	-	-	-	-	-	(4,102,992)	-	(4,102,992)
Treasury shares purchased	-	-	(150,000)	(150)	-	-	(290,861)	(291,011)

Balance as of December 31, 2022	1,400,000	$1,400	117,894,417	$117,894	$390,501,876	$(15,233,633)	$(290,861)	$375,096,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended December 31,
	2023	2022

Cash flows from operating activities:
Net Loss	$(10,232,319)	$(1,653,472)
Adjustments to reconcile Net Loss to Net Cash provided by operations:
Depreciation and amortization	14,047,216	12,950,972
Debt discount amortization	62,440	62,440
Employee stock awards	2,977,845	4,457,973
Stock grants	152,250	135,344
Common stock purchase options	380,045	-
Warrants Issued for Services	-	106,909
Contingent consideration payable fair value	(60,298)	(45,572)
Allowance for doubtful accounts	1,117,565	1,327,419
Reduction in right of use asset	362,402	512,063
Deferred income taxes	(2,425,500)	1,283,481
Changes in Current Assets and Liabilities
Accounts receivable	7,107,365	12,208,054
Due from related parties	-	15,000
Inventories	4,842,087	(8,129,249)
Prepaid expenses	2,474,001	1,941,206
Deposits	4,763,015	1,678,415
Accounts payable	1,066,741	(5,852,397)
Accrued liabilities	2,072,696	(2,044,248)
Operating lease liability	(388,261)	(522,917)
Net cash provided by operating activities	28,319,290	18,431,421

Cash flows from investing activities:
Purchase of equipment	(5,562,283)	(10,566,182)
Net cash used in investing activities	(5,562,283)	(10,566,182)

Cash flow from financing activities:
Proceeds from factoring liability	37,252,869	57,300,000
Payments on factoring liability	(37,252,869)	(56,107,221)
Payments on inventory facility, net	-	(825,675)
Payments on note payable - related party	(180,850)	(507,508)
Payments on insurance premium note payment	(3,001,805)	(1,916,070)
Proceeds from construction note payable	-	1,000,000
Payments on construction note payable	(181,639)	(66,586)
Preferred stock dividends paid	(2,194,792)	(2,195,075)
Common stock repurchase plan	(2,152,080)	(291,011)
Common stock issued for exercised warrants	-	56,046
Net cash used in financing activities	(7,711,166)	(3,553,100)

Net increase in cash	15,045,841	4,312,139
Restricted cash, beginning of period	500,000	-
Cash, beginning of period	39,134,027	23,281,475
Cash and restricted cash, end of period	$54,679,868	$27,593,614
Restricted cash, end of period	$-	$500,000
Cash, end of period	$54,679,868	$27,093,614

(Continued)

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended December 31,
	2023	2022

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$548,118	$433,761
Income taxes	$-	$1,302,811

Non-cash investing and financing activities:
Operating lease liability	$1,214,711	$901,076
Insurance premium note payment	$1,056,199	$2,035,519
Dividends accumulated on preferred stock	$144,618	$144,334
Construction note payable	$-	$10,237,032
Warrants issued for services	$-	$427,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2023. The results for the three and nine month period ended December 31, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended December, 2023 and 2022, (b) the financial position at December 31, 2023, and (c) cash flows for the nine month periods ended December 31, 2023 and 2022.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended March 31, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We adopted ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) and ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” in the current period. These policy changes did not result in a material effect on the Company’s financial statements. There have been no other significant changes to these policies during the three and nine months ended December 31, 2023. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization in the year ended March 31, 2023, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline is not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted for the three and nine months ended December 31, 2023. As of December 31, 2023, the Company has a goodwill carrying value of $90,870,094, all of which is assigned to the Marketplace segment. However, should there continue to be a decline in the Company’s market capitalization, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2024.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for estimated credit losses which is estimated based on the collectability and age of the accounts receivable balances and categorization of customers with similar financial condition. At December 31, 2023 and March 31, 2023, we reserved $4,387,581 and $3,246,551, respectively, of allowance for doubtful accounts.

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

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a quarterly royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the three months ended December 31, 2023 and 2022, the Company recognized royalty expenses of $2,714 and $8,794, respectively under this agreement. For the nine months ended December 31, 2023 and 2022, the Company recognized royalty expenses of $10,384 and $89,340, respectively under this agreement.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three and nine months ended December 31, 2023 and 2022.

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

For the three and nine months ended December 31, 2023, the Company did not have any customers that comprised more than ten percent (10%) of total revenues or accounts receivable.

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

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Ammunition sales(1)	$17,322,967	$20,250,965	$46,945,585	$90,607,817
Marketplace fee revenue	13,985,034	15,419,202	40,371,952	46,486,842
Ammunition casings sales	4,698,463	3,041,327	17,315,888	10,661,420
Total Sales	$36,006,464	$38,711,494	$104,633,425	$147,756,079

(1)	Included in revenue for the three months ended December 31, 2023 and 2022 are excise taxes of $1,498,429 and $1,669,206, respectively. Included in revenue for the nine months ended December 31, 2023 and 2022 are excise taxes of $3,958,391 and $7,816,598, respectively.

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell directly to customers online. In contrast, our ammunition casings products are sold to manufacturers. Marketplace fees are generated through our GunBroker.com online auction marketplace.

Advertising Costs

We expense advertising costs as they are incurred in selling and marketing expenses of operating expenses. Marketplace advertising costs are expensed as they are incurred in cost of revenues. We incurred advertising expenses of $297,166 and $240,449, of which $75,655 and $217,422 related to our ammunition segment, for the three months ended December 31, 2023 and 2022, respectively, and recognized in selling and marketing expenses and $221,511 and $23,027 of marketplace advertising expenses recognized in cost of revenues for the three months ended December 31, 2023 and 2022, respectively. We incurred advertising expenses of $850,001 and $1,156,205, of which $289,319 and $912,959 related to our ammunitions segment, for the nine months ended December 31, 2023 and 2022, respectively, and recognized in selling and marketing expenses and $560,682 and $243,246 of marketplace advertising expenses recognized in cost of revenues for the nine months ended December 31, 2023 and 2022, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable, amounts due to related parties, and the construction note payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. On April 1, 2023 we adopted ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” Accordingly, stock based compensation is valued using market value of our Common Stock. Stock-based compensation is recognized on a straight line basis over the vesting periods and forfeitures are recognized in the periods they occur. We account for common stock purchase option awards by estimating the fair value of each option award on the grant date using the Black-Scholes option pricing model that uses assumption and estimates that we believe are reasonable. There were 328,333 and 1,431,227 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the three and nine months ended December 31, 2023, respectively. There were 604,510 and 1,281,635 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the three and nine months ended December 31, 2022, respectively.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2023, our bank account balances exceeded federally insured limits.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three and nine months ended December 31, 2023, we recognized approximately $1.5 million and $4.0 million, respectively, in excise taxes. During the three and nine months ended December 31, 2022, we recognized approximately $1.7 million and $7.8 million, respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

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

AMMO was involved in three contract arbitration cases with adverse former employees, one of which is still active. The first one involved an employee terminated for cause who is seeking contract wages and stock that was earned but clawed back upon his termination. In that case, the Company received a favorable ruling on a partial motion for summary judgment wherein the arbitrator ruled the employee had refused to return funds he received as reimbursement for invoices he never paid. The arbitrator, thus, granted the Company’s partially dispositive motion. The remaining claims went to an arbitration hearing in late September 2023. No decision has yet been rendered.

The second case involved an employee who was terminated without cause wherein the former employee is seeking contract wages, commissions and allegedly earned common stock. The Company also received notice in October 2022 that an OSHA whistleblower complaint had been filed with the US Department of Labor by that same employee that had been terminated for cause. The regulatory filing was received after AMMO refused to capitulate to the former employee’s demands. AMMO has produced documents and submitted its position statement to OSHA and the matter is currently pending at the agency level. AMMO uncovered additional information through work with counsel and investigators and a supplemental response was provided to OHSA on or about July 10, 2023. The Company and the employee agreed to arbitrate the case. The parties reached a resolution of all outstanding claims in November 2023 and all claims have been dismissed.

The third case involved an employee who was terminated without cause wherein the former employee is seeking contract wages and commissions. The Company and the employee agreed to arbitrate the case in August 2023. The parties reached a resolution of all outstanding claims in January 2024 and all claims have been dismissed.

On April 30, 2023, Director and Stockholder Steve Urvan filed suit in the Delaware Court of Chancery against the Company, certain Directors, former directors, employees, former employees and consultants. Urvan’s complaint alleges fraudulent misrepresentation in connection with the Company’s acquisition of GunBroker.com and certain affiliated companies. Urvan seeks relief in the form of a Court order for partial rescission of the Merger and compensatory damages. The Company and the individual defendants believe that the claims are without merit and have moved to dismiss Urvan’s complaint. The Company has also filed a separate lawsuit against Urvan in the Delaware Court of Chancery alleging, among other things, that Urvan committed fraud in connection with the GunBroker.com sale and that Urvan breached his indemnification obligations to AMMO after the sale. On September 11, 2023, the Court of Chancery consolidated the Company’s lawsuit against Urvan with Urvan’s lawsuit against the Company and the individual defendants. On September 18, 2023, AMMO filed an amended complaint that added a new fraudulent inducement claim and a claim for violation of the Arizona Securities Act. Urvan has moved to dismiss AMMO’s affirmative claims. The Court of Chancery held a hearing on both motions to dismiss in the consolidated action on December 18, 2023. The parties are currently awaiting a ruling.

The Company received an assessment from the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) for penalties related to excise tax filings in prior fiscal years. A request for abatement was submitted on May 22, 2023, which was subsequently denied by the TTB. The Company participated in an appeals conference in October of 2023 and is currently awaiting a determination.

On December 6, 2023, Director and Stockholder Steve Urvan filed suit in the Delaware Court of Chancery against the Company alleging the Company wrongfully refused to provide him access to certain categories of documents. The Company has asserted as an affirmative defense that Mr. Urvan’s primary purpose is to obtain documents to support his claims in the Delaware Plenary Litigation filed April 30, 2023, in which discovery is currently stayed. The parties are currently completing document discovery. A one-day trial is scheduled at the end of February 2024.

We have accrued for contingencies totaling approximately $0.2 million and $1.3 million for the three and nine months ended December 31, 2023, respectively. There were no other known contingencies at December 31, 2023.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INCOME/(LOSS) PER COMMON SHARE

We calculate basic income/(loss) per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted income/(loss) per share includes potentially dilutive securities, such as outstanding options and warrants. We use the treasury stock method, in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 2,256,296 shares of common stock. Due to the net loss attributable to common shareholders for the three and nine months ended December 31, 2023, potentially dilutive securities, which consists of 152,048 and 65,459 of respective warrants, 44,303 and 39,890 of respective equity incentive awards, and 150,000 of respective common stock purchase options were excluded, as a result of the treasury stock method, from the dilutive EPS calculation as the effect would be antidilutive. Due to the net loss attributable to common shareholders for the three and nine months ended December 31, 2022, potentially dilutive securities, which consists of 389,544 and 1,070,694 (536,311 and 150,000 warrants, respectively, for the three and nine months ended December 31, 2022 were excluded as a result of the treasury stock method) common stock purchase warrants and 5,281 and 19,095 equity incentive awards, respectively for the three and nine months ended December 31, 2022, have been excluded from the dilutive EPS calculation as the effect would be antidilutive.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022

Numerator:
Net loss	$(1,643,989)	$(4,102,992)	$(10,232,319)	$(1,653,472)
Less: Preferred stock dividends	(782,639)	(782,639)	(2,339,410)	(2,339,409)
Net loss attributable to common stockholders	$(2,426,628)	$(4,885,631)	$(12,571,729)	$(3,992,881)

Denominator:
Weighted average shares of common stock – Basic	118,447,154	117,348,511	118,110,943	116,950,013
Effect of dilutive common stock purchase warrants	-	-	-	-
Effect of dilutive equity incentive awards	-	-	-	-
Effect of dilutive common stock purchase options	-	-	-	-
	118,447,154	117,348,511	118,110,943	116,950,013

Earnings per share:
Loss per share attributable to common stockholders – basic	$(0.02)	$(0.04)	$(0.11)	$(0.03)
Loss per share attributable to common stockholders – diluted	$(0.02)	$(0.04)	$(0.11)	$(0.03)

NOTE 4 – INVENTORIES

At December 31, 2023 and March 31, 2023, the inventory balances are composed of:

	December, 2023	March 31, 2023
Finished product	$15,710,247	$14,362,514
Raw materials	22,760,289	23,898,596
Work in process	11,032,196	16,083,709
	$49,502,732	$54,344,819

NOTE 5 – PROPERTY AND EQUIPMENT

We state equipment at historical cost less accumulated depreciation. We compute depreciation using the straight-line method at rates intended to depreciate the cost of assets over their estimated useful lives, which are generally 5 to 10 years for equipment and 40 years for our building. Upon retirement or sale of property and equipment, we remove the cost of the disposed assets and related accumulated depreciation from the accounts and any resulting gain or loss is credited or charged to other expense. We charge expenditures for normal repairs and maintenance to expense as incurred.

We capitalize additions and expenditures for improving or rebuilding existing assets that extend the useful life. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment consisted of the following at December 31, 2023 and March 31, 2023:

	December 31, 2023	March 31, 2023
Leasehold Improvements	$257,009	$257,009
Building	29,067,369	28,623,329
Furniture and Fixtures	413,746	384,650
Vehicles	153,254	153,254
Equipment	44,104,409	40,233,186
Tooling	143,710	143,710
Construction in Progress	1,952,152	734,781
Total property and equipment	$76,091,649	$70,529,919
Less accumulated depreciation	(18,813,046)	(14,566,664)
Net property and equipment	$57,278,603	$55,963,255

Depreciation Expense for the three and nine months ended December 31, 2023 totaled $1,486,889, and $4,246,935, respectively. For three and nine months ended December 31, 2023 depreciation expense included in Cost of Revenues totaled $1,229,128 and $3,560,117, respectively and $257,761 and $686,818 of depreciation expense was included in Operating Expenses for three and nine months ended December 31, 2023. Depreciation Expense for the three and nine months ended December 31, 2022 totaled $1,089,243, and $3,150,691, respectively. For three and nine months ended December 31, 2022 depreciation expense included in Cost of Revenues totaled $923,564 and $2,630,122, respectively and $165,679 and $520,569 of depreciation expense was included in Operating Expenses for three and nine months ended December 31, 2022.

NOTE 6 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains a fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. We did not have an outstanding balance on our Factoring liability as of December 31, 2023. For the three and nine months ended December 31, 2023, interest expense recognized on the Factoring Liability was $81,952 and $185,319, respectively, including $62,500 of amortization of the commitment fee. For the three and nine months ended December 31, 2022, interest expense recognized on the Factoring Liability was $42,286 and $111,220 including $37,500 of amortization of the commitment fee.

On June 17, 2023, per the terms of this agreement, the maturity date was extended to June 17, 2025.

On November 29, 2023, we provided FSW notice of termination of the agreement. The agreement terminated on December 29, 2023. We recognized an expense of $281,108 in relation to the termination of the agreement with FSW.

NOTE 7 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. As of December 31, 2023, there was no outstanding balance of the Inventory Credit Facility. There was no interest expense for the three and nine months ended December 31, 2023. Interest expense recognized on the Inventory Credit Facility was $6,580 and $24,256 for the three and nine months ended December 31, 2022, respectively.

On November 29, 2023, we provided FSW notice of termination of the agreement. The agreement terminated on December 29, 2023.

NOTE 8 – REVOLVING LOAN

On December 29, 2023, we entered into a Loan and Security Agreement (the “Sunflower Agreement”) by and among the Company and other borrowers party to the Agreement (collectively, the “Borrower”), the lenders party thereto (collectively, the “Lenders”) and Sunflower Bank, N.A., as administrative agent and collateral agent (the “Agent”). Capitalized terms used but not otherwise defined herein have the same definitions given to such terms in the Sunflower Agreement under the terms of the Sunflower Agreement, the Lenders have provided to the Borrower a revolving loan in the principal amount of the lesser of (a) $20,000,000 (the “Total Commitment Amount”) and (b) the Borrowing Base (a formula based on certain amounts owed to Borrower for goods sold or services provided and eligible inventory (the “Revolving Loan”). The proceeds of loans under the Sunflower Agreement may be used for working capital, general corporate purposes, Permitted Acquisitions, to pay fees and expenses incurred in connection with the Revolving Line, to facilitate Borrower’s stock repurchase program and to fund Borrower’s general business requirements.

The Revolving Loan bears interest at a rate of the greater of (x) 3.50% (the “Floor Rate”) and (y) Term SOFR, plus 3.00% (the “Revolving Facility Applicable Rate”) and is computed on the basis of a 360-day year for the actual number of days elapsed. Except in an Event of Default (as defined below), Advances under the Revolving Loan shall bear interest, on the outstanding Daily Balance thereof, at the Revolving Facility Applicable Rate. Interest is due and payable on the first calendar day of each month during the term of the Sunflower Agreement. The Borrower is also obligated to pay to Agent, for the ratable benefit of Lenders, an origination fee, Prepayment Fee, unused facility fee, collateral monitoring fee and Lender Expenses.

The Borrower may borrow, repay and reborrow under the Revolving Loan until December 29, 2026 (the “Maturity Date”), at which time the commitments will terminate and all outstanding loans, together with all accrued and unpaid interest, must be repaid. If the Revolving Loan is refinanced by another lender prior to the Maturity Date, an additional fee payable concurrently with such refinancing in an amount equal to (i) three percent (3.0%) of the Total Commitment Amount, if such financing occurs after the Closing Date but on or prior to the first anniversary of the Closing Date, (ii) two percent (2.0%) of the Total Commitment Amount, if such refinancing occurs after the first anniversary of the Closing Date but on or prior to the second anniversary of the Closing Date, and (iii) one percent (1.0%) of the Total Commitment Amount, if such refinancing occurs after the second anniversary of the Closing Date but on or prior to the third anniversary of the Closing Date (the “Prepayment Fee”).

The Sunflower Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Borrower’s and the Borrower’ subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of substantially all assets of the Borrower and its subsidiaries, taken as a whole, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, and enter into restrictive agreements, in each case subject to customary exceptions.

The Sunflower Agreement includes customary events of default (each, an “Event of Default”) that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, insolvency defaults, material judgment defaults, attachment defaults, subordinated debt default, guaranty defaults, and governmental approval defaults. Upon an Event of Default, all Obligations under the Sunflower Agreement shall bear interest at a rate equal to three (3.0) percentage points above the interest rate applicable immediately prior to the occurrence of the Event of Default.

We did not have an outstanding balance on our Revolving Loan as of December 31, 2023.

NOTE 9 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale, AZ, Atlanta and Marietta, GA, and Manitowoc, WI under contracts we classify as operating leases. None of our leases are financing leases. During the nine months ended December 31, 2023, we extended the term of our Scottsdale lease for five years and increased our Right of Use Assets and Operating Lease Liabilities by $1,252,896 and we terminated our Marietta lease resulting in a $35,919 decrease to our Right of Use Assets and a $38,185 decrease to our Operating Lease Liabilities. We terminated our lease agreement in our first Manitowoc, WI location during the year ended March 31, 2023. Accordingly, we decreased our Right of Use Assets and Operating Lease Liabilities by $901,076.

As of December 31, 2023 and March 31, 2023, total Right of Use Assets were $2,113,943 and $1,261,634, respectively. As of December 31, 2023 and March 31, 2023, total Operating Lease Liabilities were $2,200,674 and $1,374,224, respectively. The current portion of our Operating Lease Liability on December 31, 2023 and March 31, 2023 is $463,059 and $470,734, respectively, and is reported as a current liability. The remaining $1,737,615 of the total $2,200,674 as of December 31, 2023 and the $903,490 of the total $1,374,224 as of March 31, 2023 of the Operating Lease Liability is presented as a long-term liability net of the current portion.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated lease expense for the nine months ended December 31, 2023 was $502,889 including $477,065 of operating lease expense and $25,824 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

The weighted average remaining lease term and weighted average discount rate for operating leases were 4.2 years and 10.0%, respectively.

Future minimum lease payments under non-cancellable leases as of December 31, 2023 are as follows:

Years Ended March 31,
2024 (1)	$165,040
2025	666,233
2026	665,069
2027	581,574
2028	379,067
Thereafter	258,102
2,715,085
Less: Amount Representing Interest	(514,411)
$2,200,674

(1)	This amount represents future lease payments for the remaining three months of fiscal year 2024. It does not include any lease payments for the nine months ended December 31, 2023.

NOTE 10 – NOTES PAYABLE – RELATED PARTY

For the nine months ended December 31, 2023, the Company made $180,850 in principal payments, respectively, in connection with the Amended Note B, an amended related party note payable with Jagemann Stamping Company (“JSC”). We entered into the Amended Note B with JSC on November 4, 2020 and the note matured on June 26, 2023. We recognized $1,788 in interest expense for the three and nine months ended December 31, 2023 and $12,753 and $41,450 in respective interest expenses for the three and nine months ended December 31, 2022, respectively.

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

We are required to maintain a Debt Service Coverage Ratio, as defined in the terms of the Loan Agreement, of not less than 1.25 to 1.00 for the period defined below and continuing to and including the Maturity Date. The Debt Service Coverage Ratio shall be tested on an annual basis, as of July 1, for each previous year. We maintained compliance under the Loan Agreement since its inception.

We made $181,639 in principal payments for the nine months ended December 31, 2023. The restricted cash can be released per the terms documented in the Loan Agreement filed with the Commission as an exhibit to Form 10-Q on February 14, 2022. During the year ended March 31, 2023, $500,000 of restricted cash was released with $500,000 remaining restricted. During the nine months ended December 31, 2023, the remaining $500,000 of restricted cash was released.

NOTE 12 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

During the nine month period ended December 31, 2023, we issued 1,431,227 shares of common stock as follows:

●	1,431,227 shares valued at $2,977,845 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2023	2,460,946	$2.46	1.59
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(204,650)	2.00	-
Outstanding at December 31, 2023	2,256,296	$2.51	1.05
Exercisable at December 31, 2023	2,256,296	$2.51	1.05

As of December 31, 2023, we had 2,256,296 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 1,244,108 shares of our Common Stock at an exercise price of $2.00 per share consisting of 1% of the warrants until August 2024, and 99% until February 2026; (3) warrants to purchase 474,966 shares of Common Stock at an exercise price of $2.40 until September 2024; (4) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025, and (5) warrants to purchase 150,000 shares of Common Stock at an exercise price of $6.72 until February 2024.

Option Granted

During the nine months ended December 31, 2023, we granted stock options (“Options”) to purchase 400,000 shares of our Common Stock to our Chief Executive Officer, of which (i) 100,000 Options shall vest on the Effective Date, and (ii) 300,000 Options shall vest in equal quarterly installments of 25,000 over 3 years beginning on the first quarter ended September 30, 2023. The Options shall (a) be exercisable at an exercise price per share equal to the closing market price of the Company’s common stock on the date of the grant, (b) have a term of ten years, and (c) be on such other terms as shall be determined by the Board (or the Compensation Committee of the Board) and set forth in a customary form of stock option agreement under the Plan evidencing the Options. We recognized $380,045 in expense related to the Options for the three and nine months ended December 31, 2023.

Number of Options	400,000
Option Vesting Period	Up to 3 years
Per share grant price	$2.08
Dividend yield	-
Expected volatility	83.5%
Risk-free interest rate	4.13%
Expected life (years)	5.75
Weighted average fair value	$1.50

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

Preferred dividends accumulated as of December 31, 2023 were $144,618. On May 15, 2023, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning March 15, 2023 through and including June 14, 2023 payable on June 15, 2023 to holders of record of Series A Preferred Stock on May 31, 2023 equal to $0.55902778 per share. Dividends totaling $782,639 were paid on June 15, 2023. On August 15, 2023, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning June 15, 2023 through and including September 14, 2023 payable on September 15, 2023 to holders of record of Series A Preferred Stock on August 31, 2023 equal to $0.55902778 per share. Dividends totaling $782,639 were paid on September 15, 2023. On November 15, 2023, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning September 15, 2023 through and including December 14, 2023 payable on December 15, 2023 to holders of record of Series A Preferred Stock on November 30, 2023 equal to $0.5529514 per share. Dividends totaling $774,132 were paid on December 15, 2023.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

Amortization expenses related to our intangible assets for the three and nine months ended December 31, 2023 and 2022 were $3,266,761 and $9,800,281, respectively.

		December 31, 2023
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		250,000	7,074,005	151,763,617

Accumulated amortization – Licensing Agreements		(250,000)	-	-
Accumulated amortization – Patents		-	(2,411,349)	-
Accumulated amortization – Intangible Assets		-	-	(37,466,990)
		$-	$4,662,656	$114,296,627

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2024 (1)	$3,302,629
2025	12,664,775
2026	12,664,775
2027	12,553,355
2028	12,543,226
Thereafter	65,230,523
$118,959,283

(1)	This amount represents future amortization for the remaining three months of fiscal year 2024. It does not include any amortization for the nine months ended December 31, 2023.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SEGMENTS

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

The reporting of the separate allocation of certain corporate general and administrative expenses includes non-cash stock compensation expense. The following tables set forth certain financial information utilized by management to evaluate our operating segments for the interim period presented:

	For the Three Months Ended December 31, 2023
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$22,021,430	$13,985,034	$-	$36,006,464
Cost of Revenues	23,022,304	2,073,784	-	25,096,088
General and administrative expense	1,305,721	2,454,695	5,669,557	9,429,973
Depreciation and amortization	125,012	3,276,144	-	3,401,156
Income/(Loss) from Operations	$(2,431,607)	$6,180,411	$(5,669,557)	$(1,920,753)

	For the Nine Months Ended December 31, 2023
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$64,261,473	$40,371,952	$-	$104,633,425
Cost of Revenues	65,672,676	5,737,567	-	71,410,243
General and administrative expense	6,694,699	7,204,547	21,625,762	35,525,008
Depreciation and amortization	384,021	9,732,980	-	10,117,001
Income/(Loss) from Operations	$(8,489,923)	$17,696,858	$(21,625,762)	$(12,418,827)

	For the Three Months Ended December 31, 2022
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$23,292,292	$15,419,202	$-	$38,711,494
Cost of Revenues	23,865,275	2,319,040	-	26,184,315
General and administrative expense	4,838,081	1,719,707	6,993,592	13,551,380
Depreciation and amortization	143,378	3,165,696	-	3,309,074
Income/(Loss) from Operations	$(5,554,442)	$8,214,759	$(6,993,592)	$(4,333,275)

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Nine Months Ended December 31, 2022
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$101,269,237	$46,486,842	$-	$147,756,079
Cost of Revenues	97,555,732	6,701,797	-	104,257,529
General and administrative expense	12,117,828	6,713,561	14,490,456	33,321,845
Depreciation and amortization	437,694	9,513,058	-	9,950,752
Income/(Loss) from Operations	$(8,842,017)	$23,558,426	$(14,490,456)	$225,953

NOTE 16 – INCOME TAXES

The income tax provision effective tax rates were 22.1% and 19.1% for the three and nine months ended December 31, 2023, respectively, and 14.9% and 482.1% for the three and nine months ended December 31, 2022, respectively. During the three and nine months ended December 31, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to employee stock awards. For the three and nine months ended December 31, 2022, the effective tax rate differed from the U.S. federal statutory rate due to state income taxes.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended March 31, 2021, 2022 and 2023 are subject to audit.

NOTE 17 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2023, we paid $410,173 in service fees to two independent contractors consisting of a $244,640 payment due upon termination without cause. The two independent contractors were issued 168,581 shares of our common stock for a total value of $350,345, which consisted of an issuance of 134,240 shares due upon termination without cause. We issued 25,000 shares in the aggregate to our advisory committee members for service for a total value of $53,250. Through our acquisition of Gemini, a related party relationship was created through one of our Members of the Board of Directors by ownership of entities that transacts with Gemini. There was $201,646 included in our Accounts Receivable at December 31, 2023 as a result of this relationship.

On July 24, 2023, Fred Wagenhals departed as CEO and the Board appointed Mr. Wagenhals the Company’s Executive Chairman. Mr. Wagenhals remains a member of the Board. Mr. Wagenhals received the following payments in connection with his transition from CEO to Executive Chairman: (i) total cash payments of $1,060,290; (ii) 300,000 shares of Common Stock for a total value of $624,000.

On July 26, 2023, we obtained a $1.6 million letter of credit with Northern Trust for collateral for a bond related to a judgement assessed to GunBroker.com. On July 17, 2023, we generated a $1.6 million certificate of deposit with Northern Trust for security on the letter of credit. The term of the certificate of deposit is twelve months and includes interest of approximately 5%. Per the terms of the Merger Agreement, filed with the Commission on a Current Report on Form 8-K on May 6, 2021 (the “Current Report”), the Seller is required to pay or be liable for these losses (capitalized terms are defined the Current Report).

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

NOTE 18 – SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to the December 31, 2023, the Company issued 17,391 shares as employee stock awards for a total value of $36,521.

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

Through our GunBroker.com Marketplace segment (acquired in April 2021), we allow third party sellers to list items consisting of firearms, hunting gear, fishing equipment, outdoor gear, collectibles, and much more on our site, while facilitating compliance with federal and state laws that govern the sale of firearms and restricted items. This allows our base of over 8.0 million users to follow ownership policies and regulations through our network of over 32,000 federally licensed firearms dealers as transfer agents. The nature and operation of the Marketplace as an online auction and sales platform also affords our Company a unique view into the total domestic market for the purpose of understanding sales trends at a granular level across all elements of the outdoor sports and shooting space. Our vision is to expand the services on GunBroker.com and to become a peer to those in our industry. In the short term, we will be implementing the following services;

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

Our financial results for the three and nine months ended December 31, 2023 reflect our newly positioned organization as we transition into our new strategic direction. We believe that we have hired a strong team of professionals, developed innovative products, and continue to raise capital sufficient to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on growing our top line revenue and streamlining our operations. We experienced a 7.0% and 29.2% decrease in our Net Revenues for the three and nine months ended December 31, 2023 compared with the three and nine months ended December 31, 2022. This was the result of decreased ammunition sales due to changes in market demand as well as a shift in operations to an increased focus on ammunition casing sales.

The following table presents summarized financial information taken from our condensed consolidated statements of operations for the three and nine months ended December 31, 2023 compared with the three and nine months ended December 31, 2022:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$36,006,464	$38,711,494	$104,633,425	$147,756,079
Cost of Revenues	25,096,088	26,184,315	71,410,243	104,257,529
Gross Margin	10,910,376	12,527,179	33,223,182	43,498,550
Sales, General and Administrative Expenses	12,831,129	16,860,454	45,642,009	43,272,597
Income (loss) from Operations	(1,920,753)	(4,333,275)	(12,418,827)	225,953
Other income (expense)
Other expense	(188,470)	(490,842)	(233,375)	(509,998)
Loss before provision for income taxes	$(2,109,223)	$(4,824,117)	$(12,652,202)	$(284,045)
Provision (benefit) for income taxes	(465,234)	(721,125)	(2,419,883)	1,369,427
Net Loss	$(1,643,989)	$(4,102,992)	$(10,232,319)	$(1,653,472)

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

Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	31-Dec-23	31-Dec-22	31-Dec-23	31-Dec-22

Reconciliation of GAAP net income to Adjusted EBITDA
Net Loss	$(1,643,989)	$(4,102,992)	$(10,232,319)	$(1,653,472)
Provision for Income Taxes	(465,234)	(721,125)	(2,419,883)	1,369,427
Depreciation and amortization	4,753,650	4,356,004	14,047,216	12,950,972
Interest expense, net	193,046	320,439	609,561	538,191
Employee stock awards	687,099	2,106,535	2,977,845	4,457,973
Stock grants	50,750	43,750	152,250	135,344
Common stock purchase options	380,045	-	380,045	-
Warrant Issuance	-	106,909	-	106,909
Other (income) expense, net	(4,576)	170,403	(376,186)	(28,193)
Contingent consideration fair value	(39,274)	(20,326)	(60,298)	(45,572)
Other nonrecurring expenses(1)	1,498,684	3,983,254	8,126,102	4,724,385
Adjusted EBITDA	$5,410,201	$6,242,851	$13,204,333	$22,555,964

(1)	For the three and nine months ended December 31, 2023, other nonrecurring expenses consist of professional and legal fees that are nonrecurring in nature. For the three and nine months ended December 31, 2022, other nonrecurring expenses consist of proxy contest fees.

Adjusted EBITDA is a non-GAAP financial measure that displays our net loss, adjusted to eliminate the effect of certain items as described below.

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

Net Sales

The following table shows our net sales by proprietary ammunition versus standard ammunition as well as our marketplace revenue for the three and nine months ended December 31, 2023 and 2022. “Proprietary Ammunition” include those lines of ammunition manufactured by our facilities that are sold under the brand names: STREAK VISUAL AMMUNITION™ and Stelth. We define “Standard Ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “Standard Ammunition” is manufactured within our facility and may also include completed ammunition that has been acquired in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition, as well as bulk packaged ammunition manufactured by us using reprocessed brass casings. Ammunition within this product line typically carries lower gross margins.

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Proprietary Ammunition	$1,818,235	$2,090,785	$4,153,410	$8,298,711
Standard Ammunition	15,504,732	18,160,180	42,792,175	82,309,106
Ammunition Casings	4,698,463	3,041,327	17,315,888	10,661,420
Marketplace Revenue	13,985,034	15,419,202	40,371,952	46,486,842
Total Sales	$36,006,464	$38,711,494	$104,633,425	$147,756,079

Sales for the three and nine months ended December 31, 2023 decreased 7.0% and 29.2% or approximately $2.7 million and $43.1 million, respectively, due to changes in market conditions and our shift to increase ammunition casing sales. The decrease for the three month period was largely the result of a decrease of $2.7 million in sales of bulk pistol and rifle ammunition, a decrease of $0.3 million of sales of Proprietary Ammunition, and a decrease of $1.4 million generated from our marketplace, GunBroker.com, which includes auction revenue, payment processing revenue, and shipping income. Our ammunition casings sales increased $1.7 million or 54.5% over the prior year period. The decrease for the nine month period was largely the result of a decrease of $39.5 million in sales of bulk pistol and rifle ammunition, a decrease of $4.1 million of sales of Proprietary Ammunition, and a decrease of $6.1 million generated from our marketplace, GunBroker.com, which includes auction revenue, payment processing revenue, and shipping income. Our ammunition casings sales increased $6.7 million or 62.4% over the prior year period. Management expects the sales growth rate of Proprietary Ammunition to greatly outpace the sales of our Standard Ammunition.

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

Cost of Revenues

Cost of Revenues decreased by approximately $1.1 million and $32.8 million to $25.1 million and $71.4 million for the three and nine months ended December 31, 2023 compared to the comparable period ended in 2022. This was the result of a significant decrease in net sales during 2023 as compared to 2022.

Gross Margin

Our gross margin percentage decreased to 30.3% from 32.4% during the three months ended December 31, 2023, respectively, as compared to the same period in 2022. Our gross margin percentage increased to 31.8% from 29.4% during the nine months ended December 31, 2023, respectively, as compared to the same period in 2022. The shift in our gross margin was related to changes in our revenue mix, materials cost, and labor and overhead expenses.

We believe as we continue to grow sales through new markets and expanded distribution that our gross margins will also increase by efficiencies added through our new production facility. Our goal in the next 12 to 24 months is to continue to improve our gross margins. This will be accomplished through the following:

●	Increased product sales, specifically of proprietary lines of ammunition, like the STREAK VISUAL AMMUNITION™, Stelth and now our tactical Armor Piercing (AP) and Hard Armor Piercing Incendiary (HAPI) precision ammunition, all of which carry higher margins as a percentage of their selling price;

●	Introduction of new lines of ammunition that historically carry higher margins in the consumer and government sectors;

●	Reduced component costs through operation of our ammunition segment and expansion of strategic relationships with component providers;

●	Expanded use of automation equipment that reduces the total labor required to assemble finished products; and

●	Better leverage of our fixed costs through expanded production to support the sales objectives.

Operating Expenses

Overall, our operating expenses decreased by approximately $4.0 million for the three months ended December 31, 2023 and increased $2.4 million for the nine months ended December 31, 2023, over the three and nine months ended December 31, 2022. Operating expenses decreased as a percentage of sales from 43.6% to 35.6% for the three months ended December 31, 2023 and increased as a percentage of sales from 29.3% to 43.6% for the nine months ended December 31, 2023. Our operating expenses include non-cash depreciation and amortization expense of approximately $3.4 and $10.1 million for the three and nine months December 31, 2023. Our operating expenses consisted of commissions related to our sales, stock compensation expense associated with issuance of our Common Stock in lieu of cash compensation for employees, board members, and key consultants for the organization during the period. Operating expenses for the three and nine months ended December 31, 2023 included noncash expenses of approximately $4.5 million and $13.6 million, respectively.

During the three and nine months ended December 31, 2023, our selling and marketing expenses decreased by approximately $0.8 million and $3.2 million, in comparison to the three and nine months ended December 31, 2022. The decrease was primarily related to decreases in sales commission due to the decrease in the sale of our products.

Our corporate general and administrative expenses decreased approximately $2.0 million for the three months ended December 31, 2023 and increased $3.7 million for the nine months ended December 31, 2023 from the comparable prior period primarily due to a decrease of $2.8 million and an increase of $3.4 million in nonrecurring legal and professional fees and expenses.

Employee salaries and related expenses decreased approximately $1.3 million and increased $1.7 million for the three and nine months ended December 31, 2023 compared to the comparable period ended in 2022. The decrease for the three months ended December 31, 2023 was due to a $1.4 million decrease in employee stock compensation and the increase for the nine months ended December 31, 2023 when compared to the prior period, was primarily related to $1.0 million of additional payroll expenses incurred related to our CEO transition, a decrease of $1.5 million of employee stock awards and $2.4 million expenses related to our new employee bonus plan.

Depreciation and amortization expenses for the three and nine months ended December 31, 2023 increased by approximately $0.1 million and $0.2 million, respectively.

Interest and Other Expenses

For the three months ended December 31, 2023, interest expense increased by approximately $0.1 million and increased $0.1 million for the nine months ended December 31, 2023 compared with the comparable three and nine months ended December 31, 2022. The change from the prior periods was mainly due to activity from our Construction Note Payable.

Income Taxes

For the three and nine months ended December 31, 2023, we recorded a benefit for federal and state income taxes of approximately $0.5 million and $2.4 million, respectively. For the three months ended December 31, 2022, we recorded a benefit for federal and state income taxes of approximately $0.7 million and for the nine months ended December 31, 2022 we recorded a provision for federal and state income taxes of $1.4 million.

Net Loss

We ended the three months ended December 31, 2023 with a net loss of approximately $1.6 million compared with a net loss of approximately $4.1 million for the three months ended December 31, 2022. We ended the nine months ended December 31, 2023 with a net loss of approximately $10.2 million compared with a net loss of approximately $1.7 million for the nine months ended December 31, 2022.

Our goal is to continue to improve our operating results as we focus on increasing sales and controlling our operating expenses.

Liquidity and Capital Resources

As of December 31, 2023, we had $54,679,868 of cash and cash equivalents, an increase of $15,045,841 from March 31, 2023.

Working Capital is summarized and compared as follows:

	December 31, 2023	March 31, 2023
Current assets	$129,012,915	$128,451,893
Current liabilities	26,618,871	25,463,399
	$102,394,044	$102,988,494

Changes in cash flows are summarized as follows:

Operating Activities

For the nine months ended December 31, 2023, net cash provided by operations totaled approximately $28.3 million. This was primarily the result of net loss of approximately $10.2 million, which was offset by decreases in our accounts receivable of approximately $7.1 million, decreases in deposits of approximately $4.8 million, decreases in prepaid expenses of approximately $2.5 million, decreases in our inventories of approximately $4.8 million, and increases in our accounts payable of approximately $1.1 million, and increases in accrued liabilities of approximately $2.1 million. Non-cash expenses for depreciation and amortization totaled approximately $14.0 million and non-cash expenses for employee stock awards totaled $3.0 million.

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

Investing Activities

For the nine months ended December 31, 2023, we used approximately $5.6 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $5.6 million related to purchases of production equipment for our new manufacturing facility in Manitowoc, WI and capitalized development costs related to our marketplace, GunBroker.com.

During the nine months ended December 31, 2022, we used approximately $10.6 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $9.3 million related to purchases of production equipment and the construction of our new manufacturing facility in Manitowoc, WI.

Financing Activities

For the nine months ended December 31, 2023, net cash used in financing activities was approximately $7.7 million. This was the net effect of approximately $2.2 million used in our common stock repurchased plan, $3.0 million from insurance premium note payments, approximately $2.2 million of Preferred Stock dividends paid, and the generation of approximately $37.2 million from accounts receivable factoring, which was offset by payments of approximately $37.2 million.

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

Leases

We lease three locations that are used for our offices, production, and warehousing. As of December 31, 2023, we had $2.2 million of fixed lease payment obligations with $0.5 million payable within the next 12 months. Please refer to Note 9 – Leases in our financial statements for additional information.

Construction Note Payable

We have financed a portion of our new production facility with our Construction Note Payable. We expect to make $0.3 million in principal and interest payments within the next 12 months. The principal balance of the Construction Note will mature on October 14, 2026.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, stock-based compensation, and warrant-based compensation. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended March 31, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We adopted ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) and ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” in the current period. These policy changes did not result in a material effect on the Company’s financial statements. There have been no other significant changes to these policies during the three and nine months ended December 31, 2023. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization in the year ended March 31, 2023, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline it is not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted for the three months ended December 31, 2023. As of December 31, 2023, the Company has a goodwill carrying value of $90,870,094, all of which is assigned to the Marketplace segment. However, should there continue to be a decline in the Company’s market capitalization, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(c) and 15d-15(e) under the Exchange Act, as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, and because of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023.

Notwithstanding the material weaknesses that were identified and continued to exist as of December 31, 2023, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented, nor were there changes to previously released financial results.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting remained as of December 31, 2023:

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

In addition to the measures noted above, we have made progress in our remediation plan including the following items:

●	Management has presented, and the Board of Directors has approved the formal management delegation and the Company’s Annual Budget during the first quarter of fiscal year 2024.

●	The Company formally completed the implementation of a whistleblower hotline during the third quarter of fiscal year 2024.

●	Approved, adopted, and implemented accounting policies related to journal entries and invoice approval.

●	Improved formalization of procedures and documentation for all journal entries, account reconciliations, flux analysis and variance thresholds, vendor set-up.

●	Completed the IT Remediation Project with third-party consultants to develop IT policies and procedures. The Company is now executing related controls over user provisioning and de-provisioning, application change management, operating system and logical access controls, segregation of duties, and third-party service provider report review process.

●	Implemented improvements surrounding review and approval of controls with a review element, including proper segregation, enhanced documentation, and consistency of application.

●	Continued evaluation of organizational structure with hiring of additional personnel across key functions.

As of the end of the third quarter of fiscal year 2024, management, with the help of our third-party consulting firm, completed walkthroughs of our key controls, including those additional controls that would be necessary to effectively remediate the existing material weaknesses. Through this assessment, we continued enhancement of the design of the overall controls framework. Further assessments will be made of these controls, in addition to continued evaluation of management remediation actions identified above, to ascertain operating effectiveness, after which we will be able to determine if the existing material weaknesses have been remediated.

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

Changes in Internal Controls

Other than the changes described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act in Rule 13a-15(c) and 15d-15(e) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2023.

Share Repurchases

On February 8, 2022, we announced that our Board of Directors authorized a share repurchase program for up to $30.0 million of our outstanding common stock. On March 28, 2023, we announced that our Board of Directors authorized the extension of our repurchase program until February 2024. On February 6, 2024, our Board of Directors authorized the extension of our repurchase program until February 2025.

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

The following table summarizes our share repurchases under our repurchase program for our third fiscal quarter of our 2024 fiscal year.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Programs(1)
October 2023	-		-
November 2023	11,000	$2.00	11,000
December 2023	134,483	$2.02	134,483
Total	145,483	$2.01	145,483	13,025,593

(1)	The maximum number of shares that may yet be repurchased included herein is determined based on the closing price of our Common Stock of $2.10 on December 29, 2023. This amount may change based on the price that our Common Stock trades at.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1#	Loan and Security Agreement by and between AMMO, Inc., other borrowers party to the Agreement and Sunflower Bank, N.A. (Incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2024).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jared R. Smith.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jared R. Smith.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or similar attachment will be furnished supplementally to the Securities and Exchange Commission upon request.

*Filed Herewith.

** Furnished Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

/s/ Jared R. Smith
Dated: February 8, 2024	By:	Jared R. Smith, Chief Executive Officer

/s/ Robert D. Wiley
Dated: February 8, 2024	By:	Robert D. Wiley, Chief Financial Officer

