Form 10-K
period 2024-03-31
AMMO, INC.
filed 2024-06-13
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-13101

AMMO, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1950534
State or other jurisdiction of incorporation or organization	(I.R.S. Identification No.)

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

☐ Yes ☒ No

The aggregate market value of the common stock of the registrant by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2023) was $179,118,089.

As of June 10, 2024, there were 119,181,067 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this report are intended as summaries and are not complete descriptions thereof. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

In our Form 10-K, Form 10-Q and Form 8-K filings with the Securities and Exchange Commission, references to: (a) “Common Stock” refers to our common stock, $0.001 par value per share; (b) “2024 fiscal year” refers to the fiscal year that end on March 31, 2024; (c) “AMMO, Inc.,” “AMMO,” “the Company,” “we,” “us,” “our” and similar terms refer to AMMO, Inc. and its wholly owned operating subsidiaries Enlight Group II, LLC, AMMO Munitions, Inc., Firelight Group I LLC, Speedlight Group I, LLC, SNI, LLC, GB Investments, Inc., IA Tech, LLC, Outdoors Online, LLC, Enthusiast Commerce, LLC, five other subsidiaries listed on Exhibit 21.1 filed with this Annual Report on Form 10-K, and AMMO Technologies, Inc. (with AMMO Technologies, Inc. currently being inactive); and (d) “Series A Preferred Stock” refers to our 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain “forward-looking statements”  within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such “forward-looking statements” may include, but are not limited to, any projections of earnings, revenue or other financial items, any statements of the plans, strategies, goals and objectives of management for future operations, any statements concerning proposed new products and services or developments thereof, any statements regarding future economic conditions or performance, any statements or belief, and any statements of assumptions underlying any of the foregoing.

Forward looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words, or the negative thereof. In some cases, you may also identify forward-looking statements based on the fact that they do not relate solely to historical fact. These forward-looking statements present our estimates and assumptions only as of the date of this report and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, except as required by law. You should, however, consult further disclosures and risk factors we include in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

PART I

ITEM 1. BUSINESS.

Introduction

Ammo Inc. is a conglomerate of two premium positions in the shooting sports industry. Ammo Inc. started in ammunition manufacturing and broadened its portfolio with the acquisition of GunBroker.com (“GunBroker”) in 2021. GunBroker is an e-commerce marketplace (“Marketplace”) that connects buyers and sellers with new/used firearms and ancillary gear and componentry for the outdoor community. GunBroker helps facilitate this community with a state and federal compliant solution that connects buyers with sellers across the United States (“U.S.”) with their local federally licensed firearm dealers. This allows our base of approximately 8.1 million users to follow ownership policies and regulations through our network of over 31,000 federally licensed firearms dealers as transfer agents. The nature and operation of the Marketplace as an online auction and sales platform also affords our company a view into the total domestic market for the purpose of understanding sales trends at a granular level across all elements of the outdoor and sports shooting space.

Reportable Segments

We operate our business within, and our Chief Executive Officer reviews financial performance based on two operating segments as described below.

●	Ammunition – which consists of our manufacturing business. The Ammunition segment engages in the design, production and marketing of ammunition, ammunition components and related products.
●	Marketplace – which consists of the GunBroker e-commerce marketplace. In its role, GunBroker supports the lawful sale of firearms, ammunition, and hunting/shooting accessories.

See Note 20 of our consolidated financial statements for more information regarding our reportable segments.

Marketplace Segment - GunBroker

We acquired GunBroker.com on April 30, 2021, pursuant to an agreement and plan of merger by and among us, SpeedLight Group I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Sub”), Gemini Direct Investments, LLC, a Nevada limited liability company (“Gemini”), and Steven F. Urvan, dated as of such date, whereby Sub merged with and into Gemini, with Sub surviving the merger as our wholly owned subsidiary. At the time of the merger, Gemini had nine subsidiaries, all of which related to Gemini’s ownership of the GunBroker.com business.

GunBroker is a large online marketplace dedicated to firearms, hunting, shooting and related products. Aside from merchandise bearing its logo, GunBroker does not hold any inventory listed on its site and serves to facilitate transactions between buyers and sellers. Third-party sellers list items on the site and federal and state laws govern the sale of firearms and other restricted items. Licensed firearms dealers act as transfer agents to ensure compliance with ownership policies and regulations during online transactions. GunBroker has approximately 8.1 million registered users and had over 2.6 million average daily listings on its site for the 2024 fiscal year.

We intend to continue to expand the services we provide on GunBroker, which will enable us to become a partner to those in our industry. In this regard, we implemented the following services since January 2023;

● Payment Processing – facilitating payment between parties allowing sellers to offer fast and secure electronic payments and allowing buyers to experience the ease of instant checkout.

● Carting Ability – enabling buyers to checkout multiple items from multiple sellers in a single transaction. Buyers will be able finalize transactions, including both regulated and nonregulated items, allowing one payment, while also having the ability to ship their purchases to more than one location. By way of example, a buyer will be able to complete a transaction with a single payment and ship the regulated items purchased to a registered federal firearms license dealer and the nonregulated items directly to their own address.

● GunBroker Analytics – through the compilation and refinement of vast Marketplace data, we offer e-commerce market analytics to our industry peers allowing them to better manage business strategy and planning. The analytics offering will be rebranded to Outdoor Analytics during fiscal year 2025 to expand service offerings.

● GunBroker Advertising – content creation for manufacturers, email campaigns, and banner ads are all part of our advertising offerings to the outdoor industry.

Further, we intend to implement the following additional services in our 2025 fiscal year:

● Collector’s Elite – a new initiative designed specifically for the discerning collector. This premium program offers curated, high-end auctions featuring rare and distinct firearms and collectibles, with a unique, cost-effective structure tailored to enhance both buyer and seller experiences.

● Financing Partnerships – through our partnership with Gearfire Capital, we aim to empower retailers by offering flexible financing options to their customers, enhancing purchasing power and driving sales growth. This initiative will enable participating retailers to offer their customers competitive financing options, making it easier for buyers to purchase the products they need and want.

Enhance Market Share, Brand Recognition, and Customer Loyalty

Our work to enhance and simplify the user experience on the GunBroker Marketplace platform, while adding to its merchandise and related offerings, is designed to enhance the GunBroker brand by ensuring customer (both buyers and sellers) adhesion is amplified as they access one of the largest single on-line destinations for outdoor and shooting sports enthusiasts within the U.S. market.

Ammunition Segment – Manufacturing

Our manufacturing operations are currently based out of Manitowoc, Wisconsin (“WI”). We manufacture small arms ammunition and their components for the commercial, military, and law enforcement community. Our core competency lies in our ability to deep draw rifle brass casings with a high degree of precision up to 50 caliber. As the ability to deep draw rifle cases allows our manufacturing facility to have precise control over dimensions, ensuring consistent cartridge dimensions for reliable firearm function. Our manufacturing capacities are dependent upon mix, labor, and the number of shifts we are running. We emphasize an American heritage by using predominantly American-made components and raw materials in our products that are produced, inspected, and packaged at our facilities in Manitowoc, WI.

We focus on manufacturing premium pistol and rifle ammunition and supporting industry partners for manufactured components. We will continue to leverage our proprietary brands like STREAK VISUAL AMMUNITION™ and stelTH/™ and extend our product offering with premium rifle lines and brands. We also support the U.S. military with our developmental ammunition programs as we seek out and effectively execute upon new governmental-based opportunities. Our production processes focuses on safety, consistency, precision, and cleanliness. Each round is developed for consistency, velocity, accuracy, and repeatability. Each round is chamber gauged, a dimension inspection process, and inspected with quality control processes that meet or exceed Sporting Arms and Ammunition Manufacturers’ Institute (“SAAMI”) and Commission Internationale Permanente pour l’Epreuve des Armes à Feu Portatives (“CIP”) standards.

Our Growth Strategy

We intend to continue to enhance our position as a designer, producer, and marketer of ammunition products via our manufacturing and related sales operations, while simultaneously enhancing and embracing the data we have in GunBroker.com to allow us to see growing trends and demands in the U.S. customer base, and to adjust our business plans and strategies accordingly.

We believe that the shift in our operational strategy focusing on higher brass casing production and sales negatively impacted our sales in the year ended March 31, 2024, as compared to the year ended March 31, 2023.

Design, Produce, and Market Innovative, Distinctive, Performance-Driven, High-Quality Ammunition and Ammunition Components

We are focused on designing, producing, and marketing innovative, distinctive, performance-driven, high-quality products that appeal to retailers, manufacturers, and consumers that will enhance our users’ shooting experiences. Our research and development activities continue to drive opportunity and market attractiveness for our brands. We balance our Research and Development (“R&D”) prowess with best-in-class operational efficiencies and continue to drive our costs down through rigorous continuous improvement initiatives.

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

Continuously Improving Operations

We continue our efforts to enhance our production and lean out our operations by increasing daily production quantities through equipment acquisition, shift expansion, process improvements, increased operational availability of our equipment, and increased overall efficiency. Since the opening in August 2022 of the Company’s state-of-the-art manufacturing plant in Manitowoc, WI, it positioned AMMO, Inc. to be the leader in brass case supply to the OEM market and under the many brands we go to market under. The plant grants us the ability to increase capacity based upon the needs of the market and through further expansion of our casing and loading lines.

Products

We design, produce, and sell small caliber ammunition and components for commercial and military applications for a variety of calibers ranging from 25 auto to 50 caliber. We ship our ammunition in the form of cartridges (or rounds), and ammunition casings for pistol ammunition through large rifle ammunition. A cartridge consists of four components: a case made of brass, steel, or polymer that holds together all the other components of the cartridge; the primer, which is an explosive chemical compound that ignites the gunpowder when struck by the firing pin; the gun powder, which is a chemical mixture that burns rapidly and creates an expanding gas when ignited and pushes the bullet out the barrel; and the bullet, or projectile, usually containing lead that is fired through the barrel to strike the target.

STREAK VISUAL AMMUNITION™

STREAK VISUAL AMMUNITION™ enables shooters to see the path of the bullets. STREAK VISUAL AMMUNITION™ rounds utilize non-flammable phosphor material that produces a glow by the utilization of the light emitted during the round discharge to make STREAK VISUAL AMMUNITION™ glow. The luminescent material is applied only to the base of the projectile, making it visible only to the shooter and those within a 30-degree viewing window. As a result, the glow of STREAK VISUAL AMMUNITION™ is not visible to the target unlike conventional tracers, which we believe is important to the military and law enforcement. We refer to the technology used by our STREAK VISUAL AMMUNITION™ as one-way luminescent or O.W.L. Technology™. Unlike conventional tracer ammunition, STREAK VISUAL AMMUNITION™ rounds are not incendiary and do not utilize burning metals to generate light, thereby eliminating heat generation and making them safer for use in various environments and avoiding serious fire hazards. STREAK VISUAL AMMUNITION™ comes in 380 auto, 9 millimeter, 40 Smith& Wesson, 44 magnum, 45 long colt, and 38 special among other calibers.

We hold the exclusive worldwide sales and distribution rights for the patented O.W.L. Technology™ used by our STREAK VISUAL AMMUNITION™ and pay a royalty based on our product sales incorporating this technology. On October 13, 2020, the Company further expanded its patent portfolio as a result of the U.S. Patent and Trademark Office (“USPTO”)’s issuance of Patent No. 10,801,821 recognizing the Company’s development of both a protectable and cutting-edge process to mass-produce luminescent projectiles, as well as the luminescent projectiles manufactured as a result of the protected process.

Stelth Subsonic Ammunition

Stelth Subsonic Ammunition (“/stelTH/™”) is designed specifically for superior performance in suppressed firearms. Stelth ammunition finds applications in which silence is paramount, such as in tactical training, predator night hunts, and clandestine operations. The Stelth ammunition is produced to be a clean burning total metal jacket round to slow baffle corrosion and reduce lead emissions that collect in the suppressor body. Stelth ammunition comes in 9mm, 40 Smith & Wesson, and 45 Automatic Colt Pistol, 223, and 300 Blackout.

Jagemann Munition Components

Through our wholly owned subsidiary Jagemann Munitions Components (“JMC”), we offer ammunition casings for pistol and rifle ammunition. Jagemann Munitions Components is backed by decades of manufacturing experience that allows the production of high-quality pistol brass and rifle brass components. Borne from the automotive industry and refined over time to deliver durable and consistent sporting components, Jagemann Munitions Components has become one of the largest brass manufacturers in the country.

Marketing

We market our products and services to consumers through distributors, dealers, mass market, and specialty retailers. We maintain consumer-focused product marketing and promotional campaigns, which include print and digital advertising campaigns; social and electronic media; product demonstrations; point-of-sales materials; in-store training, and in-store retail merchandising. Our use of social media includes Instagram, Facebook, X (formerly known as “Twitter”), LinkedIn, and YouTube. We also utilize third-party endorsements, social influencers, and brand ambassadors.

Product Innovation and Development

The Company was founded on delivering new and innovative products, such as STREAK VISUAL AMMUNITION™ to the firearms industry. Since initiating operations in 2017, we have developed proprietary products for the commercial and military sectors. We continue to develop new product calibers and products to meet and create market demand. The core competency of our manufacturing facility lies in its ability to deep draw rifle cases. Our goal is to fill the capacity of our new Manitowoc facility with innovative products around this core competency. In our fiscal year ended March 31, 2025, we will be delivering on product calibers with high demand in premium segments of the market such as 6.5 Precision Rifle Cartridge (“PRC”), 7 millimeter PRC, 450 Bushmaster, 35 Whelen, 350 Legend, and 45-70  both in our AMMO, Inc. Signature lines as well as brass for OEM manufacturers. We expect that we and our competitors will continue to fight for shelf space at retail outlets and that, as our market transitions from high demand periods, we must introduce new product caliber designs to foster brand strength, market positioning, and loyalty. The targeted markets that we’ve expanded into encompass sport shooting enthusiasts, hunting-specific ammunition, self-defense ammunition, law enforcement and military agencies. We aim to further penetrate these sectors through product differentiation, focusing on our STREAK VISUAL AMMUNITION™, /stelTH/™, Signature-on-Target, and HUNT product lines, all of which offer higher profit margins relative to their selling price. We will continue to add talent and engage best in class resources to enable AMMO, Inc. to continue down this path.

Since the acquisition, we have evolved the GunBroker Marketplace to push best in class e-commerce standards. By streamlining customer service, we push proactive customer engagement based around outreach to the seller and buyer community. In March 2024, GunBroker went live with a multi-item cart and payment application to facilitate credit card processing empowering our buyer and sellers with a streamlined checkout process. This will enable GunBroker to facilitate cross selling and drive revenue for our marketplace community. We continue to develop listing processes and improve communication flow between buyers and sellers, while also optimizing the immense amount of market data. We currently use our platform data to present personalized marketing campaigns to the user base and will continue to evolve how we engage with our customer base. Marketing, analytics, and advertising programs have been instrumental in our success to date and we are continuing to build out our teams and structure for our aggressive go to market campaigns for this fiscal year.

Research and Development

We conduct research and development activities to enhance existing products and develop new products at our facilities in Manitowoc, WI, by utilizing our personnel and strategic relationships. We expense all costs associated with our research and development efforts through either our cost of goods sold, as they are performed by the same employees who produce our finished product, or through our general and administrative expenses if the product has not been brought to market.

GunBroker Marketplace researches and integrates advancements in search, document processing, database, and artificial intelligence technologies. Research and development investments continue to be made for enhanced security, data protection, customer service, improved site capacity, and system resiliency.

Suppliers

We purchase certain raw materials and components for our ammunition products, including brass, steel, or copper jackets; ammunition primers to ignite propellant; and projectiles. We believe that we have reliable sources of supply for all our raw material and component needs, but from time to time raw materials and components are subject to shortages and price increases. Most of our suppliers are U.S.-based and provide us these materials and components at competitive rates. We plan to continue to broaden our supplier base and secure multiple sources for all the raw materials and components that we require.

GunBroker continually evaluates partner relationships and integrations to strengthen and streamline communication and efficiency. Consolidation with best in class partners to strengthen relationships and generate cost savings by maximizing their product and service offerings.

Customers

We sell our products through distributors, “Big Box” retailers, manufacturers, specialty retailers, local ammunition stores, and shooting range operators. Our consumers include sport and recreational shooters, hunters, competitive shooters, individuals desiring home and personal protection, manufacturers, law enforcement and military agencies, and selected international markets. We distribute our products under six primary product lines: AMMO, Inc. Signature, STREAK VISUAL AMMUNITION™, /stelTH/™, HUNT, Signature-on-Target, and Jagemann Munitions Components. Sales outside of the United States require licenses and approval from either the U.S. Department of Commerce or the U.S. State Department. This permits the Company to export and broker ammunition and other controlled items covered under ITAR.

GunBroker Marketplace is uniquely positioned to service the outdoor oriented customer. Traditionally our customers have been considered the buyers and sellers on the marketplace, but we are growing into servicing manufacturers, our sellers, and the industry with analytics, advertising and promotional content. We also support numerous regional chains, individuals, and small businesses.

Competition

The ammunition and ammunition casing industry is dominated by a small number of companies, a number of which are divisions of large public companies. We compete primarily on the quality, reliability, features, performance, brand awareness, and price of our products. Our primary competitors include Federal Premium Ammunition, Remington Arms, the Winchester Ammunition division of Olin Corporation, Hornady Manufacturing Company, and various smaller manufacturers and suppliers, including Black-Hills Ammunition, CBC Group, Fiocchi Ammunition, PMC, Rio Ammunition, and Wolf Ammunition.

Our GunBroker Marketplace competition comes in multiple formats including other online marketplaces, direct e-commerce, brick & mortar, big box retailers, national, regional, and local stores. Through our marketplace we have created a symbiotic relationship with these same businesses. As e-commerce evolves, retail store front competitors such as Sportsman’s Warehouse, Bass Pro Shops, Cabela’s, and Academy Sports have the ability to attract our customers through in-store pick up and no Federal Firearms License (“FFL”) transfer fees. Manufacturers with an e-commerce presence such as Palmetto State Armory, Ammunition Depot, Vista Outdoors, and Freedom Munitions have the ability to market their products aggressively with less margin impact through their direct-to-consumer model.

Human Capital

As of June 10, 2024, we had a total of 374 employees. Of these employees, 263 were engaged in manufacturing, 29 in sales, marketing and customer service, 33 in research and development, manufacturing engineering, and software engineering, and 49 in various corporate and administrative functions (information technology, accounting, executives, etc.). None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good.

Our human capital proposition is centered around a team-oriented work environment that promotes a culture that fosters engagement, hard work, a desire to win, and accountability. At our core, we strive to attract, develop, and retain employees that want to be a part of a dynamic workforce centered around delivering new products and services to our passionate user base. We value diversity, engagement, and unique viewpoints that enable us to excel in the marketplace.

Seasonality

Our business has not exhibited a material degree of seasonality to date but as we move into more rifle production and strive to meet our customers’ projections and needs, seasonality will have a larger effect on our sales pipeline. In particular, our net sales could be moderately higher in our second and third fiscal quarters because of the fall hunting and holiday seasons.

Intellectual Property

We believe our that tradenames, trademarks, and service markets are important factors in distinguishing our products. In addition, we regard our trade secrets, technological resources, knowhow, licensing arrangements, and endorsements as important competitive factors.

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

We hold the exclusive worldwide sales and distribution rights for the patented O.W.L. Technology™ used by our STREAK VISUAL AMMUNITION™ via our license agreement with ULL. We pay ULL a royalty based on our product sales incorporating this patented technology. We have been using our O.W.L. Technology™ to compete for military contracts in part because we believe that the glow of STREAK VISUAL AMMUNITION™ not being visible to the target (which is unlike conventional tracers) is important to the military and law enforcement.

Such military use is allowed pursuant to that certain Amended and Restated Exclusive License Agreement between ATI and ULL, dated as of November 16, 2017 and effective as of January 1, 2018, as amended(the “License Agreement”). The License Agreement has been renewed twice and currently expires on January 1, 2026, and is renewable in the Company’s sole discretion for successive four-year periods provided the Company is not in breach of the License Agreement.

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

Through our acquisition of SW Kenetics, Inc. (“SWK”) in 2018, we acquired the rights to a patent for modular projectiles. We use this technology is used in connection with our AP and HAPI lines of ammunition.

Included in the acquisition of Jagemann Munitions Components we acquired customer relationships, intellectual property, and the use of a tradename. These intangible assets are used in the operation and production of our ammunition casing business through Jagemann Munition Components.

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

In addition, bills have been introduced in Congress to establish, and to consider the feasibility of establishing a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. Should such a mandatory database be established, the cost to us, our distributors, and our customers could be significant, depending on the type of firearms and ballistic information included in the database. Bills have been introduced in Congress in the past several years that would affect the manufacture and sale of ammunition, including bills to regulate their manufacture, importation, and sale.

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

Transactions taking place on the GunBroker site involving the lawful sale of firearms are facilitated from a listing and documentation standpoint by GunBroker. The transaction is consummated between a third-party buyer and seller and requires the direct involvement of an ATF FFL holder such as a gun shop or range that accepts receipt of the firearms and completes the transaction and delivery subject to confirmation of compliance with applicable federal and/or state laws.

Available Information

You can find reports on our company including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on our website www.ammoinc.com under the “Investor Relations” heading. These reports are available free of charge and as soon as reasonably practicable after they have been filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). We are providing the address of our website solely for the information of investors and the information on our website is not a part of or incorporated into this or any report that we file with the SEC.

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

With the exception of GunBroker’s approximate 25 year history operating as a private company preceding the merger, we have a limited operating history on which you can evaluate our company. Although the corporate entity has existed since 1990, we have only operated as an ammunition manufacturer since March 2017 and we acquired GunBroker in 2021. As a result, our business will be subject to many of the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise.

Our performance is influenced by a variety of economic, social, and political factors.

Our performance is influenced by a variety of economic, social, and political factors. In the year ended March 31, 2024, we believe that general economic conditions and consumer spending patterns negatively impacted our operating results because consumers bought fewer discretionary items such as our products. These economic conditions included, but were not limited to, declines in consumer confidence, and increases in consumer debt levels. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Economic conditions also affect governmental political and budgetary policies. As a result, economic conditions also can have an adverse effect on the sale of our products to law enforcement, government, and military customers.

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

War, terrorism, other acts of violence, or natural, or manmade disasters, such as a global pandemic, may affect the markets in which the Company operates, the Company’s customers, the Company’s delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

The Company’s business and supply chain could be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, food, fire, earthquake, storm or pandemic events, and spread of disease.

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

On April 30, 2023, Director and shareholder Steve Urvan filed suit in the Delaware Chancery Court against the Company, certain Directors, former directors, employees, former employees, and consultants, seeking rescission of the Company’s acquisition of GunBroker and certain affiliated companies. Plaintiff Urvan’s claims include rescission, misrepresentation, and fraud. The Company is currently in communications with its insurance carriers as concerns coverage (defense and indemnification), has engaged counsel and formal/legal service of process is being coordinated at this time. The Company and named defendants are in alignment and believe at this date that the claims are without merit and the Company has engaged Delaware Chancery Court litigation specialists to defend its interests in all respects in this case.

The claims made by Mr. Urvan and such other litigation or claims that may be made against the Company or its officers or directors, from time to time, could negatively affect our business, operations, or financial position. As we grow, we will likely see a rise in the number of litigation matters against us. These matters may include employment and labor claims, product liability, and other claims related to our products, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position.

If we are not able to expand our e-commerce business, our future growth could be curtailed.

Consumers are increasingly purchasing products online. We have operated direct-to-consumer e-commerce stores to maintain an online presence with our end users. The future success of our online operations depends on our ability to use our marketing resources to communicate with existing and potential customers. We face competitive pressure to offer promotional discounts, which could impact our gross margin and increase our marketing expenses. We are limited, however, in our ability to fully respond to competitor price discounting because we cannot market our products at prices that may produce adverse relationships with our customers that operate brick and mortar locations as they may perceive themselves to be at a disadvantage based on lower e-commerce pricing to end consumers. There is no assurance that we will be able to successfully expand our e-commerce business to respond to shifting consumer traffic patterns and direct-to-consumer buying trends.

In addition, e-commerce and direct-to-consumer operations are subject to numerous risks, including implementing and maintaining appropriate technology to support business strategies, reliance on third-party computer hardware/software and service providers, data breaches, violations of state, federal or international laws, including those relating to online privacy, credit card fraud, telecommunication failures, electronic break-ins and similar disruptions, and disruption of Internet service. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business may have an adverse impact on our business and operating results.

The GunBroker auction website facilitates the lawful sale of firearms, ammunition and accessories between listing sellers and interested buyers and includes the direct transactional involvement of FFLs regulated by the ATF. A change in applicable federal or state law and restrictions that prohibits GunBroker from providing its facilitative auction platform services would have a direct substantial financial impact on its operations that may potentially cause an adverse effect on the continuity of its operations.

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

Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss of sales.

There have been an increasing number of cybersecurity incidents affecting companies around the world, which have caused operational failures or compromised sensitive corporate data. Although we do not believe that our systems are at a greater risk of cybersecurity incidents than other similar organizations, any such cybersecurity incidents may result in the loss or compromise of customer, financial, or operational data, disruption of billing, collections, or normal operating activities, disruption of electronic monitoring and control of operational systems, and delays in financial reporting and other management functions. Possible impacts associated with a cybersecurity incident may include among others, remediation costs related to lost, stolen, or compromised data, repairs to data processing systems, increased cyber security protection costs, reputational damage, and adverse effects on our compliance with applicable privacy and other laws and regulations.

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

We manufacture ammunition and ammunition casings for sale to a wide variety of consumers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, manufacturers, law enforcement and security agencies and officers in the United States and throughout the world. The sale of ammunition and ammunition components is influenced by the sale and usage of firearms. Sales of firearms are influenced by a variety of economic, social, and political factors, which may result in volatile sales. Ammunition sales represented a substantial amount of our net sales for the fiscal years ended March 31, 2024, 2023, 2022 and 2021. If ammunition sales decline, our financial results could be adversely impacted and the market price of our Common Stock could decline.

Our manufacturing facilities are critical to our success.

Our manufacturing operations are currently based out of two facilities in Manitowoc, WI and are critical to our success, as we currently produce all of our products at these facilities. These facilities also house our principal research, development, engineering, and design functions.

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

The inability to obtain sufficient quantities of raw materials and components, including brass, steel, or copper jackets, primers, propellant, and projectiles necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales or orders could adversely impact our operating results. Many of the materials used in the production of our products are available only from a limited number of suppliers. We do not have long-term supply contracts with any suppliers. As a result, we could be subject to increased costs, supply interruptions, and difficulties in obtaining raw materials and components. As global conflicts escalate nitrocellulose and propellant production becomes in higher demand, and as a result in these events could constrain U.S. production for propellant destined for the commercial markets, which could have an unforeseen impact on the U.S. firearm and ammunition market.

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

These sales channels involve a number of special risks, including the following:

●	we may be unable to secure and maintain favorable relationships with retailers and distributors;

●	we may be unable to control the timing of delivery of our products to end-user consumers;

●	our retailers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;

●	our retailers and distributors may terminate their relationships with us at any time;

●	our retailers and distributors market and distribute competing products; and

●	our retailers may experience closure due to disease outbreaks or other natural or manmade disasters in a particular region.

Although the Company did not have any customers that comprised more than 10% of total revenues for the year ended March 31, 2024, one customer accounted for approximately 12% of our revenues for the year ended March 31, 2023 and two customers accounted for approximately 18% of our revenues for the year ended March 31, 2022. Although we intend to expand our customer base, our revenue would likely decline if we lost any major customers or if one of these sizable customers were to significantly reduce its orders for any reason. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

In addition, periods of sluggish economies and consumer uncertainty regarding future economic prospects in our key markets can have an adverse effect on the financial health of our customers, which may in turn have a material adverse effect on our business, operating results, and financial condition.

General inflation, including rising energy prices, and interest rates and wages could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our products. Recently, general inflation in the United States, Europe, and other geographies has risen to levels not experienced in recent decades. Additionally, inflation and price volatility may cause our customers to reduce use of our products would harm our business operations and financial position.

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

Our gross margin is higher when our sales mix is skewed toward our higher-margin proprietary product lines versus a lower contribution from mid-market ammunition that we also manufacture. If our actual sales mix results in a lower overall percentage from our proprietary lines, our gross margins will be reduced, which would negatively affect our results of operations.

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

Our competitors may have greater market recognition, larger customer bases, long-term government contracts, and substantially greater financial, technical, marketing, distribution, and other resources than we do and that afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to invest more funds in intellectual property and product development, to negotiate lower prices for raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to consumer requirements more quickly than we can.

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

A significant portion of our revenue is attributable to the sale of our STREAK VISUAL AMMUNITION™. The manufacturing of our Streak products relies, in part, on a patent that is held by ULL. We have an exclusive license to use the licensed technology, derivative and related technology worldwide. We may renew this license agreement for successive four-year periods provided we are in compliance with the agreement. If we breach the license agreement, the licensor may terminate the agreement and if we fail to renew the license, we may be unable to use the technology, which, in either case, could significantly harm our results of operations, financial position, and prospects.

Excess inventory can lead to write-downs, impacting our financial statements and overall company performance.

Excess inventory can become obsolete, damaged, or unsellable over time. If the market value of our excess inventory, primarily consisting of primers, falls below its book value (the historical cost recorded on the balance sheet), we would be required to write-down the value of that inventory. Such a write-down would reduce the inventory balance, reflecting the impairment while still accounting for the remaining sellable inventory. The impact of excess inventory on our financial statements would include the following:

●	For the income statement, when an adjustment entry removes the excess inventory, it reduces the closing inventory and increases the cost of goods sold;

●	For the balance sheet, it is directly impacted by write-downs lowering the recorded value of inventory; and

●	For the statement of cash flows, excess inventory ties up cash and affects cash flow. Write-downs release some of that tied-up capital that adjusts our net income and impacting the company’s future cash flows.

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

As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. In addition, laws regulating certain consumer products exist in some cities and states, and in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished, and we could have large quantities of finished products that we are unable to sell. We are also subject to the rules and regulations of the ATF. If we fail to comply with ATF rules and regulations, the ATF may limit our growth or business activities, levy fines against or revoke our license to do business. Our business, and the business of all producers and marketers of ammunition and firearms, is also subject to numerous federal, state, local, and foreign laws, regulations, and protocols.

Several states currently have laws in effect that are similar to, and, in certain cases, more restrictive than, these federal laws. Compliance with all of these regulations is costly and time-consuming. Any violation of any of these regulations could cause us to incur fines and penalties, may also lead to restrictions on our ability to manufacture and sell our products and services and to import or export the products we sell and may otherwise harm our business.

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

Risks Related to our Common Stock

If we fail to comply with the rules of the Nasdaq Stock Market for continued listing or other requirements, our shares may be delisted.

Our Common Stock is listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “POWW.” If we fail to comply with Nasdaq’s rules for continued listing, including, without limitation, minimum market capitalization and other requirements, Nasdaq may take steps to delist our shares. Failure to maintain our Nasdaq listing would make it more difficult for shareholders to sell our Common Stock and more difficult to obtain accurate price quotations on our Common Stock. The delisting of our shares could have an adverse effect on the market price of our Common Stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our Common Stock is not traded on a national securities exchange.

The exercise of warrants, and issuance of incentive stock grants may have a dilutive effect on our stock, and negatively impact the market price of our Common Stock.

As of June 10, 2024, we had outstanding warrants to purchase 1,664,555 shares of our Common Stock with a weighted average exercise price of $2.15. As of June 10, 2024, there were options to purchase 175,000 shares of Common Stock outstanding and 2,303,159 shares of Common Stock are reserved for future issuance under the Ammo, Inc. 2017 Equity Incentive Plan. We may in the future increase the number of shares available under the plan or adopt a new equity incentive plan pursuant to which we may issue additional shares of our common stock. We expect to be able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under our existing equity incentive plan and any similar plans that we adopt in the future.

To the extent that any of the outstanding warrants and outstanding and future options are exercised, our current stockholders will experience dilution with respect to their current holdings of our Common Stock. For the life of such warrants and options, the holders will have the opportunity to profit from a rise in the price of the Common Stock with a resulting dilution in the interest of the other holders of Common Stock. Further, the existence of such warrants and options may adversely affect the market price of our Common Stock.

Our management has concluded that we have material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures are not effective. If we fail to develop or maintain an effective system of internal control, we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting.

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

During the audit of our financial statements for the year ended March 31, 2024, our management identified material weaknesses in our internal control over financial reporting, as described in “Item 9 Controls and Procedures - Management’s Annual Report on Internal Control Over Financial Reporting.”

These material weaknesses, if not remediated, create an increased risk of misstatement of the Company’s financial results, which, if material, may require future restatement thereof. A failure to implement improved internal control over financial reporting, or difficulties encountered in their implementation or execution, could cause future delays in our reporting obligations, and could have a negative effect on us and the trading price of our Common Stock. If these weaknesses and inadequate disclosure controls and procedures continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

Effective internal control over financial reporting and related controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our business and operating results could be harmed.

General Risk Factors

Our operating results may experience significant fluctuations.

Many factors can contribute to significant fluctuations in our results of operations. These factors include the following:

●	the cyclicality of the markets we serve;

●	the timing and size of new orders;

●	the cancellation of existing orders;

●	the volume of orders relative to our capacity;

●	product introductions and market acceptance of new products or new generations of products;

●	timing of expenses in anticipation of future orders;

●	changes in product mix;

●	availability of production capacity;

●	changes in cost and availability of labor and raw materials;

●	timely delivery of products to customers;

●	pricing and availability of competitive products;

●	new product introduction costs;

●	changes in the amount or timing of operating expenses;

●	introduction of new technologies into the markets we serve;

●	pressures on reducing selling prices;

●	excess inventory levels;

●	our success in serving new markets;

●	adverse publicity regarding the safety, performance, and use of our products;

●	the institution and adverse outcome of any litigation;

●	political, economic, or regulatory developments;

●	changes in economic conditions; and

●	natural and manmade disasters, including health emergencies such as the recent COVID-19 pandemic.

As a result of these and other factors, we believe that period-to-period comparisons of our results of operations may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

In the future, we may require additional capital to fund the planned expansion of our business and to respond to business opportunities, challenges, potential acquisitions, or unforeseen circumstances. We could encounter unforeseen difficulties that may deplete our capital resources rapidly, which could require us to seek additional financing in the near future. The timing and amount of any additional financing that is required to continue the expansion of our business and the marketing of our products will depend on our ability to improve our operating results and other factors. We may not be able to secure additional debt or equity financing on a timely basis or on favorable terms, or at all. Further, such financing, if obtained, could result in substantial dilution of the equity interests of existing stockholders. If we are unable to secure any necessary additional financing, we may need to delay expansion plans, conserve cash, and reduce operating expenses. There is no assurance that any additional financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover.

Our certificate of incorporation, bylaws, and Delaware law contain certain provisions that may have the effect of deterring or discouraging, among other things, a non-negotiated tender or exchange offer for shares of Common Stock, a proxy contest for control of our company, the assumption of control of our company by a holder of a large block of Common Stock, and the removal of the management of our company. Such provisions also may have the effect of deterring or discouraging a transaction which might otherwise be beneficial to stockholders. Our certificate of incorporation also authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of Common Stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” Further, our Bylaws authorize our Board of Directors to fill vacancies on the Board, including as a result of newly created directorships. A majority of the remaining directors may elect a successor to fill any vacancies or newly created directorships. Such provisions could limit the price that investors might be willing to pay in the future for shares of our Common Stock and impede the ability of the stockholders to replace management.

The elimination of monetary liability against our directors under Delaware law pursuant to our certificate of incorporation and the existence of indemnification rights to our directors and officers under Delaware law and our certificate of incorporation and bylaws, may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees. We also entered into contractual indemnification obligations under employment agreements with our executive officers. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and our stockholders.

Our certification of incorporation designates the Court of Chancery in the State of Delaware as the sole and exclusive forum for actions or proceedings that may be initiated by our stockholders, which could discourage claims or limit stockholders’ ability to make a claim against the Company, our directors, officers, and employees.

Our certificate of incorporation states that unless the Corporation consents in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial) to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) an action asserting a claim of breach of fiduciary duty owed by any director, officer, or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, its directors, officers, or employees arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against the Company, its directors, officers, or employees governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction.

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

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, holders of the Series A Preferred Stock will be entitled to receive any of our assets remaining only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. At March 31, 2024, our total liabilities equaled approximately $43.3 million.

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

Also, although holders of Series A Preferred Stock are entitled to limited voting rights, with respect to the circumstances under which the holders of Series A Preferred Stock are entitled to vote, the Series A Preferred Stock votes separately as a class along with all other series of our preferred stock that we may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of Series A Preferred Stock may be significantly diluted, and the holders of such other series of preferred stock that we may issue may be able to control or significantly influence the outcome of any vote.

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

One of the factors that influences the market price of the Series A Preferred Stock is the dividend yield on the Series A Preferred Stock (as a percentage of the market price of the Series A Preferred Stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of the Series A Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A Preferred Stock to materially decrease.

We may not be able to pay dividends on the Series A Preferred Stock if we have insufficient cash to make dividend payments.

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, to be able to pay our debts as they become due in the usual course of business. Further, even if we meet this criteria, we still may not have sufficient cash to pay dividends on the Series A Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this report were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our preferred stock, including the Series A Preferred Stock, to pay our indebtedness or to fund our other liquidity needs.

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

Our Series A Preferred Stock has not been rated.

We have not sought to obtain a rating for the Series A Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series A Preferred Stock. Also, we may elect in the future to obtain a rating for the Series A Preferred Stock, which could adversely affect the market price of the Series A Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on a watch list, or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision, placing on a watch list or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock.

We may redeem the Series A Preferred Stock.

On or after May 18, 2026, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time. Also, upon the occurrence of a Change of Control (as defined in the certificate of designations with respect to the Series A Preferred Stock), we may, at our option, redeem the Series A Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred. We may have an incentive to redeem the Series A Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend on the Series A Preferred Stock. If we redeem the Series A Preferred Stock, then from and after the redemption date, dividends will cease to accrue on shares of Series A Preferred Stock, the shares of Series A Preferred Stock will no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption.

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

The voting rights for a holder of Series A Preferred Stock are limited. Our shares of Common Stock are the only class of our securities that carry full voting rights. Voting rights for holders of the Series A Preferred Stock exist primarily with respect to the ability to elect, voting together with the holders of any other series of our preferred stock having similar voting rights, two additional directors to our board of directors, subject to certain limitations in the event that dividends payable on the Series A Preferred Stock are in arrears for four or more consecutive or non-consecutive quarterly dividend periods, and with respect to voting on amendments to our certificate of incorporation or certificate of designations relating to the Series A Preferred Stock that materially and adversely affect the rights of the holders of Series A Preferred Stock or authorize, increase or create additional classes or series of our capital stock that are senior to the Series A Preferred Stock. Other than the limited circumstances set forth in the certificate of designations for the Series A Preferred and except to the extent required by law, holders of Series A Preferred Stock do not have any voting rights.

The Series A Preferred Stock is not convertible, and investors will not realize a corresponding upside if the market price of the Common Stock increases.

The Series A Preferred Stock is not convertible into shares of Common Stock and earns dividends at a fixed rate. Accordingly, an increase in market price of our Common Stock will not necessarily result in an increase in the market price of our Series A Preferred Stock. The market value of the Series A Preferred Stock may depend more on dividend and interest rates for other preferred stock, commercial paper and other investment alternatives and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to, the Series A Preferred Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

As a publicly traded ammo manufacturer and e-commerce outdoor company, we are acutely aware of the importance of robust cybersecurity measures in safeguarding our information assets, operational integrity, and reputation. Our approach to cybersecurity risk management is integrated into our broader risk management framework and overseen by our Board of Directors.

We have established comprehensive processes to assess, identify, and manage material risks from cybersecurity threats. These processes include continuous evaluation of potential threats, regular security assessments of third-party service providers, and stringent monitoring procedures to mitigate risks related to data breaches and other security incidents. We periodically engage third-party consultants, legal advisors, and audit firms to evaluate and assess our risk management systems and to assist in the remediation of potential cybersecurity incidents, as necessary.

Our Information Security Program (“Program”) is designed to protect personal and proprietary information in compliance with federal and state requirements. The Program aims to:

●	ensure the security and confidentiality of employee and customer personal information, as well as Company proprietary information;

●	protect against anticipated threats or hazards to the security or integrity of such information; and

●	prevent unauthorized access to, use of, or transfer of such information, thereby protecting the Company, its employees, and customers from potential harm or inconvenience.

We use a variety of tools and services, including network monitoring, vulnerability assessments, and tabletop exercises, to enhance our cybersecurity posture. Our incident response plan is comprehensive, detailing procedures for preparing for, detecting, responding to, and recovering from cybersecurity incidents. This plan includes processes for triaging, assessing the severity of, escalating, containing, investigating, and remediating cybersecurity incidents, while ensuring compliance with relevant legal obligations.

In addition to internal measures, we manage cybersecurity risks associated with third-party suppliers, particularly those with access to our systems or confidential data. We perform due diligence on critical third-party suppliers and monitor identified cybersecurity threats. We require these suppliers to contractually agree to manage their cybersecurity risks according to our standards or to submit to cybersecurity audits conducted by our agents.

We regularly engage third-party experts to conduct information security testing, including penetration testing, on our systems and infrastructure. Our information security program undergoes periodic external assessments aligned with the National Institute of Standards and Technology Cybersecurity Framework and the Payment Card Industry Data Security Standard. This alignment helps us identify, assess, and manage cybersecurity risks relevant to our business.

Governance

Our Board of Directors oversee our cybersecurity risk management. Directors receive reports as requested from management, including senior IT leadership and third parties, on cybersecurity matters. Additionally, the Board of Directors is kept informed about cybersecurity risks as part of our overall enterprise risk management program and through regular business updates.

Senior IT leaders and compliance officer are responsible for developing and implementing appropriate cybersecurity programs and ensuring our compliance with applicable laws and regulations. These leaders, equipped with relevant degrees, certifications, and extensive work experience, are informed by their cybersecurity teams about ongoing efforts to prevent, detect, mitigate, and remediate cybersecurity incidents.

Information regarding cybersecurity risks is communicated through various channels, including direct discussions between key leaders and Company management, and reports to the Board of Directors and its committees. The Board of Directors regularly receives updates from our compliance officer and senior IT leadership on the status of our cybersecurity measures and any significant developments.

Our commitment to cybersecurity is a fundamental aspect of our operational strategy, ensuring the protection of our information assets, the continuity of our operations, and the trust of our stakeholders.

ITEM 2. PROPERTIES

Our executive offices are located in Scottsdale, Arizona (“AZ”) where we lease approximately 21,000 square feet under a month-to-month triple net lease for approximately $25,000 per month. This space houses our principal executive, administration, and marketing functions.

We lease a 10,000 square foot facility located in Atlanta, Georgia (“GA”) for approximately $20,000 per month. This space houses our GunBroker offices and operations.

We lease a 36,000 square foot facility located in Manitowoc, WI for approximately $10,000 per month. We utilize this facility for manufacturing and packaging .

We own a 185,000 square foot facility in Manitowoc, WI. Since our second fiscal quarter in the year ended March 31, 2023, we have utilized this facility for ammunition and casing manufacturing, research and development, packing, and shipping activities. A portion of this facility was financed by our Construction Loan. The terms of the Construction Loan are documented in Note 12 of our consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

On April 30, 2023, Steve Urvan, one of our directors, filed a lawsuit against the Company and certain individuals (including some of its officers and directors) in the Delaware Court of Chancery. Mr. Urvan’s complaint alleges that he was fraudulently induced to sell GunBroker.com to the Company. Mr. Urvan seeks partial rescission of the transaction, monetary damages and other relief. The Company and the individual defendants plan to vigorously defend the Company and themselves against Mr. Urvan.

In addition, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position, results of operations or cash flows. We record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.

Please reference the Contingencies section of Note 2 of our Financial Statements for additional disclosure.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock has been listed on Nasdaq since December 1, 2020 and is trading on Nasdaq under the symbol “POWW”.

Holders of Common Equity

As of June 10, 2024, there were 119,181,067 shares of Common Stock outstanding and there were approximately 271 holders of record of the Common Stock.

Dividend Information

We have never declared or paid dividends on our Common Stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we intend to retain any earnings in our business, and therefore do not anticipate paying dividends in the foreseeable future. We paid preferred dividends on our Series A Preferred Stock in the amount of $3.0 million for the year ended March 31, 2024.

We currently have $0.1 million of unpaid accrued dividends on our Series A Preferred Stock as of the date of this filing. Accordingly, we may not be able to declare a dividend on our Common Stock unless full cumulative dividends on the Series A Preferred Stock have been or contemporaneously are declared and paid or declared.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of March 31, 2024 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	-	-	2,303,159

Total	-	-	2,303,159

Transfer Agent

We have appointed Securities Transfer Corporation (“STC”) as the transfer agent for our Common Stock and Series A Preferred Stock. The principal office of STC is located at 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093, and its telephone number is (469) 633-0101.

Recent Sales of Unregistered Securities

None.

Issuers Repurchase of Equity Securities

On February 8, 2022, we announced that our Board of Directors authorized a share repurchase program for up to $30 million of our outstanding common stock. On March 28, 2023, we announced that our Board of Directors authorized the extension of our repurchase program until February 2024. On February 8, 2024, we announced that our Board of Directors authorized the extension of our repurchase program until February 2025.

There we no share repurchases under our repurchase program during the fourth fiscal quarter of the 2024 fiscal year.

As of June 10, 2024, approximately 1.4 million shares have been repurchased in total. The current plan is in effect until February 2025 and the remaining funds available to the Company pursuant to the repurchase plan is approximately $27.4 million.

Performance Graph

The following graph compares the cumulative total stockholder return of our common stock (Nasdaq: POWW) in comparison to the cumulative total return of the Nasdaq Capital Market Composite (“Nasdaq CMC”) and the Russell 2000 Index (“Russell 2000”) for the period from March 31, 2019 through March 31, 2024. The graph assumes an investment of $100 in our common stock and in each of the indexes on March 31, 2019. The calculation of cumulative stockholder return on the Nasdaq CMC and Russell 2000 include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

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

Overview

AMMO, Inc., owner of the GunBroker Marketplace, the largest online marketplace serving the firearms and shooting sports industries, and a vertically integrated producer of high-performance ammunition and premium components began its operations in 2017.

Through our GunBroker Marketplace segment (acquired in April 2021), we allow third party sellers to list items consisting of firearms, hunting gear, fishing equipment, outdoor gear, collectibles, and much more on our site, while facilitating compliance with federal and state laws that govern the sale of firearms and restricted items. This allows our base of over 8.1 million users to follow ownership policies and regulations through our network of over 31,000 federally licensed firearms dealers as transfer agents. The nature and operation of the Marketplace as an online auction and sales platform also affords our Company a unique view into the total domestic market for the purpose of understanding sales trends at a granular level across all elements of the outdoor sports and shooting space. Our vision is to expand the services on GunBroker and to become a peer to those in our industry. Recent expansions we have made to the platform are;

● Payment Processing – facilitating payment between parties allowing sellers to offer fast and secure electronic payments and allowing buyers to experience the ease of instant checkout.

● Carting Ability – enables our buyers to checkout multiple items from multiple sellers in a single transaction. Our buyers are able to finalize one transaction including both regulated and nonregulated items, while also affording them the ability to ship their purchases to more than one location.

● GunBroker Analytics – through the compilation and refinement of vast Marketplace data, we offer e-commerce market analytics to our industry peers allowing them to better manage business strategy and planning. The analytics offering will be rebranded to Outdoor Analytics during fiscal year 2025 to expand service offerings.

● GunBroker Advertising – content creation for manufactures, email campaigns and banner ads are all part of our advertising offerings to the outdoor industry.

Through our Ammunition segment, we are tailoring our focus of our manufacturing operations to the production of premium pistol and rifle ammunition and supporting industry partners with manufactured components such as premium pistol and rifle brass casings. We will continue to leverage our flagship brands that are proprietary in nature like STREAK VISUAL AMMUNITION™ , /stelTH/™, Signature-on-Target, and HUNT and extend our product offering with premium rifle lines and brands that complement our technologically innovative heritage. We also continue to ensure dynamic performance under the exacting standards of the U.S. military complex in support of our cutting-edge developmental ammunition programs as we seek out and effectively execute upon new governmental-based opportunities.

Results of Operations

The following discussion is intended to provide our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following information should be read in conjunction with our consolidated financial statements included in this Annual Report beginning on page F-1.

Fiscal Year 2024 Compared to Fiscal Year 2023

Our financial results for the year ended March 31, 2024 reflect our transition into our new operational strategic position, focusing on higher brass casing production and sales. We believe that we have hired a strong team of professionals and developed innovative products to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on building profitability through our rifle brass manufacturing. We experienced a 24.2% decrease in our Net Revenues for the year ended March 31, 2024 compared with the year ended March 31, 2023. This was the result of decreased revenue in both of our reporting segments due to changes in market demand as discussed below, and specifically for our ammunition division, changes in pricing, sales mix. We believe that the shift in our operational strategy focusing on higher brass casing production and sales negatively impacted our sales in the year ended March 31, 2024 as compared to the year ended March 31, 2023. Additionally, equipment malfunction related to rifle production in our manufacturing facility in Manitowoc caused lower production output contributing to lower sales results. Our focus on creating profitability is in contrast to revenue growth.

The following table presents summarized financial information for the years ended March 31, 2024 and 2023, taken from our consolidated statements of operations:

	For the Year Ended
	March 31, 2024	March 31, 2023

Net Revenues	$145,054,572	$191,439,801
Cost of Revenues	102,431,803	136,031,204
Gross Margin	42,622,769	55,408,597
Sales, general & administrative expenses	61,199,966	58,667,516
Income (loss) from Operations	(18,577,197)	(3,258,919)
Other income (expense)
Other income (expense)	(779,066)	(606,881)
Income (loss) before provision for income taxes	$(19,356,263)	$(3,865,800)
Provision for income taxes	(3,791,063)	730,238
Net Income (Loss)	$(15,565,200)	$(4,596,038)

Non-GAAP Financial Measures

We analyze operational and financial data to evaluate our business, allocate our resources, and assess our performance. In addition to total net sales, net loss, and other results under accounting principles generally accepted in the United States (“GAAP”), the following information includes key operating metrics and non-GAAP financial measures that we use to evaluate our business. We believe that these measures are useful for period-to-period comparisons of the Company. We have included these non-GAAP financial measures in this Annual Report on Form 10-K because they are key measures we use to evaluate our operational performance, produce future strategies for our operations, and make strategic decisions, including those relating to operating expenses and the allocation of our resources. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

Adjusted EBITDA

	For the	For the
	Year Ended	Year Ended
	March 31, 2024	March 31, 2023

Reconciliation of GAAP net income to Adjusted EBITDA
Net Loss	$(15,565,200)	$(4,596,038)
Provision for income taxes	(3,791,063)	730,238
Depreciation and amortization	18,813,897	17,519,949
Interest expense, net	446,473	632,062
Employee stock awards	4,082,108	5,807,779
Stock grants	203,000	179,094
Common stock purchase options	430,457	-
Warrants issued for services	-	213,819
Other income (expense), net	332,593	(25,181)
Contingent consideration fair value	(80,540)	(63,764)
Other nonrecurring expenses(1)	10,498,990	1,248,865
Proxy contest fees(2)	-	4,724,385
Adjusted EBITDA	$15,370,715	$26,371,208

(1) (2)

Other nonrecurring expenses consist of professional and legal fees that are nonrecurring in nature.

Includes proxy contest fees of $910,000 for Employee Stock Awards issued as a result of the Settlement Agreement as discussed in Note 17 of our financial statements.

Adjusted EBITDA is a non-GAAP financial measures that displays our net loss, adjusted to eliminate the effect of certain items as described below.

We have excluded the following non-cash expenses from our non-GAAP financial measures: provision or benefit for income taxes; depreciation and amortization; share-based or warrant-based compensation expenses; and changes to the contingent consideration fair value. We believe that it is useful to exclude these non-cash expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

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

Non-GAAP financial measures have limitations, should be considered as supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

●	Employee stock awards, stock grants, and common stock purchase options expense has been, and will continue to be for the foreseeable future, a significant recurring expense in the Company and an important part of our compensation strategy;
●	the assets being depreciated or amortized may have to be replaced in the future, and the non-GAAP financial measures do not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or other capital commitments;
●	non-GAAP measures do not reflect changes in, or cash requirements for, our working capital needs; and
●	other companies, including companies in our industry, may calculate their non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.

Because of these limitations, you should consider the non-GAAP financial measures alongside other financial performance measures, including our net loss and our other financial results presented in accordance with GAAP.

Net Revenues

The following table shows our revenues by the various categories that comprise our total revenues for the years ended March 31, 2024 and March 31, 2023. “Proprietary ammunition” include those lines of ammunition that we manufacture at our facilities and sell under the brand names “STREAK VISUAL AMMUNITION™” and “/stelTH/™”. We define “standard ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “standard ammunition” includes ammunition that we manufacture at our facilities as well as any completed ammunition that we acquire in the open market for sale to others. Also included in this category is low cost target pistol and rifle ammunition as well as bulk packaged ammunition that we manufacture using reprocessed brass casings. Ammunition within the standard ammunition product line typically carries much lower gross margins than our proprietary ammunition.

	For the Year Ended
	March 31, 2024	March 31, 2023
Proprietary Ammunition	$6,265,500	$10,779,035
Standard Ammunition	63,125,301	103,337,009
Ammunition Casings	21,721,695	14,174,084
Marketplace Revenue	53,942,076	63,149,673
Total Net Revenues	$145,054,572	$191,439,801

Net Revenues for the year ended March 31, 2024 decreased by $46.4 million, or 24.2%, from the prior year due to changes in market conditions. This was due to the result of a decrease of $40.2 million in sales of bulk pistol and rifle ammunition, $4.5 million in sales of Proprietary Ammunition, and $9.2 million in sales generated from our GunBroker Marketplace, which primarily consists of auction revenue, as well as payment processing revenue, and shipping income, partially offset by an increase of $7.5 million in our casing sales. We believe that the shift in our operational strategy focusing on higher brass casing production and sales negatively impacted our sales in the year ended March 31, 2024 as compared to the year ended March 31, 2023. Additionally, equipment malfunction related to rifle production in our manufacturing facility in Manitowoc caused lower production output contributing to lower sales results. Management anticipates an increase in ammunition casings sales as capacities come online in its new Manitowoc facility.

With our new Manitowoc facility coming online we will continue to expand distribution into commercial markets, introduce new product lines, and continue to initiate sales to U.S. law enforcement, military, and international markets.

For example, through our acquisition of SWK, the Company has developed and deployed a line of tactical armor piercing (“AP”) and hard armor piercing incendiary (“HAPI”) precision ammunition to meet the lethality requirements of both the U.S. and foreign military customers. We continue to demonstrate our AP and HAPI ammunition to military personnel at scheduled and invite only events, resulting in increased interest and procurement discussions. The Company has since developed the ballistic match (“BMMPR”) and Signature-on-Target rounds under contract with the U.S. Government in support of U.S. special operations which have been publicly announced pursuant to governmental authorization. Additional work continues in support of the military operations of the U.S. and its ally military components which is not currently subject to disclosure.

It is important to note that, although U.S. law enforcement, military and international markets represent significant opportunities for our Company, they also have a long sales cycle. The Company’s sales team has been effective in establishing sales and distribution channels, both in the United States and abroad, that we anticipated will drive sustained sales opportunity in the military, law enforcement, and commercial markets.

Cost of Revenues

Cost of Revenues decreased by approximately $33.6 million from $136.0 million to $102.4 million for the year ended March 31, 2024 compared to the comparable period ended in 2023. This was the result of a significant decrease in net sales as well increases to non-cash depreciation related to increases in production equipment, expensing of increased labor, and overhead used to produce finished product during 2024 as compared to 2023. Cost of Revenues for our ammunition segment consists of product cost and cost directly and indirectly associated with getting those products to a sellable state and for our marketplace segment, consists of cost associated with facilitating transactions on the platform.

Gross Margin

Our gross margin percentage, which measures our gross profit as a percentage of sales increased to 29.4% during the year ended March 31, 2024 from 28.9% for the year ended March 31, 2023. This was primarily a result of our marketplace, GunBroker which, by nature has significantly higher margins than our manufactured products, offset by increases in labor costs and overhead in our ammunition segment.

We believe that as we grow ammunition segment sales through new markets and expanded distribution that our gross margins will continue to increase. Our goal in the next 12 to 24 months is to continue to improve our gross margins. This will be accomplished through the following:

●	Capacity improvements at the Plant and expansion of our rifle casing and loading lines;

●

Increased product sales, specifically of proprietary and flagship lines of ammunition, like the STREAK VISUAL AMMUNITION™, /stelTH/™, Signature-on-Target, and HUNT all of which carry higher margins as a percentage of their selling price;

●	Introduction of new lines of ammunition that carry higher margins in the consumer and government sectors;

●	Reduced component costs through insourced operations of our ammunition segment and expansion of strategic relationships with component providers resulting in cost savings;

●	Expanded use of automation equipment that reduces the total labor required to assemble finished products;

●	Vertical integration into tooling manufacturing and annealing of rifle cases that have previously been outsourced;

●	Better leverage of our fixed costs through expanded production to support the sales objectives

●	With the addition of the multi-item cart, the payment processing, we’ve adjusted our category fees for nonregulated items that will enable us to increase our take rate across the platform as we enable cross selling;

●	And, we are growing our advertising sales, financing partnerships, and bringing shipping options to our community.

Operating Expenses

Operating expenses consists of selling and marketing expenses, corporate general & administrative, and employee salaries and related expenses. Operating expenses increased by approximately $2.5 million for the year ended March 31, 2024 compared to the prior year, and increased as a percentage of sales to 42.2% in the 2024 fiscal year from 30.6% for the year ended March 31, 2023. This increase was primarily due to a $4.9 million, or 18.4%, increase in corporate general and administrative expenses, offset by a $3.4 million, or 71.0%, decrease in selling and marketing expenses, during the year ended March 31, 2024 compared to the prior year.

Selling and marketing expenses consists of commissions related to our sales, as well as advertising and marketing expenses. During the year ended March 31, 2024, our selling and marketing expenses decreased primarily as a result of decreases in sales commission due to the decrease in the amount of sales of our products and services compared to the year ended March 31, 2023.

The increase in our corporate general and administrative expenses was due primarily to an increase of $9.2 million of nonrecurring expenses, consisting of professional and legal fees that are nonrecurring in nature, offset by the lack of expenses relating to a proxy contest in connection with our annual meeting of stockholders held on January 5, 2023, in connection with which we incurred $4.7 million in expenses.

In addition, employee salaries and related expenses increased approximately $1.0 million for the year ended March 31, 2024 compared to the year ended March 31, 2023. Such increase was primarily the result of $0.8 million of additional payroll expenses that we incurred as a result of the implementation of an employee bonus program during the 2024 fiscal year.

Other Income and Expenses

Total other expense for the year ended March 31, 2024, increased by $0.4 million compared to the year ended March 31, 2023. This was primarily the result of $0.2 million in losses recorded on the disposal of assets.

The decrease in interest expense was mainly due to additional interest of approximately $0.2 million during the year ended March 31, 2024 compared to the prior year on our Construction Note Payable, offset by approximately $0.3 million of interest income.

Income Taxes

For the year ended March 31, 2024, we recorded a benefit for federal and state income taxes of approximately $3.8 million in comparison to a $0.7 million provision for federal and state income taxes in the year ended March 31, 2023, as a result of the increase in our net loss before taxes during fiscal 2024 compared to the prior year.

Net Loss

We ended the year ended March 31, 2024 with a net loss of approximately $15.6 million compared with a Net Loss of approximately $4.6 million for the year ended March 31, 2023.

Our goal is to continue to improve our operating results as we focus on increasing sales and reducing our operating expenses.

Fiscal Year 2023 Compared to Fiscal Year 2022

Results of Operations

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

The following table presents summarized financial information for the years ended March 31, 2023 and 2022, taken from our consolidated statements of operations:

	For the Year Ended
	March 31, 2023	March 31, 2022

Net Revenues	$191,439,801	$240,269,166
Cost of Revenues	136,031,204	151,505,657
Gross Margin	55,408,597	88,763,509
Sales, general & administrative expenses	58,667,516	51,614,147
Income (loss) from Operations	(3,258,919)	37,149,362
Other income (expense)
Other income (expense)	(606,881)	(615,957)
Income (loss) before provision for income taxes	$(3,865,800)	$36,533,405
Provision for income taxes	730,238	3,285,969
Net Income (Loss)	$(4,596,038)	$33,247,436

Non-GAAP Financial Measures

Adjusted EBITDA

	For the	For the
	Year Ended	Year Ended
	March 31, 2023	March 31, 2022

Reconciliation of GAAP net income to Adjusted EBITDA
Net Income (Loss)	$(4,596,038)	$33,247,436
Provision for income taxes	730,238	3,285,969
Depreciation and amortization	17,519,949	17,339,093
Interest expense, net	632,062	637,797
Employee stock awards	5,807,779	5,759,000
Stock grants	179,094	252,488
Stock for services	-	4,200
Warrants issued for services	213,819	718,045
Contingent consideration fair value	(63,764)	(385,750)
Other income	(25,181)	(21,840)
Proxy contest fees(1)	4,724,385	-
Other nonrecurring expenses(2)	1,248,865	-
Adjusted EBITDA	$26,371,208	$60,836,438

(1)	Includes proxy contest fees of $910,000 for Employee Stock Awards issued as a result of the Settlement Agreement as discussed in Note 17 of our consolidated financial statements.
(2)	Other nonrecurring expenses consist of professional and legal fees that are nonrecurring in nature.

In addition to the adjustments described above, we have modified our adjusted EBITDA calculation in our 2023 fiscal year to remove the adjustment for excise taxes as we believe this is a better representation of our operations. In prior periods, we included an adjustment for excise taxes, but will not include this adjustment in future periods.

Net Revenues

The following table shows our revenues by the various categories that comprise our total net revenues for the years ended March 31, 2023 and March 31, 2022.

	For the Year Ended
	March 31, 2023	March 31, 2022
Proprietary Ammunition	$10,779,035	$10,071,659
Standard Ammunition	103,337,009	151,387,366
Ammunition Casings	14,174,084	14,201,625
Marketplace Revenue	63,149,673	64,608,516
Total Net Revenues	$191,439,801	$240,269,166

Revenues for the year ended March 31, 2023 decreased by $48.8 million, or 20.3%, from the prior year almost entirely as the result of a $48.1 million decrease in sales of bulk pistol and rifle ammunition. Sales of bulk pistol and rifle ammunition decreased year-over-year due to changes in market conditions.

Cost of Revenues

Cost of revenues decreased by $15.5 million, or 10.2%, for the year ended March 31, 2023 compared to the year ended March 31, 2022. This was the result of the decrease in sales of our products, as discussed in “Revenues” above, as well increases to non-cash depreciation related to increases in production equipment, expensing of increased labor, overhead, and raw materials used to produce finished product during 2023 as compared to 2022.

Gross Margin

Our gross margin percentage decreased to 28.9% during the year ended March 31, 2023 from 36.9% during the year ended March 31, 2022. This was primarily a result of increases in the costs of materials, labor, and overhead in our ammunition segment, which was offset by our online marketplace, GunBroker.com which, by nature has significantly higher margins than our manufactured products.

Operating Expenses

Operating expenses increased by $7.1 million for the year ended March 31, 2023 compared to the prior year, and increased as a percentage of sales to 30.6% from 21.5% for the year ended March 31, 2022. This increase was primarily due to increases of $8.0 million, or 47.1%, in corporate general and administrative expenses and $2.1 million, or 15.2%, in employee salaries and related expenses, offset by a $2.6 million, or 35.3%, decrease in selling and marketing expenses, during the year ended March 31, 2023 compared to the prior year.

For the year ended March 31, 2023, we incurred additional expenses in the amounts of $5.6 million related to a proxy contest, of which $0.9 million was included non-cash stock compensation, and $1.2 million of nonrecurring expenses.

Selling and marketing expenses decreased during the year ended Marh 31, 2023, compared to the prior year, primarily as a result of the decreases in sales commission due to the year-over-year decrease in the amount of sales of our products.

Corporate general and administrative expenses increased year-over-year due to $6.6 million of legal and professional fees and expenses incurred during 2023, largely related to the proxy contest, as discussed above, and $1.2 million of nonrecurring expenses, which consist of professional and legal fees that are nonrecurring in nature, for which there were no comparable expenses during the year ended March 31, 2022.

Employee salaries and related expenses increased $2.1 million for the year ended March 31, 2023 compared to the year ended March 31, 2022, primarily as a result of $2.1 million of additional payroll expenses incurred as a result of payments due upon termination without cause as a result of the Proxy Settlement Agreement (as discussed in Note 17 – Related Party Transactions of our consolidated financial statements) and the addition of employees in our Marketplace segment.

Other Income and Expense

For the year ended March 31, 2023, other income and interest expense remained constant compared with year ended March 31, 2022. The change to interest expense from the prior periods was mainly due to increases related to our Construction Note Payable of approximately $0.3 million and decreases in activity related to our Factoring Liability and our Inventory Credit Facility of approximately $0.3 million.

Income Taxes

For the year ended March 31, 2023, we recorded a provision for federal and state income taxes of approximately $0.7 million in comparison to $3.3 million in the year ended March 31, 2022, as a result of the decrease in net income(loss) before taxes.

Net Income

We ended the year ended March 31, 2023 with a net loss of approximately $4.6 million compared with a Net Income of approximately $33.2 million for the year ended March 31, 2022.

Our goal is to continue to improve our operating results as we focus on increasing sales and reducing our operating expenses.

Liquidity and Capital Resources

As of March 31, 2024, we had $55,586,441 of cash and cash equivalents, an increase of $16,452,414 from March 31, 2023.

Working capital is summarized and compared as follows:

	March 31, 2024	March 31, 2023
Current assets	$131,525,266	$128,451,893
Current liabilities	30,940,272	25,463,399
	$100,584,994	$102,988,494

Liquidity

We expect existing working capital, cash flow from operations, bank borrowings, and sales of equity and debt securities are expected to be adequate to fund our operations over the next year. Generally, we have financed operations to date through the proceeds of stock sales, bank financings, and related-party notes. These sources have been adequate to fund our recurring cash expenditures including but not limited to our working capital requirements, capital expenditures to expand our operations, debt repayments, and acquisitions. We intend to continue to use the aforementioned sources of funding for capital expenditures, debt repayments, share repurchases, and any potential acquisitions.

Leases

We lease three locations that are used for our offices, production, and warehousing. As of March 31, 2024, we had $2.6 million of fixed lease payment obligations with $0.7 million payable within the next 12 months. Please refer to Note 10 – Leases for additional information.

Construction Note Payable

We financed a portion of our new production facility with our Construction Note Payable. We expect to make $0.8 million in principal and interest payments within the next 12 months. The principal balance of the Construction Note will mature on October 14, 2026.

Revolving Loan

We have obtained a Revolving Loan with Sunflower Bank, National Association (“N.A.”) for up to $20,000,000 in December of 2023. The proceeds may be used for working capital, general corporate purposes, Permitted Acquisitions, to pay fees and expenses incurred in connection with the Revolving Line, to facilitate our stock repurchase program and to fund our general business requirements. We have not made use of the Revolving Loan as of the date of this filing.

Changes in cash flows are summarized as follows:

Operating Activities

For the year ended March 31, 2024, net cash provided by operations totaled $32.6 million. This was primarily the result of our net loss of $15.6 million, offset by decreases to our period end inventories of $8.8 million, deposits of $6.7 million, prepaid expenses of $4.0 million, accounts receivable of $0.4 million, increases in accounts payable of $5.1 million and increases in accrued liabilities of $2.5 million. The cash provided by operations included the benefit of non-cash expenses for depreciation and amortization of $18.8 million, employee stock compensation of $4.1 million, $0.4 million of allowance for credit losses, common stock purchase options of $0.4 million, and stock grants totaling $0.2 million, which was offset by $3.8 million of deferred income taxes.

For the year ended March 31, 2023, net cash provided by operations totaled $35.6 million. This was primarily the result of our net loss of $4.6 million, decreases to our period end accounts receivable of $14.4 million, inventories of $4.7 million, deposits of $4.3 million, and  prepaid expenses of $2.8 million offset by increases in accounts payable and accrued liabilities of $8.7 million and $2.8 million, respectively. The cash used in operations was partially offset by the benefit of non-cash expenses for depreciation and amortization of approximately $17.5 million, employee stock compensation of $5.8 million, $1.6 million of deferred income taxes, stock grants totaling $0.2 million, $0.2 million of allowance for credit losses, and $0.2 million of warrants issued for services.

Investing Activities

During the year ended March 31, 2024, we used $8.0 million in net cash for investing activities. Net cash used in investing activities consisted of $8.0 million related to purchases of production equipment, and capitalized development costs related to our marketplace, GunBroker.

During the year ended March 31, 2023, we used approximately $12.5 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $12.5 million related to purchases of production equipment, the construction of our new manufacturing facility in Manitowoc, WI, and capitalized development costs related to our marketplace, GunBroker.

Financing Activities

During the year ended March 31, 2024, net cash used in financing activities was $8.7 million, consisting of $3.2 million of insurance premium note payments, $3.0 million of preferred stock dividends paid, $2.2 million used to repurchase shares of Common Stock pursuant to our repurchase plan, and $0.2 million in payments of our related party note payable. These items were offset by $0.1 million of proceeds from warrants exercised for common stock. Additionally, $37.3 million was generated from accounts receivable factoring, which was offset by payments of $37.3 million.

During the year ended March 31, 2023, net cash used in financing activities was $6.7 million, consisting of $3.0 million of preferred stock dividends paid, $2.1 million of insurance premium note payments, an $0.8 million reduction in our Inventory Credit Facility, and  $0.7 million in payments of our related party note payable. These items were offset by $1.0 million generated from our construction note payable and $0.1 million of proceeds from warrants exercised for common stock. Additionally, approximately $71.3 million was generated from accounts receivable factoring, which was offset by payments of approximately $72.3 million.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, however actual results may differ from these estimates. We have identified several accounting principles that we believe are key to the understanding of our financial statements. These important accounting policies and estimates require our most difficult subjective judgements.

We believe that certain assumptions and estimates associated with the valuation of allowances for credit losses, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, stock-based compensation, and warrant-based compensation are material in nature due to the subjectivity associated with them and have the greatest potential impact on our consolidated financial statements. Therefore, we consider the assumptions and estimates associated with these (as further detailed below) to be our critical accounting estimates. Please refer to Note 2 – Summary of Significant Accounting Policies of our consolidated financial statements for more information on our critical accounting estimates and policies.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline it is not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted for the year ended March 31, 2024. As of March 31, 2024, the Company has a goodwill carrying value of $90,870,094 , all of which is assigned to the Marketplace segment. However, due to declines in the value of the Company’s common stock and market capitalization in previous years which have since stabilized, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2025.

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

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable represents amounts due from customers for products sold and include an allowance for credit losses which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. At March 31, 2024 and March 31, 2023, we reserved $3,666,078 and $3,246,551, respectively, of allowance for credit losses.

Inventory

We state inventories at the lower of cost or net realizable value. We determine cost by using the weighted-average cost of raw materials method, which approximates the first-in, first-out method and includes allocations of manufacturing labor and overhead. We make provisions when necessary, to reduce excess, potential damaged or obsolete inventories. These provisions are based on our best estimates. At March 31, 2024, and March 31, 2023, we conducted a full analysis of inventory on hand and expensed all inventory not currently in use, or for which there was no future demand.

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

For Ammunition Sales and Casing Sales, our contracts contain a single performance obligation and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of our product, which typically occurs upon shipment of the product or the performance of the service based upon the terms of the contract. In the year ended March 31, 2021, we began accepting contract liabilities or deferred revenue. We included Deferred Revenue in our Accrued Liabilities. We will recognize revenue when the performance obligation is met.

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

Compliance fee revenue consists of fees charged to customers based on a percentage of the final price of an item at the time or purchased. The performance obligation is to process the transactions as initiated by the customer. Revenue is recognized at a point in time when the transaction is processed.

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

Excise Tax

As a result of regulations imposed by the federal government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the years ended March 31, 2024, 2023, and 2022, we recognized $6.2  million, $9.8 million, and $14.6 million respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of March 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable, amounts due to related parties and the construction note payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. On April 1, 2023 we adopted ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” Accordingly, stock-based compensation is valued using market value of our Common Stock. Stock-based compensation is recognized on a straight-line basis over the vesting periods and forfeitures are recognized in the periods they occur. We account for common stock purchase option awards by estimating the fair value of each option award on the grant date using the Black-Scholes option pricing model that uses assumption and estimates that we believe are reasonable. There were 1,936,951 and 1,777,294 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services for the years ended March 31, 2024 and March 31, 2023, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any market risk sensitive instruments for trading purposes. We are exposed to market risks in the ordinary course of business including fluctuations in interest rates and commodity prices, which can affect our operating, investing, and financing activities. We believe our primary market risk is interest rate risk. Our Revolving Loan is indexed to market rates. Although we did not have a balance outstanding under our Revolving Loan at March 31, 2024, if we were to make use of the total commitment amount of $20.0 million, a 100 basis point increase would result in an impact of $200,000 additional interest expense for the year ended March 31, 2024. The interest rates on our Construction Note Payable are not indexed to market rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financials are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of March 31, 2024, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(c) and 15d-15(e) under the Exchange Act, as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, and because of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024.

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

Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, and because of the material weaknesses described below, our management concluded that our internal control over financial reporting was not effective as of March 31, 2024.

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

Pannell Kerr Forster of Texas, P.C., an independent registered public accounting firm, that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting, which is included in this report.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course as of March 31, 2024:

The Company failed to maintain an effective control environment due to the following:

●	the Company failed to fully resolve identified segregation of duties conflicts with system access for designated business and IT users, thus related user access review and application change management procedures around logging could not be relied upon for select Company systems.

●	the Company failed to maintain effectively designed Information Technology General Controls (“ITGCs”) in the areas of user access, application change management, logical access controls, and segregation of duties for one of the Company’s third-party information technology system that supports the Company’s financial reporting process.

●	the Company failed to effectively execute management review procedures to validate the completeness and accuracy of transactions and to clearly define and evidence the process used and criteria and judgment applied in performance of critical business activities.

Management’s Remediation Initiatives

We have concluded that these material weaknesses arose because we did not have the necessary business processes, systems, personnel, and related internal controls.

Management, with the oversight of the Audit Committee of the Board of Directors, has been actively engaged in remediation efforts to address the material weaknesses throughout 2024, and these efforts will continue into 2025.

We have made enhancements to our control environment by improving guidance, communication of expectations, and importance of internal controls . Specifically, the Board of Directors formally approved the annual budget and delegation of authority over company transactions, and a whistleblower hotline and accompanying reporting process was implemented. In addition, accounting policies related to journal entries and invoice approval were adopted and IT policies and procedures were developed. The Company hired personnel in key positions, and management continues to assess the hiring of additional personnel to ensure that the Company has a sufficient complement of qualified personnel at the right levels, based on any identified gaps in personnel requirements.

Due to accounting system limitations, management is limited in its ability to effectively design and implement general information technology controls around select systems that support the underlying business cycle controls. Management is planning an evaluation of a new accounting system during the next fiscal period. The new system will allow management to effectively design and implement appropriate general information technology controls including enforced segregation of duties. Management will also continue the rollout of IT remediation action plans, including developing an enhanced risk assessment process for third-party IT systems and implementation of IT monitoring procedures. In addition, management will continue to evaluate organization structure and hiring of personnel, and enhancement of management review procedures to validate completeness and accuracy of transactions at the time of review.

Remediation of Previously Identified Material Weaknesses

The following material weaknesses were previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2023:

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

We have concluded that with the exception of a lack sufficient number of qualified personnel and continued enhancement of management review procedures as discussed above, these material weaknesses have been remediated.

Changes in Internal Controls over Financial Reporting

There was a change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Throughout fiscal 2024 and including our most recent fiscal quarter ended March 31, 2024, we have undertaken measures to remediate the previously disclosed material weaknesses. Management intends to implement certain remediation steps to address the material weaknesses described under Management’s Remediation Initiatives. However, management has not fully implemented those remediation steps and expects remediation efforts to continue into fiscal year 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

AMMO, Inc.

Opinion on Internal Control over Financial Reporting

We have audited AMMO, Inc.’s (the “Company’s”) internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

●	Certain information technology (“IT”) controls for security and administration of key IT systems did not operate effectively throughout the year. Specifically, (i) periodic user access reviews of roles and permissions were not performed sufficiently throughout the period for certain key IT systems, (ii) certain key IT systems were not logically restricted between business and IT administration access privileges, resulting in improper segregation of duties for certain business processes, and (iii) log monitoring was not in place to track business and IT administrator activities.
●	Controls were not effectively designed in the areas of user access, application change management, logical access and segregation of duties for one third party system which supports the Company’s financial reporting process.
●	Controls were not appropriately executed or evidenced related to management review procedures and validation of the accuracy and completeness of information used in the performance of controls.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 financial statements, and this report does not affect our report dated June 13, 2024, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows of the Company, and our report dated June 13, 2024, expressed an unqualified opinion.

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
June 13, 2024

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this item is incorporated herein by reference to the Corporate Governance section in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to the Executive Compensation section in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to the Security Ownership of Certain Beneficial Owners and Management in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to the Corporate Governance section in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to Proposal 2 in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.

(b)	Exhibits

Other Schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1#	Agreement and Plan of Merger, dated April 30, 2021, by and among Ammo, Inc., SpeedLight Group I, LLC, Gemini Direct Investments, LLC and Steven F. Urvan (1)	8-K	2.1	5/6/2021
3.1	Certificate of Incorporation (Amended and Restated) filed with the Delaware Secretary of State on October 24, 2018	8-K	3.1	10/26/2018
3.2	Bylaws	8-K	3.03	02/09/2017
3.3	Certificate of Designations with respect to the 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share, dated May 18, 2021	8-A	3.1	5/20/2021
4.1	Compilation of JSC Agreements dated November 4, 2020	10-Q	4.3	11/13/2020
4.2	Form of Underwriters’ Warrant Agreement issued December 3, 2020	8-K	4.1	12/4/2020
4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	6/14/2023
4.4	Promissory Note issued by Ammo, Inc., Firelight Group I, LLC in favor of Hiawatha National Bank, dated October 14, 2021.	10-Q	4.1	2/14/2022
10.1+	2017 Equity Incentive Plan, as amended	S-8	4.1	3/30/2023
10.2	First Amended and Restated Factoring and Security Agreement, as amended, by and between Ammo, Inc. and Factors Southwest, LLC	8-K	10.1	3/11/2021
10.3	Revolving Inventory Loan and Security Agreement, as amended, by and between Ammo, Inc. and Factors Southwest, LLC	8-K	10.2	3/11/2021
10.4	Exclusive License Agreement between AMMO Technologies Inc. and University of Louisiana at Lafayette, dated November 16, 2017, as amended in 2018 and 2022	10-Q	10.1	2/14/2023

10.5+	Amended and Restated Employment Agreement, by and between AMMO, Inc. and Jared Smith, dated July 24, 2023	8-K	10.1	7/25/2023
10.6+	Amended and Restated Employment Agreement, by and between AMMO, Inc. and Fred W. Wagenhals, dated July 24, 2023	8-K	10.2	7/25/2023
10.7+	Employment Agreement of Robert D. Wiley, as amended	10-K	10.6	6/14/2023
10.8	Lock-Up Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.1	5/6/2021
10.9	Voting Rights Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.2	5/6/2021
10.10	Standstill Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.3	5/6/2021
10.11	Investor Rights Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.4	5/6/2021
10.12	Construction Loan Agreement by and among Ammo, Inc., Firelight Group I, LLC, and Hiawatha National Bank, dated October 14, 2021.	10-Q	10.1	2/14/2022
10.13	Settlement Agreement, by and among AMMO, Inc., Steven F. Urvan and Susan T. Lokey, dated November 3, 2022	8-K	10.1	11/7/22
10.14	Amendment to Settlement Agreement, by and among AMMO, Inc., Steven F. Urvan and Susan T. Lokey, dated November 21, 2022	8-K	10.1	11/22/22
21.1	Subsidiaries of the Company	10-K	21.1	6/14/2023
23.1	Consent of Pannell Kerr Forster of Texas, P.C Independent Registered Account Firm Relating to Consolidated Financial Statements of the Company for the year ended March 31, 2024				X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

+ Management compensatory plan or contract.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

	By:	/s/ Jared R. Smith
Date: June 13, 2024		Jared R. Smith , Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert D. Wiley
Date: June 13, 2024		Robert D. Wiley, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jared R. Smith	Chief Executive Officer and Director (Principal Executive Officer)	June 13, 2024
Jared R. Smith

/s/ Robert D. Wiley	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 13, 2024
Robert D. Wiley

/s/ Fred W. Wagenhals	Chairman of the Board of Directors, Executive Chair	June 13, 2024
Fred W. Wagenhals

/s/ Russell W. Wallace Jr.	Director	June 13, 2024
Russell W. Wallace, Jr.

/s/ Richard Childress	Director	June 13, 2024
Richard Childress

/s/ Jessica M. Lockett	Director	June 13, 2024
Jessica M. Lockett

/s/ Steven F. Urvan	Director	June 13, 2024
Steven F. Urvan

/s/ Wayne Walker	Director	June 13, 2024
Wayne Walker

/s/ Christos Tsentas	Director	June 13, 2024
Christos Tsentas

/s/ Randy E. Luth	Director	June 13, 2024
Randy E. Luth

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

AMMO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMMO, Inc. and Subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2024 in conformity with U. S. Generally Accepted Accounting Principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 13, 2024, expressed an adverse opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (i) related to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets

The Company has recorded long-lived assets of approximately $58 million in its ammunition reporting unit. As described in Note 2 to the financial statements, the Company monitors events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. The Company’s calculations in performing this analysis requires management to make various judgments, assumptions, and estimates, the most significant of which include projected revenue growth rates, operating margins and future anticipated changes to production. We identified long-lived asset impairment as a critical audit matter primarily because of the judgment involved in reviewing management’s estimates as well as the degree of subjectivity in evaluating audit evidence.

Our testing procedures to address this critical audit matter included, among others, the following:

●	Obtaining managements memorandum and calculations, which we reviewed for reasonableness and mathematical accuracy;
●	Discussions with management regarding considerations of past, current and future operations of the reporting unit; and
●	Performing independent analyses utilizing various inputs and assumptions based on our historical experience as well as future expectations.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

We have served as the Company’s auditor since 2021.

Houston, Texas

June 13, 2024

AMMO, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	March 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$55,586,441	$39,134,027
Accounts receivable, net	28,221,321	29,346,380
Inventories	45,563,334	54,344,819
Prepaid expenses	2,154,170	5,126,667
Current portion of restricted cash	-	500,000
Total Current Assets	131,525,266	128,451,893

Equipment, net	58,082,040	55,963,255

Other Assets:
Deposits	349,278	7,028,947
Patents, net	4,539,290	5,032,754
Other intangible assets, net	111,049,067	123,726,810
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	2,000,093	1,261,634
Deferred income tax asset	1,487,088	-
TOTAL ASSETS	$399,902,216	$412,335,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,156,495	$18,079,397
Accrued liabilities	7,030,667	4,353,354
Current portion of operating lease liability	479,651	470,734
Note payable related party	-	180,850
Current portion of construction note payable	273,459	260,429
Insurance premium note payable	-	2,118,635
Total Current Liabilities	30,940,272	25,463,399

Long-term Liabilities:
Contingent consideration payable	59,838	140,378
Construction note payable, net of unamortized issuance costs	10,735,241	10,922,443
Operating lease liability, net of current portion	1,609,836	903,490
Deferred income tax liability	-	2,309,592
Total Liabilities	43,345,187	39,739,302

Shareholders’ Equity:
Series A cumulative perpetual preferred Stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of March 31, 2024 and March 31, 2023, respectively	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized 120,531,507 and 118,562,806 shares issued and 119,181,067 and 118,294,478 outstanding at March 31, 2024 and March 31, 2023, respectively	119,181	118,294
Additional paid-in capital	396,730,170	391,940,374
Accumulated deficit	(37,620,566)	(18,941,825)
Treasury Stock	(2,673,156)	(522,158)
Total Shareholders’ Equity	356,557,029	372,596,085
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$399,902,216	$412,335,387

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2024	2023	2022

Net Revenues
Ammunition sales(1)	$69,390,801	$114,116,044	$161,459,025
Marketplace revenue	53,942,076	63,149,673	64,608,516
Casing sales	21,721,695	14,174,084	14,201,625
	145,054,572	191,439,801	240,269,166

Cost of Revenues	102,431,803	136,031,204	151,505,657
Gross Profit	42,622,769	55,408,597	88,763,509

Operating Expenses
Selling and marketing	1,370,079	4,729,540	7,310,216
Corporate general and administrative	29,583,274	24,980,079	16,986,344
Employee salaries and related expenses	16,703,822	15,679,135	13,615,439
Depreciation and amortization expense	13,542,791	13,278,762	13,702,148
Total operating expenses	61,199,966	58,667,516	51,614,147
Income/(Loss) from Operations	(18,577,197)	(3,258,919)	37,149,362

Other Expenses
Other income	(332,593)	25,181	21,840
Interest expense	(446,473)	(632,062)	(637,797)
Total other expense	(779,066)	(606,881)	(615,957)

Income/(Loss) before Income Taxes	(19,356,263)	(3,865,800)	36,533,405

Provision for Income Taxes	(3,791,063)	730,238	3,285,969

Net Income/(Loss)	(15,565,200)	(4,596,038)	33,247,436

Preferred Stock Dividend	(3,122,049)	(3,105,034)	(2,668,649)

Net Income/(Loss) Attributable to Common Stock Shareholders	$(18,687,249)	$(7,701,072)	$30,578,787

Net Income/(Loss) per share
Basic	$(0.16)	$(0.07)	$0.27
Diluted	$(0.16)	$(0.07)	$0.27

Weighted average number of shares outstanding
Basic	118,249,486	117,177,885	112,328,680
Diluted	118,249,486	117,177,885	114,189,720

(1)	Included in revenue for the years ended March 31, 2024, 2023, and 2022 is excises taxes of $6,155,524, $9,789,897, and $14,646,983, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Shares
	Number	Par Value	Number	Par Value	Additional Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total

Balance as of March 31, 2021	-	$-	93,099,967	$93,100	$202,073,968	$(41,819,539)	$-	$160,347,529

Acquisition stock issuances	-	-	20,000,000	20,000	142,671,282	-	-	142,691,282
Common stock issued for exercised warrants	-	-	431,080	431	943,476	-	-	943,907
Common stock issued for cashless warrant exercise	-	-	374,584	375	(375)	-	-	-
Common stock issued for services and equipment	-	-	772,450	773	1,630,928	-	-	1,631,701
Employee stock awards	-	-	1,807,666	1,808	5,757,192	-	-	5,759,000
Stock grants	-	-	-	-	252,488	-	-	252,488
Issuance of Series A Preferred Stock, net of issuance costs	1,400,000	1,400	-	-	31,007,396	-	-	31,008,796
Warrant issued for services					1,090,076	-		1,090,076
Preferred stock dividends declared	-	-	-	-	-	(2,524,087)	-	(2,524,087)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,562)	-	(144,562)
Net income	-	-	-	-	-	33,247,436	-	33,247,436

Balance as of March 31, 2022	1,400,000	$1,400	116,485,747	$116,487	$385,426,431	$(11,240,752)	$-	$374,303,566

	Preferred Stock		Common Shares
	Number	Par Value	Number	Par Value	Additional Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total

Balance as of March 31, 2022	1,400,000	$1,400	116,485,747	$116,487	$385,426,431	(11,240,752)	$-	$374,303,566

Common stock issued for exercised warrants	-	-	200,003	200	101,306	-	-	101,506
Common stock issued for cashless warrant exercise	-	-	99,762	99	(99)	-	-	-
Employee stock awards	-	-	1,777,294	1,776	5,806,003	-	-	5,807,779
Stock grants	-	-	-	-	179,094	-	-	179,094
Warrants issued for services	-	-	-	-	427,639	-	-	427,639
Preferred stock dividends declared	-	-	-	-	-	(638,071)	-	(638,071)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,618)	-	(144,618)
Preferred stock dividend	-	-	-	-	-	(2,322,346)	-	(2,322,346)
Net Loss	-	-	-	-	-	(4,596,038)	-	(4,596,038)
Treasury shares purchased	-	-	(268,328)	(268)	-	-	(522,158)	(522,426)

Balance as of March 31, 2023	1,400,000	$1,400	118,294,478	$118,294	$391,940,374	$(18,941,825)	$(522,158)	$372,596,085

	Preferred Stock		Common Shares
	Number	Par Value	Number	Par Value	Additional Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total

Balance as of March 31, 2023	1,400,000	$1,400	118,294,478	$118,294	$391,940,374	$(18,941,825)	$(522,158)	$372,596,085

Common stock issued for exercised warrants			31,750	32	76,168	-	-	76,200
Employee stock awards	-	-	1,936,951	1,938	4,080,170	-	-	4,082,108
Stock grants	-	-	-	-	203,000	-	-	203,000
Common stock purchase options	-	-	-		430,457			430,457
Preferred stock dividends declared	-	-	-	-	-	(638,071)	-	(638,071)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,618)	-	(144,618)
Preferred stock dividend	-	-	-	-	-	(2,330,852)	-	(2,330,852)
Net loss	-	-	-	-	-	(15,565,200)	-	(15,565,200)
Treasury shares purchased	-	-	(1,082,112)	(1,082)	-	-	(2,150,998)	(2,152,080)

Balance as of March 31, 2024	1,400,000	$1,400	119,181,067	$119,182	$396,730,169	$(37,620,566)	$(2,673,156)	$356,557,029

The accompanying notes are an integral part of these consolidated financial statements.

AMMO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,
	2024	2023	2022

Cash flows from operating activities:
Net Income/(Loss)	$(15,565,200)	$(4,596,038)	$33,247,436
Adjustments to reconcile Net Loss to Net Cash provided by operations:
Depreciation and amortization	18,813,897	17,519,949	17,339,093
Debt discount amortization	83,253	83,253	38,330
Employee stock awards	4,082,108	5,807,779	5,759,000
Stock grants	203,000	179,094	252,488
Common stock purchase options	430,457	-	-
Stock for services	-	-	4,200
Contingent consideration payable fair value	(80,540)	(63,764)	(385,750)
Allowance for credit losses	419,527	191,299	2,748,250
(Gain)/loss on disposal of assets	259,540	-	(12,044)
Reduction in right of use asset	476,252	629,140	720,491
Warrant issued for services	-	213,819	718,045
Deferred income taxes	(3,796,680)	730,238	1,536,481
Changes in Current Assets and Liabilities
Accounts receivable	705,532	14,417,405	(20,707,052)
Due to related parties	-	15,000	657
Inventories	8,781,485	4,671,333	(43,149,234)
Prepaid expenses	4,028,696	2,763,855	1,996,287
Deposits	6,679,669	4,306,375	(8,826,504)
Accounts payable	5,077,098	(8,694,813)	9,930,191
Accrued liabilities	2,532,695	(1,970,078)	2,374,686
Operating lease liability	(499,448)	(647,480)	(732,468)
Net cash provided by operating activities	32,631,341	35,556,366	2,852,583

Cash flows from investing activities:
Gemini acquisition	-	-	(50,517,840)
Purchase of equipment	(8,024,765)	(12,541,325)	(19,218,982)
Proceeds from disposal of assets	3,750	-	59,800
Net cash used in investing activities	(8,021,015)	(12,541,325)	(69,677,022)

Cash flow from financing activities:
Payments on inventory facility, net	-	(825,675)	(265,422)
Proceeds from factoring liability	37,252,869	71,348,761	121,488,045
Payments on factoring liability	(37,252,869)	(71,834,432)	(122,844,562)
Payments on assumed debt from Gemini	-	-	(50,000,000)
Payments on note payable - related party	(180,850)	(684,921)	(625,147)
Payments on insurance premium note payment	(3,174,834)	(2,134,143)	(2,208,369)
Proceeds from construction note payable	-	1,000,000	-
Payments on construction note payable	(257,425)	(150,743)	-
Payments on note payable	-	-	(4,000,000)
Sale of preferred stock	-	-	35,000,000
Common stock issued for exercised warrants	76,200	101,506	943,907
Common stock issuance costs	-	-	(3,199,922)
Preferred stock dividends paid	(2,968,923)	(2,960,416)	(2,524,087)
Common stock repurchase plan	(2,152,080)	(522,426)	-
Net cash used in financing activities	(8,657,912)	(6,662,489)	(28,235,557)

Net increase/(decrease) in cash	15,952,414	16,352,552	(95,059,996)
Cash, beginning of period	39,134,027	23,281,475	118,341,471
Restricted cash, beginning of period	500,000	-	-
Cash and restricted cash, end of period	$55,586,441	$39,634,027	$23,281,475
Restricted cash, end of period	$-	$500,000	$-
Cash, end of period	$55,586,441	$39,134,027	$23,281,475

(Continued)

AMMO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,
	2024	2023	2022

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$667,063	$665,043	$626,571
Income taxes	$-	$1,302,811	$-

Non-cash investing and financing activities:
Operating lease liability	$1,214,711	$901,076	$809,451
Insurance premium note payment	$1,056,199	$4,252,778	$2,166,852
Dividends accumulated on preferred stock	$144,618	$144,618	$144,562
Construction note payable	$-	$10,237,032	$387,968
Acquisition stock issuances	$-	$-	$143,400,000
Warrant issued for services	$-	$-	$1,090,077

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

Critical Accounting Estimates and Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended March 31, 2024, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) and ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” in the current period. These policy changes did not result in a material effect on the Company’s financial statements. There have been no other significant changes to these policies during the year ended March 31, 2024.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline is not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted for the year ended March 31, 2024. As of March 31, 2024, the Company has a goodwill carrying value of $90,870,094, all of which is assigned to the Marketplace segment. However, due to declines in the value of the Company’s common stock and market capitalization which have since stabilized, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2025.

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable represents amounts due from customers for products sold and include an allowance for estimated credit losses which is estimated based on the collectability and age of the accounts receivable balances and categorization of customers with similar financial condition. At March 31, 2024 and March 31, 2023, we reserved $3,666,078 and $3,246,551, respectively, of allowance for credit losses.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

We consider cash to be restricted when withdrawal or general use is legally restricted. In the year ended March 31, 2023, our restricted cash balance was comprised of cash on deposit with banks to secure the Construction Loan Agreement as discussed in Note 12. During the year ended March 31, 2024, the remaining balance of our restricted cash was released. In the case that there is a balance, we report restricted cash in the Consolidated Balance Sheets as current or non-current classification based on the expected duration of the restriction.

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

We were a party to a license agreement with Jeff Rann, a well-known wild game hunter and spokesman for the firearm and ammunition industries. The license agreement, which expired February 2022, granted us through the exclusive worldwide rights to Mr. Rann’s image rights and trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of all Jeff Rann Branded Products. We agreed to pay Mr. Rann royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses.

Patents

On September 28, 2017, AMMO Technologies Inc. (“ATI”), an Arizona corporation, which is 100% owned by us, merged with Hallam, Inc, a Texas corporation, with ATI being the survivor. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette. The license was formally amended and assigned to AMMO Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028.

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the years ended March 31, 2024, 2023, and 2022, the Company recognized royalty expenses of $22,754, $99,268, and $44,764 respectively under this agreement.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, we applied for additional patent coverage for the manufacturing methods or application of the Hybrid Luminescence Ammunition Technology on a variety of projectile and ammunition types. The costs of filing this patent were expensed.

On October 5, 2018, we completed the acquisition of SW Kenetics, Inc. AMMO Technologies, Inc. succeeded all of the assets of SW Kenetics, Inc. and assumed all of the liabilities.

The primary asset of SW Kenetics, Inc. was a pending patent for modular projectiles. All rights to patent pending application were assigned and transferred to AMMO Technologies, Inc. pursuant to Intellectual Property Rights Agreement on September 27, 2018.

We intend to continue building our patent portfolio to protect our proprietary technologies and processes, and will file new applications where appropriate to preserve our rights to manufacture and sell our branded lines of ammunition.

Other Intangible Assets

On March 15, 2019, Enlight Group II, LLC d/b/a Jagemann Munition Components, a wholly owned subsidiary of AMMO, Inc., completed its acquisition of assets of Jagemann Stamping Company’s ammunition casing manufacturing and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement (See Note 19). The intangible assets acquired include a tradename, customer relationships, and intellectual property.

On April 30, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”), by and among the Company, SpeedLight Group I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company and Gemini Direct Investments, LLC, a Nevada limited liability company. Whereby SpeedLight Group I, LLC merged with and into Gemini Direct Investments, LLC, with SpeedLight Group I, LLC surviving the merger as a wholly owned subsidiary of the Company. At the time of the Merger, Gemini Direct Investments, LLC had nine (9) subsidiaries, all of which are related to Gemini’s ownership of GunBroker, an online auction marketplace dedicated to firearms, hunting, shooting, and related products. The intangible assets acquired include a tradename, customer relationships, intellectual property, software, and domain names.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the years ended March 31, 2024, 2023, and 2022.

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

Compliance fee revenue consists of fees charged to customers based on a percentage of the final price of an item at the time of purchase. The performance obligation is to process the transactions as initiated by the customer. Revenue is recognized at a point in time when the transaction is processed.

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

Banner Advertising Campaign Revenue consists of fees charged to customers for advertisement placement and impressions generated through the GunBroker website. The performance obligation is to generate the number of impressions specified by the customer on banner advertisements on the GunBroker website using the placement selected by the customer. The price is set by the GunBroker user agreement on the website based on standalone selling prices, or by advertising insertion order as negotiated by a media broker. If the number of impressions promised is not generated, the customer receives a refund and the refund is applied to the transaction price. Banner advertising campaigns generally run for one month, and revenue is recognized at a point in time at the end of the selected month.

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

For the years ended March 31, 2024, 2023, and 2022, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	For the Year Ended March 31, 2024		For the Year Ended March 31, 2023		For the Year Ended March 31, 2022
PERCENTAGES	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable

Customers:

A	-	11.8%	12.2%	-	-	-
B	-	-	-	-	-	11.8%
	-	11.8%	12.2%	-	-	11.8%

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	For the Year Ended
	March 31, 2024	March 31, 2023	March 31, 2022
Ammunition Sales(1)	$69,390,801	$114,116,044	$161,459,025
Marketplace Fee Revenue	53,942,076	63,149,673	64,608,516
Ammunition Casings Sales	21,721,695	14,174,084	14,201,625
Total Sales	$145,054,572	$191,439,801	$240,269,166

(1)	Included in revenue for the fiscal year ended March 31, 2024, 2023, and 2022 are excise taxes of $6,155,524, $9,789,897, and $14,646,983, respectively.

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell direct to customers online. In contrast, our ammunition casings products are sold to manufacturers. Marketplace fees are generated through our GunBroker online auction marketplace.

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

Advertising Costs

We expense advertising costs as they are incurred in selling and marketing expenses of operating expenses. Marketplace advertising costs are expenses as they are incurred in cost of revenues. We incurred advertising expenses of $1,149,596, $1,355,179, and $1,823,060, of which $384,002, $1,068,700, and $1,406,043 related to our ammunition segment, for the years ended March 31, 2024, 2023, and 2022, respectively. We incurred marketplace advertising expenses of $765,594, $286,479, and $417,017 in cost of revenues for the years ended March 31, 2024, 2023 and 2022.

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

We valued warrants and common stock purchase options issued for services at their respective grants dates during the years ended March 31, 2024, 2023, and 2022 using valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk free interest rate, volatility, and expected life.

	March 31, 2024	March 31, 2023	March 31, 2022

Risk free interest rate	4.1%	3.9%	1.21%-1.74%
Expected volatility	83.5%	77.5%	89.1%-90.7%
Expected term	5.75 years	2.5 years	2.5 years
Expected dividend yield	0%	0%	0%

	Quoted Active Markets for Identified Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

March 31, 2024
Common stock purchase options	$-	$430,457	$-	$430,457
March 31, 2023
Warrants issued for services	$-	$427,639	$-	$427,639
March 31, 2022
Warrants issued for services	$-	$1,090,077	$-	$1,090,077

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the years ended March 31, 2024, 2023, and 2022, we recognized approximately $6.2 million, $9.8 million, and $14.6 million respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

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

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2024, our bank account balances exceeded federally insured limits, however, we have not incurred losses related to these deposits.

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

The Company also received notice in October 2022 that an OSHA whistleblower complaint had been filed with the U.S. Department of Labor by that same employee that had been terminated for cause. The regulatory filing was received after AMMO refused to capitulate to the former employee’s demands. AMMO has produced documents and submitted its position statement to OSHA and the matter is currently pending at the agency level. AMMO uncovered additional information through work with counsel and investigators and a supplemental response was provided to OSHA on or about July 10, 2023. The Company and the employee agreed to arbitrate the case. The parties reached a resolution of all outstanding claims in November 2023 and all claims have been dismissed.

AMMO was involved in three contract arbitration cases with adverse former employees, one of which is still active. The first one involved an employee terminated for cause who is seeking contract wages and stock that was earned but clawed back upon his termination. In that case, the Company received a favorable ruling on a partial motion for summary judgment wherein the arbitrator ruled the employee had refused to return funds he received as reimbursement for invoices he never paid. The arbitrator, thus, granted the Company’s partially dispositive motion. The remaining claims went to an arbitration hearing which was completed and the arbitrator ordered closing briefs, which the parties exchanged. The Arbitrator has entered an Interim Award as well as a supplemental briefing award fees. The Parties have submitted their respective briefs on those issues. The Arbitrator will enter the final award in June, 2024, which is not appealable.

On April 30, 2023, Director and stockholder Steve Urvan filed suit in the Delaware Court of Chancery against the Company, and certain AMMO directors, former directors, employees, former employees and consultants. Urvan’s claims include fraudulent inducement, unjust enrichment and violations of the Arizona Securities Act. The suit seeks a Court order for partial recission of the Merger and compensatory damages of not less than $140 million. The Company received a declination of coverage from one insurer.  With the assistance of counsel, the Company is investigating additional available actions concerning that opinion, while continuing to pursue other available coverage concerning a separate policy. The Company and named defendants are in alignment in all material respects and reasonably believe at this date that Urvan’s claims are without merit. The Company has engaged Delaware Court of Chancery litigation specialists to defend its interests in all respects in this case. The Company timely responded to the Urvan Complaint by filing a motion to dismiss. On August 1, 2023, AMMO filed a separate lawsuit against Urvan in the Delaware Court of Chancery alleging, among other things, that Urvan committed fraud in connection with the GunBroker.com sale, and that Urvan breached his indemnification obligations to AMMO after the sale. On September 11, 2023, the Delaware Court of Chancery consolidated AMMO’s lawsuit against Urvan with Urvan’s lawsuit against AMMO and the individual defendants. On September 18, 2023, AMMO filed an amended complaint that added a claim against Urvan for breach of the Arizona Securities Act. Urvan moved to dismiss AMMO’s complaint in full. On December 18, 2023, the Court of Chancery heard argument on the parties’ motions to dismiss in the consolidated action. On February 27, 2024, the Court issued an opinion resolving all pending motions to dismiss. The Court dismissed Urvan’s aiding and abetting claims against the individual defendants, but it declined to dismiss Urvan’s other claims against the individuals and declined to dismiss Urvan’s claims against AMMO. The Court rejected Urvan’s motion to dismiss AMMO’s claims against him in its entirety. On May 8, 2024, the Court ordered a case schedule culminating in a five-day trial on July 28, 2025.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 6, 2023, Steve Urvan initiated a separate action against the Company in his capacity as director under 8 Del. C. § 220(d) to inspect certain of the Company’s books and records (the “Books and Records Action”). In the Books and Records Action, Mr. Urvan alleges that the Company wrongfully refused to provide him with access to certain categories of documents following demands that he made on the Company on March 3, 2023 and November 9, 2023. The Company asserted as an affirmative defense that Mr. Urvan’s primary purpose for his demands is to obtain documents to support his claims in the Delaware Plenary Litigation, in which discovery was then stayed, and to undercut AMMO’s positions before the SEC. The Court held a one-day trial on February 26, 2024 in Georgetown, Delaware. On February 27, 2024, the Court in the Delaware Plenary Litigation issued an opinion that had the effect of lifting the discovery stay. On February 28, 2024, AMMO informed the judge presiding over the Books and Records Action that “[i]n AMMO’s view, the [Plenary Action] Opinion has effectively mooted this [Books and Records] action.” On April 9, 2024, AMMO began producing documents in response to Mr. Urvan’s demands pursuant to a Stipulation and Order Governing AMMO’s Document Productions. The Court has not issued a post-trial ruling.

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a Gunbroker.com (“Gunbroker.com”) for breach of contract (the “MN Action”).  In the MN Action, DCP alleges that Gunbroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleges $100 million in damages.  On February 7, 2024, Gunbroker.com removed the MN Action to the United States District Court for the District of Minnesota.  On February 14, 2024, Gunbroker.com moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”).  The Motion has been fully briefed, argued, and submitted to the court.  Gunbroker.com denies the allegations in the MN Action, and it plans to vigorously defend the claims asserted against it and assert counterclaims against DCP if and when it is required to answer. The Company does not feel as though it has a high level of risk exposure at this time.

We have accrued for contingencies totaling approximately $1.4 million year ended March 31, 2024, respectively. There were no other known contingencies as of March 31, 2024.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. Additionally, it requires that a public entity (1) disclose an amount for “other segment items” by reportable segment, (2) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, and (3) requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this proposed ASU and all existing segment disclosures in Topic 280. The new guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments in this proposed ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the potential impact of these changes.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires that public business entities on an annual basis (1) disclose specific categories in the effective tax rate reconciliation and (2) provide additional information for reconciling items that meet or exceed a quantitative threshold. Additionally, it requires all entities disclose the following information about income taxes paid on an annual basis: (1) the year-to-date amounts of income taxes paid disaggregated by federal (national), state, and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. The amendments in this proposed ASU should be applied on a prospective basis, although retrospective application to all periods presented is permitted. Early adoption is permitted. We are currently evaluating the potential impact of these changes.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 3 – INCOME/(LOSS) PER COMMON SHARE

We calculate basic income/(loss) per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants. We use the treasury stock method in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 1,708,830 shares of common stock. Due to the net loss attributable to common shareholders for the year ended March 31, 2024, potentially dilutive securities, which consists of 175,000 of respective common stock purchase options were excluded, as a result of the treasury stock method, from the dilutive EPS calculation as the effect would be antidilutive. Due to the loss from operations in the year ended March 31, 2023, there are no common shares added to calculate the dilutive loss per share for that period as the effect would be antidilutive. The Company excluded warrants of 2,406,946 for the year ended March 31, 2023 and warrants of 150,000 and equity incentive awards of 20,000 for the year ended March 31, 2022, from the weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	For the Year Ended March 31,
	2024	2023	2022

Numerator:
Net income/(loss)	$(15,565,200)	$(4,596,038)	$33,247,436
Less: Preferred stock dividends	(3,122,049)	(3,105,034)	(2,668,648)
Net income/(loss) attributable to common stockholders	$(18,687,249)	$(7,701,072)	$30,578,788

Denominator:
Weighted average shares of common stock - basic	118,249,486	117,177,885	112,328,680
Effect of dilutive common stock purchase warrants	-	-	1,861,040
Effect of dilutive equity incentive awards	-	-	-
	118,249,486	117,177,885	114,189,720

Basic earnings per share:
Income/(loss) per share attributable to common stockholders - basic	$(0.16)	$(0.07)	$0.27

Diluted earnings per share:
Income/(loss) per share attributable to common stockholders - diluted	$(0.16)	$(0.07)	$0.27

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACCOUNTS RECEIVABLE

Our net accounts receivable are summarized as follows:

	March 31, 2024	March 31, 2023	March 31, 2022
Accounts receivable	$31,887,399	$32,592,931	$47,010,336
Less: allowance for credit losses	(3,666,078)	(3,246,551)	(3,055,252)
	$28,221,321	$29,346,380	$43,955,084

The following presents a reconciliation of our allowance for credit losses for the periods presented:

March 31, 2022	$3,055,252
Increase in allowance	2,160,323
Write-off of uncollectible amounts	(1,969,024)
March 31, 2023	3,246,551
Increase in allowance	1,530,891
Write-off of uncollectible amounts	(1,111,364)
March 31, 2024	$3,666,078

NOTE 5 – INVENTORIES

At March 31, 2024 and March 31, 2023, the inventory balances are composed of:

	March 31, 2024	March 31, 2023
Finished product	$11,055,061	$14,362,514
Raw materials	24,158,244	23,898,596
Work in process	10,350,029	16,083,709

	$45,563,334	$54,344,819

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2024 and March 31, 2023:

	March 31, 2024	March 31, 2023
Leasehold Improvements	$257,009	$257,009
Building and Improvements	29,143,445	28,623,329
Furniture and Fixtures	439,990	384,650
Vehicles	153,254	153,254
Equipment	45,467,137	40,233,186
Tooling	143,710	143,710
Construction in Progress	2,785,616	734,781
Total property and equipment	$78,390,161	$70,529,919
Less accumulated depreciation	(20,308,121)	(14,566,664)
Net property and equipment	$58,082,040	$55,963,255

Depreciation Expense for the years ended March 31, 2024, 2023, and 2022 totaled $5,751,023, $4,452,908, and $4,266,126, respectively. Of these totals $4,777,642, $3,747,723, and $3,101,929 were included in cost of goods sold for the years ending March 31, 2024, 2023, and 2022. Additionally, $973,381, $705,185, and $1,164,197 were included in depreciation and amortization expenses in operating expenses.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REVOLVING LOAN

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

We did not have an outstanding balance on our Revolving Loan as of March 31, 2024.

NOTE 8 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains a fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. We did not have an outstanding balance on our Factoring liability as of March 31, 2024 and March 31, 2023. Interest expense recognized on the Factoring Liability for the year ended March 31, 2024 was $185,319, respectively, including $62,500 of amortization of the commitment fee, for the year ended March 31, 2023, $153,646, including $37,500 of amortization of the commitment fee, for the year ended March 31, 2022, $327,746, including $100,000 of amortization of the commitment fee.

On June 17, 2021, this agreement was amended which extended the maturity date to June 17, 2025.

On November 29, 2023, we provided FSW notice of termination of the agreement. The agreement terminated on December 29, 2023. We recognized an expense of $281,108 in relation to the termination of the agreement with FSW.

NOTE 9 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement with FSW. FSW will establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contains a maximum loan amount of $1,750,000 on eligible inventory and has an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contains a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended its Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. No outstanding balance remained as of March 31, 2024 and March 31, 2023. There was no interest expense recognized on the Inventory Credit Facility for the year ended March 31, 2024. Interest expense for the year ended March 31, 2023 was $6,580, and for the year ended March 31, 2022 was $40,940, including $8,561 of amortization of the annual fee.

On November 29, 2023, we provided FSW notice of termination of the agreement. The agreement terminated on December 29, 2023.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale, AZ, Atlanta and Marietta, GA, and Manitowoc, WI under contracts we classify as operating leases. None of our leases are financing leases. The Scottsdale lease has been extended through 2029 and does not include a renewal option. In August of 2021 we extended the lease of our Atlanta offices through May of 2027, accordingly we increased our Right of Use Assets and Operating Lease Liabilities by $501,125 at September 30, 2021. In January of 2022, we extended the lease of our second Manitowoc, WI location and increased our Right of Use Assets and Operating Lease Liabilities by $308,326. We terminated our lease agreement in Marrietta during the year ended March 31, 2024 and decreased our Right of Use Asset and Operating Lease Liabilities by $38,185. We also terminated our lease agreement in our first Manitowoc, WI location during the year ended March 31, 2023. Accordingly, we decreased our Right of Use Assets and Operating Lease Liabilities by $901,076.

As of March 31, 2024 and March 31, 2023, total Right of Use Assets were $2,000,093 and $1,261,634, respectively. The increase of $738,459 as compared to prior year in Right of Use Assets is primarily due to the Scottsdale lease that has been extended through 2029. As of March 31, 2024 and March 31, 2023, total Operating Lease Liabilities were $2,089,487 and $1,374,224, respectively. The current portion of our Operating Lease Liability on March 31, 2024 and March 31, 2023 is $479,651 and $470,734, respectively, and is reported as a current liability. The remaining $1,609,836 of the total $2,089,487 for the year ended March 31, 2024 and the $903,490 of the total $1,374,224 for the year ended March 31, 2023 of the Operating Lease Liability is presented as a long-term liability net of the current portion.

Consolidated lease expense for the year ended March 31, 2024 was $663,826 including $642,105 of operating lease expense and $21,722 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Consolidated lease expense for the year ended March 31, 2023 was $881,171 including $861,777 of operating lease expense and $19,394 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Consolidated lease expense for the year ended March 31, 2022 was $1,221,473 including $1,177,589 of operating lease expense and $43,884 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

The weighted average remaining lease term and weighted average discount rate for operating leases were 4.0 years and 10.0%, respectively at March 31, 2024 and were 3.3 years and 10.0%, respectively at March 31, 2023.

Future minimum lease payments under non-cancellable leases as of March 31, 2024 are as follows:

Years Ended March 31,
2025	$666,233
2026	665,069
2027	581,574
2028	379,067
2029	258,102
2,550,045
Less: Amount Representing Interest	(460,558)
$2,089,487

NOTE 11 – NOTES PAYABLE – RELATED PARTY

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

The Company did not have a balance on Amended Note B at March 31, 2024 and there was a balance of $180,850 at March 31, 2023. The Company recognized $1,788, $48,665, and $110,518, in interest expense on Amended Note B for the years ended March 31, 2024, 2023, and 2022, respectively.

On January 22, 2021, the Company repurchased 1,000,000 shares of the Company’s common stock issued to JSC at a price of $1.50 per share pursuant to the Amended APA.

NOTE 12 – CONSTRUCTION NOTE PAYABLE

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

During the year ended March 31, 2023, approximately $11.2 million of Loan funds were advanced including $1.0 million of cash collateral or restricted cash as security for the Loan. We made $257,425 and $150,743 in principal payments for the year ended March 31, 2024 and March 31, 2023, respectively. The restricted cash can be released per the terms documented in the Loan Agreement filed with the Commission as an exhibit to Form 10-Q on February 14, 2022. During the year ended March 31, 2023, $500,000 of restricted cash was released with $500,000 remaining restricted. During the year ended March 31, 2024, the remaining $500,000 of restricted cash was released, resulting in a zero balance for restricted cash as of March 31, 2024.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

During the year ended March 31, 2022, we issued 23,385,780 shares of common stock as follows:

●	20,000,000 shares were issued in connection with our merger of Gemini Direct Investments, LLC valued at $142,691,282
●	431,080 shares were issued to investors for exercised warrants valued for $943,907
●	374,584 shares were issued for cashless exercise of 443,110 warrants
●	772,450 shares valued at $1,631,701 were issued for services and equipment provided to the Company
●	1,807,666 shares valued at $5,759,000 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

During the year ended March 31, 2023, we issued 2,077,059 shares of common stock as follows:

●	200,003 shares were issued to investors for exercised warrants valued for $101,506
●	99,762 shares were issued for cashless exercise of 100,000 warrants
●	1,777,294 shares valued at $5,807,779 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

During the year ended March 31, 2024, we issued 1,968,701 shares of common stock as follows:

●	31,750 shares were issued to investors for exercised warrants valued for $76,200
●	1,936,951 shares valued at $4,082,108 were issued to employees, members of the Board of Directors, and members of the Advisory Committee as compensation

At March 31, 2024, 2023, and 2022, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2021	3,607,945	$2.31	3.24
Granted	200,000	0.01	3.92
Exercised	(874,190)	1.76	-
Forfeited or cancelled	-	-	-
Outstanding at March 31, 2022	2,933,755	$2.32	2.29
Exercisable at March 31, 2022	2,933,755	$2.32	2.29

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2022	2,933,755	$2.32	2.29
Granted	150,000	0.01	4.5
Exercised	(300,003)	0.34	-
Forfeited or cancelled	(322,806)	2.00	-
Outstanding at March 31, 2023	2,460,946	$2.46	1.59
Exercisable at March 31, 2023	2,460,946	$2.46	1.59

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2023	2,460,946	$2.46	1.59
Exercised	(31,750)	2.40	-
Forfeited or cancelled	(720,366)	3.19	-
Outstanding at March 31, 2024	1,708,830	$2.16	1.09
Exercisable at March 31, 2024	1,708,830	$2.16	1.09

As of March 31, 2024, we had 1,708,830 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 1,244,108 shares of our Common Stock at an exercise price of $2.00 per share consisting of approximately 1% of the warrants until August 2024, and approximately 99% until February 2026; (3) warrants to purchase 77,500 shares of Common Stock at an exercise price of $2.40 until September 2024, and (4) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025.

Option Granted

During the year ended March 31, 2024, we granted stock options (“Options”) to purchase 400,000 shares of our Common Stock to our Chief Executive Officer, of which (i) 100,000 Options shall vest on the Effective Date, and (ii) 300,000 Options shall vest in equal quarterly installments of 25,000 over 3 years beginning on the first quarter ended September 30, 2023. The Options shall (a) be exercisable at an exercise price per share equal to the closing market price of the Company’s common stock on the date of the grant, (b) have a term of ten years, and (c) be on such other terms as shall be determined by the Board (or the Compensation Committee of the Board) and set forth in a customary form of stock option agreement under the Plan evidencing the Options. We recognized $430,457 in expense related to the Options for year ended March 31, 2024.

Number of Options	400,000
Option Vesting Period	Up to 3 years
Per share grant price	$2.08
Dividend yield	-
Expected volatility	83.5%
Risk-free interest rate	4.13%
Expected life (years)	5.75
Weighted average fair value	$1.50

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will pay cumulative cash dividends on the Series A Preferred Stock when, as and if declared by its board of directors (or a duly authorized committee of its board of directors), only out of funds legally available for payment of dividends. Dividends on the Series A Preferred Stock will accrue on the stated amount of $25.00 per share of the Series A Preferred Stock at a rate per annum equal to 8.75% (equivalent to $2.1875 per year), payable quarterly in arrears. Dividends on the Series A Preferred Stock declared by our board of directors (or a duly authorized committee of our board of directors) will be payable quarterly in arrears on March 15, June 15, September 15, and December 15.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred dividends accumulated as of March 31, 2022 were $144,562. On August 27, 2021, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning May 21, 2021 (the first issuance date of the Series A Preferred Stock) through and including June 30, 2021 payable on September 15, 2021 to holders of record of Series A Preferred Stock on August 31, 2021 equal to $0.241246528 per share. Dividends totaling $337,745 were paid on September 15, 2021. On November 17, 2021, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning July 1, 2021 through and including December 14, 2021 payable on December 15, 2021 to holders of record of Series A Preferred Stock on November 30, 2021 equal to $1.01475694444444 per share. Dividends totaling $1,420,700 were paid on December 15, 2021. On February 18, 2022, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning December 15, 2021 through and including March 14, 2022 payable on March 15, 2022 to holders of record of Series A Preferred Stock on February 28, 2022 equal to $0.546875 per share. Dividends totaling $765,642 were paid on March 15, 2022.

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

Preferred dividends accumulated as of March 31, 2024 were $144,618. On May 15, 2023, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning March 15, 2023 through and including June 14, 2023 payable on June 15, 2023 to holders of record of Series A Preferred Stock on May 31, 2023 equal to $0.55902778 per share. Dividends totaling $782,639 were paid on June 15, 2023. On August 15, 2023, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning June 15, 2023 through and including September 14, 2023 payable on September 15, 2023 to holders of record of Series A Preferred Stock on August 31, 2023 equal to $0.55902778 per share. Dividends totaling $782,639 were paid on September 15, 2023. On November 15, 2023, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning September 15, 2023 through and including December 14, 2023 payable on December 15, 2023 to holders of record of Series A Preferred Stock on November 30, 2023 equal to $0.5529514 per share. Dividends totaling $774,132 were paid on December 15, 2023. On February 6, 2024, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning December 15, 2023 through and including March 14, 2024 payable on March 15, 2024 to holders of record of Series A Preferred Stock on February 29, 2024 equal to $0.5529514 per share. Dividends totaling $774,132 were paid on March 15, 2024.

NOTE 15 – ACQUISITIONS

Gemini Direct Investments, LLC

On April 30, 2021 (the “Effective Date”) we entered into an agreement and plan of merger (the “Merger Agreement”), by and among the Company, SpeedLight Group I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Sub”), Gemini Direct Investments, LLC, a Nevada limited liability company (“Gemini”), and Steven F. Urvan, an individual (the “Seller”), whereby Sub merged with and into Gemini, with Sub surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). At the time of the Merger, Gemini had nine (9) subsidiaries, all of which are related to Gemini’s ownership of the GunBroker business. GunBroker is an on-line auction marketplace dedicated to firearms, hunting, shooting, and related products. The Merger was completed on the Effective Date.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – ACCRUED LIABILITIES

At March 31, 2024 and March 31, 2023, accrued liabilities were as follows:

	March 31, 2024	March 31, 2023
Accrued FAET	$1,145,937	$1,808,065
Accrued bonus program	1,185,877	-
Accrued professional fees	1,134,368	736,323
Accrued payroll	964,661	430,344
Other accruals	417,496	618,243
Income taxes payable	359,356	403,739
Unearned revenue	1,822,972	101,593
Accrued sales commissions	-	252,366
Accrued interest	-	2,681
Accrued liabilities	$7,030,667	$4,353,354

NOTE 17 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2024, we paid $410,173 in service fees to two independent contractors consisting of a $244,640 payment due upon termination without cause. The two independent contractors were issued 168,581 shares of Common Stock for a total value of $350,345, which consisted of an issuance of 134,240 shares due upon termination without cause. We issued 25,000 shares in the aggregate to our advisory committee members for service for a total value of $53,250. Through our acquisition of Gemini, a related party relationship was created through one of our Members of the Board of Directors by ownership of entities that transacts with Gemini. There was $201,646 included in our Accounts Receivable at March 31, 2024 as a result of this relationship. Additionally, we owed $150,866 to Jagemann Precision Tooling, a division of JSC, at March 31, 2024.

On July 24, 2023, Fred Wagenhals departed as CEO and the Board appointed Mr. Wagenhals the Company’s Executive Chairman. Mr. Wagenhals remains a member of the Board. Mr. Wagenhals received the following payments in connection with his transition from CEO to Executive Chairman: (i) total cash payments of $1,060,290; (ii) 300,000 shares of Common Stock for a total value of $624,000.

On July 26, 2023, we obtained a $1.6 million letter of credit with Northern Trust for collateral for a bond related to a judgement assessed to GunBroker. On July 17, 2023, we generated a $1.6 million certificate of deposit with Northern Trust for security on the letter of credit. The term of the certificate of deposit is twelve months and includes interest of approximately 5%. Per the terms of the Merger Agreement, filed with the Commission on a Current Report on Form 8-K on May 6, 2021 (the “Current Report”), the Seller is required to pay or be liable for these losses (capitalized terms are defined the Current Report).

In July of 2023, the Company filed suit in the Delaware Chancery Court against Director and Shareholder Steve Urvan for claims arising out of the Company’s acquisition of certain companies referenced as the GunBroker family of companies. The claims arise based upon Mr. Urvan’s repeated failure and refusal to honor contractual defense and indemnification obligations arising under that certain Merger Agreement, along with alleged misrepresentations.

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

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Settlement Agreement, the Company will suspend the previously announced separation of Company into Action Outdoor Sports, Inc. and Outdoor Online, Inc., pending the further evaluation of strategic options by the Board. The Company paid approximately $500,000 of the Urvan Group’s costs, fees, and expenses per the terms of the Settlement Agreement. Additionally, the Company issued 125,000 shares of Common Stock for a total value of $437,500 to an employee and issued 110,000 shares of Common Stock for a total value of $385,000 to an independent contractor as a result of termination without cause per the terms of the Settlement Agreement.

The foregoing summary of the Settlement Agreement does not purport to be complete and is subject to, and qualified in its entirety, by reference to the full text of the Settlement Agreement, a copy of which was previously filed as Exhibit 10.1 in the Form 8-K filed with the SEC on November 7, 2022, and incorporated herein by reference.

During the year ended March 31, 2023, we paid $551,916 in service fees to two independent contractors of which $223,333 were created as a result of termination without cause as a result of our Proxy Settlement Agreement. The two independent contractors were issued 141,419 shares of our common stock for a total value of $494,967 in addition to the issuances described in the foregoing paragraphs. We issued 45,000 shares in the aggregate to its advisory committee members for service for a total value of $129,750. Through our acquisition of Gemini, a related party relationship was created through one of our Members of the Board of Directors by ownership of entities that transacts with Gemini. We recognized $215,300 in Marketplace Revenue for the year ended March 31, 2022 that was attributable to that relationship. There was $182,344 included in our Accounts Receivable at March 31, 2023 as a result of this relationship.

During the year ended March 31, 2022, we paid $229,083 in service fees to an independent contractor and we issued 60,000 shares in the aggregate to its advisory committee members for service for a total value of $173,000. Through our acquisition of Gemini, a related party relationship was created through one of our Members of the Board of Directors by ownership of an entity that transacts with Gemini. We recognized $1,042,277 in Marketplace Revenue for the year ended March 31, 2022 that was attributable to that relationship. There was $139,164 included in our Accounts Receivable at March 31, 2022 as a result of this relationship.

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

Through the Administrative and Management Services Agreement the Company with JSC, the Company purchased approximately incurred $2.0 million in inventory support services, and $170,355 of rent expenses for the year ended March 31, 2023. Through the Administrative and Management Services Agreement the Company with JSC, the Company purchased approximately $1.7 million in inventory support services, and $408,852 of rent expenses for the year ended March 31, 2022.

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

The Company paid off the balance of Amended Note B during the year ended March 31, 2024. The Company’s balance of Amended Note B was $180,850 and $865,771 at March 31, 2023 and 2022, respectively. The Company recognized $1,788, $48,665, $110,518, and $60,100 in interest expense on Amended Note B for the years ended March 31, 2024, 2023, and 2022, respectively.

On January 22, 2021, the Company repurchased 1,000,000 shares of the Company’s common stock issued to JSC at a price of $1.50 per share pursuant to the Amended APA.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – INCOME TAXES

The income tax (provision) benefit for the periods shown consist of the following:

	2024	2023	2022
Current
US Federal	$-	$-	$(1,302,811)
US State	-	-	(446,677)
Total current provision	-	-	(1,749,488)
Deferred
US Federal	3,004,239	(578,679)	(7,727,011)
US State	786,824	(151,559)	(2,649,261)
Total deferred benefit	3,791,063	(730,238)	(10,376,272)
Change in valuation allowance	-	-	8,839,791
Income tax (provision) benefit	$3,791,063	$(730,238)	$(3,285,969)

The reconciliation of income tax expense computed at the U.S. federal statutory rate of 21% to the income tax provision is as follows:

	2024	2023	2022
Computed tax expense	21%	21%	21%
State taxes, net of Federal income tax benefit	5%	6%	7%
Change in valuation allowance	0%	0%	(24)%
Employee stock awards	(7)%	(40)%	4%
Other	(1)%	0%	0%
Stock and Warrants on Note Conversion	0%	(5)%	1%
Total provision for income taxes	18%	(18)%	9%

The Company’s effective tax rates was 18% for the year ended March 31, 2024. During the year ended March 31, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to Employee stock awards.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2024	2023
Deferred tax assets
Net operating loss carryforward	$5,397,983	$871,331
Loss on purchase	826,311	826,311
Other	314,257	-
Total deferred tax assets	$6,538,461	$1,697,642

Deferred tax liabilities
Depreciation expense	$(3,007,227)	$(2,906,214)
Other	(2,044,236)	(1,101,020)
Total deferred tax liabilities	$(5,051,463)	$(4,007,234)
Net deferred tax assets/(liabilities)	$1,486,998	$(2,309,592)
Valuation allowance	-	-
Net deferred tax assets/(liabilities)	$1,486,998	$(2,309,592)

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. The Company has evaluated tax positions taken by the Company and has concluded that as of March 31, 2024 and 2023, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended December 31, 2016, December 31, 2017 and March 31, 2018, 2019, 2020, 2021, 2022, 2023, and 2024 are subject to audit.

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – GOODWILL AND INTANGIBLE ASSETS

During our previous fiscal year ended March 31, 2022, we recorded $90,870,094 of Goodwill generated from our Merger with Gemini. The balance of Goodwill at March 31, 2024 and 2023 was $90,870,094. We did not have any Goodwill prior to the year ended March 31, 2022.

Total amortization expense of our intangible assets was $13,062,874, $13,067,041, and $13,072,967 for the years ended March 31, 2024, 2023, and 2022, respectively.

Intangible assets consisted of the following:

		March 31, 2024
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		250,000	7,074,005	151,763,617

Accumulated amortization – Licensing Agreements		(250,000)	-	-
Accumulated amortization – Patents		-	(2,534,715)	-
Accumulated amortization – Intangible Assets		-	-	(40,714,550)
		$-	$4,539,290	$111,049,067

		March 31, 2023
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		250,000	7,074,005	151,763,617

Accumulated amortization – Licensing Agreements		(250,000)	-	-
Accumulated amortization – Patents		-	(2,041,251)	-
Accumulated amortization – Intangible Assets		-	-	(28,036,807)
		$-	$5,032,754	$123,726,810

Annual estimated amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2025	$12,650,642
2026	12,614,775
2027	12,549,188
2028	12,543,226
2029	12,507,792
Thereafter	52,722,734
$115,588,357

AMMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – SEGMENTS

On April 30, 2021, the Company entered into an agreement and plan of merger with Gemini, which, along with its subsidiaries, engages primarily in the operation of an online marketplace dedicated to firearms, hunting, shooting and related products. As a result, at March 31, 2024, our Chief Executive Officer reviews financial performance based on two operating segments as follows:

●	Ammunition – which consists of our manufacturing business. The Ammunition segment engages in the design, production and marketing of ammunition, ammunition component and related products.
●	Marketplace – which consists of the GunBroker E-commerce marketplace. In its role as an auction site, GunBroker supports the lawful sale of firearms, ammunition, and hunting/shooting accessories.

In the current period, we began the reporting of the separate allocation of certain corporate general and administrative expenses including non-cash stock compensation expense, as such we have updated the prior period disclosure herein. The following tables set forth certain financial information utilized by management to evaluate our operating segments for the annual periods presented:

	For the Year Ended March 31, 2024
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$91,112,496	$53,942,076	$-	$145,054,572
Cost of Revenues	94,771,262	7,660,541	-	102,431,803
General and administrative expense	8,967,456	9,885,131	28,804,588	47,657,175
Depreciation and amortization	508,485	13,034,306	-	13,542,791
Income/(Loss) from Operations	$(13,134,707)	$23,362,098	$(28,804,588)	$(18,577,197)

	For the Year Ended March 31, 2023
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$128,290,128	$63,149,673	$-	$191,439,801
Cost of Revenues	126,914,265	9,116,939	-	136,031,204
General and administrative expense	10,378,456	9,707,425	25,302,873	45,388,754
Depreciation and amortization	578,326	12,700,436	-	13,278,762
Income/(Loss) from Operations	$(9,580,919)	$31,624,873	$(25,302,873)	$(3,258,919)

	For the Year Ended March 31, 2022
	Ammunition	Marketplace	Corporate and other expenses	Total

Net Revenues	$175,660,650	$64,608,516	$-	$240,269,166
Cost of Revenues	142,773,306	8,732,351	-	151,505,657
General and administrative expense	11,932,721	8,434,308	17,544,970	37,911,999
Depreciation and amortization	1,579,778	12,122,370	-	13,702,148
Income/(Loss) from Operations	$19,374,845	$35,319,487	$(17,544,970)	$37,149,362

Total assets by segment were as follows:

	For the Year Ended
	March 31, 2024	March 31, 2023	March 31, 2022
Ammunition	$163,864,522	$154,044,607	$160,305,107
Marketplace	236,037,694	258,290,780	253,873,206
	$399,902,216	$412,335,387	$414,178,313

Total capital expenditures by segment were as follows:

	For the Year Ended
	March 31, 2024	March 31, 2023	March 31, 2022
Ammunition	$5,519,135	$10,819,177	$17,728,023
Marketplace	2,505,630	1,722,148	1,490,959
	$8,024,765	$12,541,325	$19,218,982

