Form 10-K/A
period 2024-03-31
AMMO, INC.
filed 2024-07-29
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

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

“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

The aggregate market value of the common stock of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2023) was $179,118,089.

As of July 26, 2024, there were 118,756,733 shares outstanding of the registrant’s common stock.

Audit Firm ID	Auditor Name	Auditor Location
342	PANNELL KERR FORSTER OF TEXAS, P.C	Houston, Texas

EXPLANATORY NOTE

On June 13, 2024, Ammo, Inc. filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.

We no longer expect that the definitive proxy statement for our 2024 annual meeting of stockholders will be filed within 120 days of March 31, 2024. Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

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

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined have the meanings set forth in the Original Form 10-K.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

In our Form 10-K, Form 10-Q and Form 8-K filings with the SEC, references to: (a) “Common Stock” refers to our Common Stock, $0.001 par value per share; and (b) “AMMO, Inc.,” “AMMO,” “the Company,” “we,” “us,” “our” and similar terms refer to AMMO, Inc. and its wholly owned operating subsidiaries Enlight Group II, LLC, AMMO Munitions, Inc., Firelight Group I LLC, Speedlight Group I, LLC, SNI, LLC, GB Investments, Inc., IA Tech, LLC, Outdoors Online, LLC, Enthusiast Commerce, LLC, five other subsidiaries listed on Exhibit 21.1 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and AMMO Technologies, Inc. (with AMMO Technologies, Inc. currently being inactive).

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers and Term of Office

The following table sets forth the names and ages of our current directors and executive officers. Our Board of Directors (the “Board”) appoints our executive officers. Each director of the Company serves for a term of one year or until his or her successor is elected and qualified, subject to removal by the Company’s shareholders. Each officer serves at the pleasure of the Board.

Name	Age	Position
Jared R. Smith	46	Chief Executive Officer and Director
Robert D. Wiley	32	Chief Financial Officer
Fred W. Wagenhals	83	Chairman of the Board of Directors, Executive Chair
Anthony Tate	37	Vice President of Sales, Ammo
Beth Cross	42	Chief Operating Officer, GunBroker
Tod Wagenhals	60	Executive Vice President, Secretary
Paul Kasowski	48	Chief Compliance and Transformation Officer
James Mann	41	Vice President of Operations
Russell William Wallace, Jr.	67	Director
Jessica M. Lockett	38	Director
Richard R. Childress	78	Director
Steve F. Urvan	58	Director
Christos Tsentas	37	Director
Wayne Walker	65	Director
Randy E. Luth	70	Director

Below is a discussion of the business experience of and certain other biographical information with respect to each of our executive officers and directors.

Jared R. Smith was appointed as Chief Executive Officer (“CEO”) and a director of the Company on July 24, 2023; previously, Mr. Smith had served as the Company’s President and Chief Operating Officer since January 2023. Mr. Smith has more than 18 years of experience in the ammunition industry. He was employed at Fiocchi of America, a global manufacturer of premium ammunition for competition, hunting and defense applications located in Ozark, Missouri from 2010 to December 2022, where, since 2017, he held the position of General Manager. As General Manager, Mr. Smith maintained full profit and loss ownership by having the responsibility of generating revenue and managing expenses and managed separate manufacturing operations (340+ employees), while overseeing three acquisitions, and leading Fiocchi’s revenue growth in three years from $95 million to in excess of $200 million. Prior to taking the General Manager role, Mr. Smith also held positions as the Vice President-International Strategy and Development and Director of Procurement and Supply Chain at Fiocchi of America.

We believe that Mr. Smith possesses attributes that qualify him to serve as a member of the Board, including his extensive business management experience and his knowledge of the firearms and ammunitions industry.

Robert D. Wiley has been our Chief Financial Officer (“CFO”) since January 2019. Prior to that, Mr. Wiley served as the Controller of the Company from May 2018 through January 2019 and was responsible for overseeing accounting department, including external financing reporting, compliance, accounting policy, and tax accounting. Previously, Mr. Wiley was a Certified Public Accountant at Moss Adams, LLP from June 2015 through April 2018. Mr. Wiley earned his Master of Taxation and Bachelor of Science degree in Accounting from Arizona State University. Mr. Wiley is a Certified Public Accountant licensed in the state of Arizona.

Fred W. Wagenhals has been the Chairman of the Board of the Company since December 2016. On July 24, 2023, Mr. Wagenhals assumed the position of Executive Chairman. Mr. Wagenhals also served as our CEO from December 2016 until July 24, 2023 and as our President from December 2016 through March 2021. Prior to joining AMMO, Mr. Wagenhals was a private investor from August 2005 until December 2016. Prior to that, Mr. Wagenhals was employed at Action Performance Companies, Inc., a leading designer and marketer of licensed motorsports products related to NASCAR, as Chairman, President, and CEO from November 1993 to December 2005, Chairman of the Board and CEO from May 1992 until September 1993, and President from July 1993 until September 1993. Action-Performance Companies, Inc. was sold in August 2005 to International Speedway Corp. and Speedway Motorsports. Mr. Wagenhals is a member of the Model Car Hall of Fame, was an Arizona Entrepreneur of the Year award recipient for the Retail/Wholesale category by the Center for Entrepreneurial Leadership, Inc. in 1997, and was honored as the Anheuser-Bush Entrepreneur in Residence at the University of Arizona College of Business and Public Administration during 1997 and 1998. He also taught a sports entrepreneurship class at the University of Arizona.

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

Anthony Tate joined AMMO Inc. in March 2020 with more than a decade of experience in the shooting sports industry. Mr. Tate has served as AMMO’s Vice President of Sales & Marketing, responsible for managing all brands, distribution channels, and deployment of sales for AMMO, since July 2022. Previously, Mr. Tate served as Director of National Accounts from April 2021 to July 2022, responsible for managing the Company’s key national accounts, business development strategies and supplier relationships worldwide. Mr. Tate has generated over $400 million dollars in revenue during his four-year tenure with the Company. Before joining AMMO, Mr. Tate represented hundreds of industry leading firearm and ammunition manufacturers at one of the largest shooting sports distributors in the United States, Davidson’s Inc. Mr. Tate managed growth and development of key accounts, contributing to over $175 million dollars in sales. In 2006, he won the U.S. Army Scholar Athlete Award while earning his Bachelor of Science Degree.

Beth Cross is a highly accomplished executive with more than 20 years of multi-channel online and big-box retail experience. Her expertise of consumer purchase behaviors from her decades of advancements at retail box stores including Walmart, Bi-Mart and Sportsman’s Warehouse was imperative to bring GunBroker to the next level. Ms. Cross began her retail career in 1998 spending 12 years in leadership roles within store operations focusing on visual merchandising, freight management, and customer relationships. She spent nine years in merchandising roles negotiating contracts and using analytics and marketing to drive record sales. Her vision to infuse efficiencies increased sales at every position, exponentially. Ms. Cross joined AMMO, Inc. in May of 2021 after the acquisition of GunBroker. Since joining the AMMO, Inc. management team, her primary focus has been to analyze and optimize the GunBroker platform and integrate analytics to carve paths to increase sales and improve the shopper and seller experience. In May of 2022, Ms. Cross was promoted to Chief Operating Officer of GunBroker. During her short time at GunBroker, she has put GunBroker on a fast track to increased sales, efficiencies across the board from customer service, to financials, and marketing and advertising.

Tod Wagenhals has been AMMO’s Executive Vice President since 2016 and has significant experience in marketing and contract manufacturing. He oversaw the construction and completion of AMMO’s 185,000 square foot world-class ammunition manufacturing facility in Manitowoc, Wisconsin, which opened in 2022. In 1992, Mr. Wagenhals was appointed Executive Vice President, Secretary, and a Director of Action Performance Companies, Inc. (Nasdaq: ACTN), a leader in the design, marketing and distribution of licensed motorsports collectibles and merchandising. His responsibilities included managing the day-to-day operations, new product development, and oversight of the company’s contract manufacturing operations in China. Mr. Wagenhals held those positions through 2000. In 2000 he founded Tod Wagenhals, Inc. (“TWI”), a sales and marketing company. TWI designed, manufactured, and distributed officially licensed sports and celebrity products, apparel, collectibles, and other memorabilia through contracts with the NFL, NASCAR, and other major professional sports organizations. TWI also marketed golf collectibles through a special division, Tour Fan Golf Collectibles, at major PGA Tour and PGA venues such as The PGA Championship and The Ryder Cup. From 2008-2011 Mr. Wagenhals was a managing member, partner, and President of Kinesis Industries, LLC. Kinesis was established to develop, manufacture, and distribute micro-generation renewable energy products for consumers worldwide. During 2011 through 2017 Mr. Wagenhals worked as a managing partner for Winners Companies, LLC., a commercial development company. Mr. Wagenhals graduated with a bachelor’s degree in communications from the University of Arizona in 1988 and played on the University’s golf team from 1985 through 1988.

Paul Kasowski is Chief Compliance and Transformation Officer and joined AMMO, Inc. in January 2024. He brings extensive knowledge across finance, strategy and transformation from his career leading value creation initiatives in both public and private companies. Prior to joining AMMO, Paul held the role of SVP, Business Transformation for Kinder’s Seasonings & Sauces where he professionalized financial reporting and implemented margin improvement projects while building a winning culture for this high growth brand. He was CFO for Arizona Natural Resources, a privately owned manufacturer of premium beauty care products where he oversaw finance, accounting, IT, HR, planning and sourcing. Paul held the role of VP, Financial Planning & Analysis for Igloo Products Corp., a manufacturer of coolers and hydration products based in Katy, TX. Paul held several senior level finance roles for Del Monte Foods and Ainsworth Pet Nutrition from 2003 to 2019 focused on building new capabilities. He earned his M.S. in Supply Chain Management from Michigan State University, his MBA from Ohio University and his Bachelor of Science degree in Finance from Robert Morris University.

James “Jim” Mann has been the Vice President of Operations for Ammo Inc since 2020. He is responsible for overseeing the entirety of the manufacturing operations including engineering, production, product development, site human resources, quality systems, and research and development. During that time, he has been integral in consolidating operations from three manufacturing sites to one as well as commissioning a new manufacturing plant and machinery. This included increasing employee headcount by 250 as well as machine assets by 45. Prior to his role as the Vice President of Operations for AMMO Inc, Jim was the General Manager of Jagemann Sporting Group for 7 years. With P&L responsibility for the division and over 20 years of deep draw metals stamping experience. He also oversaw the engineering, quality systems, and research and development in the sporting group division.

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

Jessica M. Lockett has been a director of the Company since December 2020. Ms. Lockett is a corporate and securities law attorney with experience representing public and private companies at various stages of development with respect to matters of corporate governance, securities regulations (including Securities Act filings and Exchange Act reporting), mergers and acquisitions, financing, fundraising and other corporate transactions. Ms. Lockett earned her J.D., cum laude, from Thomas Jefferson School of Law in 2012 and received the CALI and Witkin Awards in Securities Regulations from Cal Western School of Law. Ms. Lockett graduated from the University of Arizona with a Bachelor of Arts in Psychology. Ms. Lockett has been an attorney with Lockett + Horwitz, a professional law corporation, since 2016 and is an active member of the State Bar of California.

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

Steve F. Urvan has been a director of the Company since April 2021. Mr. Urvan was employed by the Company from April 2021 through January 5, 2023 as the Chief Strategy Officer of GunBroker.com. Mr. Urvan is the Founder and has been the CEO of BitRail, a compliant payments infrastructure, since February 2018. Mr. Urvan founded Gunbroker.com in 1999 and served as its the CEO until the Company acquired it in April 2021. Mr. Urvan has spent over 20 years as an entrepreneur, advisor, and investor with a passion for building and growing companies across various industries, but always with a focus of technology as a core or enabler. Mr. Urvan remains active in other companies that he founded including Outdoors.com Digital Media, an outdoor lifestyle website, App Cohesion, an e-commerce technology platform, and Gemini Southern, a merchant bank.

We believe that Mr. Urvan possesses attributes that qualify him to serve as a member of the Board, including his extensive experience building and leading Gunbroker.com and his deep knowledge of the firearms and ammunitions industry via that leadership.

Christos Tsentas has been a director of the Company since November 2022. Mr. Tsentas has served as a Partner of Albion River LLC, a private direct investment firm focusing on aerospace, defense and government related opportunities since 2020. Earlier, he served as an investment banker at KippsDeSanto & Co., an M&A advisory firm focused on the aerospace and defense markets, from 2009 to 2015. Mr. Tsentas serves on the board of directors of Magpul Industries Corporation, a designer and manufacturer of firearms accessories and outdoor lifestyle products. Mr. Tsentas holds a Bachelor of Science in Finance and Accounting from the University of Virginia and a Master of Business Administration from Columbia Business School.

We believe that Mr. Tsentas possesses attributes that qualify him to serve as a member of the Board, including his experience as an investment banker with a focus on the defense industry and as a board member of a designer and manufacturer of firearms accessories.

Wayne Walker has been a director of the Company since November 2022. Mr. Walker has more than 30 years of experience in corporate law, governance and corporate restructuring, including 15 years at the DuPont Company in the Securities and Bankruptcy Group, where he worked in the Corporate Secretary’s office and served as Senior Counsel. In 2003, Mr. Walker founded Walker Nell Partners, Inc., an international business consulting firm providing corporate governance and restructuring, fiduciary services, litigation support, and other services to client corporations and law firms, where he continues to serve as President. Earlier in his career, Mr. Walker served as Partner at ParenteBeard LLC, an accounting firm, from 2001 to 2004 and as Senior Legal Counsel at E. I. du Pont de Nemours and Company from 1984 to 1998. He has served (i) on the board of directors of Wrap Technologies, Inc. (Nasdaq: “WRAP”), a global public safety technology and services company, since 2018 where he currently serves as chairman of the board and as a member of the board’s compensation committee, (ii) as chairman of the board of Petro Pharmaceuticals, Inc. (Nasdaq: “PTPI”), a men’s health company, since 2020, (iii) on the board of directors of AYRO, Inc. (Nasdaq: “AYRO”), a designer and producer of all-electric vehicles, since 2020 and (iv) on the board of directors of Pitcairn Trust Company, a national advisor to family offices, since 2018. He is the former Vice President of the Board of Education of the City of Philadelphia, Chairman of the Board of Trustees of National Philanthropic Trust, a public charity that holds over $20 billion of assets under management, and Chairman of the Board of Directors for Habitat for Humanity International, a global non-profit, non-governmental housing organization. Mr. Walker holds a B.A. from Loyola University New Orleans and a J.D. from the Columbus School of Law at the Catholic University of America. He also studied finance for non-financial managers at the University of Chicago’s Graduate School of Business.

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

Randy E. Luth has been a director of the Company since January 2023. Mr. Luth has served as the president of Luth-AR-LLC, a producer of products for the AR-15 market, since 2013. Mr. Luth was the CEO of DPMS Panther Arms, a producer of AR-15 firearms and firearm components, from 1986 until its sale in December 2007 to the Freedom Group. Previously, Mr. Luth served as a director of the Company from November 2017 to January 2021.

We believe that Mr. Luth possesses attributes that qualify him to serve as a member of the Board, including his extensive experience building and leading firearm and firearm components companies and his deep knowledge of the firearms and ammunitions industry via that leadership.

Board Demographics and Skills Matrix

The matrix below provides information regarding our directors’ knowledge, skills, experiences, tenure, age and professional attributes, as well as certain demographic information that is based on the voluntary self-identification of each member of the Board. The matrix does not encompass all the knowledge, skills, experiences, or attributes of our directors, and the fact that we do not list a particular item does not mean that a director does not possess it. In addition, the absence of a particular knowledge, skill, experience, or attribute with respect to a director does not mean the director is unable to contribute to the decision-making process in that area. The type and degree of knowledge, skill and experience listed below may vary among the members of the Board.

Skills and Experience	Wagenhals	Wallace	Smith	Luth	Lockett	Urvan	Childress	Walker	Tsentas
Public Company Board	●			●				●
Public Company Executive	●		●
Firearms / Ammunition Industry	●		●	●		●	●		●
Manufacturing	●		●	●
Military / Law Enforcement									●
Finance / Accounting		●			●	●			●
Government / Policy / Legal				●	●	●		●
Marketing / Sales	●	●				●	●
Technology / Digital	●					●
Tenure and Independence
Tenure (Years)	7	7	2	2	3	3	3	2	2
Independence		●		●	●		●	●	●
Demographics
Age	83	67	46	70	38	58	78	65	37
Gender Identity	M	M	M	M	F	M	M	M	M
African American or Black								●
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	●	●	●	●	●	●	●		●
LGBTQ+					●

For more information about the Board and Corporate Governance, see “Corporate Governance” below.

Family Relationships

The Company’s Executive Vice President, Tod Wagenhals, is the son of our Executive Chairman, Fred Wagenhals.

Director Independence and Corporate Governance Matters

The Board will periodically review relationships that directors have with the Company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from the Company, are not an affiliated person of the Company or its subsidiaries (e.g., an officer or a greater-than-ten-percent stockholder) and are independent within the meaning of applicable laws, regulations and the listing rules of the Nasdaq Stock Market LLC (“Nasdaq”). In this latter regard, the Board will use the Nasdaq listing as a benchmark (specifically, Section 5605(a)(2) of such rules) for determining which, if any, of its directors are independent, solely in order to comply with applicable SEC disclosure rules.

The Board has determined, after considering all the relevant facts and circumstances, that Russell W. Wallace Jr., Richard R. Childress, Jessica M. Lockett, Wayne Walker, Christos Tsentas, and Randy E. Luth are independent directors, as “independence” is defined by the listing standards of Nasdaq (specifically, Item 407(a)(1) of Regulation S-K) because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Jared R. Smith, Fred W. Wagenhals, and Steve F. Urvan are not “independent” as defined by the listing standards, as they are either employed by us and serve as an employee director or otherwise do not meet the independence listing standards.

Board Committees

Our bylaws authorize the Board to appoint from among its members one or more committees consisting of one or more directors. The Board has established an Audit Committee, a Compensation Committee, and a Nominations and Corporate Governance Committee.

Committee Charters, Corporate Governance Guidelines, and Codes of Conduct and Ethics

The Board has adopted charters for the Audit, Compensation, and Nominations and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by the Board. The Board has also adopted Corporate Governance Guidelines, a Code of Conduct applicable to all of our employees and directors, and a Code of Ethics applicable to the CEO and senior financial officers, including our CFO and principal accounting officer. We post on our website, at www.ammoinc.com, the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees, Corporate Governance Guidelines, Code of Conduct, Code of Ethics, and Related Party Transactions Policy, and any amendments or waivers thereto, and any other corporate governance materials specified by SEC regulations. These documents are also available in print to any stockholder requesting a copy in writing from our Secretary at the address of our executive offices.

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

The Audit Committee currently consists of Jessica M. Lockett, Russell W. Wallace Jr, and Christos Tsentas. Ms. Lockett was appointed to serve as Chair of the Board’s Audit Committee. The Board has determined that each of Mr. Tsentas and Ms. Lockett, whose backgrounds are detailed in director biographies on pages 5 and 6, qualify as “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K and are independent as defined in the Nasdaq listing standards.

The Compensation Committee

The purpose of the Compensation Committee includes determining, or when appropriate, recommending to the Board for determination, the compensation of our CEO and other executive officers and discharging the responsibilities of the Board relating to Company compensation programs in light of the goals and objectives of our compensation program for that year. As part of its responsibilities, the Compensation Committee evaluates the performance of our CEO and, together with our CEO, assesses the performance of our other executive officers. The Compensation Committee is entitled to delegate its responsibilities to a subcommittee of the Compensation Committee that complies with the applicable rules and regulations of Nasdaq, the SEC, and other applicable regulatory bodies. While the Compensation Committee has the right to retain the services of independent compensation consultants to review a wide variety of factors relevant to executive compensation, trends in executive compensation, and the identification of relevant peer companies, the Compensation Committee has never retained an independent compensation consultant. The Compensation Committee has the authority to make all determinations regarding the engagement, fees, and services of any compensation consultants it retains, and any such compensation consultants would report directly to the Compensation Committee.

The Compensation Committee currently consists of Wayne Walker, Russell W. Wallace Jr., and Randy E. Luth.

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

The Nominations and Corporate Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to the Board if the information required by our bylaws is submitted in writing in a timely manner addressed and delivered to our Secretary at the address of our executive offices. The Nominations and Corporate Governance Committee identifies and evaluates nominees for the Board, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the proposed nominee would fill a present need on the Board.

The Nomination and Corporate Governance Committee currently consists of Wayne Walker and Jessica M. Lockett.

Executive Sessions

We regularly schedule executive sessions in which independent directors meet without the presence or participation of management. The chairs of various Board committees serve as the presiding director of such executive sessions on a rotating basis.

Risk Assessment of Compensation Policies and Practices

We have assessed the compensation policies and practices with respect to our employees, including our executive officers, and have concluded that they do not create risks that are reasonably likely to have a material adverse effect on the Company.

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

Clawback Policy

We have adopted a clawback policy in compliance with SEC and Nasdaq rules. In the event we are required to prepare an accounting restatement of our financial results as a result of a material noncompliance by us with any financial reporting requirement under the federal securities laws, we will have the right to use reasonable efforts to recover from any current or former executive officers who received incentive compensation (whether cash or equity) from us during the three-year period preceding the date on which we were required to prepare the accounting restatement, any excess incentive compensation awarded as a result of the misstatement. This policy is administered by the Compensation Committee of the Board.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. To the Company’s knowledge, based solely on a review of reports furnished to it, for the fiscal year ended March 31, 2024, all of the Company’s officers, directors and 10% stockholders have timely made the required filings other than Fred W. Wagenhals, who filed a Form 4 reporting the sale of 181,230 shares of Common Stock one day late.

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

ITEM 11 EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The purpose of the Compensation Committee includes determining, or when appropriate, recommending to the Board for determination, the compensation of our CEO and other executive officers and discharging the Board’s responsibilities relating to Company compensation programs in light of the goals and objectives of our compensation program for that year. As part of its responsibilities, the Compensation Committee evaluates the performance of our CEO and, together with our CEO, assesses the performance of our other executive officers. Although we do not target executive compensation to any peer group median, we strive to provide a compensation package that is competitive in the market and rewards each executive’s performance. The Compensation Committee recommends compensation packages for approval by the Board.

Executive Compensation Philosophy and Objectives

Our executive compensation program is designed to attract, retain and reward executive officers in alignment with our business objectives and long-term shareholder interests. For fiscal 2024, the material elements of our executive compensation program were base salary, cash bonuses, and equity-based compensation.

Compensation Program Objectives

We structure our executive compensation programs around three compensation elements: base salary; performance-based cash bonuses; and equity awards. We believe that that the combination of these three elements allows the Company to attract, retain and reward executive officers in alignment with our business objectives and long-term shareholder interests. The discussion below describes the methodology we used in determining why we believe each element of compensation is aligned with the interest of our shareholders. In determining the amounts to pay, the Compensation Committee considers each named executive officer’s performance of their responsibilities and duties as well as the compensation for similar positions at comparable companies.

Base Salary

Base salaries provide a level of fixed compensation sufficient to attract and retain a high-quality leadership team, when considered in combination with the other components of our executive compensation program. The Compensation Committee reviews base salaries annually to ensure they are in line with industry standards and the individuals experience notwithstanding that we have entered into employment agreements with our named executive officers.

For fiscal 2024, the base salaries for Messrs. Smith, Wiley, F. Wagenhals, Tate, Ms. Cross, and T. Wagenhals were set at $500,000, $325,000, $400,000, $250,000, $250,000 and $230,000 respectively.

Cash Bonuses

Performance Bonuses

Pursuant to the terms of his employment agreement, Mr. Smith is eligible to receive an annual cash performance bonus targeted at 100%-125% of his salary beginning in fiscal year 2024, to be issued at the sole discretion of the Board and subject to the recommendation of the Compensation Committee. Under the terms of his employment agreement, Mr. Wiley is eligible to receive an annual cash performance bonus in an amount up to 20% of his annual base salary, to be issued at the sole discretion of the Board. Under the terms of his employment agreement, Mr. F. Wagenhals is eligible to receive cash performance bonuses targeted at 100%-125% of his salary based on the Company’s financial performance for any full fiscal year, to be determined in the sole discretion of the Board based upon the recommendation of the Compensation Committee, from time to time. While we believe that cash bonuses allow us to attract and retain our executive officers in alignment with our business objectives, historically, the Board has not authorized the payment of discretionary bonuses to executive officers with the exception of Mr. Smith in fiscal year 2023.

On June 12, 2023, following a review of Mr. Wiley’s performance over the past three years the Board approved a $129,000 cash performance bonus for Mr. Wiley, which the Company paid to him on June 15, 2023. This amount represents 20% of Mr. Wiley’s aggregate base salary in the three years ended March 31, 2023, which is the maximum amount of any performance bonus for which he is eligible pursuant to his employment agreement.

Management by Objective Program

The Management by Objective Program (“MBO Program”), effective as of April 1, 2023, is designed to recognize employee performance in contributing to the Company’s fiscal objectives for the duration of the fiscal year. The employee collaborates with their supervisor at the beginning of each fiscal year to establish individual financial goals and specific targets aligned with their role to contribute towards the Company’s fiscal objectives. The bonus amount is tied to the results of their agreed upon individual financial goals and specific targets of the employee during the fiscal year. The MBO Program bonus payout is not guaranteed; as it also depends on the collective performance of business units and the Company as a whole. The MBO Program is aligned with the aforementioned performance bonuses and is paid at the sole discretion of the Board and subject to the recommendation of the Compensation Committee. The targets for the 2024 fiscal year MBO Program were as follows:

●	Fiscal Year Company EBITDA Target (30%):

●	Fiscal Year EBITDA Division Target (30%):

●	Fiscal Year Personal Goals Target (40%):

Mr. Tate received a bonus of $62,000 under the MBO program for the 2024 fiscal year. No other named executive officer received a bonus under the MBO program for the 2024 fiscal year.

Equity Awards

We provide equity compensation to our named executive officers in order to further align their interests with those of our shareholders and to further focus our named executive officers on our long-term performance.

Awards of Common Stock

Pursuant to their employment agreements, Messrs. Smith, Wiley, F. Wagenhals, Tate, Ms. Cross and T. Wagenhals are entitled to receive 133,333, 100,000, 180,000, 75,000, 75,000 and 100,000 shares of Common Stock, respectively, on an annual basis. Such shares are granted in equal installments following the end of each calendar quarter, with the exception of Messrs. Tate and T. Wagenhals whose shares are granted on an annual basis, subject to the named executive officer’s continued employment. The number of shares of Common Stock to be granted pursuant to the named executive officers’ employment agreements are not subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar event unless such adjustment is expressly agreed upon by the Company and the executive.

Awards of Options to Purchase Common Stock

Pursuant to the terms of his employment agreement, Mr. Smith was granted stock options to purchase 400,000 shares of Common Stock, 100,000 of which vested immediately and 300,000 of which vest in equal quarterly installments of 25,000 over three years beginning in the quarter ended September 30, 2023. The Company believes the award of Options aligns the interest of our named executive officers with the long-term performance of the Company and its shareholders.

Shareholder Engagement

At our January 5, 2023 annual meeting of shareholders, a shareholder advisory vote on executive compensation was held, our shareholders approved our executive compensation practices with an overwhelming 88% of the votes cast in favor of our compensation structure. Accordingly, the Company has continued with its philosophy on compensation. We value and continue to seek the feedback we receive from our shareholders in regard to our executive compensation practices.

Perquisites and Other Personal and Additional Benefits

Consistent with our pay-for-performance philosophy as described in our newly implemented MBO Program, executive perquisites consist of 401(k) matching, tax-qualified 401(k) savings plan, company car allowance, meals, and marketing hunting trips. The perquisites provided to NEOs for fiscal year 2024 are described in footnotes to the Summary Compensation Table located on page 15. See the following for additional information:

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

For safety reasons, our Executive Chair, Fred Wagenhals, received a car allowance as a perquisite to have reliable ground transportation for personal travel as he advances in age.

On occasion, the Company provides named executive officers meals as a perquisite for day-to-day working meal expenses.

For marketing purposes, Messrs. Mr. Smith and Mr. Tate attend marketing hunting trips with customers and suppliers from time to time and occasionally purchases required hunting gear for the specific trip. Mr. Smith attended a hunting trip in April 2024 with customers and suppliers and Mr. Tate attended a hunting trip with customers and suppliers in December 2023. Refer to the footnotes in the Summary Compensation Table below for additional information.

Accounting and Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally disallows a tax deduction to public corporations for compensation of over $1,000,000 paid for any fiscal year to an individual who was a named executive officer. The Compensation Committee and the Board will continue to design compensation programs that are in the best long-term interests of the Company and our shareholders, with deductibility of compensation being one of a variety of considerations taken into account.

Risk Assessment of Compensation Policies and Practices

We have assessed the compensation policies and practices with respect to our employees, including our executive officers, and have concluded that they do not create risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of the Company or any subsidiary of the Company during the fiscal year ended March 31, 2024 or was formerly an officer of the Company. None of our executive officers was a director or a member of the compensation committee of another entity during the fiscal year ended March 31, 2024. During our 2024 fiscal year, Messrs. Wallace, Walker, and Luth served on the Compensation Committee. None of these individuals had any material contractual or other relationships with us during such fiscal year except as directors.

Compensation Committee Report

The Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Amendment as required by Item 402 of Regulation S-K promulgated by the SEC and based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Respectfully submitted by the following members of the Compensation Committee:

●	Wayne Walker

●	Russell W. Wallace Jr.

●	Randy E. Luth

Summary Compensation Table

The following table sets forth for the years ended March 31, 2024, 2023, and 2022 information with respect to compensation earned for services in all capacities to us and our subsidiaries by the Company’s executive officers, including our CEO and CFO.

We refer to our CEO, CFO, and the other executive officers included in the table below as our “named executive officers.”

Name and principal position	Year	Salary ($)(1)	Bonus ($)(1)	Stock awards ($)(2)	Option awards ($)(3)	All other compensation (4)	Total
Jared R. Smith (6)
CEO,	2024	$492,215	$-	$425,800	$430,457	$33,943	$1,382,415
and Director	2023	$118,750	$118,750	$175,000	$-	$29,086	$441,586

Robert D. Wiley
CFO	2024	$310,833	$129,000	$225,000	$-	$14,567	$679,400
	2023	$240,000	$-	$350,000	$-	$15,084	$605,084
	2022	$217,083	$-	$350,000	$-	$-	$567,083

Fred W. Wagenhals (5)(7)
Chairman of the Board of Directors,	2024	$423,270	$85,438	$1,129,650	$-	$1,079,508	$2,717,866
Executive Chair	2023	$475,000	$478,636	$840,000	$-	$24,062	$1,817,698
	2022	$298,750	$572,463	$481,250	$-	$-	$1,352,463

Anthony Tate
Vice President of Sales & Marketing	2024	$246,566	$62,000	$206,250	$-	$-	$514,816

Beth Cross
Chief Operating Officer, GunBroker	2024	$250,000	$62,000	$168,750	$-	$25,979	$506,729

Tod Wagenhals
Executive Vice President, Secretary	2024	$230,000	$-	$203,000	$-	$18,517	$451,517

(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(2)	The amounts in this column reflect the aggregate fair value of stock awards granted to our named executive officers during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards. Mr. F. Wagenhals received 300,000 shares of Common Stock in connection with his transition from CEO to Executive Chairman valued at $624,000.
(3)	The amounts in this column reflect the aggregate grant date fair value of stock options awards granted to our named executive officers during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.
(4)	The amounts in this column consist of (i) with respect to Mr. Smith expenses incurred of $10,546 for a marketing hunt trip with customers and suppliers, $18,585 aggregate incremental cost to the Company of the health and medical insurance premiums for Mr. Smith and his family, $3,891 for 401(k) matching contributions, and meal expenses of $921, (ii) with respect to Mr. Wiley, $10,384 for 401(k) matching contributions, a $3,262 aggregate incremental cost to the Company of the health and medical insurance premiums for Mr. Wiley, and meal expenses of $921, and (iii) with respective to Mr. F. Wagenhals, (i) a cash payment of $475,000, (ii) a cash payment of $585,290, representing the performance bonus payable under the prior employment agreement in connection with his transition from CEO to Executive Chairman, (iii) $8,010 in cost to the Company of a car allowance, (iv) meal expenses of $8,483, and (v) $2,725 in health and medical related expenses, and with respect to Ms. Cross, a $18,407 aggregate incremental cost to the Company of the health and medical insurance premiums for Ms. Cross and her family, and $7,572 for 401(k) matching contributions, with respect to Mr. T. Wagenhals, a $10,740 aggregate incremental cost to the Company of the health and medical insurance premiums for Mr. T. Wagenhals and his family, $4,647 for 401(k) matching contributions and meal expenses of $2,769. The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the summary compensation table that are generally available to salaried employees and do not discriminate in scope, terms, and operation.

(5)	Effective July 24, 2023, Mr. F. Wagenhals assumed the role of Executive Chairman. Prior to that he had served as our CEO.
(6)	Effective July 24, 2023, Mr. Smith was appointed CEO. Prior to that he had served as our President and Chief Operating Officer.
(7)	Mr. F. Wagenhals received cash payments in connection with his transition from CEO to Executive Chairman of $475,000 and $585,289.64, the latter of which represents the performance bonus payable under his prior employment agreement. Mr. F. Wagenhals also received 300,000 shares of Common Stock.

Grant of Plan-Based Awards

The following table presents information about each grant of an award made to a named executive officer during fiscal 2024 under any Company compensation plan.

Name	Grant date	All other stock awards: Number of shares of stock or units (#)(1)	All other option awards: Number of securities underlying options (#)	Exercise or base Price of option awards ($)	Grant date fair value of stock and option awards ($)(2)
Jared R. Smith	1/5/23	63,043	-	$-	$132,847
	7/24/23	100,003	-	$-	$229,006
	7/24/23	-	175,000	$2.08	$430,457
Robert D. Wiley	1/29/23	75,000	-	$-	$156,250
	1/29/24	25,000	-	$-	$68,750
Fred W. Wagenhals	1/1/23	350,000	-	$-	$730,500
	7/24/23	135,000	-	$-	$309,150
Anthony Tate	3/31/2024	75,000	-	$-	$206,250
Tod Wagenhals	4/1/2023	100,000	-	$-	$203,000
Beth Cross	6/27/2022	18,750	-	$-	$39,938
	6/27/2023	56,250	-	$-	$128,813

(1)	Stock awards granted per employment agreements.
(2)	The amounts in this column reflect the aggregate fair value of stock and stock option awards granted to our named executive officers during the fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. Stock Compensation. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their stock and stock option awards.

Potential Payments Upon Termination or Change-in-Control

As discussed below under “Employment Agreements,” our employment agreements with our named executive officers provide for payments in connection with such executive officers’ termination or resignation, including in connection with or following a change in control.

The following tables provide estimates of the payments to which each of Messrs. Smith, Wiley, F. Wagenhals, Tate, T. Wagenhals, and Ms. Cross would have been entitled under their employment agreements if their employment had been terminated as of March 31, 2024. These tables were prepared using the closing price of the Common Stock on Nasdaq on March 31, 2024 ($2.75) and the respective executive officer’s salary then in effect. The amounts under the columns that reflect a change in control assume that a change in control occurred on March 31, 2024 and that the executive officer was terminated on such date. There can be no assurance that a termination of employment, a change in control or both would produce the same or similar results as those set forth below if either or both occur on any other date or at any other price, or if any assumption is not correct in fact.

Jared R. Smith

	Termination by the Company without cause or by executive with good reason (no change in control)	Termination by the Company without cause or by executive with good reason upon or within 12 months of a change in control	Termination upon executive’s death	Termination by the Company due to executive’s disability
Salary	$500,000	$500,000	$83,333	$83,333
Cash Severance (lump sum)	$-	$-	$-	$-
Bonus	$-	$-	$625,000	$625,000
Value of Accelerated Unvested Equity	$824,992	$824,992	$-	$-
Life Insurance Benefit	$-	$-	$-	$-
Insurance Benefits Continuation	$18,585	$18,585	$-	$-

Robert D. Wiley

	Termination by the Company without cause (no change in control)	Termination by the Company without cause or by executive with good reason upon or within 12 months of a change in control	Termination upon executive’s death	Termination by the Company due to executive’s disability
Salary	$325,000	$270,833	$-	$-
Cash Severance (lump sum)	$-	$-	$-	$-
Bonus	$65,000	$54,167	$65,000	$65,000
Value of Accelerated Unvested Equity	$206,250	$206,250	$206,250	$206,250
Life Insurance Benefit	$-	$-	$-	$-
Insurance Benefits Continuation	$3,262	$-	$-	$-

Fred W. Wagenhals

	Termination by the Company without cause or by executive with good reason (no change in control)	Termination by the Company without cause or by executive with good reason upon or within 12 months of a change in control	Termination upon executive’s death	Termination by the Company due to executive’s disability
Salary	$400,000	$400,000	$-	$-
Cash Severance (lump sum)	$-	$-	$-	$-
Bonus	$500,000	$500,000	$500,000	$500,000
Value of Accelerated Unvested Equity	$123,750	$123,750	$123,750	$123,750
Life Insurance Benefit	$-	$-	$-	$-
Insurance Benefits Continuation	$-	$-	$-	$-

Anthony Tate

	Termination by the Company without cause or by executive with good reason (no change in control)	Termination by the Company without cause or by executive with good reason upon or within 12 months of a change in control	Termination upon executive’s death		Termination by the Company due to executive’s disability
Salary	$125,000	$125,000		$20,833		$20,833
Cash Severance (lump sum)	$-	$-	$		$
Bonus	$62,000	$62,000		$62,000		$62,000
Value of Accelerated Unvested Equity	$-	$-		$-		$-
Life Insurance Benefit	$-	$-		$-		$-
Insurance Benefits Continuation	$-	$-		$-		$-

Tod Wagenhals

	Termination by the Company without cause or by executive with good reason (no change in control)	Termination by the Company without cause or by executive with good reason upon or within 12 months of a change in control	Termination upon executive’s death		Termination by the Company due to executive’s disability
Salary	$115,000	$115,000		$19,167		$19,167
Cash Severance (lump sum)	$-	$-	$		$
Bonus	$-	$-		$-		$-
Value of Accelerated Unvested Equity	$-	$275,000		$-		$-
Life Insurance Benefit	$-	$-		$-		$-
Insurance Benefits Continuation	$-	$-		$-		$-

Beth Cross

	Termination by the Company without cause or by executive with good reason (no change in control)	Termination by the Company without cause or by executive with good reason upon or within 12 months of a change in control	Termination upon executive’s death		Termination by the Company due to executive’s disability
Salary	$20,833	$312,500		$20,833		$20,833
Cash Severance (lump sum)	$-	$-	$		$
Bonus	$-	$62,000		$-		$-
Value of Accelerated Unvested Equity	$-	$257,813		$-		$-
Life Insurance Benefit	$-	$-		$-		$-
Insurance Benefits Continuation	$-	$-		$-		$-

Employment Agreements

We have entered into employment agreements with each of our named executive officers, the material terms of which are set forth below.

In connection with Mr. Smith being appointed CEO, on July 24, 2023, the Company and Mr. Smith entered into an amended and restated employment agreement. Mr. Smith’s employment agreement is for an initial term of three years, with the Company having the right to extend the agreement for up to three additional one-year terms, terminates automatically upon Mr. Smith’s death, and may be terminated by either party with or without cause or by the Company, in accordance with state and federal law, upon Mr. Smith’s disability as described therein. Mr. Smith’s employment agreement provides that Mr. Smith will receive an annual base salary of $500,000, subject to annual increases of up to 6% in the sole discretion of the Board and subject to the recommendation of the Compensation Committee, and 400,000 shares of Common Stock over the term of the agreement, vesting and issuable on a quarterly basis. The options have an exercise price of $2.08 per share, the closing market price of the Common Stock on the date of grant; 100,000 of the options vested on July 24, 2023, and the remaining 300,000 vest in equal quarterly installments of 25,000 over three years beginning with the September 30, 2023 quarter, provided, in each case, that Mr. Smith remains in the continuous employ of the Company as of the end of each quarter. Mr. Smith is also eligible to earn an annual cash performance bonus in such amount, if any, as determined in the sole discretion of the Board and subject to the recommendation of the Compensation Committee, which bonus target shall be 100-125% of his annual salary.

Mr. Smith’s employment agreement also includes confidentiality, non-competition and non-solicitation provisions. For six months following the date of his termination, or 90 business days if Mr. Smith is terminated without cause upon a change in control (the “Restricted Period”), Mr. Smith is prohibited from, directly or indirectly, in any territory in which the Company operates, (i) engaging in, marketing, selling, or providing any products or services that are the same or similar to or otherwise competitive with the products and services sold or provided by the Company or (ii) owning, acquiring, or controlling any interest, financial or otherwise, in a third party or business or managing, participating in, consulting with, rendering services for or otherwise, any business, that in each case is engaged in selling or providing the same, similar or otherwise competitive services or products that the Company is selling or providing, other than ownership of 1% or less of the equity of a publicly traded company. Further, during the Restricted Period, Mr. Smith may not, directly or indirectly, (i) call on, solicit, or service, engage or contract with, or take any action that may interfere with, impair, subvert, disrupt, or alter the relationship, contractual or otherwise, between the Company and any current or prospective customer, supplier, distributor, agent, contractor, developer, service provider, licensor, licensee or other material business relation of the Company, (ii) divert or take away the business or patronage (with respect to products or services of the kind or type developed, produced, marketed, furnished, or sold by the Company) of any of the Company’s clients, customers, or accounts, or prospective clients, customers, or accounts, (iii) solicit, induce, recruit or encourage any employees or independent contractors of or consultants to the Company to terminate their relationship with the Company or take away or hire such employees, independent contractors or consultants, or (iv) attempt to do any of the foregoing.

The Company and Mr. Wiley are parties to an employment agreement effective January 29, 2021, pursuant to which Mr. Wiley serves as our CFO. The agreement had an initial three-year term, which either party has the right to extend for up to three additional one-year terms. The agreement was extended for an additional year in January 2024. The agreement may be terminated by either the Company or Mr. Wiley upon 90 days written notice to the other, terminates automatically upon Mr. Wiley’s death, and may be terminated by either party with or without cause or by the Company, upon Mr. Wiley’s disability as described therein. Pursuant to an amendment thereto effective June 1, 2023, Mr. Wiley’s employment agreement provides for a base salary of $325,000 per year, which may be increased annually at the sole discretion of the Board and subject to the recommendation of the Compensation Committee. Mr. Wiley’s employment agreement also provided for an annual equity award of 100,000 restricted shares of Common Stock during the initial three years of the term of the agreement. The agreement also provides that Mr. Wiley is eligible to earn an annual cash performance bonus of up to 20% of his base salary in the sole discretion of the Board and subject to the recommendation of the Compensation Committee. The agreement also contains confidentiality provisions.

In connection with Fred Wagenhals being appointed Executive Chairman, on July 24, 2023, the Company and Mr. Wagenhals entered into an amended and restated employment agreement. Mr. Wagenhals’ employment agreement provides for an initial term of 12 months, after which Mr. Wagenhals and the Company may jointly agree to extend for up to three additional one-year terms. The agreement terminates automatically upon Mr. Wagenhals’ death and may be terminated by the Company upon Mr. Wagenhals’s disability as described therein. Pursuant to his employment agreement, Mr. Wagenhals received, in connection with his transition from CEO to Executive Chairman, (i) cash payments of (A) $475,000 and (B) $585,290, the latter of which represents the performance bonus payable under his prior employment agreement, and (ii) 300,000 shares of Common Stock. The agreement also provides that Mr. Wagenhals will receive an annual base salary of $400,000 and 180,000 shares of Common Stock issued quarterly during the initial term of the agreement. Mr. Wagenhals is also eligible to receive a cash performance bonus in such amount, if any, as determined in the sole discretion of the Board based upon the recommendation of the Compensation Committee, from time to time, with the bonus target amount of 100-125% of his annual salary. Mr. Wagenhals’ employment agreement also contains the same confidentiality, non-competition and non-solicitation provisions that are included in Mr. Smith’s employment agreement, except that the Restricted Period is reduced to five business days if he is terminated for any reason upon a change in control.

The Company and Mr. Tate are parties to an employment agreement dated March 23, 2021, providing that Mr. Tate serves as our Director of National Accounts; the agreement has not been amended to reflect his promotion to Vice President of Sales in July 2022 and continues to be his current title. Mr. Tate’s employment agreement provides for an initial term ending on March 31, 2024, with the Company having the right to extend the agreement for up to three additional one-year terms; the current termination date, unless further extended, is March 31, 2024. The agreement terminates automatically upon Mr. Tate’s death, and may be terminated by either party with or without cause or by the Company upon Mr. Tate’s disability, as described therein. Mr. Tate’s employment agreement provides that his annual base salary is $85,000 and that he is eligible for an annual increase in salary of up to 6% based upon performance. In January 2023, Mr. Tate’s annual base salary was increased to $250,000 based upon a verbal agreement with the Company to forego sales commission in return for a higher base salary. Mr. Tate’s employment agreement also provides that he is eligible to earn 175,000 shares of Common Stock over the initial term of the agreement, so long as he meets certain performance metrics with respect to revenues from his sales, payable as follows; (i) 50,000 at end of year one, (ii) 50,000 at end of year two, and (iii) 75,000 at end of year three. Mr. Tate’s employment agreement also provides that he is eligible for performance commissions equal to 1% to 1.5% of sales, however Mr. Tate subsequently agreed to forego performance commissions in return for a higher base salary and participation in the Company’s MBO bonus program. Mr. Tate’s employment agreement also contains the same confidentiality, non-competition and non-solicitation provisions that are included in Mr. Smith’s employment agreement, except that the Restricted Period is two years instead of six months and is not reduced if he is terminated upon a change in control.

The Company and Tod Wagenhals are parties to an employment agreement dated July 1, 2022, pursuant to which Mr. Wagenhals serves as our Executive Vice President. Mr. Wagenhals’ employment agreement provides for an initial term ending on December 31, 2025, with the Company having the right to extend the agreement for up to three additional one-year terms. The agreement terminates automatically upon Mr. Wagenhals’ death, and may be terminated by either party with or without cause or by the Company upon Wagenhals’ disability, as described therein. Mr. Wagenhals’s employment agreement provides that his annual base salary is $230,000 and that he is eligible for an annual increase in salary of up to 6% based upon performance in the sole discretion of the Board and subject to the recommendation of the Compensation Committee and that he will receive 100,000 shares of Common Stock per year, attained during the initial term of the agreement, for a total of 300,000 shares. Mr. Wagenhals’ employment agreement also contains the same confidentiality, non-competition and non-solicitation provisions that are included in Mr. Smith’s employment agreement, except that the Restricted Period is one year instead of six months and is not reduced if he is terminated upon a change in control.

The Company and its wholly owned subsidiary, SpeedLight Group I, LLC, are parties to an employment agreement dated June 27, 2022, with Beth Cross, pursuant to which Ms. Cross serves as Chief Operating Officer of our indirect wholly owned subsidiary Outdoors Online, LLC, through which we operate our Gunbroker.com website. Ms. Cross’ employment agreement provides for an initial term of three years, with the Company having the right to extend the agreement for up to three additional one-year terms, terminates automatically upon Ms. Cross’ death, and may be terminated by either party with or without cause or by the Company upon Ms. Cross’ disability, as described therein. Ms. Cross’ employment agreement provides that she will receive an annual base salary of $185,000 during the first year of the initial term of the agreement, $195,000 during the second year of the initial term of the agreement, and $205,000 during the third year of the initial term of the agreement, subject to annual increases of up to 6% in the sole discretion of the Board and subject to the recommendation of the Compensation Committee. In April 2023, Ms. Cross’ annual base salary was increased to $250,000 based upon a verbal agreement with the Company due to performance results. The agreement also provides that Ms. Cross is entitled to 225,000 shares of Common Stock over the initial term of the agreement, issuable on a quarterly basis as long as Ms. Cross meets certain performance metrics. Ms. Cross is also eligible to receive cash performance-based bonuses as determined in the sole discretion of the Board and subject to the recommendation of the Compensation Committee from time to time. Ms. Cross’ employment agreement also contains the same confidentiality, non-competition and non-solicitation provisions that are included in Fred Wagenhals’ employment agreement.

In the event that the Company terminates Mr. Smith’s, Fred Wagenhals’ or Mr. Wiley’s employment without cause, or Mr. Smith or Fred Wagenhals terminates his employment for good reason, then, subject to his compliance with all surviving provisions of any confidentiality agreement that he may have signed and his execution, other than with respect to Mr. Wiley, of a standard release of claims and, in the case of Mr. Smith, a standard separation agreement, in favor of the Company or its successor, he will receive (i) salary and insurance benefits for a period of 12 months from the effective date of termination, (ii) 100% of his remaining unissued equity compensation, all of which shall become vested and issuable on the date of his termination, and (iii) in the case of Mr. Wiley, his performance bonus.

If the Company terminates Mr. Tate’s employment without cause, then he is entitled to salary and insurance benefits for six months from the effective date of his termination and commissions that he earned through the date of his termination, subject to his compliance with all surviving provisions of any confidentiality agreement that he may have signed.

If the Company terminates Tod Wagenhals’ employment without cause, then he is entitled to salary and insurance benefits for six months from the effective date of his termination, subject to his compliance with all surviving provisions of any confidentiality agreement that he may have signed.

If the Company terminates Mr. Cross’ employment without cause, or she terminates her employment for good reason, then she is entitled to salary and insurance benefits for one month from the effective date of her termination and shares of Common Stock earned under her employment agreement through the date of her termination, subject to her compliance with all surviving provisions of any confidentiality agreement that she may have signed and her execution of a standard release of claims in favor of the Company or its successor.

In the event that the Company terminates Mr. Smith’s, Fred Wagenhals’, Mr. Wiley’s, Mr. Tate’s, Tod Wagenhals’ or Ms. Cross’ continuous status as an employee without cause or they terminate their employment with the Company for good reason, in either case upon or within 12 months after a change in control, as defined in their employment agreement, then, subject to their execution of a standard release of claims and, in the case of Mr. Smith, a standard separation agreement, in favor of the Company or its successor the executive will receive (i) salary for a period of 12 months, in the case of Mr. Smith and Fred Wagenhals, for a period of six months, in the case of Mr. Tate and Tod Wagenhals, and for the duration of the employment agreement’s term, in the case of Mr. Wiley and Ms. Cross, (ii) 100% of their remaining unissued and/or unvested equity compensation, (iii) their performance bonus through the date of termination, if applicable, in the case of Messrs. Smith and Tate and Fred Wagenhals, or for the duration of the term of their employment agreement, in the case of Mr. Wiley and Ms. Cross, (iv) with respect to Mr. Tate pro-rata commissions earned through the date of termination, and (v) in the case of Mr. Smith, Fred Wagenhals and Ms. Cross, release from the non-competition restrictions set forth in their employment agreement.

In the event of Messrs. Smith’s, Wiley’s or Tate’s, Fred Wagenhals’, Tod Wagenhals’ or Ms. Cross’ termination of employment as a result of his or her death or disability, the executive or his/her estate, as applicable, will receive (i) all of his/her unpaid salary through the date of death/disability and a severance benefit of three (two in the case of Mr. Smith and one in the case of Mr. Tate, Tod Wagenhals and Ms. Cross) months’ pay, (ii) all reimbursable expenses and benefits owed to him/her through the date of death/disability together with any benefits payable under any life insurance program in which the executive is a participant, if applicable, (iii) in the case of Messrs. Wagenhals and Wiley, the unvested and unissued portion of any equity compensation, and (iv) in the case of death any pro-rata share of a bonus or, with respect to Mr. Tate, Tod Wagenhals and Ms. Cross, commissions or bonuses to which he or she was entitled, payable at the end of the applicable fiscal year.

In the event of retirement of a named executive officer, no additional benefits unless otherwise agreed to.

Outstanding Equity Awards at Fiscal Year-end

The following table discloses information about unexercised options and unvested stock and equity incentive plan awards outstanding with respect to our named executive officers at March 31, 2024.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jared R. Smith	-	225,000	225,000	$2.08	7/24/2034	-	$-	299,977	$824,992
Robert. D. Wiley	-	-	-	$-	-	-	$-	75,000	$206,250
Fred W. Wagenhals	-	-	-	$-	-	-	$-	45,000	$123,750
Anthony Tate	-	-		$-	-	-	$-	-	$-
Tod Wagenhals	-	-	-	$-	-	-	$-	100,000	$275,000
Beth Cross	-	-	-	$-	-	-	$-	56,250	$154,688

Option Exercises and Stock Vested

The following table presents information regarding the named executive officers’ restricted stock vesting during fiscal 2024. There was no option exercises during fiscal 2024.

	Stock awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Jared R. Smith	163,046	$361,853
Robert D. Wiley	100,000	$225,000
Fred W. Wagenhals	485,000	$1,039,650
Anthony Tate	75,000	$206,250
Tod Wagenhals	100,000	$203,000
Beth Cross	75,000	$168,750

(1)	The amounts in this column reflect the aggregate fair value of stock awards granted to our named executive officers during the fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. Stock Compensation. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their stock awards.

CEO Pay Ratio

The following table presents the median of the annual total compensation of all our employees (other than Mr. Smith, our CEO), the annual total compensation of Mr. Smith, our CEO during our 2024 fiscal year, and the ratio between the two. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K promulgated by the SEC.

Fiscal year 2024 CEO Compensation	$1,382,415
Fiscal year 2024 median employee annual total compensation	$43,968
Ratio of CEO to median employee annual total compensation	31:1

In identifying our median employee, we chose March 31, 2024, which is the last day of our most recently completed fiscal year, as the determination date. All of our employees are based in the United States and all 516 were considered for identifying the median employee, which we determined by applying a consistently applied compensation measure across our employee population. For our consistently applied compensation measure, we used annual base salary, as it represents the primary compensation component paid to all of our employees. As a result, annual base salary provides an accurate depiction of total earnings for identifying our median employee. In determining the annual total compensation of the median employee, we the calculated such employee’s compensation using the same methodology we use for our named executive officers as set forth in the summary compensation table. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column for fiscal 2024 in the summary compensation table.

SEC rules and guidance provide significant flexibility in how companies identify the median employee for purposes of this disclosure, and each company may use a different methodology and make different assumptions particular to that company. As a result, and as the SEC explained when it adopted these rules, in considering the pay-ratio disclosure, stockholders should keep in mind that the rules were not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather were designed to allow stockholders to better understand and assess each particular company’s compensation practices and pay-ratio disclosures.

Pension Benefits

We do not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Director Compensation

The following table sets forth, for the year ended March 31, 2024, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our directors, who are not officers and who served during the year ended March 31, 2024. We make an annual grant to each director of 40,000 shares of Common Stock. Ms. Lockett receives a director fee of $4,000 per month in addition to the annual Common Stock grant.

Name and Principal Position	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)(3)	Option awards ($)	Total ($)
Russell William Wallace Jr.	$-	$90,000	$-	$90,000
Jessica M. Lockett (5)	$48,000	$90,000	$-	$138,000
Richard R. Childress	$-	$90,000	$-	$90,000
Steve Urvan	$-	$90,000	$-	$90,000
Wayne Walker	$-	$101,351	$-	$101,351
Christos Tsentas	$-	$101,351	$-	$101,351
Randy E. Luth	$-	$109,875	$-	$109,875
Harry S. Markley(4)	$-	$26,725	$-	$26,725

(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(2)	The amounts in this column reflect the aggregate fair value of the stock awards granted to our directors during the fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718, Compensation, Stock Compensation. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by the directors from their stock awards.
(3)	On May 15, 2023, the Board approved a change to the Company’s policy on director compensation that permits proration compensation for partial quarters served. The change was effective November 1, 2022, on a go-forward basis. The proration compensation will vest the day after the first full calendar quarter of service is complete. Accordingly, during the year ended March 31, 2024, Mr. Walker and Mr. Tsentas were each issued an additional 6,413 shares of Common Stock and Mr. Luth was issued an additional 9,555 shares of Common Stock.
(4)	Mr. Markley resigned as a member of the Board effective July 24, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the extent known by us or ascertainable from public filings, regarding the ownership of shares of Common Stock as of July 26, 2024, by: (i) each of our directors; (ii) each of our named executive officers; (iii) all of our directors and executive officers as a group; and (iv) each individual or entity known to us to beneficially own more than 5% of the outstanding shares of Common Stock. For each applicable beneficial owner, percent ownership has been computed based on a total of 118,756,733 shares of Common Stock outstanding as of July 26, 2024.

The amounts and percentages of Common Stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities that such person has the right to acquire beneficial ownership of within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below has sole voting and investment power with respect to such shares of Common Stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o AMMO, Inc., 7681 East Gray Road, Scottsdale, Arizona 85260.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock underlying options to purchase Common Stock held by that person or entity that are currently exercisable or that will become exercisable within 60 days of July 26, 2024.

Name of Beneficial Owner	Number of Shares of Common Stock Owned Beneficially	Percent of Class (1)
Named Executive Officers and Directors
Jared R. Smith (2)	579,111	*
Robert D. Wiley	304,739	*
Fred W. Wagenhals (3)	7,174,196	6.0%
Anthony Tate	443,802	*
Tod Wagenhals	558,418	*
Beth Cross	25,466	*
Russell William Wallace, Jr.	575,000	*
Jessica M. Lockett	145,000	*
Richard R. Childress	302,500	*
Steve F. Urvan	20,125,000	16.9%
Wayne Walker	71,413	*
Christos Tsentas	71,413	*
Randy E. Luth	528,555	*

All directors and officers as a group (15 persons)	30,971,013	26.1%

*	Less than 1%
(1)	Based on 118,756,733 shares of Common Stock outstanding as of July 26, 2024.
(2)	Includes 200,000 additional shares Mr. Smith has the right to acquire from the exercise of 200,000 stock options awards that have vested as of July 26, 2024.
(3)	Mr. Wagenhals beneficially owns a total of 7,174,196 shares of Common Stock, of which 7,024,196 shares are held directly and 150,000 shares are held indirectly by the Fred W. Wagenhals Trust, of which Mr. Wagenhals is the trustee.

Change-in-Control

As set forth in the above table, two of our directors (one of whom is also an executive officer) own an aggregate of 27,299,196 or 22.9% of the outstanding shares of Common Stock as of July 26, 2024. They exercise significant influence over the control of the Company and may be able to cause or prevent a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of March 31, 2024, with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	225,000	$2.08	2,078,159

Total	-	-	2,078,159

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Our Related Party Transactions Policy provides guidance for addressing actual or potential conflicts of interests, including those that may arise from transactions and relationships between us and our executive officers or directors. The Audit Committee and Board, as matter of appropriate corporate governance, reviews and approves all such transactions, to the extent required by applicable rules and regulations. Generally, management would present to the Board for approval at the next regularly scheduled Board meeting any related party transactions proposed to be entered into by us. The Audit Committee and Board may approve the transaction if it is deemed to be in the best interests of the Company

The following is a description of each transaction since April 1, 2023 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds $120,000; and

●	any related person had or will have a direct or indirect material interest.

During the year ended March 31, 2024, we paid $410,173 in service fees to two independent contractors, who provided services to the company, which included a $244,640 payment due upon termination without cause to one of the independent contractors. The two independent contractors were issued 168,581 shares of Common Stock for a total value of $350,345, which included an issuance of 134,240 shares due upon termination without cause for one of the independent contractors. We issued 25,000 shares in the aggregate to our advisory committee members for service for a total value of $53,250.

Through our acquisition of Gemini Direct Investments, LLC (“Gemini”), a related party relationship was created through one of our directors, Mr. Steve Urvan, by his ownership of entities that provided services to Gemini. There was $201,646 included in our Accounts Receivable at March 31, 2024 from entities owned by Mr. Urvan.

The Company paid off the balance of a promissory note to Jagemann Stamping Company (“JSC”) during the year ended March 31, 2024. JSC became a shareholder of the Company through the Company’s acquisition of JSC’s brass casing division. The payment made to JSC during fiscal 2024 consisted of $181,132 in principal and $2,784 in interest on the note. Additionally, we owed $150,866 to Jagemann Precision Tooling, a division of JSC, at March 31, 2024.

Director Independence

Nasdaq listing standards require that a majority of the Board be independent. For a discussion of the independence of the members of the Board, refer above to Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective April 8, 2021, the Company engaged Pannell Kerr Forster of Texas, P.C. (“PKF”) as the Company’s independent registered public accounting firm.

The following table presents the fees billed by PKF for its services during the Company’s last two fiscal years.

	2024	2023
Audit Fees	$374,611	$326,006
Audit-Related Fees	116,612	112,189
Tax Fees	-	-
All Other Fees	1,652,075	98,143
	$2,143,298	$536,338

It is our policy to engage the principal accounting firm to conduct the audit of the Company’s financial statements and to confirm, prior to such engagement, that such principal accounting firm is independent of the Company to the extent required by SEC rules and regulations. All services provided by PKF reflected above were approved by the Board.

- “Audit Fees” are fees paid for professional services rendered for the audit of our financial statements and review of our interim consolidated financial statements included in quarterly reports (as well as services that PKF normally provides in connection with statutory and regulatory filings or engagements).

- “Audit-Related Fees” are fees paid for SAS 100 reviews, review of SEC filings and the provision of required consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

- “All other fees” are related to fees unrelated to Audit Fees or Audit Related Fees. Of this amount, $1,652,075 was not related to services directly performed by the Company’s independent registered public accounting firm for the Company. Rather, this amount related to the Company’s reimbursement of legal fees incurred by the independent registered public accounting firm in connection with certain regulatory matters that arose regarding past services performed by the independent registered public accounting firm.

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

The Audit Committee requires that the independent registered public accountant, in conjunction with our CFO, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided above under the caption “Audit-Related Fees” were approved by the Board or by the Audit Committee pursuant to the Audit Committee’s pre-approval policies.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of the Original Form 10-K.

(b)	Exhibits

Other Schedules are committed because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1#	Agreement and Plan of Merger, dated April 30, 2021, by and among Ammo, Inc., SpeedLight Group I, LLC, Gemini Direct Investments, LLC and Steven F. Urvan (1)	8-K	2.1	5/6/2021
3.1	Certificate of Incorporation (Amended and Restated) filed with the Delaware Secretary of State on October 24, 2018	8-K	3.1	10/26/2018
3.2	Bylaws	8-K	3.03	02/09/2017
3.3	Certificate of Designations with respect to the 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share, dated May 18, 2021	8-A	3.3	5/20/2021
4.1	Compilation of JSC Agreements dated November 4, 2020	10-Q	4.3	11/13/2020
4.2	Form of Underwriters’ Warrant Agreement issued December 3, 2020	8-K	4.1	12/4/2020
4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	6/14/2023
4.4	Promissory Note issued by Ammo, Inc., Firelight Group I, LLC in favor of Hiawatha National Bank, dated October 14, 2021.	10-Q	4.1	2/14/2022
10.1+	2017 Equity Incentive Plan, as amended	S-8	4.1	2/14/2024
10.2	First Amended and Restated Factoring and Security Agreement, as amended, by and between Ammo, Inc. and Factors Southwest, LLC	8-K	10.1	3/11/2021
10.3	Revolving Inventory Loan and Security Agreement, as amended, by and between Ammo, Inc. and Factors Southwest, LLC	8-K	10.2	3/11/2021
10.4	Amended and Restated Exclusive License Agreement between AMMO Technologies Inc. and University of Louisiana at Lafayette, dated as of November 16, 2017	8-K	10.1	3/26/2021
10.5+	Amended and Restated Employment Agreement, by and between AMMO, Inc. and Jared Smith, dated July 24, 2023	8-K	10.1	7/25/2023
10.6+	Amended and Restated Employment Agreement, by and between AMMO, Inc. and Fred W. Wagenhals, dated July 24, 2023	8-K	10.2	7/25/2023
10.7+	Employment Agreement of Robert D. Wiley, as amended	10-K	10.6	6/14/2023

10.8+	Employment Agreement of Anthony Tate				X
10.9+	Employment Agreement of Tod Wagenhals				X
10.10+	Employment Agreement of Beth Cross				X
10.11+	Employment Agreement of Paul Kasowski				X
10.12+	Employment Agreement of James Mann				X
10.13	Lock-Up Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.1	5/6/2021
10.14	Voting Rights Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.2	5/6/2021
10.15	Standstill Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.3	5/6/2021
10.16	Investor Rights Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan	8-K	10.4	5/6/2021
10.17	Construction Loan Agreement by and among Ammo, Inc., Firelight Group I, LLC, and Hiawatha National Bank, dated October 14, 2021.	10-Q	10.1	2/14/2022
10.18	Settlement Agreement, by and among AMMO, Inc., Steven F. Urvan and Susan T. Lokey, dated November 3, 2022	8-K	10.1	11/7/2022
10.19	Amendment to Settlement Agreement, by and among AMMO, Inc., Steven F. Urvan and Susan T. Lokey, dated November 21, 2022	8-K	10.1	11/22/2022
14.1	Code of Ethics				X
21.1	Subsidiaries of the Company	10-K	21.1	6/14/2023
23.1	Consent of Pannell Kerr Forster of Texas, P.C Independent Registered Account Firm Relating to Consolidated Financial Statements of the Company for the year ended March 31, 2024	10-K	23.1	6/13/2024
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	6/13/2024
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	6/13/2024
31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	6/13/2024
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	6/13/2024
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

+ Management compensatory plan or contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMMO, INC.

	By:	/s/ Jared R. Smith
Dated: July 29, 2024		Jared R. Smith, Chief Executive Officer

	By:	/s/ Robert D. Wiley
Dated: July 29, 2024		Robert D. Wiley, Chief Financial Officer

