Form 10-Q
period 2024-06-30
AMMO, INC.
filed 2024-08-08
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

AMMO, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	001-13101	83-1950534
State or other jurisdiction of incorporation or organization	(Commission File No.)	(I.R.S. Identification No.)

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

As of August 5, 2024, there were 118,756,733 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMMO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$50,754,570	$55,586,441
Accounts receivable, net	19,436,712	28,221,321
Due from related parties	4,800,000	-
Inventories	54,717,709	45,563,334
Prepaid expenses	4,244,197	2,154,170
Total Current Assets	133,953,188	131,525,266

Equipment, net	57,998,933	58,082,040

Other Assets:
Deposits	1,325,806	349,278
Patents, net	4,415,924	4,539,290
Other intangible assets, net	107,982,842	111,049,067
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	1,825,564	2,000,093
Deferred income tax asset	4,046,430	1,487,088
TOTAL ASSETS	$402,418,781	$399,902,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,678,651	$23,156,495
Accrued liabilities	17,141,591	7,030,667
Current portion of operating lease liability	488,887	479,651
Current portion of construction note payable	276,616	273,459
Insurance premium note payable	1,680,594	-
Total Current Liabilities	42,266,339	30,940,272

Long-term Liabilities:
Contingent consideration payable	39,852	59,838
Construction note payable, net of unamortized issuance costs	10,710,081	10,735,241
Operating lease liability, net of current portion	1,426,740	1,609,836
Total Liabilities	54,443,012	43,345,187

Shareholders’ Equity:
Series A cumulative perpetual preferred Stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized 120,686,636 and 120,531,507 shares issued and 118,756,733 and 119,181,067 outstanding at June 30, 2024 and March 31, 2024, respectively	118,757	119,181
Additional paid-in capital	397,079,854	396,730,170
Accumulated deficit	(45,455,985)	(37,620,566)
Treasury Stock	(3,768,257)	(2,673,156)
Total Shareholders’ Equity	347,975,769	356,557,029
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$402,418,781	$399,902,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2024	2023

Net Revenues
Ammunition sales(1)	$13,359,554	$14,106,029
Marketplace revenue	12,281,991	13,912,202
Casing sales	5,312,005	6,236,344
	30,953,550	34,254,575

Cost of Revenues	21,164,428	20,230,035
Gross Profit	9,789,122	14,024,540

Operating Expenses
Selling and marketing	298,613	295,581
Corporate general and administrative	11,323,078	7,947,563
Employee salaries and related expenses	4,462,101	4,116,280
Depreciation and amortization expense	3,381,669	3,344,043
Total operating expenses	19,465,461	15,703,467
Loss from Operations	(9,676,339)	(1,678,927)

Other Income
Other income	252,232	692,951
Interest expense	(196,522)	(204,201)
Total other income	55,710	488,750

Loss before Income Taxes	(9,620,629)	(1,190,177)

Benefit for Income Taxes	(2,559,342)	(97,144)

Net Loss	(7,061,287)	(1,093,033)

Preferred Stock Dividend	(774,132)	(774,132)

Net Loss Attributable to Common Stock Shareholders	$(7,835,419)	$(1,867,165)

Net Loss per share
Basic	$(0.07)	$(0.02)
Diluted	$(0.07)	$(0.02)

Weighted average number of shares outstanding
Basic	119,105,502	117,713,805
Diluted	119,105,502	117,713,805

(1)	Included in revenue for the three months ended June 30, 2024 and 2023 are excise taxes of $1,303,603 and $1,175,796, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total

Balance as of March 31, 2024	1,400,000	$1,400	119,181,067	$119,182	$396,730,169	$(37,620,566)	$(2,673,156)	$356,557,029

Employee stock awards	-	-	360,833	361	605,838	-	-	606,199
Stock grants	-	-	-	-	68,750	-	-	68,750
Common stock purchase options	-	-	-	-	41,055	-	-	41,055
Repurchase of common shares (1)	-	-	(205,704)	(206)	(365,958)	-	-	(366,164)
Preferred stock dividends	-	-	-	-	-	(638,021)	-	(638,021)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,111)	-	(136,111)
Net loss	-	-	-	-	-	(7,061,287)	-	(7,061,287)
Treasury shares purchased	-	-	(579,463)	(580)	-	-	(1,095,102)	(1,095,682)

Balance as of June 30, 2024	1,400,000	$1,400	118,756,733	$118,757	$397,079,854	$(45,455,985)	$(3,768,258)	$347,975,769

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total

Balance as of March 31, 2023	1,400,000	$1,400	118,294,478	$118,294	$391,940,374	$(18,941,825)	$(522,158)	$372,596,085

Employee stock awards	-	-	390,111	391	822,406	-	-	822,797
Stock grants	-	-	-	-	50,750	-	-	50,750
Dividends accumulated on preferred stock	-	-	-	-	-	(136,094)	-	(136,094)
Preferred stock dividends	-	-	-	-	-	(638,038)	-	(638,038)
Net loss	-	-	-	-	-	(1,093,033)	-	(1,093,033)
Treasury shares purchased	-	-	(738,831)	(739)	-	-	(1,456,005)	(1,456,744)

Balance as of June 30, 2023	1,400,000	$1,400	117,945,758	$117,946	$392,813,530	$(20,808,990)	$(1,978,163)	$347,975,769

(1)	The Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on common shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net Loss	$(7,061,287)	$(1,093,033)
Adjustments to reconcile Net Loss to Net Cash provided by/(used in) operations:
Depreciation and amortization	4,692,556	4,620,087
Debt discount amortization	20,813	20,813
Employee stock awards	606,199	822,797
Stock grants	68,750	50,750
Common stock purchase options	41,055	-
Contingent consideration payable fair value	(19,986)	(21,024)
Allowance for doubtful accounts	87,689	909,717
Reduction in right of use asset	174,529	120,216
Deferred income taxes	(2,559,342)	(97,144)
Changes in Current Assets and Liabilities
Accounts receivable	8,696,920	7,088,437
Due from related parties	(4,800,000)	-
Inventories	(9,154,375)	(1,579,836)
Prepaid expenses	312,409	888,412
Deposits	(976,528)	2,964,365
Accounts payable	(477,844)	(1,722,783)
Accrued liabilities	9,974,813	152,021
Operating lease liability	(173,860)	(127,704)
Net cash provided by/(used in) operating activities	(547,489)	12,996,091

Cash flows from investing activities:
Purchase of equipment	(1,419,857)	(1,313,939)
Net cash used in investing activities	(1,419,857)	(1,313,939)

Cash flow from financing activities:
Payments on insurance premium note payment	(721,842)	(970,541)
Payments on construction note payable	(42,816)	(64,959)
Proceeds from factoring liability	-	14,610,314
Payments on factoring liability	-	(14,610,314)
Payments on note payable - related party	-	(180,850)
Preferred stock dividends paid	(638,021)	(638,038)
Repurchase of common shares	(366,164)	-
Common stock repurchase plan	(1,095,682)	(1,456,744)
Net cash used in financing activities	(2,864,525)	(3,311,132)

Net increase/(decrease) in cash	(4,831,871)	8,371,020
Cash, beginning of period	55,586,441	39,634,027
Cash, end of period	$50,754,570	$48,005,047

(Continued)

6

AMMO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2024	2023

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$196,552	$184,385
Income taxes	$-	$-

Non-cash investing and financing activities:
Insurance premium note payment	$2,402,436	$1,056,199
Dividends accumulated on preferred stock	$136,111	$136,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related disclosures contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2024. The results for the three months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended June 30, 2024 and 2023, (b) the financial position at June 30, 2024, and (c) cash flows for the three month periods ended June 30, 2024 and 2023.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We use the accrual basis of accounting and U.S. GAAP, and all amounts are expressed in U.S. dollars. The Company has a fiscal year-end of March 31st.

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

Critical Accounting Estimates and Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended March 31, 2024, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three months ended June 30, 2024. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs, or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization in the year ended March 31, 2023, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline is not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted for the year ended March 31, 2024. As of June 30, 2024, the Company has a goodwill carrying value of $90,870,094, all of which is assigned to the Marketplace segment. However, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2025.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable represents amounts due from customers for products sold and include an allowance for estimated credit losses which is estimated based on the collectability and age of the accounts receivable balances and categorization of customers with similar financial condition. At June 30, 2024 and March 31, 2024, we reserved $3,782,553 and $3,666,078, respectively, of allowance for credit losses.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

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

Patents

On September 28, 2017, AMMO Technologies Inc. (“ATI”), an Arizona corporation, which is 100% owned by us, merged with Hallam, Inc, a Texas corporation, with ATI being the survivor. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013, owned by University of Louisiana at Lafayette. The license was formally amended and assigned to AMMO Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Assumption Agreement dated to be effective as of August 22, 2017, the Merger closing date. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028.

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a quarterly royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the three months ended June 30, 2024 and 2023, the Company recognized royalty expenses of $1,864 and $5,060, respectively under this agreement.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We intend to continue building our patent portfolio to protect our proprietary technologies and processes and will file new applications where appropriate to preserve our rights to manufacture and sell our branded lines of ammunition.

Other Intangible Assets

On March 15, 2019, Enlight Group II, LLC d/b/a Jagemann Munition Components, a wholly owned subsidiary of AMMO, Inc., completed its acquisition of assets of Jagemann Stamping Company’s ammunition casing manufacturing and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement (See Note 12). The intangible assets acquired include a tradename, customer relationships, and intellectual property.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three months ended June 30, 2024 and 2023.

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

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2024 and year end March 31, 2024, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows.

	Revenues at June 30, 2024 Three Months	Accounts Receivable
PERCENTAGES	Ended	June 30, 2024	March 31, 2024

Customers:
A	-	-	11.8%
	-	-	-

Disaggregated Revenue Information

The following table represents a disaggregation of revenue from customers by category. We attribute net sales to categories by product or service types; ammunition, ammunition casings, and marketplace fees. We note that revenue recognition processes are consistent between product and service type, however, the amount, timing and uncertainty of revenue and cash flows may vary by each product type due to the customers of each product and service type.

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Ammunition sales(1)	$13,359,554	$14,106,029
Marketplace fee revenue	12,281,991	13,912,202
Ammunition casings sales	5,312,005	6,236,344
Total Sales	$30,953,550	$34,254,575

(1)	Included in revenue for the three months ended June 30, 2024 and 2023 are excise taxes of $1,303,603 and $1,175,796, respectively.

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell direct to customers online. In contrast, our ammunition casings products are sold to manufacturers. Marketplace fees are generated through our GunBroker online auction marketplace.

Cost of Revenues

Cost of Revenues for our ammunition segment consists of product cost and cost directly and indirectly associated with getting those products to a sellable state and for our marketplace segment, consists of cost associated with facilitating transactions on the platform.

Advertising Costs

We expense advertising costs under our Ammunition segment as they are incurred in selling and marketing expenses of operating expenses. Marketplace Segment advertising costs are expensed as they are incurred in cost of revenues. We incurred advertising expenses under our Ammunition segment of $108,802 and $119,638 for the three months ended June 30, 2024 and 2023, respectively, recognized in selling and marketing expenses and $110,542 and $138,657 of Marketplace segment advertising expenses recognized in cost of revenues for the three months ended June 30, 2024 and 2023, respectively.

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three months ended June 30, 2024 and 2023, we recognized approximately $1.3 million and $1.2 million respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of goods sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable, amounts due to related parties, and the construction note payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. Stock-based compensation is recognized on a straight-line basis over the vesting periods and forfeitures are recognized in the periods they occur. We account for common stock purchase option awards by estimating the fair value of each option award on the grant date using the Black-Scholes option pricing model that uses assumption and estimates that we believe are reasonable. There were 155,129 and 390,111 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the three months ended June 30, 2024 and June 30, 2023, respectively.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2024, our bank account balances exceeded federally insured limits, however, we have not incurred losses related to these deposits.

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

A former employee was terminated for cause who is seeking contract wages and stock that was earned but clawed back upon their termination. In that case, the Company received a favorable ruling on a partial motion for summary judgment wherein the arbitrator ruled the employee had refused to return funds he received as reimbursement for invoices he never paid. The arbitrator, thus, granted the Company’s partially dispositive motion. The remaining claims went to an arbitration hearing which was completed and the arbitrator ordered closing briefs, which the parties exchanged. On June 11, 2024, the Arbitrator entered an Arbitration Award in which found in the former employee’s favor of their contract claim, but against the former employee on their breach of the implied covenant of good faith and fair dealing. The Arbitrator awarded the Company an offset for the invalid business expenses for which the former employee was reimbursed. The Arbitrator also ordered return of the shares to which AMMO claimed entitlement. The Arbitrator awarded the former employee severance payments, attorneys fees and costs, which the Company timely paid the arbitration award.

On April 30, 2023, Director and stockholder Steve Urvan filed suit in the Delaware Court of Chancery against the Company, and certain AMMO directors, former directors, employees, former employees and consultants. Urvan’s claims include fraudulent inducement, unjust enrichment and violations of the Arizona Securities Act. The suit seeks a Court order for partial recission of the Merger and compensatory damages of not less than $140 million. The Company received a declination of coverage from one insurer. With the assistance of counsel, the Company is investigating additional available actions concerning that opinion, while continuing to pursue other available coverage concerning a separate policy. The Company and named defendants are in alignment in all material respects and reasonably believe at this date that Urvan’s claims are without merit. The Company has engaged Delaware Court of Chancery litigation specialists to defend its interests in all respects in this case. The Company timely responded to the Urvan Complaint by filing a motion to dismiss. On August 1, 2023, AMMO filed a separate lawsuit against Urvan in the Delaware Court of Chancery alleging, among other things, that Urvan committed fraud in connection with the GunBroker.com sale, and that Urvan breached their indemnification obligations to AMMO after the sale. On September 11, 2023, the Delaware Court of Chancery consolidated AMMO’s lawsuit against Urvan with Urvan’s lawsuit against AMMO and the individual defendants. On September 18, 2023, AMMO filed an amended complaint that added a claim against Urvan for breach of the Arizona Securities Act. Urvan moved to dismiss AMMO’s complaint in full. On December 18, 2023, the Court of Chancery heard argument on the parties’ motions to dismiss in the consolidated action. On February 27, 2024, the Court issued an opinion resolving all pending motions to dismiss. The Court dismissed Urvan’s aiding and abetting claims against the individual defendants, but it declined to dismiss Urvan’s other claims against the individuals and declined to dismiss Urvan’s claims against AMMO. The Court rejected Urvan’s motion to dismiss AMMO’s claims against him in its entirety. On May 8, 2024, the Court ordered a case schedule culminating in a five-day trial on July 28, 2025. In the interim, discovery between the parties remains ongoing.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 6, 2023, Steve Urvan initiated a separate action against the Company in his capacity as director under 8 Del. C. § 220(d) to inspect certain of the Company’s books and records (the “Books and Records Action”). In the Books and Records Action, Mr. Urvan alleges that the Company wrongfully refused to provide him with access to certain categories of documents following demands that he made on the Company on March 3, 2023, and November 9, 2023. The Company asserted as an affirmative defense that Mr. Urvan’s primary purpose for their demands is to obtain documents to support their claims in the Delaware Plenary Litigation, in which discovery was then stayed, and to undercut AMMO’s positions before the SEC. The Court held a one-day trial on February 26, 2024, in Georgetown, Delaware. On February 27, 2024, the Court in the Delaware Plenary Litigation issued an opinion that had the effect of lifting the discovery stay. On February 28, 2024, AMMO informed the judge presiding over the Books and Records Action that “[i]n AMMO’s view, the [Plenary Action] Opinion has effectively mooted this [Books and Records] action.” On April 9, 2024, AMMO began producing documents in response to Mr. Urvan’s demands pursuant to a Stipulation and Order Governing AMMO’s Document Productions. The Court has not issued a post-trial ruling and document production remains ongoing.

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a Gunbroker.com (“Gunbroker”) for breach of contract (the “MN Action”).  In the MN Action, DCP alleges that Gunbroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleges $100 million in damages.  On February 7, 2024, Gunbroker.com removed the MN Action to the United States District Court for the District of Minnesota.  On February 14, 2024, Gunbroker moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”).  The Court denied the Motion and GunBroker filed its Answer and Counterclaims. Gunbroker denies the allegations in the MN Action, and it plans to vigorously defend the claims asserted against it. The Parties’ initial disclosure statements are due to be exchanged in August 2024, after which the parties will engage in discovery. The Company does not feel as though it has a high level of risk exposure at this time.

On June 24, 2024 the Company entered into a Confidential Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with Triton Value Partners, LLC, Donald Gasgarth, Paul Freischlag, Jr., Jeff Zwitter (the “Plaintiffs,” and together with the Defendants and the Company, the “Parties” or, individually, “Party”), and Steven Urvan and TVP Investments LLC (the “Urvan Defendants”) and Gunbroker.com, LLC, IA TECH, LLC, and GB Investments, Inc. (the “Gunbroker Defendants,” and collectively with the Urvan Defendants, the “Defendants”) to fully resolve and settle all disputes and claims related to the litigation between the Defendants and Plaintiffs captioned Triton Value Partners, LLC et al. v. TVP Investments, LLC et al., Cobb County Superior Court, CAFN 18104869 (the “Action”). Pursuant to the Settlement Agreement, the GunBroker Defendants agreed to pay the Plaintiffs $8,000,000 (the “Settlement Amount”) in a single lump sum payment. AMMO agreed to tender the Settlement Amount to an escrow agent on behalf of the GunBroker Defendants within 45 days of the Settlement Agreement’s execution. Within five business days of the receipt of the Settlement Amount from the escrow agent, the Plaintiffs agreed to dismiss the Action with prejudice, and the Urvan Defendants agreed to dismiss all counterclaims against the Plaintiffs with prejudice. Pursuant to the Merger Agreement (as defined above), Urvan has the exclusive right to settle the Action on behalf of all Defendants and Urvan is obligated to indemnify the Company for certain liabilities, including certain liabilities incurred in connection with the Action. In connection with the Merger Agreement, on April 30, 2021, the Company and Urvan entered into a Pledge and Escrow Agreement (the “Pledge and Escrow Agreement”), pursuant to which ten stock certificates in the name of Urvan, with each certificate representing $2.8 million worth of shares of the Company’s common stock as of the date of the Pledge and Escrow Agreement (the “Pledged Securities”) were placed in escrow pending resolution of the Action. Pursuant to the Settlement Agreement, a portion of the Pledged Securities in the form of a stock certificate for 2,857,143 shares (“Stock Certificate”) shall be sent to the Company’s transfer agent for cancellation on the date and at the time the escrow agent releases the Settlement Amount to the Plaintiffs. Pursuant to the Settlement Agreement, at Urvan’s sole and absolute discretion, he may elect to make the Settlement Payment instead of surrendering the Stock Certificate for cancelation. If Urvan elects to make the Settlement Payment, the Company agrees to release the Stock Certificate to Urvan, subject to certain conditions and limitations. Pursuant to the Settlement Agreement, each of the Plaintiffs and the Defendants provides mutual releases of all claims as of the Effective Date, arising from any allegations set forth in the Action. Notwithstanding the foregoing, the Company and the Gunbroker Defendants do not release any claims asserted against Urvan, and Urvan does not release any claims asserted against the Company, the Gunbroker Defendants or any individual or entity related to or affiliated with the Company.

We have accrued for contingencies totaling approximately $8.0 million for the three months ended June 30, 2024 related to the Settlement Agreement, which resulted in $4.8 million recognized in Due from related parties (see Note 5) and $3.2 million in expenses recognized in Corporate general and administrative expenses. There were no other known contingencies as of June 30, 2024.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOSS PER COMMON SHARE

We calculate basic loss per share using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities, such as outstanding options and warrants. We use the treasury stock method in the determination of dilutive shares outstanding during each reporting period. We have issued warrants to purchase 1,668,830 shares of common stock. Due to the net loss attributable to common shareholders for the three months ended June 30, 2024, potentially dilutive securities, which consists of 200,000 of respective common stock purchase options were excluded, as a result of the treasury stock method, from the dilutive EPS calculation as the effect would be antidilutive. Due to the loss from operations for the three months ended June 30, 2023, potentially dilutive securities, which consists of 911 warrants and 9,090 equity incentive awards were excluded, as a result of the treasury stock method, from the dilutive EPS calculation as the effect would be antidilutive.

	For the Three Months Ended June 30,
	2024	2023

Numerator:
Net loss	$(7,061,287)	$(1,093,033)
Less: Preferred stock dividends	(774,132)	(774,132)
Net loss attributable to common stockholders	$(7,835,419)	$(1,867,165)

Denominator:
Weighted average shares of common stock – Basic	119,105,502	117,713,805
Effect of dilutive common stock purchase warrants	-	-
Effect of dilutive equity incentive awards	-	-
Effect of dilutive common stock purchase options	-	-
	119,105,502	117,713,805

Earnings per share:
Loss per share attributable to common stockholders – basic	$(0.07)	$(0.02)
Loss per share attributable to common stockholders – diluted	$(0.07)	$(0.02)

NOTE 4 – INVENTORIES

At June 30, 2024 and March 31, 2024, the inventory balances are composed of:

	June 30, 2024	March 31, 2024
Finished product	$17,519,027	$11,055,061
Raw materials	27,630,691	24,158,244
Work in process	9,567,991	10,350,029
	$54,717,709	$45,563,334

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DUE FROM RELATED PARTIES

As a result of the contingency recognized for the Settlement Agreement described in the Contingencies section of Note 2, we have recorded a receivable of $4,800,000 to recognize the value of shares to be returned to the Company upon the release of the Settlement Payment. As described in Note 2, Mr. Urvan is a director and shareholder of the Company. Please refer to Note 2 for additional information.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2024 and March 31, 2024:

	June 30, 2024	March 31, 2024
Leasehold Improvements	$257,009	$257,009
Building	29,243,613	29,143,445
Furniture and Fixtures	450,432	439,990
Vehicles	153,254	153,254
Equipment	46,546,451	45,467,137
Tooling	143,710	143,710
Construction in Progress	3,014,885	2,785,616
Total property and equipment	$79,809,354	$78,390,161
Less accumulated depreciation	(21,810,421)	(20,308,121)
Net property and equipment	$57,998,933	$58,082,040

Depreciation Expense for the three months ended June 30, 2024 and 2023 totaled $1,502,965 and $1,353,327, respectively. Of these totals $1,187,520 and $1,152,678 were included in cost of goods sold for the three months ended June 30, 2024 and 2023. Additionally, $315,445 and $200,648 were included in depreciation and amortization expenses in operating expenses for the three months ended June 30, 2024 and 2023.

NOTE 7 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contains a maximum advance amount of $5,000,000 on 85% of eligible accounts and has an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement contains a fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement are secured by present and future accounts receivables and related assets, inventory, and equipment. The Company has the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. On June 17, 2021, this agreement was amended which extended the maturity date to June 17, 2025. On November 29, 2023, we provided FSW notice of termination of the agreement. The agreement terminated on December 29, 2023. We did not have an outstanding balance on our Factoring liability as of the three months ended June 30, 2023. There was no interest expense recognized on the Factoring Liability for the three months ended June 30, 2024. For the three months ended June 30, 2023, we recognized interest expense of $45,385.

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

As of the June 30, 2024 and March 31, 2024, total Right of Use Assets were $1,825,564 and $2,000,093, respectively. As of the three months ended June 30, 2024 and June 30, 2023, total Operating Lease Liabilities were $1,915,627 and $1,246,520, respectively. The current portion of our Operating Lease Liability on June 30, 2024 and March 31, 2024, is $488,887 and $479,651, respectively, and is reported as a current liability. The remaining $1,426,740 of the total $1,915,627 as of June 30, 2024 and the $1,609,836 of the total $2,089,487 as of March 31, 2024 of the Operating Lease Liability is presented as a long-term liability net of the current portion.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated lease expense for the three months ended June 30, 2024 was $167,357 including $161,916 of operating lease expense and $5,441 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.7 years and 10.0%, respectively.

Future minimum lease payments under non-cancellable leases as of June 30, 2024, are as follows:

Years Ended March 31,
2025(1)	$491,352
2026	650,195
2027	564,681
2028	360,055
2029	242,595
2,308,878
Less: Amount Representing Interest	(393,251)
$1,915,627

(1)	This amount represents future lease payments for the remaining nine months of fiscal year 2025. It does not include any lease payments for the three months ended June 30, 2024.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONSTRUCTION NOTE PAYABLE

On October 14, 2021, we entered into a Construction Loan Agreement (the “Loan Agreement”) with Hiawatha National Bank (“Hiawatha”). The Loan Agreement specifies that Hiawatha may lend up to $11,625,000 to the Borrower to pay a portion of the construction costs of an approximately 160,000 square foot manufacturing facility to be constructed on our property (the “Loan”). The first advance of Loan funds by Hiawatha was made on October 14, 2021, in the amount of $329,843. We received advances of Loan funds approximately every month as our “owner’s equity” was fully funded into the ongoing new plant construction project. The Loan is an advancing term loan and not a revolving loan so any portion of the principal repaid cannot be reborrowed.

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

During the year ended March 31, 2023, approximately $11.2 million of Loan funds were advanced including $1.0 million of cash collateral or restricted cash as security for the Loan. We made $42,816 and $64,959 in principal payments for the three months ended June 30, 2024 and June 30, 2023, respectively. The restricted cash can be released per the terms documented in the Loan Agreement filed with the Commission as an exhibit to Form 10-Q on February 14, 2022. During the year ended March 31, 2023, $500,000 of restricted cash was released with $500,000 remaining restricted. During the fiscal year ended March 31, 2024, the remaining $500,000 of restricted cash was released, resulting in a zero balance for restricted cash as of March 31, 2024.

NOTE 10 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

During the three months ended June 30, 2024, we issued 366,164 shares of common stock net of the 205,704 acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding as follows:

●	360,833 shares valued at $606,199 were issued to employees and members of the Board of Directors.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2024, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2024	1,708,830	$2.16	1.09
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(40,000)	2.40	-
Outstanding at June 30, 2024	1,668,830	$2.15	1.02
Exercisable at June 30, 2024	1,668,830	$2.15	1.02

As of June 30, 2024, we had 1,668,830 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (2) warrants to purchase 1,244,108 shares of our Common Stock at an exercise price of $2.00 per share consisting of 1% of the warrants until August 2024, and 99% until February 2026; (3) warrants to purchase 37,500 shares of Common Stock at an exercise price of $2.40 until September 2024; and (4) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025.

Option Granted

During the year ended March 31, 2024, we granted stock options (“Options”) to purchase 400,000 shares of our Common Stock to our Chief Executive Officer, of which (i) 100,000 Options shall vest on the Effective Date, and (ii) 300,000 Options shall vest in equal quarterly installments of 25,000 over 3 years beginning on the first quarter ended September 30, 2023. The Options shall (a) be exercisable at an exercise price per share equal to the closing market price of the Company’s common stock on the date of the grant, (b) have a term of ten years, and (c) be on such other terms as shall be determined by the Board (or the Compensation Committee of the Board) and set forth in a customary form of stock option agreement under the Plan evidencing the Options. We recognized $41,055 in expense related to the Options for the three months ended June 30, 2024.

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

Preferred dividends accumulated as of June 30, 2024, were $136,111. On May 15, 2024, the Board of Directors of the Company declared a dividend on the Company’s Series A Preferred Stock for the period beginning March 15, 2024, through and including June 14, 2024 payable on June 17, 2024 to holders of record of Series A Preferred Stock on May 31, 2024 equal to $0.55902778 per share. Dividends totaling $782,634 were paid on June 17, 2024.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – GOODWILL AND INTANGIBLE ASSETS

Amortization expenses related to our intangible assets for the three months ended June 30, 2024 and 2023 were $3,189,591 and $3,266,760, respectively.

		June 30, 2024
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	125,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,124,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		250,000	7,074,005	151,763,617

Accumulated amortization – Licensing Agreements		(250,000)	-	-
Accumulated amortization – Patents		-	(2,658,081)	-
Accumulated amortization – Intangible Assets		-	-	(43,780,775)
		$-	$4,415,924	$107,982,842

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2024(1)	$9,461,051
2025	12,614,775
2026	12,549,188
2027	12,543,226
2028	12,507,792
Thereafter	52,722,734
$112,398,766

(1)	This amount represents future amortization for the remaining nine months of fiscal year 2024. It does not include any amortization for the three months ended June 30, 2024.

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENTS

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

	For the Three Months Ended June 30, 2024
			Corporate
			and other
	Ammunition	Marketplace	expenses	Total

Net Revenues	$18,671,559	$12,281,991	$-	$30,953,550
Cost of Revenues	19,419,638	1,744,790	-	21,164,428
General and administrative expense	3,376,825	2,812,986	9,893,981	16,083,792
Depreciation and amortization	35,866	3,321,679	24,124	3,381,669
Income/(Loss) from Operations	$(4,160,770)	$4,402,536	$(9,918,105)	$(9,676,339)

	For the Three Months Ended June 30, 2023
			Corporate
			and other
	Ammunition	Marketplace	expenses	Total

Net Revenues	$20,342,373	$13,912,202	$-	$34,254,575
Cost of Revenues	18,414,961	1,815,074	-	20,230,035
General and administrative expense	3,478,749	2,178,370	6,702,305	12,359,424
Depreciation and amortization	132,102	3,211,941	-	3,344,043
Income/(Loss) from Operations	$(1,683,439)	$6,706,817	$(6,702,305)	$(1,678,927)

AMMO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES

The income tax provision effective tax rates were (26.6%) and 8.6% for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to employee stock awards. For the three months ended June 30, 2024, the effective tax rate differed from the U.S. federal statutory rate due to state income taxes.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended March 31, 2021, 2022, 2023, and 2024 are subject to audit.

NOTE 15 – RELATED PARTY TRANSACTIONS

Through our acquisition of Gemini, a related party relationship was created through one of our directors, Mr. Steve Urvan, by their ownership of entities that provided services to Gemini. There was $201,646 included in our Accounts Receivable at June 30, 2024 from entities owned by Mr. Urvan. Please refer to the Settlement Agreement in Note 2 for additional information on related party transactions.

NOTE 16 – SUBSEQUENT EVENTS

Related party transactions

Effective July 12, 2024, our $1.6 million letter of credit with Northern Trust for collateral for a bond related to a judgement assessed to GunBroker.com was extended until July 26, 2025. Effective July 26, 2024, our $1.6 million certificate of deposit with Northern Trust for security on the letter of credit was extended until July 28, 2025. The term of the certificate of deposit is twelve months and includes interest of approximately 5%. Per the terms of the Merger Agreement, filed with the Commission on a Current Report on Form 8-K on May 6, 2021 (the “Current Report), the Seller is required to pay or be liable for these losses (capitalized terms are defined the Current Report).

Settlement Agreement Payment

On August 8, 2024, the Company paid $8.0 million to the escrow agent in connection with the Settlement Agreement described in the Contingencies section of Note 2.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to assist the reader in understanding the results of operations, financial condition, and liquidity through the eyes of our management team. This section should be read in conjunction with other sections of this Quarterly Report, specifically, our condensed consolidated financial Statements and Supplementary Data.

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

Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following information should be read in conjunction with our condensed consolidated financial statements included in this Quarterly Report beginning on page 3.

Our financial results for the three months ended June 30, 2024, reflect our transition into our new operational strategic position, focusing on higher brass casing production and sales. We believe that we have hired a strong team of professionals and developed innovative products to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on building profitability through our rifle brass manufacturing. We experienced a 9.6% decrease in our Net Revenues for the three months ended June 30, 2024, compared with the three months ended June 30, 2023. This was the result of decreased revenue in both of our reporting segments due to changes in market demand as discussed below, and specifically for our ammunition division, changes in pricing, and sales mix. We believe that the shift in our operational strategy focusing on higher brass casing production and sales negatively impacted our sales in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Our focus on creating profitability is in contrast to revenue growth.

The following table presents summarized financial information taken from our consolidated statements of operations for the three months ended June 30, 2024, compared with the three months ended June 30, 2023:

	For the Three Months Ended
	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Net Revenues	$30,953,550	$34,254,575
Cost of Revenues	21,164,428	20,230,035
Gross Margin	9,789,122	14,024,540
Sales, General and Administrative Expenses	19,465,461	15,703,467
Loss from Operations	(9,676,339)	(1,678,927)
Other income (expense)
Other expense	55,710	488,750
Loss before provision for income taxes	$(9,620,629)	$(1,190,177)
Benefit for income taxes	(2,559,342)	(97,144)
Net Loss	$(7,061,287)	$(1,093,033)

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

Adjusted EBITDA

	For the Three Months Ended
	30-Jun-24	30-Jun-23

Reconciliation of GAAP net loss to Adjusted EBITDA
Net Loss	$(7,061,287)	$(1,093,033)
Benefit for income taxes	(2,559,342)	(97,144)
Depreciation and amortization	4,692,556	4,620,087
Interest expense, net	196,522	204,201
Employee stock awards	606,199	822,797
Stock grants	68,750	50,750
Common stock purchase options	41,055	-
Other income (expense), net	(252,232)	(692,951)
Contingent consideration fair value	(19,986)	(21,024)
Other nonrecurring expenses(1)	6,249,893	2,759,726
Adjusted EBITDA	$1,962,128	$6,553,409

(1)	For the three months ended June 30, 2024 and 2023, other nonrecurring expenses consist of professional and legal fees that are nonrecurring in nature. There were $3.2 million in expenses related to the settlement contingency included in other nonrecurring expenses for the three months ended June 30, 2024.

Adjusted EBITDA is a non-GAAP financial measure that displays our net loss, adjusted to eliminate the effect of certain items as described below.

We have excluded the following non-cash expenses from our non-GAAP financial measures: provision or benefit for income taxes; depreciation and amortization; share-based or warrant-based compensation expenses; and changes to the contingent consideration fair value. Adjusted EBITDA as a non-GAAP financial measure also excludes other cash interest income and expense, and non-recurring expenses related to professional and legal fees as the nature of these items are not components of our core operations. We believe that it is useful to exclude these non-cash expenses and non-recurring expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

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

Net Revenues

The following table shows our revenues by the various categories that comprise our total revenues for the three months ended June 30, 2024 and June 30, 2023. “Proprietary ammunition” includes those lines of ammunition that we manufacture at our facilities and sell under the brand names “STREAK VISUAL AMMUNITION™” and “/stelTH/™”. We define “standard ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “standard ammunition” includes ammunition that we manufacture at our facilities as well as any completed ammunition that we acquire in the open market for sale to others. Also included in this category is low-cost target pistol and rifle ammunition as well as bulk packaged ammunition that we manufacture using reprocessed brass casings. Ammunition within the standard ammunition product line typically carries much lower gross margins than our proprietary ammunition.

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Proprietary Ammunition	$1,359,263	$1,154,802
Standard Ammunition	12,000,291	12,951,227
Ammunition Casings	5,312,005	6,236,344
Marketplace Revenue	12,281,991	13,912,202
Total Sales	$30,953,550	$34,254,575

Net Revenues for the three months ended June 30, 2024, decreased by $3.4 million, or 9.6%, from the prior year due to changes in market conditions. This was due to the result of a decrease of $1.0 million in sales of bulk pistol and rifle ammunition, $1.0 million in our casing sales and $1.6 million in sales generated from our GunBroker Marketplace, which primarily consists of auction revenue, as well as payment processing revenue, and shipping income, partially offset by an increase of $0.2 million in sales of Proprietary Ammunition. We believe that the shift in our operational strategy focusing on higher brass casing production and sales negatively impacted our sales in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Additionally, equipment malfunction related to rifle production in our manufacturing facility in Manitowoc caused lower production output contributing to lower sales results. Management anticipates an increase in ammunition casings sales as capacities come online in its new Manitowoc facility.

The opening in August 2022 of our manufacturing plant in Manitowoc, WI, grants us the ability to increase capacity based upon the needs of the market and through further expansion of our casing and loading lines and allow us to continue to expand distribution into commercial markets, introduce new product lines, and continue to initiate sales to U.S. law enforcement, military, and international markets.

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

Cost of Revenues

Cost of Revenues decreased by approximately $1.0 million from $21.2 million to $20.2 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This was the result of a decrease in net sales as well increases to non-cash depreciation related to increases in production equipment, expensing of increased labor, and overhead used to produce finished product during 2024 as compared to 2023. Cost of Revenues for our ammunition segment consists of product cost and cost directly and indirectly associated with getting those products to a sellable state and for our marketplace segment, consists of cost associated with facilitating transactions on the platform.

Gross Margin

Our gross margin percentage, which measures our gross profit as a percentage of sales decreased to 31.6% during the three months ended June 30, 2024, from 40.9% for the three months ended June 30, 2023. This was a result of increased cost of materials, labor, and overhead in our ammunition segment, which was offset by our marketplace, GunBroker.com which, by nature has significantly higher margins than our manufactured products.

We believe that as we grow ammunition segment sales through new markets and expanded distribution that our gross margins will continue to increase. Our goal in the next 12 to 24 months is to continue to improve our gross margins. This will be accomplished through the following:

●	Capacity improvements at our manufacturing plant and expansion of our rifle casing and loading lines;

●	Increased product sales, specifically of proprietary and flagship lines of ammunition, like the STREAK VISUAL AMMUNITION™, /stelTH/™, Signature-on-Target, and HUNT all of which carry higher margins as a percentage of their selling price;

●	Introduction of new lines of ammunition that carry higher margins in the consumer and government sectors;

●	Reduced component costs through insourced operations of our ammunition segment and expansion of strategic relationships with component providers resulting in cost savings;

●	Expanded use of automation equipment that reduces the total labor required to assemble finished products;

●	Vertical integration into tooling manufacturing and annealing of rifle cases that have previously been outsourced;

●	Better leverage of our fixed costs through expanded production to support the sales objectives

●	With the addition of the multi-item cart, the payment processing, we’ve adjusted our category fees for nonregulated items that will enable us to increase our take rate across the platform as we enable cross selling;

●	And, we are growing our advertising sales, financing partnerships, and bringing shipping options to our community.

Operating Expenses

Operating expenses consists of selling and marketing expenses, corporate general & administrative, and employee salaries and related expenses. Operating expenses increased by approximately $3.8 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and increased as a percentage of sales to 62.9% from 45.8% for the three months ended June 30, 2024 and 2023, respectively. This increase was primarily due to the $3.2 million expenses recognized for the settlement contingency and a $0.3 million, or 8.4%, increase in employee salaries and related expenses during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Selling and marketing expenses consist of commissions related to our sales, as well as advertising and marketing expenses. During the three months ended June 30, 2024, our selling and marketing expense remained constant primarily due to the varying volumes product sales affecting the amounts of sales commissions.

The increase in our corporate general and administrative expenses was due primarily to the $3.2 million expenses recognized for the settlement contingency and an increase of $0.2 million of nonrecurring expenses, consisting of professional and legal fees that are nonrecurring in nature.

Other Income and Expenses

Total other expenses for the three months ended June 30, 2024, decreased by $0.4 million compared to the three months ended June 30, 2023. This was primarily the result of $0.3 decrease in other income.

Interest expense remained constant for the three months ended June 30, 2024, compared to the prior year period.

Income Taxes

For the three months ended June 30, 2024 and 2023, we recorded a benefit for federal and state income taxes of approximately $2.6 million and $0.1 million, respectively.

Net Loss

We ended the three months ended June 30, 2024, with a Net Loss of approximately $7.1 million compared with a Net Loss of approximately $1.1 million for the three months ended June 30, 2023.

Our goal is to continue to improve our operating results as we focus on increasing sales and reducing our operating expenses.

Liquidity and Capital Resources

As of June 30, 2024, we had $50,754,570 of cash and cash equivalents, a decrease of $4,831,871 from March 31, 2024.

Working Capital is summarized and compared as follows:

	June 30, 2024	March 31, 2024
Current assets	$133,953,188	$131,525,266
Current liabilities	42,266,339	30,940,272
	$91,686,849	$100,584,994

Changes in cash flows are summarized as follows:

Operating Activities

For the three months ended June 30, 2024, net cash used in operations totaled $0.5 million. This was primarily the result of our net loss of $7.1 million, increases in inventories of $9.2 million, accrued liabilities of $5.2 million, deposits of $1.0 million, and due from related parties of $4.8 million offset by decreases to our accounts receivable of $8.7 million. The cash provided by operations included the benefit of non-cash expenses for depreciation and amortization of $4.7 million, deferred tax benefits of $2.6 million and employee stock compensation of $0.6 million.

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

Investing Activities

For the three months ended June 30, 2024, we used $1.4 million in net cash for investing activities. Net cash used in investing activities consisted of $1.4 million related to purchases of production equipment, and capitalized development costs related to our marketplace, GunBroker.

For the three months ended June 30, 2023, we used approximately $1.3 million in net cash for investing activities. Net cash used in investing activities consisted of approximately $1.3 million related to purchases of production equipment for our new manufacturing facility in Manitowoc, WI and capitalized development costs related to our marketplace, GunBroker.

Financing Activities

For the three months ended June 30, 2024, net cash used in financing activities was $2.9 million, consisting of $0.7 million of insurance premium note payments, $0.6 million of preferred stock dividends paid, $1.1 million used to repurchase shares of Common Stock pursuant to our repurchase plan, and $0.4 million used in the repurchase of common shares.

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

Leases

We lease three locations that are used for our offices, production, and warehousing. As of June 30, 2024, we had $2.3 million of fixed lease payment obligations with $0.5 million payable within the next 12 months. Please refer to Note 8 – Leases in our financial statements for additional information.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operation are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, however actual results may differ from these estimates. We have identified several accounting principles that we believe are key to the understanding of our financial statements. These important accounting policies and estimates require our most difficult subjective judgements.

We believe that certain assumptions and estimates associated with the valuation of allowances for credit losses, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, stock-based compensation, and warrant-based compensation are material in nature due to the subjectivity associated with them and have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider the assumptions and estimates associated with these (as further detailed below) to be our critical accounting estimates. Please refer to Note 2 – Summary of Significant Accounting Policies of our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization in the year ended March 31, 2023, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline it is not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted the three months ended June 30, 2024. As of June 2024, the Company has a goodwill carrying value of $90,870,094 , all of which is assigned to the Marketplace segment. However, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks are similar to those disclosed under the caption “Quantitative And Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2024 and filed with the SEC on June 13, 2024 and is hereby incorporated by reference.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(c) and 15d-15(e) under the Exchange Act, as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, and because of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024.

Notwithstanding the material weaknesses that were identified and continued to exist as of June 30, 2024, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented, nor were there changes to previously released financial results.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting remained as of June 30, 2024:

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

In addition to the measures noted above, we have made progress in our remediation plan including the following items:

We continue to make enhancements to our control environment by improving guidance, communication of expectations, and importance of internal controls. The Company continues to hire personnel in key positions, and management continues to assess the hiring of additional personnel to ensure that the Company has a sufficient complement of qualified personnel at the right levels, based on any identified gaps in personnel requirements.

As previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2024, due to accounting system limitations, management is limited in its ability to effectively design and implement general information technology controls around select systems that support the underlying business cycle controls. Management is planning an evaluation of a new accounting system during the current fiscal period for adoption in the next fiscal period. The new system will allow management to effectively design and implement appropriate general information technology controls including enforced segregation of duties. Management has continued the rollout of IT remediation action plans, including developing an enhanced risk assessment process for third-party IT systems and implementation of IT monitoring procedures. In addition, management will continue to evaluate organization structure and hiring of personnel, and enhancement of management review procedures to validate completeness and accuracy of transactions at the time of review.

Commencing during the second quarter of fiscal year 2025, management, with the help of our third-party consulting firm, will perform walkthroughs of our key controls, including those that would be necessary to effectively remediate the existing material weaknesses. A walkthrough is performed to gain comfort regarding the design effectiveness of the key controls. Based on our assessment of the walkthrough results, we will determine if our key controls have been designed effectively. Further assessments will be made of these controls to ascertain operating effectiveness, after which we will be able to determine if the existing material weaknesses have been remediated.

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

Changes in Internal Controls

Other than the changes described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act in Rule 13a-15(c) and 15d-15(e) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 30, 2023, Steve Urvan, one of our directors, filed a lawsuit against the Company and certain individuals (including some of its officers and directors) in the Delaware Court of Chancery. Mr. Urvan’s complaint alleges that he was fraudulently induced to sell GunBroker to the Company. Mr. Urvan seeks partial rescission of the transaction, monetary damages and other relief. The Company and the individual defendants plan to vigorously defend the Company and themselves against Mr. Urvan.

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a Gunbroker.com (“Gunbroker”) for breach of contract (the “MN Action”).  In the MN Action, DCP alleges that Gunbroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleges $100 million in damages. Gunbroker denies the allegations in the MN Action, and it plans to vigorously defend the claims asserted against it.

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

ITEM 1A. RISK FACTORS

Our market risks are similar to those disclosed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2024, and filed with the SEC on June 13, 2024. There have been no material changes to our Risk Factors disclosed in Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances

The authorized capital of the Company is 200,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Preferred Stock with a $0.001 par value per share.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2024.

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

The following table summarizes our share repurchases under our repurchase program for our first fiscal quarter of our 2025 fiscal year.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Programs(1)
April 2024
May 2024
June 2024	579,463	$1.89	579,463
Total	579,463	$1.89	579,463	15,629,800

(1)	The maximum number of shares that may yet be repurchased included herein is determined based on the closing price of our Common Stock of $1.68 on June 28, 2024. This amount may change based on the price that our Common Stock trades at.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1	Confidential Settlement Agreement and Mutual General Release, by and among Triton Value Partners, LLC, Donald Gasgarth, Paul Freischlag, Jr., Jeff Zwitter, Steven Urvan, TVP Investments LLC, Gunbroker.com, LLC, IA TECH, LLC, GB Investments, Inc. and AMMO, Inc., dated as of June 24, 2024 (Incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 28, 2024).
10.2*	Ammo, Inc. Compensation Recovery Policy
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jared R. Smith.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jared R. Smith.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rob Wiley.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AMMO, INC.

	By:	/s/ Jared R. Smith
Dated: August 8, 2024		Jared R. Smith, Chief Executive Officer

	By:	/s/ Robert D. Wiley
Dated: August 8, 2024		Robert D. Wiley, Chief Financial Officer

