Form 10-K/A
period 2024-03-31
Outdoor Holding Co
filed 2025-05-20
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-13101

Outdoor Holding Company

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

The aggregate market value of the common stock of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2023) was $179,118,089.

As of May 15, 2025, there were 118,744,062 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Outdoor Holding Company (formerly AMMO, Inc.) (“Ammo”, “we”, “us”, “our”, or the “Company”) is filing this Amendment No. 2 to Form 10-K (this “Amendment” or “Form 10-K/A”) to amend and restate certain items in its Annual Report on Form 10-K for the fiscal year ended March 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2024, as amended by Amendment No. 1 to Form 10-K filed with the SEC on July 29, 2024 (as amended, the “Original Filing”).

In filing this Amendment, we are restating our previously issued (i) audited consolidated financial statements as of and for the fiscal years ended March 31, 2024, 2023 and 2022 and (ii) unaudited condensed consolidated interim financial information for each of the quarters within the fiscal year ended March 31, 2024 to account for the issues described in “Background of the Restatement” below. In addition, we intend to file an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (such period, collectively with the fiscal years ended March 31, 2024, 2023 and 2022 and the quarters within the fiscal year ended March 31, 2024, the “Affected Periods”), originally filed with the SEC on August 8, 2024, which amendment will include restated unaudited condensed consolidated interim financial information as of and for the three months ended June 30, 2024 and 2023 (such report, together with this Amendment, the “Amended Reports”). The previously issued financial statements for the Affected Periods should no longer be relied upon. All material restatement information will be included in the Amended Reports, and we do not intend to separately amend other filings that we have previously filed with the SEC.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the Affected Periods in the Amended Reports and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Periods described above.

Sale of Ammo Manufacturing Business and Name Change

On April 18, 2025, the Company, together with its subsidiaries AMMO Technologies, Inc., an Arizona corporation (“AMMO Tech”), Enlight Group II, LLC d/b/a Jagemann Munition Components d/b/a Buythebullets, a Delaware limited liability company (“Enlight”), Firelight Group I, LLC, a Delaware limited liability company (“Firelight”, and together with AMMO Tech, and Enlight, collectively, the “Sellers”, and the Sellers together with the Company, the “Seller Group”) completed the previously announced (i) sale of all assets of the Sellers related to the Sellers’ business of designing, manufacturing, marketing, distributing and selling ammunition and ammunition components (collectively, the “Ammunition Manufacturing Business”) along with certain assets of the Company related to the Ammunition Manufacturing Business, and (ii) assumption of certain liabilities of the Seller Group related to the Ammunition Manufacturing Business, for a gross purchase price of $75,000,000, subject to certain adjustments, in accordance with the terms of that certain Asset Purchase Agreement, dated January 20, 2025, by and among the Seller Group and Olin Winchester, LLC, a Delaware limited liability company (the “Buyer”), as amended on April 18, 2025 by the First Amendment to the Asset Purchase Agreement (the “Purchase Agreement” and the transaction contemplated thereby, the “Transaction"). The assets acquired, and the liabilities assumed, by the Buyer were those primarily related to the Ammunition Manufacturing Business, including the Ammunition Manufacturing Business’ dedicated manufacturing facility located in Manitowoc, Wisconsin. The Company will continue to operate its online marketplace business associated with selling ammunition and firearms as a brokering agent or through direct sales through the Company’s subsidiary Speedlight Group I, LLC d/b/a GunBroker and its subsidiaries.

In connection with the closing of the Transaction, effective April 21, 2025, the Company changed its name from “AMMO, Inc.” to “Outdoor Holding Company.” Except as otherwise provided in this Amendment, all references to the Company in this Amendment refer to the Company and its subsidiaries on a consolidated basis prior to the closing of the Transaction.

Background of the Restatement

In September 2024, a Special Committee (the "Special Committee") of the Board of Directors of the Company (the “Board of Directors”) initiated an independent investigation (the "Special Committee Investigation") through independent legal counsel and independent forensic accountants. During the course of the Special Committee Investigation, the Special Committee discovered accounting and financial reporting errors that required restatement resulting primarily from (i) inaccurate valuation of, and accounting for, share-based compensation awards to employees, non-employee directors, and other service providers, and shares issued in exchange for goods and services, (ii) inappropriate capitalization of certain share issuance costs, and (iii) inappropriate accounting for certain convertible notes and warrants issued by the Company. During the course of the Special Committee Investigation, the Special Committee also found that the Company had not properly disclosed certain executive officers, executive compensation and related party transactions. In conjunction with the restatement of the items above, we also made corresponding income tax adjustments to our consolidated financial statements, as these balances were impacted by the aforementioned adjustments.

On September 27, 2024, the Company received a communication from its independent registered public accounting firm, Pannell Kerr Forster of Texas, P.C. (“PKF”), in which PKF requested that the Company take action to disclose that the historical financial statements and auditors’ reports previously reported by the Company relating to the financial statements as of and for the years ended March 31, 2024, 2023, 2022 and 2021 should no longer be relied upon. On October 3, 2024, the Company filed a Current Report on Form 8-K disclosing that the foregoing financial statements and auditors’ reports, as well as the financial statements for all interim periods within the fiscal years ended March 31, 2024, 2023, and 2022, should no longer be relied upon. The Company’s management concluded that in light of the Special Committee Investigation issues noted above, a material weakness existed in the Company’s internal control over financial reporting during such periods and that the Company’s disclosure controls and procedures were not effective.

On February 4, 2025, the Audit Committee of the Board of Directors (the “Audit Committee”), in consultation with the Company’s management, determined that the Company’s financial statements for the Affected Periods would be restated. On February 24, 2025, the Audit Committee, after consultation with the Company’s management and its accounting advisors and consultants, concluded that the previously reported financial statements as of and for (i) the fiscal years ended March 31, 2020, 2019 and 2018 and December 31, 2017, (ii) all interim periods within such years and (iii) the transition period (the “Transition Period”) from January 1, 2018 to March 31, 2018 (collectively, the “Prior Periods”), including the auditors’ reports on the financial statements for all fiscal years within the Prior Periods and the Transition Period, should no longer be relied upon due to errors in such financial statements as addressed in FASB ASC Topic 250, Accounting Changes and Error Corrections. Furthermore, the Company’s management concluded that a material weakness existed in the Company’s internal control over financial reporting during the Prior Periods and that the Company’s disclosure controls and procedures were not effective.

Effects of the Restatement

As discussed in Note 3 to the accompanying consolidated financial statements in this Amendment, we have restated our consolidated financial statements and the related disclosures for fiscal years ended March 31, 2024, 2023 and 2022. Specifically, we have restated our consolidated balance sheet as of March 31, 2024, 2023, and 2022 and the related consolidated statements of operations, stockholders’ equity and cash flows, including related disclosures, for the fiscal years ended March 31, 2024, 2023, and 2022. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, has been updated to reflect the effects of the restatement.

In addition, this Amendment includes unaudited restated condensed consolidated financial information for the fiscal quarters ended June 30, 2023, September 30, 2023 and December 31, 2023.

The cumulative effect of the errors attributable to periods prior to April 1, 2021 have been reflected in the balance sheet data as a decrease to retained earnings at March 31, 2021 of $19.7 million for fiscal years 2017 through 2021.

The following table reconciles net income (loss) “as previously reported” to net income (loss) “as restated” (in thousands):

Fiscal Year	Net Income (Loss), As Previously Reported	Adjustments	Net Income (Loss), As Restated
2022	$33,247	$(7,380)	$25,867
2023	(4,596)	(4,171)	(8,767)
2024	(15,565)	(1,028)	(16,594)

The cumulative effect of the matters arising from the restatement for fiscal years 2017 through 2021 is a $19.7 million decrease in retained earnings, shown below (in thousands):

	Years ended December 31, 2017 to March 31, 2020	Year ended March 31, 2021		Net Income, As Restated
Retained earnings at March 31, 2021, as previously reported		$		$(41,820)
Restatement adjustments:
Share-based compensation	(2,423)		(4,192)	(6,615)
Warrants	(606)		-	(606)
Other(1)	(5,424)		(73)	(5,497)
Convertible notes	(6,024)		-	(6,024)
Equity issuance costs	-		(981)	(981)
Income taxes	-		-	-
Cumulative impact of restatement adjustments	$(14,477)		$(5,246)	$(19,723)
Retained earnings at March 31, 2021, as restated				$(61,543)

(1) Includes adjustments for licenses, patents and business acquisitions.

For additional discussion of the Special Committee’s investigation, the accounting errors identified, and the adjustments made as a result of the restatements see Notes 3 and 22 of the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Internal Control Considerations

In light of the Special Committee Investigation issues described above, the Audit Committee concluded that management’s report on internal control over financial reporting as of March 31, 2024, 2023 and 2022, the opinion of PKF on the consolidated financial statements as of and for the years ended March 31, 2024, 2023 and 2022, as well as PKF’s opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024 and 2023, should no longer be relied upon.

In connection with the restatement, management has also concluded that the Company’s disclosure controls and procedures for the Affected Periods were not effective because of material weaknesses in its internal control over financial reporting. For a description of the control deficiencies identified by management as a result of the Special Committee Investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part II, Item 9A – Controls and Procedures.

Items Amended in this Filing

This Amendment amends and restates the following items of Original Filing:

•
Part I – Item 1A. Risk Factors;
•
Part I - Item 1C. Cybersecurity;
•
Part I – Item 3. Legal Proceedings;

•
Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities;
•
Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•
Part II – Item 8. Financial Statements and Supplementary Data;
•
Part II – Item 9A. Controls and Procedures;
•
Part III – Item 10. Directors, Executive Officers and Corporate Governance;
•
Part III – Item 11. Executive Compensation;
•
Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
•
Part III – Item 13. Certain Relationships and Related Transactions, and Director Independence; and
•
Part IV – Item 15. Exhibit and Financial Statement Schedules.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment. This Amendment also contains a report of PKF on the consolidated financial statements as of March 31, 2024, 2023 and 2022 and for the years ended March 31, 2024, 2023 and 2022, a report of PKF on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024 and 2023, and a consent of PKF.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment contains only the items in the Original Filing that are being amended and restated, and unaffected items are not included herein. This Amendment continues to describe the conditions as of the date of the Original Filing (or, in certain cases specifically identified herein, as of an earlier date) and, except as set forth herein, we have not updated or modified the disclosures contained in the Original Filing to reflect any events that have occurred after the Original Filing. Accordingly, forward-looking statements included in this Amendment may represent management’s views as of the Original Filing and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this report are intended as summaries and are not complete descriptions thereof. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

In our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filings with the SEC, references to: (a) “Common Stock” refers to our common stock, $0.001 par value per share; (b) “AMMO, Inc.,” “AMMO,” “the Company,” “we,” “us,” “our” and similar terms refer to AMMO, Inc. and its wholly owned operating subsidiaries Enlight Group II, LLC, AMMO Munitions, Inc., Firelight Group I LLC, Speedlight Group I, LLC, SNI, LLC, GB Investments, Inc., IA Tech, LLC, Outdoors Online, LLC, Enthusiast Commerce, LLC, five other subsidiaries listed on Exhibit 21.1 filed with this Amendment, and AMMO Technologies, Inc. (with AMMO Technologies, Inc. currently being inactive); and (c) “Series A Preferred Stock” refers to our 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are any statements that refer to our estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; competition; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth, including our plan to expand our e-commerce platform; our ability to attract new customers and retain existing customers; our ability to accurately forecast future revenues and appropriately plan our expenses; our expectations regarding future revenues; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; and the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months.

In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” "hope," and similar expressions or the negative of such terms or other comparable terminology.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on management’s current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•
our ability to maintain and expand our e-commerce business;
•
our ability to introduce new products that match consumer preferences;
•
the reliability and productivity of our manufacturing facilities, including our ability to maintain and, to the extent demand for our products increase, enhance our manufacturing production capacity;
•
our ability to retain and grow our customer base;
•
the impact of lawsuits, including product liability claims, securities class action lawsuits, stockholder derivative suits and enforcement actions by regulatory authorities;
•
our ability to maintain effective internal control over financial reporting;
•
our reliance on relationships with third parties;
•
the impact of adverse economic market conditions, including from social and political factors;
•
our ability to meet our future capital requirements;
•
our ability to maintain compliance with our debt obligations;
•
the effect of security breaches on our information systems and other disruptions;
•
our ability to retain and recruit key personnel;
•
the intense competition in the markets in which we operate and our ability to compete within our markets;
•
changes in laws, government regulations and policies and interpretations thereof;
•
our ability to develop and maintain our brand cost-effectively;
•
our failure to adequately protect our intellectual property rights;
•
the loss of relationships with retailers and distributors;
•
fluctuations in our financial results due to factors beyond our control; and
•
the other factors set forth in Part I, Item 1A, “Risk Factors” of this Amendment.

Forward-looking statements speak only as of the date of the Original Filing. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date of the Original Filing, except to the extent required by law.

PART I

ITEM 1A. RISK FACTORS

The risk factors noted in this section and other factors noted throughout this Amendment, including those risks identified in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this Amendment. Other than the effect of the restatement, this section does not reflect any information or events occurring after June 13, 2024, the original filing date of the Original Filing, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

Below is a summary of our risk factors with a more detailed discussion following.

•
The matters relating to the restatement of our financial statements have required, and may continue to require, a significant amount of management time and accounting, financial and legal resources, which could adversely affect our business, financial condition and results of operations.
•
We are and may continue to be subject to litigation, regulatory proceedings, and government enforcement actions arising from the restatement of our financial statements and related matters, which could result in significant judgments, settlements, penalties, and legal expenses.
•
We have not been in compliance with SEC reporting requirements and Nasdaq continued listing rules. If we are unable to return to or remain in compliance with SEC reporting requirements and Nasdaq continued listing rules, there may be a material adverse effect on the Company and our stockholders.
•
Material weaknesses in our internal control over financial reporting could persist and could adversely affect the accuracy and timeliness of our financial reporting.
•
The restatement and related matters could cause increased volatility in the trading price of our securities.
•
If we are not able to expand our e-commerce business, our future growth could be curtailed.
•
We have a limited operating history on which you can evaluate our company.
•
Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss of sales.
•
A failure of our information technology systems, or an interruption in their operation due to internal or external factors including cyber-attacks, could have a material adverse effect on our business, financial condition or results of operations.
•
If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.
•
We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.
•
Our success depends upon our ability to introduce new products that match consumer preferences.
•
We depend on the sale of our ammunition products.
•
Our manufacturing facilities are critical to our success.
•
Shortages of components and materials may delay or reduce our sales and increase our costs, thereby harming our results of operations.
•
We rely on third-party suppliers for most of our manufacturing equipment.
•
Our revenue depends primarily on sales by various retailers and distributors, some of which account for a significant portion of our sales.
•
Our gross margins depend upon our sales mix.

•
We face intense competition that could result in losing or failing to gain market share and suffering reduced sales.
•
Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.
•
We manufacture and sell products that create exposure to potential product liability, warranty liability, or personal injury claims and litigation.
•
Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation would likely have a material adverse effect on our business.
•
A portion of our revenue is contingent on an exclusive license agreement with the University of Louisiana at Lafayette.
•
We are subject to extensive regulation and could incur fines, penalties and other costs and liabilities under such requirements.
•
Changes in government policies and firearms legislation could adversely affect our financial results.
•
If we fail to comply with the rules of the Nasdaq Stock Market for continued listing or other requirements, our shares may be delisted.
•
Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover.
•
The Series A Preferred Stock ranks junior to all of our indebtedness and other liabilities.
•
The trading market for the Series A Preferred Stock may not provide investors with adequate liquidity.
•
We may issue additional shares of Series A Preferred Stock and additional series of preferred stock that rank on parity with the Series A Preferred Stock as to dividend rights, rights upon liquidation or voting rights.
•
Market interest rates may materially and adversely affect the value of the Series A Preferred Stock.
•
We may not be able to pay dividends on the Series A Preferred Stock if we have insufficient cash to make dividend payments.
•
Dividends or other payments with respect to the Series A Preferred Stock may be subject to withholding taxes in circumstances where we are not obliged to make gross up payments, and this could result in holders receiving less than expected in such circumstances.
•
Our Series A Preferred Stock has not been rated.
•
We may redeem the Series A Preferred Stock.
•
Holder of Series A Preferred Stock have extremely limited voting rights.
•
The Series A Preferred Stock is not convertible, and investors will not realize a corresponding upside if the market price of the Common Stock increases.

Risks Related to the Restatement and Failure to Timely File Required Reports

In addition to the other risks described elsewhere in this Amendment, you should carefully consider the following risks arising from the restatement of our previously issued financial statements, the related independent investigation, our identification of material weaknesses in internal control over financial reporting, and any resulting litigation, regulatory actions, and reputational harm. These risks, either individually or in the aggregate, could materially and adversely affect our business, financial condition, results of operations, stock price, and prospects. This section contains forward-looking statements regarding our expected future performance and the potential impacts of these risks, which are subject to significant uncertainties and contingencies, many of which are beyond our control. Please see the section titled "Special Note Regarding Forward-Looking Statements" elsewhere in this Amendment.

The matters relating to the restatement of our financial statements have required, and may continue to require, a significant amount of management time and accounting, financial and legal resources, which could adversely affect our business, financial condition and results of operations.

The Special Committee Investigation (the "Special Committee Investigation") and subsequent restatement process was highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Furthermore, as a result of the circumstances giving rise to the restatement, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and a pending investigation by the SEC’s Division of Enforcement (the “SEC Investigation”). The SEC Staff has significant discretion in conducting investigations, and therefore, the Company cannot predict the scope or outcome of the SEC Investigation. If the SEC Staff recommends a civil enforcement action, and if such action is authorized by the SEC, the agency may seek injunctions, civil penalties or other relief, and the Company may incur additional legal and other professional fees in defending such action or negotiating a resolution. Management's attention and resources have been, and may continue to be, diverted from the operation of our business as a result of the ongoing impact of the restatement, the Special Committee Investigation, the SEC Investigation, potential litigation, and efforts to remediate material weaknesses. This diversion could adversely impact our operations, strategic initiatives, and ability to execute our business plans and could materially adversely affect our business, financial condition, and results of operations.

We are and may continue to be subject to litigation, regulatory proceedings, and government enforcement actions arising from the restatement of our financial statements and related matters, which could result in significant judgments, settlements, penalties, and legal expenses.

The restatement of our previously issued financial statements, along with the findings of the Special Committee Investigation and the SEC Investigation, exposes us to various legal and regulatory challenges. These challenges could include securities class action lawsuits, stockholder derivative suits, and enforcement actions by regulatory authorities such as the SEC and the Nasdaq Stock Market LLC ("Nasdaq"). Such proceedings may allege violations of federal securities laws, deficiencies in our disclosure controls and procedures, or other corporate governance issues. Defending against these matters is time-consuming and costly and will divert management's attention from our business operations. Adverse outcomes could result in substantial monetary damages, penalties, injunctive, or other relief, and even if resolved favorably, we may incur significant legal expenses. These potential liabilities and costs could materially and adversely impact our business, financial condition, and results of operations.

We expect to incur substantial costs in connection with remediation efforts following the restatement, which could adversely affect our results of operations.

We are undertaking significant efforts to remediate material weaknesses in our internal control over financial reporting and to enhance our disclosure controls and procedures. These efforts have required and will continue to require significant management time and financial resources. We expect to incur substantial costs in connection with these remediation activities, including consulting fees, audit and professional service fees, and upgrades to our financial reporting systems and controls. These additional expenses could materially adversely affect our results of operations and financial condition.

We may be required to indemnify our current and former directors, officers and employees in connection with litigation and other actions which could result in significant legal expenses and other costs to us.

Our corporate governance documents and applicable indemnification agreements require us to defend and indemnify our current and former directors and officers, and certain employees and contractors against enumerated liabilities and expenses incurred as a result of legal proceedings and investigations, including the pending SEC Investigation and potential litigation arising out of the matters related to the restatement. As a result, we may be obligated to advance and ultimately pay substantial legal costs, settlement amounts, or judgments on behalf of these individuals. These indemnification obligations could significantly increase our legal expenses and could materially adversely affect our financial condition and cash flows.

It may be difficult or costly to obtain director and officer insurance coverage in the future as a result of our equity compensation reporting problems.

As a result of the restatement, the Special Committee Investigation, the SEC Investigation and related risks, our current directors and officers liability (“D&O”) insurance providers may seek to increase premiums significantly, impose additional exclusions, or refuse to renew coverage altogether. In addition, we may face challenges in obtaining comparable coverage from alternative insurance carriers on commercially reasonable terms, or at all. A reduction in the scope or amount of D&O insurance coverage could adversely affect our ability to attract and retain qualified directors and officers, and expose us to greater potential liability, which could have a material adverse effect on our financial condition, governance, and ability to operate our business.

We may suffer adverse tax consequences in connection with our historical share-based compensation practices, which could have a negative impact on our results of operations and financial condition.

The Special Committee Investigation and restatement identified errors related to the valuation and accounting for share-based compensation awards issued to our directors, officers, employees, and other service providers. As a result, we may face adverse tax consequences, including the potential loss of tax deductions previously claimed, the requirement to amend prior tax returns, the payment of additional taxes, penalties, and interest, and exposure to potential Internal Revenue Service (“IRS”) audits or inquiries. Any such adverse tax consequences could materially negatively impact our results of operations, cash flows, and financial condition.

We have not been in compliance with SEC reporting requirements and Nasdaq continued listing rules. If we are unable to return to or remain in compliance with SEC reporting requirements and Nasdaq continued listing rules, there may be a material adverse effect on the Company and our stockholders.

Due to the delays in filing our periodic reports with the SEC, as a result of the Special Committee Investigation and the restatement we failed to timely file our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2024 and December 31, 2024. As a result, we have not been in compliance with the reporting requirements of the Exchange Act, and have received deficiency notifications from Nasdaq regarding our failure to comply with Nasdaq's continued listing requirements. Although we are actively working to regain compliance through the filing of our restated financial statements and other delayed reports, there is no assurance that Nasdaq will accept our compliance plans or that we will timely regain and maintain compliance. If we are unable to maintain our listing on Nasdaq, it could materially adversely affect the liquidity and trading price of our Common Stock and Series A Preferred Stock, reduce our access to the capital markets, and impair our ability to attract and retain employees, customers, and suppliers.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, impacts our ability to obtain alternative financing, and could have negative consequences under the terms of our existing credit agreements.

Our failure to timely file our periodic reports with the SEC restricts our ability to use a registration statement on Form S-3, which limits our ability to access the public markets quickly and efficiently. It may also restrict our ability to raise capital through traditional private placements, as potential investors may be reluctant to invest in a company that is not current or has a history of not being current in its SEC filings. In addition, our failure to file periodic reports could constitute a default under certain covenants in existing or future credit facilities, which could lead to the acceleration of outstanding indebtedness or other adverse consequences. The combined effect of these factors could materially and adversely affect our liquidity, financial condition, and results of operations.

Material weaknesses in our internal control over financial reporting could persist and could adversely affect the accuracy and timeliness of our financial reporting.

As a result of the Special Committee Investigation and the restatement of our financial statements, our management concluded that material weaknesses existed in our internal control over financial reporting during the Affected Periods. While we are actively engaged in remediation efforts as of the filing of this Amendment, including the implementation of new policies, procedures, and controls, these efforts may not be successful, we may not be able to remediate all identified material weaknesses in a timely manner, and additional material weaknesses may be identified in the future. Failure to maintain effective internal control over financial reporting could result in additional errors or misstatements in our financial statements, impair our ability to accurately and timely report financial results, harm our reputation and investor confidence, limit our ability to access capital markets, subject us to additional regulatory scrutiny, and adversely affect our business, financial condition, and results of operations.

Our reputation may be harmed by the Special Committee Investigation, the SEC Investigation, and the restatement, making it more difficult to attract business opportunities, employees, and investors.

The restatement of our financial statements, the impact of the Special Committee Investigation and the SEC Investigation into historical matters, and any resulting litigation, SEC enforcement action or other regulatory proceedings, or negative publicity could damage our reputation with investors, customers, suppliers, business partners, and regulators. Any reputational harm could adversely affect our relationships with existing and prospective stakeholders, diminish our ability to attract and retain key personnel, reduce the confidence of investors in our company, and limit our access to capital markets. Reputational damage may also make it more difficult to pursue business opportunities, negotiate favorable terms in future commercial relationships, and achieve our strategic objectives, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.

The restatement and related matters could cause increased volatility in the trading price of our securities.

The restatement of our financial statements, the results of the Special Committee Investigation, any future findings, and related legal proceedings or regulatory actions could result in increased volatility in the price of our Common Stock and Series A Preferred Stock. We may also experience reduced analyst coverage and diminished interest from institutional investors, which could adversely impact the trading volume, liquidity, and market price of our securities.

Investors may view our historical financial statements as less reliable following the restatement, which could adversely effect our access to capital markets and our stock price.

As a result of the restatement of our historical financial statements and the identification of material weaknesses in our internal control over financial reporting, investors may view our historical financial information as less reliable. This perception could impact investor confidence, adversely affect the market price of our securities, impair our ability to access capital markets, and result in greater difficulty in achieving strategic or financial objectives.

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

As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year in our Annual Report on Form 10-K/A. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

Based on the results of the Special Committee Investigation, our review of our financial records, and other work completed by our management, the Special Committee has concluded that there were material misstatements in the previously filed consolidated financial statements as of and for the fiscal years ended March 31, 2024, 2023 and 2022. Accordingly, our Board of Directors and management concluded that our consolidated financial statements for these periods should no longer be relied upon and that such financial statements required restatement. Based upon an evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2024.

In addition, as further described in this Amendment in Item 9A “Controls and Procedures”, as of March 31, 2024, management has identified material weaknesses in our internal control processes that involve the control environment, information and communication, monitoring activities, and control activities components of the COSO framework.

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

Risk Related to Our Business

If we are not able to expand our e-commerce business, our future growth could be curtailed.

Consumers are increasingly purchasing products online. We have operated direct-to-consumer e-commerce stores to maintain an online presence with our end users. The future success of our online operations depends on our ability to use our marketing resources to communicate with existing and potential customers. We face competitive pressure to offer promotional discounts, which could impact our gross margin and increase our marketing expenses. We are limited, however, in our ability to fully respond to competitor price discounting because we cannot market our products at prices that may produce adverse relationships with our customers that operate brick and mortar locations as they may perceive themselves to be at a disadvantage based on lower e-commerce pricing to end consumers. Further, we may not be able to successfully expand our e-commerce business to respond to shifting consumer traffic patterns and direct-to-consumer buying trends.

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

The GunBroker auction website facilitates the lawful sale of firearms, ammunition and accessories between listing sellers and interested buyers and includes the direct transactional involvement of Federal Firearm Licenses (" FFL's") regulated by the Bureau of Alcohol, Tobacco, and Firearms ("ATF"). A change in applicable federal or state law and restrictions that prohibits GunBroker from providing its facilitative auction platform services would have a direct substantial financial impact on its operations that could cause an adverse effect on the continuity of its operations.

We have a limited operating history on which you can evaluate our company.

With the exception of GunBroker’s approximate 25-year history of operating as a private company preceding our acquisition, we have a limited operating history on which you can evaluate our Company. Although the corporate entity has existed since 1990, we have only operated as an ammunition manufacturer since March 2017, and we acquired GunBroker in 2021. As a result, our business is subject to many of the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise.

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

In addition, federal and state legislatures frequently consider legislation relating to the regulation of firearms, including amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations. If restrictive changes to legislation develop, we could find it difficult, expensive, or even impossible to comply with such changes, impeding new product development and distribution of existing products.

The health of the global economy, the credit markets and the financial services industry, in particular, as well as the stability of the social fabric of our society, affects our business and operating results. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all.

War, terrorism, other acts of violence, or natural, or manmade disasters, may affect the markets in which the Company operates, the Company’s customers, the Company’s delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

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

Any significant disruption to communications and travel, including travel restrictions and other potential protective quarantine measures against a pandemic by governmental agencies, could make it difficult for the Company to deliver goods services to its customers. War, riots, or other disasters may increase the need for our products and demand by our government and military that may make it more difficult to provide our products to other customers.

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

On April 30, 2023, director and stockholder Steve Urvan filed suit in the Delaware Chancery Court against the Company, certain directors, former directors, employees, former employees, and consultants, seeking rescission of the Company’s acquisition of GunBroker and certain affiliated companies. Urvan’s claims include rescission, misrepresentation, and fraud. The Company has dedicated significant resources to defending this lawsuit.

The claims made by Mr. Urvan and such other litigation or claims that may be made against the Company or its officers or directors, from time to time, could negatively affect our business, operations, or financial position. As we grow, we may see a rise in the number of litigation matters against us. These matters may include employment and labor claims, product liability, and other claims related to our products, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation and other disputes could cause us to incur unforeseen expenses and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position.

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

We manufacture ammunition and ammunition casings for sale to a wide variety of consumers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, manufacturers, law enforcement and security agencies and officers in the United States and throughout the world. The sale of ammunition and ammunition components is influenced by the sale and usage of firearms. Sales of firearms are influenced by a variety of economic, social, and political factors, which may result in volatile sales. Ammunition sales represented a substantial amount of our net sales for the fiscal years ended March 31, 2024, 2023, and 2022. If ammunition sales decline, our financial results could be adversely impacted, and the market price of our Common Stock could decline.

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

The inability to obtain sufficient quantities of raw materials and components, including brass, steel, or copper jackets, primers, propellant, and projectiles necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales or orders could adversely impact our operating results. Many of the materials used in the production of our products are available only from a limited number of suppliers. We do not have long-term supply contracts with any suppliers. As a result, we could be subject to increased costs, supply interruptions, and difficulties in obtaining raw materials and components. As global conflicts escalate nitrocellulose and propellant production becomes in higher demand, which could constrain U.S. production for propellant destined for the commercial markets and have an unforeseen impact on the U.S. firearm and ammunition market.

Our reliance on third-party suppliers for various raw materials and components for our products exposes us to volatility in the availability, quality, and price of these raw materials and components. Our orders with certain of our suppliers may represent a very small portion of their total orders. As a result, they may not give priority to our business, leading to potential delays in or cancellation of our orders. A disruption in deliveries from our third-party suppliers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Quality issues experienced by third-party suppliers can also adversely affect the quality and effectiveness of our products and result in liability and reputational harm.

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

Our loaded ammunition and munition components revenue depends on our sales through various leading national and regional retailers, local specialty firearms stores, and online merchants. The U.S. retail industry serving the outdoor recreation market has become relatively concentrated. Our sales could become increasingly dependent on purchases by several large retail customers. Consolidation in the retail industry could also adversely affect our business. If our sales were to become increasingly dependent on business with several large retailers, we could be adversely affected by the loss or a significant decline in sales to one or more of these customers. In addition, our dependence on a smaller group of retailers could result in their increased bargaining position and pressure on the prices we charge.

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
•
our retailers and distributors market and distribute competing products; and
•
our retailers may experience closure due to disease outbreaks or other natural or manmade disasters in a particular region.

Although the Company did not have any customers that comprised more than 10% of total revenues for the years ended March 31, 2024 or March 31, 2022, one customer accounted for approximately 12% of our revenues for the year ended March 31, 2023. Although we intend to expand our customer base, our revenue would likely decline if we lost any major customers or if one of these sizable customers were to significantly reduce its orders for any reason. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

In addition, periods of sluggish economies and consumer uncertainty regarding future economic prospects in our key markets can have an adverse effect on the financial health of our customers, which may in turn have a material adverse effect on our business, operating results, and financial condition.

General inflation, including rising energy prices, and interest rates and wages could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our products. Recently, general inflation in the United States, Europe, and other geographies has risen to levels not experienced in recent decades. Additionally, inflation and price volatility may cause our customers to reduce use of our products and would harm our business operations and financial position.

We extend credit to our customers for periods of varying duration based on an assessment of the customer’s financial condition, generally without requiring collateral, which increases our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our business, operating results, and financial condition.

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

We face intense competition that could result in losing or failing to gain market share and suffering reduced sales.

We operate in intensely competitive markets that are characterized by price erosion and competition from major domestic and international companies. Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features and warranties, and sales and marketing programs. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share.

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

We anticipate that our advertising, marketing, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brands and consumer demand for our products. Historically, we have relied on print and electronic media advertising to increase consumer awareness of our brands to increase purchasing intent and conversation. We anticipate that we will increasingly rely on other forms of media advertising, including social media and e-marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue, and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

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

•
For the income statement, when an adjustment entry removes the excess inventory, it reduces the closing inventory and increases the cost of goods sold;
•
For the balance sheet, it is directly impacted by write-downs lowering the recorded value of inventory; and

•
For the statement of cash flows, excess inventory ties up cash and affects cash flow. Write-downs release some of that tied-up capital that adjusts our net income and impacting the company’s future cash flows.

Risks Related to Regulation

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

Our Common Stock is listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “POWW.” If we fail to comply with Nasdaq’s rules for continued listing, including, without limitation, minimum market capitalization and other requirements, Nasdaq may take steps to delist our shares. For example, on November 20, 2024 and February 19, 2025, we received deficiency notification letters from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of the Company’s failure to timely file its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2024 and December 31, 2024, respectively. In addition, on April 2, 2025, we received an additional deficiency notification letter from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5620(a) as a result of the Company’s failure to hold an annual meeting of stockholders within 12 months of the end of the Company’s fiscal year ended March 31, 2024. Failure to maintain our Nasdaq listing would make it more difficult for stockholders to sell our Common Stock and more difficult to obtain accurate price quotations on our Common Stock. The de-listing of our shares could have an adverse effect on the market price of our Common Stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our Common Stock is not traded on a national securities exchange.

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
excess inventory levels;
•
our success in serving new markets;
•
adverse publicity regarding the safety, performance, and use of our products;
•
the institution and adverse outcome of any litigation;
•
political, economic, or regulatory developments;
•
changes in economic conditions; and
•
natural and manmade disasters, including health emergencies such as the recent COVID-19 pandemic.

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

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, holders of the Series A Preferred Stock will be entitled to receive any of our assets remaining only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We have incurred and may in the future incur substantial amounts of debt and other obligations that rank senior to the Series A Preferred Stock. At March 31, 2024, our total liabilities equaled approximately $45.0 million.

Certain of our existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Series A Preferred Stock. Also, future offerings of debt or senior equity securities may adversely affect the market price of the Series A Preferred Stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instruments containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock and may result in dilution to owners of the Series A Preferred Stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The holders of the Series A Preferred Stock will bear the risk of our future offerings, which may reduce the market price of the Series A Preferred Stock and will dilute the value of their holdings in us.

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

•
prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;
•
trading prices of similar securities;
•
our history of timely dividend payments;
•
the annual yield from dividends on the Series A Preferred Stock as compared to yields on other financial instruments;
•
general economic and financial market conditions;
•
government action or regulation;
•
the financial condition, performance and prospects of us and our competitors;
•
changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;
•
our issuance of additional preferred equity or debt securities; and
•
actual or anticipated variations in quarterly operating results of us and our competitors.

As a result of these and other factors, holders of the Series A Preferred Stock may experience a decrease, which could be substantial and rapid, in the market price of the Series A Preferred Stock, including decreases unrelated to our operating performance or prospects.

Holders of Series A Preferred Stock have extremely limited voting rights.

The voting rights for holders of Series A Preferred Stock are limited. Our shares of Common Stock are the only class of our securities that carry full voting rights. Voting rights for holders of the Series A Preferred Stock exist primarily with respect to the ability to elect, voting together with the holders of any other series of our preferred stock having similar voting rights, two additional directors to our board of directors, subject to certain limitations in the event that dividends payable on the Series A Preferred Stock are in arrears for four or more consecutive or non-consecutive quarterly dividend periods, and with respect to voting on amendments to our certificate of incorporation or certificate of designations relating to the Series A Preferred Stock that materially and adversely affect the rights of the holders of Series A Preferred Stock or authorize, increase or create additional classes or series of our capital stock that are senior to the Series A Preferred Stock. Other than the limited circumstances set forth in the certificate of designations for the Series A Preferred and except to the extent required by law, holders of Series A Preferred Stock do not have any voting rights.

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

Our Information Security Program (the “Program”) is designed to protect personal and proprietary information in compliance with federal and state requirements. The Program aims to:

•
ensure the security and confidentiality of employee and customer personal information, as well as Company proprietary information;
•
protect against anticipated threats or hazards to the security or integrity of such information; and
•
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

Governance

Our Board of Directors oversees our cybersecurity risk management. Directors receive reports as requested from management, including senior information technology (“IT”) leadership and third parties, on cybersecurity matters. Additionally, the Board of Directors is kept informed about cybersecurity risks as part of our overall enterprise risk management program and through regular business updates.

Senior IT leaders and our compliance officer are responsible for developing and implementing appropriate cybersecurity programs and ensuring our compliance with applicable laws and regulations. These leaders, equipped with relevant degrees, certifications, and extensive work experience, are informed by their cybersecurity teams about ongoing efforts to prevent, detect, mitigate, and remediate cybersecurity incidents.

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

We have experienced cybersecurity incidents in the ordinary course of business and will continue to experience risks from cybersecurity threats that could have a material adverse effect on our business strategy, results of operations, or financial condition. Although prior cybersecurity incidents have not had a material adverse effect on our business strategy, results of operations, or financial condition to date, any actual or perceived breach of our security could damage our reputation, adversely affect our operations, or subject us to third-party lawsuits, regulatory investigations and fines or other actions or liabilities, any of which could materially adversely affect our business strategy, results of operations, or financial condition. For more information on our cybersecurity related risks, see “Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss of sales.” and “A failure of our information technology systems, or an interruption in their operation due to internal or external factors including cyber-attacks, could have a material adverse effect on our business, financial condition or results of operations.” in Item 1A “Risk Factors” of this Amendment.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various disputes, claims, suits, investigations and legal proceedings arising in the ordinary course of business, including commercial, intellectual property, and employment-related matters, as well as stockholder derivative actions, class action lawsuits and other matters. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters were material to our business or financial condition based upon the standard set forth in the SEC’s rules. We believe we have substantial defenses in each unresolved matter, and we intend to vigorously defend against the claims brought by plaintiffs in the pending lawsuits.

Matters Pending as of March 31, 2022

On September 24, 2019, the Company received notice that a former employee filed a complaint against the Company and certain individuals with the U.S. Department of Labor (the “DOL”). In the complaint, the former employee alleged (i) potential violations of SEC rules and regulations by management and that as a result of such allegations, the individual experienced a hostile work environment; (ii) that the Company lacked sufficient internal controls; and (iii) that the individual was the victim of retaliation and constructive discharge after being removed as a director by majority vote of the stockholders. The claims were investigated by a special investigative committee made up of independent directors represented by special independent legal counsel. The special investigative committee and legal counsel found the material claims were unsubstantiated, including those concerning alleged SEC violations, and recommended enhancements to certain corporate governance charter documents and processes which the Company promptly implemented. As of March 31, 2022, the complaining party had filed suit in the District Court of Arizona pursuing the claim and seeking monetary damages and injunctive relief in that venue, bringing to an end the DOL proceedings. All matters relating to this former employee were confidentially resolved via mediation in June 2022, and the lawsuit was dismissed with prejudice.

Matters Pending as of March 31, 2023

The Company received notice in February 2022 that an OSHA whistleblower complaint had been filed with the DOL by an employee that had been terminated for cause. The complaint alleged multiple violations of DOL and OSHA regulations and the complainant sought money damages. As of March 31, 2023, the Company had produced documents and submitted its position statement to OSHA, and the matter was pending at the agency level. The Company and the former employee subsequently agreed to arbitrate the case, and the parties reached a resolution of all outstanding claims in November 2023.

In July, 2022, a former employee filed to arbitrate a dispute arising out of his employment contract - AAA Case No. 01-22-0002-8470. The former employee sought an award of severance payments, attorneys fees, and costs. In April, 2023, an arbitrator concluded that the Company breached the employee's employment agreement and issued an interim award of severance payments in the amount of $459,722.59 and awarded him attorney’s fees and costs.

Matters Pending as of March 31, 2024

On April 30, 2023, director and stockholder Steve Urvan filed suit in the Delaware Court of Chancery (the “Delaware Court”) against the Company, and certain Company directors, former directors, employees, former employees and consultants. Urvan’s claims include fraudulent inducement, unjust enrichment and violations of the Arizona Securities Act. The suit seeks a court order for partial rescission of the Company’s acquisition of GunBroker.com in April 2021 and compensatory damages of not less than $140 million. On August 1, 2023, the Company filed a separate lawsuit against Urvan in the Delaware Court alleging, among other things, that Urvan committed fraud in connection with the sale of GunBroker to the Company, and that Urvan breached his indemnification obligations to the Company after the sale. The Company timely responded to the Urvan complaint by filing a motion to dismiss. On September 11, 2023, the Delaware Court consolidated the Company’s lawsuit against Urvan with Urvan’s lawsuit against the Company and the individual defendants. On September 18, 2023, the Company filed an amended complaint that added a claim against Urvan for breach of the Arizona Securities Act. Urvan moved to dismiss the Company’s complaint in full. On December 18, 2023, the Delaware Court heard argument on the parties’ motions to dismiss in the consolidated action. On February 27, 2024, the Delaware Court issued an opinion resolving all pending motions to dismiss. The Delaware Court dismissed Urvan’s aiding and abetting claims against the individual defendants, but it declined to dismiss Urvan’s other claims against the individuals and declined to dismiss Urvan’s claims against the Company. The Delaware Court rejected Urvan’s motion to dismiss the Company’s claims against him in its entirety. The Delaware Court scheduled the matter for a five-day trial in April, 2026.

On December 6, 2023, Steve Urvan initiated a separate action against the Company in his capacity as director under 8 Del. C. § 220(d) to inspect certain of the Company’s books and records (the “Books and Records Action”). In the Books and Records Action, Mr. Urvan alleges that the Company wrongfully refused to provide him with access to certain categories of documents following demands that he made on the Company on March 3, 2023 and November 9, 2023. The Company asserted as an affirmative defense that Mr. Urvan’s primary purpose for his demands is, among other things, to obtain documents to support his claims in the Delaware Plenary Litigation, in which discovery was then stayed. The court held a one-day trial on February 26, 2024 in Georgetown, Delaware. On February 27, 2024, the court in the Delaware Plenary Litigation issued an opinion that had the effect of lifting the discovery stay. On February 28, 2024, AMMO informed the judge presiding over the Books and Records Action that “[i]n AMMO’s view, the [Plenary Action] Opinion has effectively mooted this [Books and Records] action.” On April 9, 2024, AMMO began producing documents in response to Mr. Urvan’s demands pursuant to a Stipulation and Order Governing AMMO’s Document Productions. The court has not issued a post-trial ruling.

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a GunBroker.com (“GunBroker.com”) for breach of contract (the “MN Action”). In the MN Action, DCP alleged that GunBroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleged $100 million in damages. On February 7, 2024, GunBroker.com removed the MN Action to the United States District Court for the District of Minnesota (Case No. 24-CV-00373-DWF-DTS). On February 14, 2024, GunBroker.com moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”). As of March 31, 2024, the Motion had been fully briefed and submitted to the Court.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock has been listed on Nasdaq since December 1, 2020 and is trading on Nasdaq under the symbol “POWW”.

Holders of Common Equity

As of May 15, 2025, there were 118,744,062 shares of Common Stock outstanding and there were approximately 274 holders of record of the Common Stock.

Dividend Information

We have never declared or paid dividends on our Common Stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we intend to retain any earnings in our business, and therefore do not anticipate paying dividends in the foreseeable future. We paid preferred dividends on our Series A Preferred Stock in the amount of $3.0 million, $3.0 million, and $2.7 million for the years ended March 31, 2024, 2023, and 2022, respectively.

We currently have $0.6 million of unpaid accrued dividends on our Series A Preferred Stock as of the date of this filing. Accordingly, we may not be able to declare a dividend on our Common Stock unless full cumulative dividends on the Series A Preferred Stock have been or contemporaneously are declared and paid or declared.

Transfer Agent

We have appointed Securities Transfer Corporation (“STC”) as the transfer agent for our Common Stock and Series A Preferred Stock. The principal office of STC is located at 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093, and its telephone number is (469) 633-0101.

Recent Sales of Unregistered Securities

On March 3, 2022, we issued warrants to purchase 300,000 shares of Common Stock to a service provider in exchange for consulting services related to investor relations and digital marketing valued at $1.2 million. The exercise price of the warrants was $0.01 per share. The warrants were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On October 3, 2022, we issued warrants to purchase 150,000 shares of Common Stock to a service provider in exchange for consulting services related to investor awareness valued at $0.4 million. The exercise price of the warrants was $0.01 per share. The warrants were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Issuer Repurchase of Equity Securities

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

There were no share repurchases under our repurchase program during the fourth quarter of the 2024 fiscal year or the the fourth quarter of the 2022 fiscal year.

The following table summarizes our repurchased under our share repurchase program for our fourth quarter of our 2023 fiscal year:

Period	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Total Number of Shares Repurchased as of Part of Publicly Announced Plan or Programs (2)	Approximate Dollar Value of Shares that may yet be Repurchased Under the Plan or Programs

January 1, 2023 - January 31, 2023	-	-	-
February 1, 2023 - February 28, 2023	-	-	-
March 1, 2023 - March 31, 2023	118,328	$1.93	118,328

Total	118,328	$1.93	118,328	$29,477,574

(1)
Exclusive of the impact of 1% excise tax under the Inflation Reduction Act of 2022.
(2)
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

On February 8, 2022, we announced that the Board of Directors approved a share repurchase program, to repurchase up to $30.0 million of our outstanding common stock for cash. The share repurchase program is set to expire on February 6, 2025.

As of May 20, 2025, approximately 4.8 million shares have been repurchased in total. The plan was in effect through February 2025. Pursuant to the repurchase plan, the Company used $8.6 million to purchase shares with effectively $21.4 million unused at expiration.

Performance Graph

The following graph compares the cumulative total stockholder return of our Common Stock (Nasdaq: POWW) in comparison to the cumulative total return of the Nasdaq Capital Market Composite (“Nasdaq CMC”) and the Russell 2000 Index (“Russell 2000”) for the period from March 31, 2018 through March 31, 2024. The graph assumes an investment of $100 in our Common Stock and in each of the indexes on March 31, 2018. The calculation of cumulative stockholder return on the Nasdaq CMC and Russell 2000 include reinvestment of dividends, but the calculation of cumulative stockholder return on our Common Stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements (prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and related notes as of and for the years ended March 31, 2024, 2023 and 2022 included elsewhere in this Amendment No. 2 to Form 10-K (this “Amendment”). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Amendment, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Holding Company (formerly AMMO, Inc.) and its consolidated subsidiaries.

Sale of Ammo Manufacturing Business and Name Change

As further discussed in the Explanatory Note, on April 18, 2025, the Company sold its ammunition manufacturing business to Olin Winchester, LLC (the “Transaction”). The Company will continue to operate its online marketplace business associated with selling ammunition and firearms as a brokering agent or through direct sales through the Company’s subsidiary Speedlight Group I, LLC d/b/a GunBroker and its subsidiaries. In connection with the closing of the Transaction, the Company changed its name from “AMMO, Inc.” to “Outdoor Holding Company” on April 21, 2025. Except as otherwise provided in this Item 7, all references to the Company in this Item 7 refer to the Company and its subsidiaries on a consolidated basis prior to the closing of the Transaction. For additional information regarding the Transaction, see the Explanatory Note and Note 23, “Subsequent Events” of the consolidated financial statements included in this Amendment.

Restatement of Previously Issued Consolidated Financial Statements

As discussed in the Explanatory Note, this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the effects of the restatements described in Note 3, “Restatement of Previously Issued Consolidated Financial Statements” of the notes to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” of this Amendment. In addition, we have included unaudited restated financial statements for each fiscal quarter of 2024, which unaudited financial statements follow our full fiscal year 2024 financial statements in this Amendment. The impact of the adjustments were reductions to net income of $1.0 million, $4.2 million, and $7.4 million in the years ended March 31, 2024, 2023 and 2022, respectively.

Except with respect to the restatement, this section does not reflect any information or events occurring after June 13, 2024, the original filing date of the Annual Report on Form 10-K for the year ended March 31, 2024, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

Overview

AMMO, Inc., owner of the GunBroker Marketplace ("GunBroker" or the "Marketplace"), the largest online marketplace serving the firearms and shooting sports industries, and a vertically integrated producer of high-performance ammunition and premium components began its operations in 2017.

Through our GunBroker Marketplace segment (acquired in April 2021), we allow third party sellers to list items consisting of firearms, hunting gear, fishing equipment, outdoor gear, collectibles, and much more on our site, while facilitating compliance with federal and state laws that govern the sale of firearms and other restricted items. This allows our base of over 8.1 million users to follow ownership policies and regulations through our network of over 31,000 federally licensed firearms dealers who serve as transfer agents. The nature and operation of the Marketplace as an online auction and sales platform also affords us a unique view into the total domestic market for the purpose of understanding sales trends at a granular level across all elements of the outdoor sports and shooting space. Our vision is to expand the services on GunBroker and to become a peer to those in our industry. Recent expansions we have made to the platform include the following:

•
Payment Processing – facilitating payment between parties allowing third-party sellers to offer fast and secure electronic payments and allowing buyers to experience the ease of instant checkout.

•
Carting Ability – enables our buyers to checkout multiple items from multiple sellers in a single transaction. Our buyers are able to finalize one transaction including both regulated and nonregulated items, while also affording them the ability to ship their purchases to more than one location.
•
GunBroker Analytics – through the compilation and refinement of vast Marketplace data, we offer e-commerce market analytics to our industry peers allowing them to better manage business strategy and planning. The analytics offering will be rebranded to Outdoor Analytics during fiscal year 2025 to expand service offerings.
•
GunBroker Advertising – content creation for manufactures, email campaigns and banner ads are all part of our advertising offerings to the outdoor industry.

Through our Ammunition segment, we are tailoring the focus of our manufacturing operations to the production of premium pistol and rifle ammunition and supporting industry partners with manufactured components such as premium pistol and rifle brass casings. We will continue to leverage our flagship brands that are proprietary in nature, including STREAK VISUAL AMMUNITION™, /stelTH/™, Signature-on-Target, and HUNT and extend our product offering with premium rifle lines and brands that complement our technologically innovative heritage. We also continue to ensure dynamic performance under the exacting standards of the U.S. military complex in support of our cutting-edge developmental ammunition programs as we seek out and effectively execute upon new governmental-based opportunities.

Results of Operations

Fiscal Year 2024 Compared to Fiscal Year 2023

Our financial results for the year ended March 31, 2024 reflected our transition into our new operational strategic position, focusing on higher margin rifle brass casing production and sales. We believe that we have hired a strong team of professionals and developed innovative products to establish our presence as a high-quality ammunition provider and marketplace. We continued to focus on building profitability through our rifle brass manufacturing. We experienced a 24.2% decrease in our net revenues for the year ended March 31, 2024 compared with the year ended March 31, 2023. This decrease was the result of decreased revenue in both of our reporting segments due to changes in market demand as discussed below, and specifically for our ammunition division, changes in pricing, and sales mix. We believe that the shift in our operational strategy focusing on higher margin rifle brass casing production and sales negatively impacted our sales in the year ended March 31, 2024 as compared to the year ended March 31, 2023. Additionally, equipment malfunction related to rifle ammunition production in our manufacturing facility in Manitowoc caused lower production output, which contributed to lower sales results. Our focus on creating profitability is in contrast to revenue growth.

The following table presents summarized financial information for the years ended March 31, 2024 and 2023, taken from our consolidated statements of operations:

	For the Year Ended
	March 31, 2024	March 31, 2023
	(Restated)	(Restated)
Net revenues	$145,054,572	$191,439,801
Cost of revenues	102,479,087	136,078,488
Gross margin	42,575,485	55,361,313
Operating expenses	62,196,146	62,808,879
Loss from operations	(19,620,661)	(7,447,566)
Other income (expense)
Other income (expense)	(779,066)	(606,881)
Loss before provision for income taxes	(20,399,727)	(8,054,447)
Provision for income taxes	(3,806,118)	712,239
Net loss	$(16,593,609)	$(8,766,686)

Non-GAAP Financial Measures

We analyze operational and financial data to evaluate our business, allocate our resources, and assess our performance. In addition to total net sales, net loss, and other results under GAAP, the following information includes key operating metrics and non-GAAP financial measures that we use to evaluate our business. We believe that these measures are useful for period-to-period comparisons of the Company's performance. We have included these non-GAAP financial measures in this Amendment because they are key measures management uses to evaluate our operational performance, produce future strategies for our operations, and make strategic decisions, including those relating to operating expenses and the allocation of our resources. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

Adjusted EBITDA

	For the Year Ended
	March 31, 2024	March 31, 2023
	(Restated)	(Restated)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss(1)	$(16,593,609)	$(8,766,686)
Provision for income taxes	(3,806,118)	712,239
Depreciation and amortization(1)	18,861,181	17,567,233
Interest expense, net	446,473	632,062
Employee stock awards(1)	5,281,288	10,128,236
Common stock purchase options	430,458	-
Warrants issued for services(1)	-	427,639
Other income (expense), net	332,593	(25,181)
Contingent consideration fair value	(80,540)	(63,764)
Proxy contest fees	-	4,255,135
Other nonrecurring expenses(2)	11,663,506	1,248,865
Adjusted EBITDA	$16,535,232	$26,115,778
(1)
See Note 3, “Restatement of Consolidated Financial Statements,” of the notes to the consolidated financial statements.
(2)
For the year ended March 31, 2024, other nonrecurring expenses consist of settlement costs and the associated contingent liabilities, legal fees associated with the Delaware litigation and the SEC Investigation and non-recurring compliance expenses, and other professional and legal fees that are nonrecurring in nature. For the year ended March 31, 2023, other nonrecurring expenses consist of executive severance costs, penalties and assessments on abatements of excise taxes and legal fees associated with the Special Committee and SEC Investigations.

Adjusted EBITDA is a non-GAAP financial measure that displays our net loss, adjusted to eliminate the effect of certain items as described below. We define Adjusted EBITDA as net income (loss) excluding (i) interest expense, net, (ii) other income (expense), net, (iii) provision or benefit for income taxes, (iv) depreciation and amortization, (v) share-based or warrant-based compensation expenses, (vi) changes to the contingent consideration fair value, (vii) proxy contest fees and (viii) other nonrecurring expenses, such as professional and legal fees.

We believe that it is useful to exclude these expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

Non-GAAP financial measures have limitations, should be considered as supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

•
Employee stock awards and common stock purchase options expense has been, and will continue to be for the foreseeable future, a significant recurring expense for the Company and an important part of our compensation strategy;

•
the assets being depreciated or amortized may have to be replaced in the future, and the non-GAAP financial measures do not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or other capital commitments;
•
non-GAAP measures do not reflect changes in, or cash requirements for, our working capital needs; and
•
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

Net Revenues

The following table presents our revenues by the various categories that comprised our total revenues for the years ended March 31, 2024 and March 31, 2023. “Proprietary ammunition” includes those lines of ammunition that we manufacture at our facilities and sell under the brand names “STREAK VISUAL AMMUNITION™” and “/stelTH/™”. We define “standard ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “standard ammunition” includes ammunition that we manufacture at our facilities as well as any completed ammunition that we acquire in the open market for sale to others. Also included in this category is low-cost target pistol and rifle ammunition as well as bulk packaged ammunition that we manufacture using reprocessed brass casings. Ammunition within the standard ammunition product line typically carries much lower gross margins than our proprietary ammunition.

	For the Year Ended
	March 31, 2024	March 31, 2023
Proprietary ammunition	$6,265,500	$10,779,035
Standard ammunition	63,125,301	103,337,009
Ammunition casings	21,721,695	14,174,084
Marketplace revenue	53,942,076	63,149,673
Total net revenues	$145,054,572	$191,439,801

Net revenues for the year ended March 31, 2024 decreased by $46.4 million, or 24.2%, from the prior year due to changes in market conditions. This decrease was due to decreases of $40.2 million in sales of bulk pistol and rifle ammunition, $4.5 million in sales of proprietary ammunition, and $9.2 million in sales generated from our GunBroker Marketplace, which primarily consists of auction revenue, as well as payment processing revenue, and shipping income, partially offset by an increase of $7.5 million in our casing sales. We believe that the shift in our operational strategy focusing on higher margin brass casing production and sales negatively impacted our sales in the year ended March 31, 2024 as compared to the year ended March 31, 2023. Additionally, an equipment malfunction related to rifle ammunition production in our manufacturing facility in Manitowoc caused lower production output, which contributed to lower sales results. Management anticipates an increase in ammunition casings sales as capacities come online in its new Manitowoc facility during fiscal year 2025.

With our new Manitowoc facility coming online in August 2022, we will continue to expand distribution into commercial markets, introduce new product lines, and continue to initiate sales to U.S. law enforcement, military, and international markets.

For example, through our acquisition of SW Kenetics, Inc., the Company has developed and deployed a line of tactical armor piercing (“AP”) and hard armor piercing incendiary (“HAPI”) precision ammunition to meet the lethality requirements of both U.S. and foreign military customers. We continue to demonstrate our AP and HAPI ammunition to military personnel at scheduled and invite only events, resulting in increased interest and procurement discussions. The Company has since developed the ballistic match (“BMMPR”) and Signature-on-Target rounds under contract with the U.S. Government in support of U.S. special operations, which contracts have been publicly announced pursuant to governmental authorization. Additional work continues in support of the military operations of the United States and its allied military components, the status of which is not currently subject to disclosure.

It is important to note that, although U.S. law enforcement, military and international markets represent significant opportunities for our Company, they also have a long sales cycle. The Company’s sales team has been effective in establishing sales and distribution channels, both in the United States and abroad, that we anticipate will drive sustained sales opportunity in the military, law enforcement, and commercial markets.

Cost of Revenues

Cost of revenues decreased by approximately $33.6 million from $136.1 million to $102.5 million for the year ended March 31, 2024 compared to the year ended March 31, 2023. This decrease was the result of a significant decrease in net sales as well as increases to non-cash depreciation related to increases in production equipment, expensing of increased labor, and overhead used to produce finished product during 2024 as compared to 2023. Cost of revenues for our ammunition segment consisted of product cost and cost directly and indirectly associated with getting those products to a sellable state. Cost of revenues for our marketplace segment consisted of costs associated with facilitating transactions on the platform.

Gross Margin

Our gross margin percentage, which measures our gross profit as a percentage of sales increased to 29.4% during the year ended March 31, 2024 from 28.9% for the year ended March 31, 2023. This increase was primarily a result of our Marketplace, which, by its nature has significantly higher margins than our manufactured products, offset by increases in labor costs and overhead in our ammunition segment.

We believe that as we grow ammunition segment sales through new markets and expanded distribution, our gross margins will continue to increase. Our goal in the next 12 to 24 months is to continue to improve our gross margins. We expect to accomplish this through the following:

•
Capacity improvements at the Manitowoc, WI facility and expansion of our rifle casing and loading lines;
•
Increased product sales, specifically of proprietary and flagship lines of ammunition, such as the STREAK VISUAL AMMUNITION™, /stelTH/™, Signature-on-Target, and HUNT, all of which carry higher margins as a percentage of their selling price;
•
Introduction of new lines of ammunition that carry higher margins in the consumer and government sectors;
•
Reduced component costs through insourced operations of our ammunition segment and expansion of strategic relationships with component providers resulting in cost savings;
•
Expanded use of automation equipment that reduces the total labor required to assemble finished products;
•
Vertical integration into tooling manufacturing and annealing of rifle cases that have previously been outsourced;
•
Better leverage of our fixed costs through expanded production to support the sales objectives;
•
Enhancing the recently implemented multi-item cart and related payment processing, which adjusts our category fees for nonregulated items that will enable us to increase our take rate across the platform as we enable cross selling; and
•
Growing our advertising sales, financing partnerships, and bringing enhanced shipping options to our community.

Operating Expenses

Operating expenses consisted of selling and marketing expenses, corporate general and administrative expenses, and employee salaries and related expenses. Operating expenses decreased by approximately $0.6 million for the year ended March 31, 2024 compared to the prior year, and increased as a percentage of sales to 42.9% in the 2024 fiscal year from 32.8% for the year ended March 31, 2023. This decrease was primarily due to a $3.4 million, or 71.0%, decrease in selling and marketing expenses and a $2.1 million or 10.7% decrease in employee salaries and related expenses, offset by a $4.6 million, or 18.4%, increase in corporate general and administrative expenses, during the year ended March 31, 2024 compared to the prior year.

Selling and marketing expenses consisted of commissions related to our sales, as well as advertising and marketing expenses. During the year ended March 31, 2024, our selling and marketing expenses decreased primarily as a result of decreases in sales commission due to the decrease in the amount of sales of our products and services compared to the year ended March 31, 2023.

The increase in our corporate general and administrative expenses was due primarily to an increase of $9.2 million of nonrecurring expenses, consisting of professional and legal fees that are nonrecurring in nature, partially offset by the lack of expenses relating to a proxy contest in connection with our annual meeting of stockholders held on January 5, 2023, in connection with which we incurred $4.7 million in expenses in the year ended March 31, 2023.

In addition, employee salaries and related expenses decreased approximately $2.1 million for the year ended March 31, 2024 compared to the year ended March 31, 2023. The decrease was primarily due to the decrease in the stock-based compensation of $2.8 million partially offset by $0.8 million of additional payroll expenses that we incurred as a result of the implementation of an employee bonus program during the 2024 fiscal year.

Other Income and Expenses

Other expense for the year ended March 31, 2024, increased by $0.4 million compared to the year ended March 31, 2023. This increase was primarily the result of $0.2 million in losses recorded on the disposal of assets.

The decrease in interest expense was mainly due to additional interest on the Construction Loan (defined below) of approximately $0.2 million during the year ended March 31, 2024 compared to the prior year, offset by approximately $0.3 million of interest income.

Income Taxes

For the year ended March 31, 2024, we recorded a benefit for federal and state income taxes of approximately $3.8 million in comparison to a $0.7 million provision for federal and state income taxes in the year ended March 31, 2023, as a result of the increase in our net loss before taxes during fiscal 2024 compared to the prior year.

Fiscal Year 2023 Compared to Fiscal Year 2022

Results of Operations

Our financial results for the year ended March 31, 2023 reflect our newly positioned organization as we transitioned into our new manufacturing facility. We believe that we have hired a strong team of professionals and developed innovative products to support our efforts to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on growing our top-line revenue and streamlining our operations. We experienced a 20.3% decrease in our net revenues for the year ended March 31, 2023 compared with the year ended March 31, 2022. This decrease resulted from decreased ammunition sales due to changes in market demand.

The following table presents summarized financial information for the years ended March 31, 2023 and 2022, taken from our consolidated statements of operations:

	For the Year Ended
	March 31, 2023	March 31, 2022
	(Restated)	(Restated)
Net revenues	$191,439,801	$240,269,166
Cost of revenues	136,078,488	151,552,941
Gross margin	55,361,313	88,716,225
Operating expenses	62,808,879	60,190,172
Income (loss) from operations	(7,447,566)	28,526,053
Other income (expense)
Other income (expense)	(606,881)	(615,957)
Income (loss) before provision for income taxes	(8,054,447)	27,910,096
Provision for income taxes	712,239	2,042,918
Net income (loss)	$(8,766,686)	$25,867,178

Non-GAAP Financial Measures

Adjusted EBITDA

	For the Year Ended
	March 31, 2023	March 31, 2022
	(Restated)	(Restated)
Reconciliation of Net (Loss) Income to Adjusted EBITDA
Net (loss) income(1)	$(8,766,686)	$25,867,178
Provision for income taxes	712,239	2,042,918
Depreciation and amortization(1)	17,567,233	17,409,294
Interest expense, net	632,062	637,797
Employee stock awards(1)	10,128,236	7,430,458
Stock for services(1)	—	6,446,260
Warrants issued for services(1)	427,639	1,782,175
Contingent consideration fair value	(63,764)	(385,750)
Other income	(25,181)	(21,840)
Proxy contest fees	4,255,135	-
Other nonrecurring expenses(2)	1,248,865	-
Adjusted EBITDA	$26,115,778	$61,208,490
(1)
See Note 3, “Restatement of Consolidated Financial Statements,” of the notes to the consolidated financial statements.
(2)
For the year ended March 31, 2023, other nonrecurring expenses consist of executive severance costs, penalties and assessments on abatements of excise taxes and legal fees associated with the Special Committee and SEC Investigations.

In addition to the adjustments described above, we modified the calculation of adjusted EBITDA in our 2023 fiscal year to remove the adjustment for excise taxes, as we believe removal of that adjustment is a better representation of our operations. In prior periods, we included an adjustment for excise taxes, but will not include this adjustment in future periods. Adjusted EBITDA for the year ended March 31, 2022 has been recast to conform to the current definition.

Net Revenues

The following table presents our revenues by the various categories that comprised our total net revenues for the years ended March 31, 2023 and March 31, 2022.

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

Cost of Revenues

Cost of revenues decreased by $15.5 million, or 10.2%, for the year ended March 31, 2023 compared to the year ended March 31, 2022. This decrease was the result of the decrease in sales of our products, as discussed in “Net

Revenues” above, as well increases to non-cash depreciation related to increases in production equipment, expensing of increased labor, overhead, and raw materials used to produce finished product during 2023 as compared to 2022.

Gross Margin

Our gross margin percentage decreased to 28.9% for the year ended March 31, 2023 from 36.9% for the year ended March 31, 2022. This was primarily a result of increases in the costs of materials, labor, and overhead in our ammunition segment, the effect of which was partially offset by our Marketplace. Our Marketplace has significantly higher margins than our manufactured products.

Operating Expenses

Operating expenses increased by $2.6 million for the year ended March 31, 2023 compared to the prior year, and increased as a percentage of sales to 32.8% from 25.1% for the year ended March 31, 2022. This increase was primarily due to increases of $4.8 million, or 31.8%, in employee salaries and related expenses, partially offset by a $2.6 million, or 35.3%, decrease in selling and marketing expenses and a $0.9 million, or 3.6%, decrease in corporate general and administrative expenses during the year ended March 31, 2023 compared to the prior year.

Selling and marketing expenses decreased during the year ended March 31, 2023, compared to the prior year, primarily as a result of the decreases in sales commission due to the year-over-year decrease in the amount of sales of our products.

Corporate general and administrative expenses increased year-over-year due to $6.6 million of legal and professional fees and expenses incurred during 2023, largely related to the proxy contest, as discussed above, and $1.2 million of nonrecurring expenses, which consisted of professional and legal fees that were nonrecurring in nature, for which there were no comparable expenses during the year ended March 31, 2022. In addition, the year ended March 31, 2022 had $6.4 million of expense related to equity issuance costs incurred in association with our Series A Preferred Stock fundraising.

Employee salaries and related expenses increased $4.8 million for the year ended March 31, 2023 compared to the year ended March 31, 2022, primarily as a result of $2.1 million of additional payroll expenses incurred as a result of payments due upon termination in connection with a proxy settlement agreement (as discussed in Note 18, "Related Party Transactions" of our consolidated financial statements), $2.4 million of additional stock-based compensation expenses, and the addition of employees in our Marketplace segment.

Other Income and Expense

For the year ended March 31, 2023, other income and interest expense remained constant compared with the year ended March 31, 2022. The change to interest expense from the prior period was mainly due to increases related to the Construction Loan of approximately $0.3 million and decreases in activity related to our Factoring Agreement and our Inventory Credit Facility (each term as defined below) of approximately $0.3 million.

Income Taxes

For the year ended March 31, 2023, we recorded a provision for federal and state income taxes of approximately $0.7 million compared to $2.0 million in the year ended March 31, 2022, as a result of the decrease in net income(loss) before taxes.

Liquidity and Capital Resources

As of March 31, 2024, we had $55.6 million of cash and cash equivalents, an increase of $16.5 million from $39.1 million of cash and cash equivalents as of March 31, 2023. As of March 31, 2022, we had $23.3 million of cash and cash equivalents.

Working capital is summarized and compared as follows:

	March 31, 2024	March 31, 2023	March 31, 2022
Current assets	$131,525,266	$128,451,893	$129,691,636
Current liabilities	30,975,049	25,498,177	35,858,089
	$100,550,217	$102,953,716	$93,833,547

Liquidity

We expect existing working capital, cash flow from operations, bank borrowings, and sales of equity and debt securities to be adequate to fund our operations over the next 12 months. Generally, we have financed operations to date through the proceeds of stock sales, bank financings, and related-party notes. These sources have been adequate to fund our recurring cash expenditures including but not limited to our working capital requirements, capital expenditures to expand our operations, debt repayments, and acquisitions. We intend to continue to use the aforementioned sources of funding for capital expenditures, debt repayments, share repurchases, and any potential acquisitions.

Leases

We currently lease three locations that are used for our offices, production, and warehousing. As of March 31, 2024, we had $2.6 million of fixed lease payment obligations with $0.7 million payable within the next 12 months. As of March 31, 2023, we had $1.6 million of fixed lease payment obligations, with $0.6 million payable within the next 12 months. As of March 31, 2022, we had $3.5 million of fixed lease payment obligations, with $1.1 million payable within the next 12 months. Please refer to Note 11, "Leases" for additional information.

Factoring and Security Agreement

On July 1, 2019, we entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Factors Southwest, LLC (“FSW”). Pursuant to the Factoring Agreement, FSW was permitted to purchase from time to time the Company’s accounts receivables with recourse on an account-by-account basis. The 24-month agreement contained a maximum advance amount of $5.0 million on 85% of eligible accounts and had an annualized interest rate of the prime rate published from time to time by the Wall Street Journal plus 4.5%. The Factoring Agreement provided for a fee of 3% ($150,000) of the Maximum Facility (as defined in the Factoring Agreement) assessed to the Company. Our obligations under the Factoring Agreement were secured by present and future accounts receivables and related assets, inventory, and equipment. The Company had the right to terminate the agreement, with 30 days’ written notice, upon obtaining a non-factoring credit facility. The Factoring Agreement provided the Company with the ability to convert our account receivables into cash. We did not have an outstanding balance on our factoring liability as of March 31, 2024, March 31, 2023 and March 31, 2022. Interest expense recognized on the factoring liability for the year ended March 31, 2024 was $185,319, including $62,500 of amortization of the commitment fee. Interest expense recognized on the factoring liability for the year ended March 31, 2023 was $153,646, including $37,500 of amortization of the commitment fee. Interest expense recognized on the factoring liability for the year ended March 31, 2022 was $327,746, including $100,000 of amortization of the commitment fee.

On June 17, 2021, the Factoring Agreement was amended to extend the maturity date to June 17, 2025. On November 29, 2023, we provided FSW notice of termination of the Factoring Agreement, which agreement terminated on December 29, 2023. We recognized an expense of $281,108 in relation to the termination of the Factoring Agreement with FSW.

Inventory Credit Facility

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement (the “Inventory Credit Facility”) with FSW. Pursuant to the Inventory Credit Facility, FSW agreed to establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The 24-month agreement was secured by our inventory, among other assets, contained a maximum loan amount of $1,750,000 on eligible inventory and had an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The Inventory Credit Facility contained an initiation fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended the Inventory Credit Facility to increase the maximum inventory loan amount to $2,250,000. No outstanding balance remained as of March 31, 2024 and March 31, 2023. The outstanding balance on the Inventory Credit Facility as of March 31, 2022 was $825,675. There was no interest expense recognized on the Inventory Credit Facility for the year ended March 31, 2024. Interest expense for the year ended March 31, 2023 was $6,580, and for the year ended March 31, 2022 was $40,940, including $8,561 of amortization of the annual fee.

On November 29, 2023, we provided FSW notice of termination of the Inventory Credit Facility, which agreement terminated on December 29, 2023.

Construction Loan

On October 14, 2021, we entered into a Construction Loan Agreement (the “Hiawatha Loan Agreement”) with Hiawatha National Bank (“Hiawatha”). The Hiawatha Loan Agreement specifies that Hiawatha may lend up to $11.625 million to AMMO, INC. and Firelight Group I, LLC (together, the "Borrower") to pay a portion of the construction costs of the approximately 185,000 square foot Manitowoc manufacturing facility (the “Construction Loan”). The first advance of Construction Loan funds by Hiawatha was made on October 14, 2021 in the amount of $329,843. We received advances of Construction Loan funds approximately every month as our “owner’s equity” was fully funded into the ongoing new plant construction project. The Construction Loan is an advancing term loan and not a revolving loan so any portion of the principal repaid cannot be re-borrowed.

Additionally, on October 14, 2021, we issued a Promissory Note in favor of Hiawatha (the “Hiawatha Note”) in the amount of up to $11.625 million with an interest rate of four and one-half percent (4.5%). The maturity date of the Hiawatha Note is October 14, 2026. Under the terms of the Hiawatha Loan Agreement, we are required to make monthly payments of $64,620, which consists of principal and interest until the maturity date, at which time the remaining principal balance of the Construction Loan would become due.

We can prepay the Hiawatha Note in whole or in part starting in July 2022 with a prepayment premium of one percent (1%) of the principal being prepaid.

The Hiawatha Loan Agreement contains customary events of default including, but not limited to, a failure to make any payments pursuant to the Hiawatha Loan Agreement or Hiawatha Note, a failure to complete construction of the project, a lien of $100,000 or more against the property, or a transfer of the property without Hiawatha’s consent. Upon the occurrence of an event of default, among other remedies, the amounts due pursuant to the Construction Loan can be accelerated, Hiawatha can foreclose on the property pursuant to the mortgage, and a late charge of five percent (5%) of the amount due will be owed with all amounts then owed pursuant to the Hiawatha Note bearing interest at an increased rate.

We are required to maintain a debt service coverage ratio (as defined in the terms of the Hiawatha Loan Agreement) of not less than 1.25 to 1.00 for the period defined below and continuing to and including the maturity date. The debt service coverage ratio is tested on an annual basis, as of July 1, for each previous year. We have maintained compliance with the debt service coverage ratio under the Hiawatha Loan Agreement since its inception.

During the year ended March 31, 2023, approximately $11.2 million of Construction Loan funds were advanced to the Borrower, including $1.0 million of cash collateral or restricted cash as security for the Construction Loan. We made $257,425 and $150,743 in principal payments for the years ended March 31, 2024 and March 31, 2023, respectively. The restricted cash can be released per the terms of the Hiawatha Loan Agreement. During the year ended March 31, 2023, $500,000 of restricted cash was released with $500,000 remaining restricted. During the year ended March 31, 2024, the remaining $500,000 of restricted cash was released, resulting in a zero balance for restricted cash as of March 31, 2024.

We financed a portion of our new Manitowoc, WI facility with the Construction Loan. As of March 31, 2024, we expect to make $0.8 million in principal and interest payments within the next 12 months. The principal balance of the Construction Note will mature on October 14, 2026.

Revolving Loan

On December 29, 2023, we entered into a Loan and Security Agreement (the “Sunflower Agreement”) by and among the Company and the other borrowers party to the Sunflower Agreement, the lenders party thereto (collectively, the “Lenders”) and Sunflower Bank, N.A., as administrative agent and collateral agent (the “Agent”), pursuant to which the Lenders provided us a revolving loan in the principal amount of the lesser of (a) $20.0 million (the “Total Commitment Amount”) and (b) the Borrowing Base (a formula based on certain amounts owed to Borrower for goods sold or services provided and eligible inventory) (the “Revolving Loan”). The proceeds of loans under the Sunflower Agreement may be used for working capital, general corporate purposes, permitted acquisitions, to pay fees and expenses incurred in connection with the Revolving Loan, to facilitate our stock repurchase program and to fund our general business requirements.

The Revolving Loan bears interest at a rate of the greater of (x) 3.50% and (y) Term SOFR, plus 3.00% (the “Revolving Facility Applicable Rate”) and is computed on the basis of a 360-day year for the actual number of days elapsed. Except in an event of default, advances under the Revolving Loan bear interest, on the outstanding daily balance thereof, at the Revolving Facility Applicable Rate. Interest is due and payable on the first calendar day of each month during the term of the Sunflower Agreement. We are also obligated to pay to the Agent, for the ratable benefit of Lenders, an origination fee, prepayment fee, unused facility fee, collateral monitoring fee and Lender expenses.

We may borrow, repay and re-borrow under the Revolving Loan until December 29, 2026, at which time the commitments will terminate and all outstanding loans, together with all accrued and unpaid interest, must be repaid. If the Revolving Loan is refinanced by another lender prior to December 29, 2026, there is an additional fee payable concurrently with such refinancing based on a percentage (ranging from 1.0% to 3.0%) of the Total Commitment Amount depending on the date of the refinancing. Upon an event of default under the Sunflower Agreement, all obligations under the Sunflower Agreement will bear interest at a rate equal to three (3.0) percentage points above the interest rate applicable immediately prior to the occurrence of the event of default.

As of March 31, 2024, we did not have an outstanding balance on the Revolving Loan.

Changes in cash flows are summarized as follows:

Operating Activities

For the year ended March 31, 2024, net cash provided by operations was attributable to non-cash transactions for depreciation and amortization, stock compensation expense for stock awards and a decrease in our allowance for doubtful accounts due to increased collection efforts, in addition to reductions in inventory for sales and slower production, a reduction in deposits for receipts of raw materials paid in advance, an increase in accounts payable related to legal fees, sales taxes and purchases of inventory and equipment and a reduction in accounts receivable as a result of lower sales and increased collection efforts.

For the year ended March 31, 2023, net cash provided by operations was attributable to a reduction in accounts receivable as a result of a decrease in sales, a decrease in inventories in correlation with our decreased sales and non-cash transactions for depreciation and amortization as well as stock-based compensation expense for stock awards offset by a decrease in accounts payable.

For the year ended March 31, 2022 net cash provided by operations was attributable to non-cash transactions for depreciation and amortization, stock compensation expense for stock awards, and a decrease in allowance for doubtful accounts, issuing stock for services related to the acquisition of Gemini Direct Investments, LLC (“Gemini") as well as an increase in accounts payable due to raw material purchases. These items were partially offset by an increase in accounts receivable due to increased sales and the acquisition of Gemini, an increase in inventory as our Manitowoc manufacturing facility ramped up production due to an increase in sales volume and an increase in deposits for raw material and equipment purchases.

Investing Activities

During the year ended March 31, 2024, net cash used in investing activities consisted of $8.0 million related to purchases of production equipment, and capitalized development costs related to our Marketplace.

During the year ended March 31, 2023, net cash used in investing activities consisted of approximately $12.5 million related to purchases of production equipment, the construction of our new manufacturing facility in Manitowoc, WI, and capitalized development costs related to our Marketplace.

During the year ended March 31, 2022, net cash used in investing activities primarily consisted of our acquisition of Gemini for approximately $50.5 million and purchases of production equipment for approximately $19.2 million.

Financing Activities

During the year ended March 31, 2024, net cash used in financing activities consisted of $3.2 million of insurance premium note payments, $3.0 million of preferred stock dividends paid, $2.2 million used to repurchase shares of Common Stock pursuant to our repurchase plan, and $0.2 million in payments of our related party note payable. These items were offset by $0.1 million of proceeds from warrants exercised for common stock. Additionally, $37.3 million was generated from accounts receivable factoring, which was offset by payments of $37.3 million.

During the year ended March 31, 2023, net cash used in financing activities consisted of $3.0 million of preferred stock dividends paid, $2.1 million of insurance premium note payments, an $0.8 million reduction in our Inventory Credit Facility, and $0.7 million in payments of our related party note payable. These items were partially offset by $1.0 million generated from the Construction Loan and $0.1 million of proceeds from warrants exercised for common stock. Additionally, approximately $71.3 million was generated from accounts receivable factoring, which was offset by payments of approximately $71.8 million.

During the year ended March 31, 2022, net cash used in financing activities consisted of a $50.0 million payment for our acquisition of Gemini, $2.2 million in payments toward the insurance premium note, $4.0 million repayment of notes payable, $2.5 million in preferred stock dividends paid and $0.6 million payment toward our related party note offset partially by $35.0 million in proceeds from our sale of preferred stock and $0.9 million in proceeds from warrants exercised in the period. Additionally, approximately $121.5 million was generated from accounts receivable factoring, which was offset by payments of approximately $122.8 million.

Off-Balance Sheet Arrangements

As of March 31, 2024, 2023 and 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Estimates

Our critical accounting estimates are included in our significant accounting policies as described in Note 2 of the consolidated financial statements included in Item 8, Financial Statements and Supplemental Data, of this Amendment. Those consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Critical accounting estimates are those that we believe are most important to the portrayal of our financial condition and results of operations. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are evaluated on an ongoing basis and are drawn from historical operations, current trends, future business plans and other factors that management believes are relevant at the time our consolidated financial statements are prepared. Actual results may differ from our estimates. Management believes that the following accounting estimates reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

Allowance for Credit Losses

We estimate our allowance for credit losses based on the collectability and age of the accounts receivable balances and categorization of customers that have similar financial condition.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline is not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of goodwill was not warranted for the year ended March 31, 2024, 2023, and 2022. As of March 31, 2024, 2023, and 2022, the Company has a goodwill carrying value of $90.9 million , all of which is assigned to the Marketplace segment. However, due to declines in the value of the Company’s Common Stock and market capitalization in previous years which have since stabilized, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2025.

Leases

We determine if an arrangement is a lease at inception of the contract. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; instead, we recognize lease expense for these leases on a straight-line basis over the lease term. We do not account for lease components (e.g., fixed payments to use the underlying lease asset) separately from the non-lease components (e.g., fixed payments for common-area maintenance costs and other items that transfer a good or service). Some of our leases include variable lease payments, which primarily result from changes in consumer price and other market-based indices, which are generally updated annually, and maintenance and usage charges. These variable payments are excluded from the calculation of our lease assets and lease liabilities.

We utilize the interest rate implicit in the lease to determine the lease liability when the interest rate can be determined. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”), which requires the recognition of the cost of employee, director and non-employee services received in exchange for an award of equity over the period the employee, director or non-employee is required to perform the services in exchange for the award. Stock-based compensation is measured based on the grant-date fair value of the award. Stock-based compensation is recognized on a straight-line basis over the vesting periods and forfeitures are recognized in the periods they occur. There were 1,936,951, 1,777,294 and 1,807,666 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services for the years ended March 31, 2024, March 31, 2023, and March 31, 2022, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financials are submitted as a separate section of this Amendment beginning on page F-1.

ITEM 9A. CONTROLS AND PROCEDURES

Overview

As described in additional detail in the Explanatory Note to this Amendment, in September 2024, a Special Committee of the Board of Directors initiated the Special Committee Investigation of certain matters impacting the Company's accounting procedures, disclosure controls and internal controls during prior periods. The Special Committee Investigation was undertaken through independent legal counsel, who received assistance from outside consultants. During the course of the Special Committee Investigation, the Special Committee discovered accounting and financial reporting errors that required restatement resulting primarily from (i) inaccurate valuation of, and accounting for, share-based compensation awards to employees, non-employee directors and other service providers, and shares issued in exchange for goods and services, (ii) inappropriate capitalization of certain share issuance costs and (iii) inappropriate accounting for certain convertible notes and warrants issued by the Company. During the course of the Special Committee Investigation, the Special Committee also found that the Company had not properly disclosed certain executive officers, related party transactions and executive compensation.

Based on the results of the Special Committee Investigation, our review of our financial records, and other work completed by our management, the Special Committee has concluded that there were material misstatements in the consolidated financial statements as of and for the fiscal years ended March 31, 2024, 2023 and 2022. Accordingly, our Board of Directors and management concluded that our consolidated financial statements for these periods should no longer be relied upon and that such financial statements required restatement. The restated consolidated financial statements as of and for the fiscal years ended March 31, 2024, 2023 and 2022 are provided in this Amendment. See Note 3, “Restatement of Consolidated Financial Statements,” of the consolidated financial statements for further discussion of the restatement issues.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorization of management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In Part II, Item 9A. "Controls and Procedures" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 29, 2022, we identified a material weakness in our internal control over financial reporting. Due to the size of the Company and available resources, there were limited personnel to assist with the accounting and financial reporting function, which resulted in: (i) a lack of segregation of duties, and (ii) controls that may not be adequately designed or operating effectively.

In our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 14, 2023, our management concluded that this material weakness continued to exist as of March 31, 2023 and identified additional material weaknesses existing as of March 31, 2023. Specifically, management provided additional clarity that these material weaknesses arose due to the Company's failure to maintain: (i) appropriately designed entity-level controls impacting the control environment to prevent or detect material misstatements to the consolidated financial statements; (ii) properly designed segregation of duties, both within manual processes and system access; (iii) effectively designed controls over journal entries, account reconciliations, and period flux analysis; (iv) effectively designed controls over the period-end financial reporting process, including, tie-out and review of supporting documentation; and (v) effectively designed controls over Information Technology General Controls (“ITGC ”).

In the Original Filing, management concluded that, with the exception of a continuing lack of a sufficient number of qualified personnel and ongoing enhancement of management review procedures, the material weaknesses related to entity-level controls and the design of controls related to journal entries, account reconciliations, and period flux analysis were remediated through the formal approval of the annual budget and delegation of authority by the Board of Directors, the establishment and monitoring of a whistleblower hotline, the creation and adoption of both accounting and information technology (“IT”) policies and procedures, and the hiring of personnel in key positions. Due to accounting system limitations, management was limited in its ability to effectively design and implement ITGCs around select systems that support the underlying business cycle controls. Our management also concluded that certain material weaknesses continued to exist. We identified three material weaknesses in our internal control over financial reporting as of March 31, 2024, related to the following: (i) the Company failed to fully resolve identified segregation of duties conflicts with system access for designated business and IT users, thus related user access review and application change management procedures could not be relied upon for select Company systems; (ii) the Company failed to maintain effectively designed ITGCs in the areas of user access, application change management, logical access controls, and segregation of duties for one of the Company’s third-party IT systems that supports the Company’s financial reporting process; and (iii) the Company failed to effectively execute management review procedures to validate the completeness and accuracy of transactions and to clearly define and evidence the process used and criteria and judgment applied in performance of critical business activities.

Updated Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an updated evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, and because of the material weaknesses described below, our management continued to conclude that our internal control over financial reporting was not effective as of March 31, 2024.

The material weaknesses described below resulted in the restatement of our consolidated financial statements for fiscal years 2022 through 2024 and our quarterly financial statements for the quarters ended June 30, 2023, September 30, 2023, December 31, 2023 and June 30, 2024.

Pannell Kerr Forster of Texas, P.C., the Company’s independent registered public accounting firm that audited the annual financial statements included in this Amendment has also issued an updated audit report on the Company’s internal control over financial reporting, which is included in at the end of this Item 9A. “Controls and Procedures.”

Material Weaknesses and Management’s Remediation Plan

As of March 31, 2024, management has identified material weaknesses in our internal control processes that involve the control environment, information and communication, monitoring activities, and control activities components of the COSO framework.

Specifically, the material weaknesses relate to the following as of March 31, 2024:

Control Environment, Information and Communication, and Monitoring Activities – Under the COSO framework, the board of directors and senior management establish the tone at the top regarding the importance of internal controls and management reinforces expectations at the various levels of the company.

We did not execute appropriately designed entity-level controls governing the control environment and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to (i) a lack of a sufficient complement of qualified personnel within the accounting and financial reporting function, including reliance on unqualified personnel, with an appropriate level of technical expertise to provide for sufficient oversight, accountability and monitoring over the performance of control activities, (ii) insufficient governance to monitor compliance with the Company's Code of Conduct to identify, evaluate, and report potential fraud as well as related director and management behavior, such as, among other things, director independence, and (iii) improper review and approval of disclosure regarding related party transactions and executive compensation.

Control Activities – These material weaknesses in the control environment resulted in certain instances of inappropriate accounting decisions and inappropriate changes in accounting methodology and contributed to the following additional material weaknesses whereby we did not design, implement and maintain effective controls within certain business processes:

•
Complex Technical Accounting: Stock Compensation / Warrants / Convertible Notes – We did not design and maintain controls over the effective review of the models, assumptions and data used in developing estimates or changes made to models, assumptions and data to ensure the appropriate application of GAAP. It was further determined that the existence of complementary or compensating controls could not be relied upon to mitigate the identified deficiencies given failures were detected in all critical procedures from initiation to disclosure of the related transactions, including: timely and accurate accounting assessments performed over newly executed contracts to ensure appropriate application of GAAP; the review and approval of the issuance of stock awards to employees and third-party service providers including determining specific grant dates and key terms; determination of an appropriate fair value measurement for financial instruments; review of the classification and recording of equity compensation expenses; timely and accurate application of GAAP related to equity issuance costs; and recognition and disclosure of compensation expense for all share-based payment awards to employees, directors and third parties.
•
Related Party Transactions and Executive Compensation – We did not properly maintain controls over the identification and disclosure of related party transactions and executive compensation. There were insufficient management review procedures to validate the completeness and accuracy of related party and executive compensation disclosures and to clearly define and evidence the process used and criteria and judgment applied to identify and disclose related party transactions and executive compensation.
•
Financial Reporting – We did not properly maintain controls over period-end financial reporting, including tie-out and review of supporting documentation. There were insufficient management review procedures to validate the completeness and accuracy of complex technical accounting transactions and to clearly define and evidence the process used and criteria and judgment applied in the performance of critical business components.
•
Segregation of Duties – We failed to properly separate the execution of certain controls by designated senior management, which did not provide for proper segregation between preparer and reviewer for select transactions. We further failed to fully resolve identified segregation of duties conflicts with system access for designated business and IT users, thus related user access review and application change management procedures could not be relied upon for select Company systems.

Management’s Remediation Initiatives

Following the identification of the material weaknesses described above, and with the oversight of the Audit Committee, management is committed to the planning and implementation of remediation efforts to address these material weaknesses. The remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and strengthen our overall financial control environment. In this regard, our initiatives include:

Control Environment, Information and Communication, and Monitoring Activities:

•
Executive Communications to Reinforce Compliance – The Company’s CEO and other executives, at the direction of the Board of Directors, has reinforced the importance of adherence to the Company’s policies and procedures regarding ethics and compliance and the importance of identifying misconduct and raising and communicating concerns. This reinforcement has occurred through email and employee newsletter communications, staff meetings, remarks given to senior management, as well as other employee forums, including mandatory ethics training.
•
Organizational Enhancements – The Company has identified and begun to implement several organizational enhancements, as follows: (i) the identification and hiring of a Chief Financial Officer, who brings extensive knowledge across finance, strategy, and transformation; (ii)the identification and hiring of a Vice President of Accounting and External Reporting, who has the responsibility and authority to ensure that GAAP and accounting for complex or non-routine transactions that require specialized accounting are appropriately applied corporate-wide (iii) the enhancement of the Company’s organizational structure over all finance functions and an increase in the Company’s accounting personnel with the requisite knowledge, experience, and training in GAAP to ensure that a formalized process for determining, documenting, communicating, implementing and monitoring controls over the period-end financial close and reporting processes is maintained and proper segregation exists between the preparer and reviewer for select transactions, and (iv) enhancement of accounting policies and procedures related to journal entries, invoice approval, account reconciliations and variance thresholds.
•
Significant and Unusual Transactions - The Company continues to evaluate its practices related to significant non-recurring transactions and has begun implementing improvements in those practices, including: (i) updating the process to address agreements with non-standard terms, including formalized review and approval (ii) more formalized practices for assessing the need for utilization of a third-party expert for unusual or complex transactions and (iii) the development of a more comprehensive review process and monitoring controls over significant transactions to ensure accurate accounting and the preparation of accounting memoranda.
•
Related Party Transaction Policy – The Company implemented a new Related Party Transactions Policy in June, 2024 to proactively identify transactions and improve disclosures. Guidance is provided by new corporate disclosure counsel with review/approval by the Audit Committee.
•
Perquisites Policy – The Company implemented a new Perquisites Policy in May, 2025 to better define its perquisites disclosure requirements, perquisite identification, training, and employee compliance requirements.
•
Establishment of Disclosure Committee - In June 2024, the Company established a formal disclosure committee that includes key members of management that have responsibility for disclosure information necessary for periodic reports filed with the SEC. Going forward, this committee will meet on an as-needed basis as well as prior to the Audit Committee meeting in which the Form 10-K, Form 10-Q or other relevant Exchange Act document will be approved and will conduct follow-up meetings as necessary. The meeting will cover all significant events from the period being reported upon and supporting information. A charter was created governing the conduct of this committee, a formal agenda will be distributed prior to each meeting, and minutes will be maintained for each meeting.

Control Activities:

•
Implementation of New Accounting System – The Company has implemented a new accounting system intended to allow management to effectively design and implement appropriate general information technology and automated system controls, including system enforced segregation of duties. The Company continues to evaluate other systems and applications for additional controls. Management will also continue the rollout of IT remediation action plans, including developing an enhanced risk assessment process for third-party IT systems and implementation of IT monitoring procedures.
•
Implementation and Enhancement of Entity Level Controls - The Company intends to enhance existing entity level controls as a result of the control design remediation efforts and Audit Committee recommendations, and implement the following new entity level controls around the quarterly/annual financial reporting process:
▪
Enhanced Review Procedures : The Company has initiated enhancements to its management review procedures through additional training of accounting staff, improved evidence of review through tick marks and screenshots to validate the completeness and accuracy of transactions and to clearly define and evidence the process used and criteria and judgment applied in performance of critical business activities. The Company has also hired additional personnel and engaged third-party accounting experts, as needed, in its financial reporting and accounting function to ensure we have a sufficient complement of personnel with an appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements.
▪
We believe the foregoing efforts, when fully implemented and operational, will effectively remediate the material weaknesses described above and strengthen our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address these control deficiencies or modify the remediation plan described above.

Changes in Internal Control Over Financial Reporting

During the year ended March 31, 2024, we made enhancements to our control environment by improving guidance, communication of expectations, and importance of internal controls. Specifically, the Board of Directors formally approved the annual budget and delegation of authority over Company transactions, and a whistleblower hotline and accompanying reporting process was implemented. In addition, accounting policies related to journal entries and invoice approval were adopted and IT policies and procedures were developed. The Company hired personnel in key positions, and management continues to assess the hiring of additional personnel to ensure that the Company has a sufficient complement of qualified personnel at the right levels, based on any identified gaps in personnel requirements. Except as described in the preceding sentence, there were no changes in our internal control over financial reporting during the year ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the filing of this Amendment, we continue to implement the changes and remediation plan described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

AMMO, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited AMMO, Inc.’s (the “Company’s”) internal control over financial reporting as of March 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management and we previously concluded that the Company did not maintain effective internal controls over financial reporting as of March 31, 2024 related the below material weaknesses:

•
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

•
Controls were not effectively designed in the areas of user access, application change management, logical access and segregation of duties for one third party system which supports the Company’s financial reporting process, and

•
Controls were not appropriately executed or evidenced related to management review procedures and validation of the accuracy and completeness of information used in the performance of controls.

Management has subsequently determined that additional material weaknesses in internal control over financial reporting existed. Accordingly, management’s report has been restated, and the following additional material weaknesses have been identified and included in management’s assessment.

•
The Company failed to execute appropriately designed entity-level controls governing the control environment and effective monitoring controls. These deficiencies were attributed to (i) a lack of a sufficient complement of qualified personnel within the accounting and financial reporting function, (ii) insufficient governance to monitor compliance with the Company's Code of Conduct, and (iii) improper review and approval of disclosure regarding related party transactions and executive compensation.

•
These material weaknesses resulted in certain instances of inappropriate accounting decisions and inappropriate accounting methodologies and contributed to the following additional material weaknesses whereby the Company did not design, implement and maintain effective controls within certain business processes related to (i) complex technical accounting, such as stock compensation, warrants and convertible notes, (ii) related party transactions and executive compensation, (iii) financial reporting, and (iv) segregation of duties.

The material weaknesses referred to above are described in more detail in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 financial statements, and this report does not affect our report dated May 20 ,2025, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows of the Company, and our report dated May 20 ,2025, expressed an unqualified opinion.

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

/s/ PANNELL KERR FORSTER OF TEXAS, P.C. Houston, Texas May 20 ,2025

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Set forth below is a list of executive officers who served during the fiscal years ended March 31, 2022, 2023 and 2024. Except with respect to Mr. Smith, Mr. Kasowski, Ms. Cross, Mr. T. Wagenhals, and Mr. Mann, none of the persons identified below continues to serve as an executive officer as of the filing of this Amendment.

Fiscal Year 2022
Name	Title
Fred W. Wagenhals	Chairman of the Board and Chief Executive Officer
Robert D. Wiley	Chief Financial Officer
Anthony Tate	Director of National Accounts
Chris Larson	Vice President of Finance

Fiscal Year 2023
Name	Title
Fred W. Wagenhals	Chairman of the Board and Chief Executive Officer
Robert D. Wiley	Chief Financial Officer
Jared R. Smith	Chief Operating Officer(1)
Anthony Tate	Vice President of Sales
Robert J. Goodmanson	President(2)
Chris Larson	Vice President of Finance
Tod Wagenhals	Executive Vice President, Secretary
Beth Cross	Chief Operating Officer, GunBroker

Fiscal Year 2024
Name	Title
Fred W. Wagenhals	Executive Chairman(3)
Jared R. Smith	Chief Executive Officer(4)
Robert D. Wiley	Chief Financial Officer(5)
Anthony Tate	Vice President of Sales(6)
Beth Cross	Chief Operating Officer, GunBroker
Tod Wagenhals	Executive Vice President, Secretary
Paul Kasowski	Chief Compliance and Transformation Officer (7)
James Mann	Vice President of Operations
(1)
Mr. Smith was appointed as President and Chief Operating Officer on December 15, 2022, following the resignation of Mr. Goodmanson from his position as President on December 31, 2022.
(2)
Mr. Goodmanson served as President of the Company from March 26, 2021 through December 31, 2022.
(3)
Mr. Wagenhals served as Chief Executive Officer until July 24, 2023 when he transitioned to the role of Executive Chairman. Mr. Wagenhals resigned from all positions at the Company effective April 4, 2025.
(4)
Mr. Smith served as President and Chief Operating Officer until July 24, 2023, when he was appointed Chief Executive Officer.
(5)
Mr. Wiley resigned as the Chief Financial Officer of the Company on September 19, 2024.
(6)
Mr. Tate resigned as the Vice President of Sales of the Company on March 31, 2025.
(7)
Mr. Kasowski served as the Chief Compliance and Transformation Officer of the Company beginning in January 2024. Mr. Kasowski was appointed as Chief Financial Officer effective September 20, 2024.

Below is a discussion of the business experience of and certain other biographical information with respect to each of the executive officers identified in the table above. All of the ages for the executive officers set forth below are as of March 31, 2024.

Jared R. Smith, age 46, was appointed as Chief Executive Officer (“CEO”) and a director of the Company on July 24, 2023. Previously, Mr. Smith had served as the Company’s President and Chief Operating Officer since January 2023. Mr. Smith has more than 18 years of experience in the ammunition industry. He was employed at Fiocchi of America, a global manufacturer of premium ammunition for competition, hunting and defense applications located in Ozark, Missouri from 2010 to December 2022, where, since 2017, he held the position of General Manager. As General Manager, Mr. Smith maintained full profit and loss ownership by having the responsibility of generating revenue and managing expenses and managed separate manufacturing operations (340+ employees), while overseeing three acquisitions, and leading Fiocchi’s revenue growth. Prior to taking the General Manager role, Mr. Smith held positions as the Vice President-International Strategy and Development and Director of Procurement and Supply Chain at Fiocchi of America.

Robert D. Wiley, age 32, served as our Chief Financial Officer (“CFO”) from January 2019 until September 2024. Prior to that, Mr. Wiley served as the Controller of the Company from May 2018 through January 2019 and was responsible for overseeing the accounting department, including external financing reporting, compliance, accounting policy, and tax accounting. Previously, Mr. Wiley was a Certified Public Accountant at Moss Adams, LLP from June 2015 through April 2018. Mr. Wiley earned his Master of Taxation and Bachelor of Science degree in Accounting from Arizona State University. Mr. Wiley is a Certified Public Accountant licensed in the state of Arizona. Mr. Wiley resigned as the Chief Financial Officer of the Company effective September 19, 2024.

Fred W. Wagenhals, age 83 was the Chairman of the Board of the Company from December 2016 to July 24, 2023, when he assumed the position of Executive Chairman. Mr. Wagenhals also served as our CEO from December 2016 until July 24, 2023 and as our President from December 2016 through March 2021. Prior to joining AMMO, Mr. Wagenhals was a private investor from August 2005 until December 2016. Prior to that, Mr. Wagenhals was employed at Action Performance Companies, Inc., a leading designer and marketer of licensed motor sports products related to NASCAR, as Chairman, President, and CEO from November 1993 to December 2005, Chairman of the Board and CEO from May 1992 until September 1993, and President from July 1993 until September 1993. Action-Performance Companies, Inc. was sold in August 2005 to International Speedway Corp. and Speedway Motorsports. Mr. Wagenhals is a member of the Model Car Hall of Fame, was an Arizona Entrepreneur of the Year award recipient for the Retail/Wholesale category by the Center for Entrepreneurial Leadership, Inc. in 1997, and was honored as the Anheuser-Bush Entrepreneur in Residence at the University of Arizona College of Business and Public Administration during 1997 and 1998. He also taught a sports entrepreneurship class at the University of Arizona. Mr. Wagenhals resigned from all positions at the Company effective April 2025.

Anthony Tate, age 37, joined the Company in March 2020 with more than a decade of experience in the shooting sports industry. Mr. Tate has served as the Company’s Vice President of Sales, responsible for managing all brands, distribution channels, and deployment of sales for the Company, since July 2022. Previously, Mr. Tate served as Director of National Accounts from April 2021 to July 2022, responsible for managing the Company’s key national accounts, business development strategies and supplier relationships worldwide. Before joining the Company, Mr. Tate represented hundreds of industry-leading firearm and ammunition manufacturers at one of the largest shooting sports distributors in the United States, Davidson’s Inc. Mr. Tate managed growth and development of key accounts. In 2006, he won the U.S. Army Scholar Athlete Award while earning his Bachelor of Science Degree. Mr. Tate resigned as the Vice President of Sales of the Company on March 31, 2025.

Beth Cross, age 42, is a highly accomplished executive with more than 20 years of multi-channel online and big-box retail experience. Her expertise of consumer purchase behaviors from her decades of advancements at retail box stores including WalMart, Bi-Mart and Sportsman’s Warehouse was imperative to bring GunBroker to the next level. Ms. Cross began her retail career in 1998 spending 12 years in leadership roles within store operations focusing on visual merchandising, freight management, and customer relationships. She spent nine years in merchandising roles negotiating contracts and using analytics and marketing to drive record sales. Her vision to infuse efficiencies increased sales at every position, exponentially. Ms. Cross joined the Company in May of 2021 after the acquisition of GunBroker. Since joining the Company's management team, her primary focus has been to analyze and optimize the GunBroker platform and integrate analytics to carve paths to increase sales and improve the shopper and seller experience. In May of 2022, Ms. Cross was promoted to Chief Operating Officer of GunBroker. During her short time at GunBroker, she has put GunBroker on a fast track to increased sales, efficiencies across the board from customer service, to financials, and marketing and advertising.

Tod Wagenhals, age 60, has been the Company’s Executive Vice President since 2017 and has significant experience in marketing and contract manufacturing. He oversaw the construction and completion of AMMO’s

185,000 square foot world-class ammunition manufacturing facility in Manitowoc, Wisconsin, which opened in 2022. In 1992, Mr. Wagenhals was appointed Executive Vice President, Secretary, and a Director of Action Performance Companies, Inc. (Nasdaq: ACTN), a leader in the design, marketing and distribution of licensed motor sports collectibles and merchandising. His responsibilities included managing the day-to-day operations, new product development, and oversight of the company’s contract manufacturing operations in China. Mr. Wagenhals held those positions through 2000. In 2000 he founded Tod Wagenhals, Inc. (“TWI”), a sales and marketing company. TWI designed, manufactured, and distributed officially licensed sports and celebrity products, apparel, collectibles, and other memorabilia through contracts with the NFL, NASCAR, and other major professional sports organizations. TWI also marketed golf collectibles through a special division, Tour Fan Golf Collectibles, at major PGA Tour and PGA venues such as The PGA Championship and The Ryder Cup. From 2008 to 2011 Mr. Wagenhals was a managing member, partner, and President of Kinesis Industries, LLC. Kinesis was established to develop, manufacture, and distribute micro-generation renewable energy products for consumers worldwide. During 2011 through 2017 Mr. Wagenhals worked as a managing partner for Winners Companies, LLC., a commercial development company. Mr. Wagenhals graduated with a bachelor’s degree in communications from the University of Arizona in 1988 and played on the University’s golf team from 1985 through 1988.

Paul Kasowski, age 48, served as the Chief Compliance and Transformation Officer when he joined the Company in January 2024. As of the filing of this Amendment, Mr. Kasowski serves as our Chief Financial Officer. He brings extensive knowledge across finance, strategy, and transformation from his career leading value creation initiatives in both public and private companies. Prior to joining the Company, Mr. Kasowski held the role of SVP, Business Transformation for Kinder’s Seasonings & Sauces from 2022 to 2023 where he professionalized financial reporting and implemented margin improvement projects while building a winning culture for this high growth brand. He was CFO for Arizona Natural Resources, a privately owned manufacturer of premium beauty care products where he oversaw finance, accounting, IT, HR, planning, and sourcing from 2020 to 2021. Mr. Kasowski held the role of VP, Financial Planning & Analysis for Igloo Products Corp., a manufacturer of coolers and hydration products based in Katy, TX. From 2003 to 2019, he held progressing roles in finance, strategy and operations for Del Monte Foods and Ainsworth Pet Nutrition. He earned his M.S. in Supply Chain Management from Michigan State University, his MBA from Ohio University and his Bachelor of Science degree in Finance from Robert Morris University.

James “Jim” Mann, age 42, has been the Vice President of Operations for the Company since 2020. He is responsible for overseeing the entirety of the manufacturing operations including engineering, production, product development, site human resources, quality systems, and research and development. During that time, he has been integral in consolidating operations from three manufacturing sites to one as well as commissioning a new manufacturing plant and machinery. Prior to his role as the Vice President of Operations for the Company Jim was the General Manager of Jagemann Sporting Group for seven years, with P&L responsibility for the division and over 20 years of deep draw metals stamping experience. He also oversaw the engineering, quality systems, and research and development in the sporting group division.

Chris Larson, age 52, was a founder of the Company and served in several roles in his capacity as an employee from December 2016 until November 2022. Mr. Larson served as a consultant to the Company from November 2022 to February 2023. Prior to joining the Company, Mr. Larson founded and served as the CFO of Cash Systems, Inc from 1999 to 2005 and served on its board through 2006. Mr. Larson also served on the board of Western Capital Resources, Inc. during 2009. In 2006 Mr. Larson founded and served as president of National Cash & Credit. In April 2016, the SEC filed a civil enforcement action against Mr. Larson and four other individuals alleging various violations of the federal securities laws for conduct that was wholly unrelated to Mr. Larson’s employment at the Company. On June 1, 2020, without admitting or denying the allegations of the SEC’s complaint, Mr. Larson consented to the entry of a final judgment by the U.S. District Court for the District of Arizona (the “Final Judgment”) which, among other things, permanently enjoined him from future violations of Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The Final Judgment also barred Mr. Larson, for a period of five years, from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act or that is required to file reports pursuant to Section 15(d) of the Exchange Act. Separately, pursuant to Mr. Larson’s Offer of Settlement, on June 3, 2020, the SEC suspended Mr. Larson from appearing or practicing before the SEC as an accountant pursuant to Rule 102(e) of the SEC’s Rules of Practice. On or about July 28, 2021, the Minnesota Board of Accountancy revoked Mr. Larson's certified public accountant certificate.

Robert J. Goodmanson, age 69, was President of the Company from March 26, 2021 through December 31, 2022, in addition to his service as a director of the Company, Mr. Goodmanson has more than 30 years’ experience in the investment industry. Since 2018, he has served as a senior wealth management advisor at Tealwood Asset

Management, a fully Registered Investment Advisor in Minneapolis. He founded and was CEO of Maxwell Simon, Inc., a FINRA registered full-service Broker-Dealer and a licensed registered Investment Advisory firm. Maxwell Simon’s focus was on institutional fixed income, advisory, private and public equity transactions. Previously, Mr. Goodmanson held senior positions at Tucker Anthony and Robert W Baird where he was a Divisional Director. For three years he served on the FINRA Board of Governors for District 4 in Kansas City.

There were no agreements or understandings between our executive officers or any other person pursuant to which they were selected as an executive officer.

Board of Directors

The following table sets forth the name, age and position of the directors who served on our Board of Directors during the fiscal years ended March 31, 2022, 2023 and 2024.

Name	Age (as of March 2024)	Applicable Fiscal Years Served
Russell William Wallace, Jr.	67	2022, 2023, and 2024
Jessica M. Lockett (1)	38	2022, 2023, and 2024
Richard R. Childress	78	2022, 2023, and 2024
Steve F. Urvan	58	2022, 2023, and 2024
Christos Tsentas	37	2022, 2023, and 2024
Wayne Walker	65	2022, 2023, and 2024
Randy E. Luth	69	2022, 2023, and 2024
Harry S. Markley (2)	61	2022 and 2023
Jared R. Smith	46	2023 and 2024
Robert J. Goodmanson(3)	69	2022
Fred W. Wagenhals (4)	83	2022, 2023, and 2024
(1)
Ms. Lockett resigned as a member of the Board of Directors effective March 30, 2025.
(2)
Mr. Markley resigned as a member of the Board of Directors effective July 24, 2023.
(3)
Mr. Goodmanson resigned as a member of the Board of Directors effective December 31, 2022.
(4)
Mr. Wagenhals resigned from all positions at the Company effective April 4, 2025.

Below is a discussion of the business experience of and certain other biographical information with respect to each of our directors.

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

The Board of Directors determined that Mr. Wallace possesses attributes that qualify him to serve as a member of the Board, including his extensive experience in management, business operations, and growth of high-volume businesses including as the owner of auto dealerships and a NASCAR racing team.

Jessica M. Lockett served as a director of the Company from December 2020 to March 2025. Ms. Lockett is a corporate and securities law attorney with experience representing public and private companies at various stages of development with respect to matters of corporate governance, securities regulations (including Securities Act filings and Exchange Act reporting), mergers and acquisitions, financing, fundraising and other corporate transactions. Ms. Lockett earned her J.D., cum laude, from Thomas Jefferson School of Law in 2012 and received the CALI and Witkin Awards in Securities Regulations from Cal Western School of Law. Ms. Lockett graduated from the University of

Arizona with a Bachelor of Arts in Psychology. Ms. Lockett has been an attorney with Lockett + Horwitz, a professional law corporation, since 2016 and is an active member of the State Bar of California.

The Board of Directors determined that Ms. Lockett possessed attributes that qualified her to serve as a member of the Board, including her extensive experience in corporate and securities law with a focus on representing private and public companies at various stages of development.

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

The Board of Directors determined that Mr. Childress possesses attributes that qualify him to serve as a member of the Board, including his extensive experience building and leading high-performing businesses and teams and his deep knowledge of the firearms and ammunitions industry and relationships with important customers and other stakeholders through his experience as a member of the NRA’s Board of Directors.

Steve F. Urvan has been a director of the Company since April 2021. Mr. Urvan was employed by the Company from April 2021 through January 5, 2023 as the Chief Strategy Officer of GunBroker.com. Mr. Urvan is the Founder and has been the CEO of BitRail, a compliant payments infrastructure, since February 2018. Mr. Urvan founded GunBroker.com in 1999 and served as its CEO until the Company acquired it in April 2021. Mr. Urvan has spent over 20 years as an entrepreneur, advisor, and investor with a passion for building and growing companies across various industries, but always with a focus of technology as a core or enabler. Mr. Urvan remains active in other companies that he founded including Outdoors.com Digital Media, an outdoor lifestyle website, App Cohesion, an e-commerce technology platform, and Gemini Southern, a merchant bank.

The Board of Directors determined that Mr. Urvan possesses attributes that qualify him to serve as a member of the Board, including his extensive experience building and leading GunBroker.com and his deep knowledge of the firearms and ammunitions industry via that leadership.

Christos Tsentas has been a director of the Company since November 2022. Mr. Tsentas has served as a Partner of Albion River LLC, a private direct investment firm focusing on aerospace, defense and government-related opportunities since 2020. Earlier, he served as an investment banker at Kipps DeSanto & Co., an M&A advisory firm focused on the aerospace and defense markets, from 2009 to 2015. Mr. Tsentas serves on the board of directors of Magpul Industries Corporation, a designer and manufacturer of firearms accessories and outdoor lifestyle products. Mr. Tsentas holds a Bachelor of Science in Finance and Accounting from the University of Virginia and a Master of Business Administration from Columbia Business School.

The Board of Directors determined that Mr. Tsentas possesses attributes that qualify him to serve as a member of the Board, including his experience as an investment banker with a focus on the defense industry and as a board member of a designer and manufacturer of firearms accessories.

Wayne Walker has been a director of the Company since November 2022. Mr. Walker has more than 30 years of experience in corporate law, governance and corporate restructuring, including 15 years at the DuPont Company in the Securities and Bankruptcy Group, where he worked in the Corporate Secretary’s office and served as Senior Counsel. In 2003, Mr. Walker founded Walker Nell Partners, Inc., an international business consulting firm providing corporate governance and restructuring, fiduciary services, litigation support, and other services to client corporations and law firms, where he continues to serve as President. Earlier in his career, Mr. Walker served as Partner at Parente Beard LLC, an accounting firm, from 2001 to 2004 and as Senior Legal Counsel at E. I. du Pont de Nemours and Company from 1984 to 1998. He has served (i) on the board of directors of Wrap Technologies, Inc. (Nasdaq: “WRAP”), a global public safety technology and services company, since 2018 where he currently serves as chairman of the board and as a member of the board’s compensation committee, (ii) as chairman of the board of Petro Pharmaceuticals, Inc. (Nasdaq: “PTPI”), a men’s health company, since 2020, (iii) on the board of directors of AYRO, Inc. (Nasdaq: “AYRO”), a designer and producer of all-electric vehicles, since 2020 and (iv) on the board of directors of Pitcairn Trust Company, a national advisor to family offices, since 2018. He is the former Vice President of the Board of Education of the City of Philadelphia, Chairman of the Board of Trustees of National Philanthropic Trust, a public charity that holds over $20 billion of assets under management, and Chairman of the Board of Directors for Habitat for Humanity International, a global non-profit, non-governmental housing organization. Mr. Walker holds a B.A. from Loyola University New Orleans and a J.D. from the Columbus School of Law at the Catholic University of America. He also studied finance for non-financial managers at the University of Chicago’s Graduate School of Business.

The Board of Directors determined that Mr. Walker possesses attributes that qualify him to serve as a member of the Board, including his extensive public company board experience and his experience as an attorney for a large publicly traded company. The Board of Directors determined that Mr. Walker’s substantial knowledge and more than 30 years of experience in corporate governance, restructuring and corporate litigation enhances the Board’s corporate governance and related experience.

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

The Board of Directors determined that Mr. Luth possesses attributes that qualify him to serve as a member of the Board, including his extensive experience building and leading firearm and firearm components companies and his deep knowledge of the firearms and ammunitions industry via that leadership.

Harry S. Markley was a director of the Company from March 2018 to July 24, 2023. Mr. Markley served with the Phoenix Police Department for more than 30 years, most recently as Assistant Chief of the Patrol Division from 2013 through 2017 and Commander of the Family Investigations Bureau from 2002 to 2013. Since 2018, Mr. Markley has served as the Law Enforcement Senior Advisor for the United States of America Department of Commerce. The Board of Directors determined that Mr. Markley possessed attributes that qualified him to serve as a member of our Board, including his more than 30 years of experience in law enforcement, which was invaluable to our military and law enforcement divisions.

Jared R. Smith has been a director of the Company since July 2023. His business experience is discussed above in “Executive Officers.” The Board of Directors determined that Mr. Smith possesses attributes that qualify him to serve as a member of the Board, including his extensive business management experience and his knowledge of the firearms and ammunitions industry.

Fred W. Wagenhals was the Chairman of the Board of the Company from December 2016 to July 24, 2023, when he assumed the position of Executive Chairman. His business experience is discussed above in “Executive Officers.” The Board of Directors determined that Mr. Wagenhals possessed attributes that qualified him to serve as a member of the Board, including his extensive business management experience, his knowledge of the firearms and ammunitions industry, his track record of building diverse distribution channels and developing a disciplined branding and marketing strategy at Action Performance, Inc., and his contributions to our overall business development and strategic direction. Mr. Wagenhals resigned effective April 4, 2025.

Robert J. Goodmanson, was President of the Company from March 26, 2021 through December 31, 2022, in addition to his service as a director of the Company. His business experience is discussed above in “Executive Officers.” The Board of Directors determined that Mr. Goodmanson possessed attributes that qualified him to serve as a member of our Board, including his extensive business development, mergers and acquisitions and capital markets/investment banking experience within the financial services industry. As a director, he provided significant input into, and was actively involved in, leading our business activities and strategic planning efforts.

Family Relationships and Arrangements

The Company’s Executive Vice President and Secretary, Tod Wagenhals is the son of Fred Wagenhals, who served as our Executive Chairman, until April 4, 2025. Except for the foregoing, there are no family relationships between our directors and any of our executive officers.

On April 30, 2021 and in connection with the merger with Gemini, the Company entered into an Investor Rights Agreement with Mr. Urvan, pursuant to which the Company agreed to nominate Mr. Urvan to serve on the Board of Directors for a minimum of three years following the closing of the Merger on May 3, 2021.

On November 3, 2022, the Company entered into the Settlement Agreement with Mr. Urvan and Susan T. Lokey (collectively with each of their respective affiliates and associates, the “Urvan Group”). Pursuant to the Settlement Agreement, (i) the Urvan Group agreed to withdraw its notice of stockholder nomination of its seven director candidates and its demand to inspect books and records, pursuant to Section 220 of the General Corporation Law of the State of Delaware, and (ii) the Company agreed to increase the size of the Board of Directors from seven to nine directors and appoint Christos Tsentas and Wayne Walker (Mr. Tsentas and Mr. Walker, collectively with Mr. Urvan, the “Urvan Group Directors”) to the Board of Directors to serve as directors with terms expiring at the 2022 annual meeting of stockholders. Pursuant to the Settlement Agreement, the Company included the Urvan Group Directors in its director candidates slate for the 2022 Annual Meeting and in subsequent annual meetings of stockholders of the Company occurring prior to the termination date set forth in the Settlement Agreement.

Except as set forth above, there are no agreements or understandings between our directors or any other person pursuant to which they were selected as a director.

Company Policies

Code of Conduct

The Board of Directors has adopted Corporate Governance Guidelines, a Code of Conduct applicable to all of our employees and directors, and a Code of Ethics applicable to the CEO and senior financial officers, including our CFO and principal accounting officer.

Copies of our Corporate Governance Guidelines, Code of Conduct, Code of Ethics and Related Party Transactions Policy are available on our website at www.outdoorholding.com. We intend to disclose any amendments to our Code of Conduct and Code of Ethics or any waivers from a provision of our Code of Conduct or our Code of Ethics on our website at the foregoing internet address.

Clawback Policy

We have adopted a clawback policy in compliance with SEC and Nasdaq rules. In the event we are required to prepare an accounting restatement of our financial results as a result of a material noncompliance by us with any financial reporting requirement under the federal securities laws, we will have the right to recover from any current or former executive officers who received incentive compensation (whether cash or equity) from us during the three-year period preceding the date on which we were required to prepare the accounting restatement, any excess incentive compensation awarded as a result of the misstatement. This policy is administered by the Compensation Committee of the Board of Directors.

Insider Trading Policy

We have adopted a policy statement on insider information and insider trading (the “Insider Trading Policy”), which outlines the Company’s policies regarding the protection of material, non-public information, trading and tipping as well as the expected standards of conduct of the Company’s directors, officers and employees with respect to such matters. Specifically, our Insider Trading Policy governs transactions in our securities by our directors, officers and employees and their respective immediate family members and prohibits trading in the securities of the Company at any time that an individual possesses material, non-public information. Additionally, directors, officers and certain restricted employees (as defined in the Insider Trading Policy) may only trade during the trading window set forth in the Insider Trading Policy and must provide notice of the proposed transaction to the Company’s Chief Financial Officer. The Insider Trading Policy also covers trading in call or put options involving the Company’s securities and other derivative securities as well as “short sales” of the Company’s securities, and officers, directors and restricted employees may not engage in such transactions without the prior approval of the Company’s Chief Financial Officer. While the Company is not subject to the Insider Trading Policy, we do not trade in our securities when in possession of material non-public information other than pursuant to previously adopted Rule 10b5-1 trading plans.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. As of March 31, 2024, the Audit Committee consisted of Jessica M. Lockett, Russell W. Wallace Jr, and Christos Tsentas. Ms. Lockett was appointed to serve as Chair of the Board’s Audit Committee. The Board of Directors determined that each of Mr. Tsentas and Ms. Lockett, whose backgrounds are detailed in director biographies, qualified as “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K. Mr. Tsentas is independent as defined in the Nasdaq listing standards. The Company has determined that, as a result of certain transactions between the Company and Ms. Lockett, Ms. Lockett was not independent as defined in the Nasdaq listing standards.

Director Nominations by Security Holders

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since those procedures were described in our Definitive Proxy Statement on Schedule 14A filed with the SEC on November 29, 2023.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of the Company’s Common Stock to file with the SEC reports of holdings and changes in beneficial ownership of the Company’s securities. Based solely on a review of copies of the Forms 3, 4 and 5 furnished to us with respect to fiscal years 2024, 2023 and 2022, we believe that during fiscal years 2024, 2023 and 2022 all our directors and officers and beneficial owners of more than 10% of the Company’s Common Stock timely filed their required Forms 3, 4, or 5, other than: (i) Fred W. Wagenhals, who filed one late report relating to one transaction; (ii) Chris Larson, who did not file a Form 3 or any Form 4s during the fiscal years ended March 31, 2023 and 2022, as the Company did not properly identify Mr. Larson as an officer of the Company for purposes of Section 16(a) of the Exchange Act in such periods; (iii) Anthony Tate, who did not timely file a Form 3 or any Form 4s during the fiscal years ended March 31, 2024, 2023 and 2022, as the Company did not properly identify Mr. Tate as an officer of the Company in such periods for purposes of Section 16(a) of the Exchange Act; (iv) Tod Wagenhals, who did not timely file a Form 3 or any Form 4s during the fiscal years ended March 31, 2024 and 2023, as the Company did not properly identify Mr. T. Wagenhals as an officer of the Company in such periods for purposes of Section 16(a) of the Exchange Act; (v) Beth Cross, who did not timely file a Form 3 or any Form 4s during the fiscal years ended March 31, 2024 and 2023, as the Company did not properly identify Ms. Cross as an officer of the Company in such periods for purposes of Section 16(a) of the Exchange Act; (vi) James Mann, who did not timely file a Form 3 or any Form 4s during the fiscal year ended March 31, 2024, as the Company did not properly identify Mr. Mann as an officer of the Company in such period for purposes of Section 16(a) of the Exchange Act; and (vii) Paul Kasowski, who did not timely file a Form 3 or any Form 4s during the fiscal year ended March 31, 2024, as the Company did not properly identify Mr. Kasowski as an officer of the Company in such period for purposes of Section 16(a) of the Exchange Act. Ms. Cross and each of Messrs. Tate, T. Wagenhals, Mann and Kasowski filed a Form 3 in fiscal 2025.

ITEM 11. EXECUTIVE COMPENSATION

This Compensation Discussion and Analysis describes our executive compensation philosophy, policies and practices and details the compensation paid to the following executive officers, collectively referred to as our “named executive officers.” As noted below, the individuals who were named executive officers varied from year to year. To the extent we reference “named executive officers” with respect to a particular year, such reference is limited to only the persons identified as named executive officers for that year.

Fiscal Year 2024
Name	Title
Jared R. Smith	Chief Executive Officer(1)
Robert D. Wiley	Chief Financial Officer(2)
Fred W. Wagenhals	Executive Chairman(3)
Anthony Tate	Vice President of Sales(4)
Beth Cross	Chief Operating Officer, GunBroker
Tod Wagenhals	Executive Vice President, Secretary

Fiscal Year 2023
Name	Title
Fred W. Wagenhals	Chairman of the Board and Chief Executive Officer
Robert D. Wiley	Chief Financial Officer
Jared R. Smith	Chief Operating Officer(1)
Anthony Tate	Vice President of Sales
Chris Larson	Vice President of Finance
Tod Wagenhals	Executive Vice President, Secretary

Fiscal Year 2022
Name	Title
Fred W. Wagenhals	Chairman of the Board and Chief Executive Officer
Anthony Tate	Vice President of Sales
Chris Larson	Vice President of Finance
(1)
Mr. Smith was appointed as President and Chief Operating Officer on December 15, 2022. Mr. Smith served as President and Chief Operating Officer until July 24, 2023, when he was appointed Chief Executive Officer.
(2)
Mr. Wiley resigned as the Chief Financial Officer of the Company on September 19, 2024. Mr. Kasowski was appointed as Chief Financial Officer effective September 20, 2024.
(3)
Mr. Wagenhals served as Chief Executive Officer until July 24, 2023 when he transitioned to the role of Executive Chairman. Mr. Wagenhals resigned from all positions at the Company effective April 4, 2025.
(4)
Mr. Tate resigned as the Vice President of Sales of the Company on March 31, 2025.

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

Executive Compensation Philosophy and Objectives

Our executive compensation program is designed to attract, retain and reward executive officers in alignment with our business objectives and long-term stockholder interests. For fiscal 2024, fiscal 2023, and fiscal 2022, the material elements of our executive compensation program were base salary, cash bonuses, and equity-based compensation.

Compensation Program Objectives

We structure our executive compensation programs around three compensation elements: base salary; performance-based cash bonuses; and equity awards. We believe that the combination of these three elements allows the Company to attract, retain and reward executive officers in alignment with our business objectives and long-term stockholder interests. The discussion below describes the methodology the Compensation Committee used in determining why it believes each element of compensation is aligned with the interest of our stockholders. In determining the amounts to pay, the Compensation Committee considers each named executive officer’s performance of their responsibilities and duties as well as the compensation for similar positions at comparable companies.

Base Salary

Base salaries provide a level of fixed compensation sufficient to attract and retain a high-quality leadership team, when considered in combination with the other components of our executive compensation program. The Compensation Committee reviews base salaries annually to ensure they are in line with industry standards and each individual's experience.

For fiscal 2024, the base salaries for Messrs. Smith, Wiley, F. Wagenhals, Tate, T. Wagenhals, and Ms. Cross were set at $500,000, $325,000, $400,000, $250,000, $230,000 and $250,000 respectively.

For fiscal 2023, the base salaries for Messrs. F. Wagenhals, Wiley, Smith, Tate, T. Wagenhals and Larson were set at $475,000, $240,000, $475,000, $120,000, $230,000, and $390,000 respectively.

For fiscal 2022, the base salaries for Messrs. F. Wagenhals, Tate, and Larson were set at $240,000, $85,000, and $240,000, respectively. In January 2022, the base salary for Mr. F. Wagenhals was increased by $235,000 based on his individual performance and to align with the competitive market.

Cash Bonuses

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

On June 12, 2023, following a review of Mr. Wiley’s performance over the preceding three years the Board approved a $129,000 cash performance bonus for Mr. Wiley, which the Company paid to him on June 15, 2023. This amount represented 20% of Mr. Wiley’s aggregate base salary in the three years ended March 31, 2023, which was the maximum amount of any performance bonus for which he was eligible pursuant to his employment agreement.

Notwithstanding the terms of the employment agreements of our named executive officers, we paid discretionary cash bonuses to certain of our named executive officers from time to time in recognition of their contributions to the Company’s performance, the amounts of which are included in the “Bonus” column in the Summary Compensation Table.

Management by Objective Program

The Management by Objective Program (“MBO Program”), effective as of April 1, 2023, is designed to recognize employee performance in contributing to the Company’s fiscal objectives for the duration of the fiscal year. The employee collaborates with their supervisor at the beginning of each fiscal year to establish individual financial goals and specific targets aligned with their role to contribute towards the Company’s fiscal objectives. The bonus amount is tied to the results of their agreed-upon individual financial goals and specific targets of the employee during the fiscal year. The MBO Program bonus payout is not guaranteed; as it also depends on the collective performance of business units and the Company as a whole. The MBO Program is aligned with the aforementioned performance bonuses and is paid at the sole discretion of the Board and subject to the recommendation of the Compensation Committee. The targets for the 2024 fiscal year MBO Program were as follows:

•
Fiscal Year Company EBITDA Target (30%)
•
Fiscal Year EBITDA Division Target (30%)
•
Fiscal Year Personal Goals Target (40%)

Mr. Tate received a bonus of $62,000 under the MBO program for the 2024 fiscal year. Ms. Cross received a bonus of $62,000 under the MBO program for the 2024 fiscal year.

Equity Awards

We provide equity compensation to our named executive officers in order to further align their interests with those of our stockholders and to further focus our named executive officers on our long-term performance.

Awards of Common Stock

Pursuant to their employment agreements, Messrs. Smith, Wiley, F. Wagenhals, Tate, T. Wagenhals, and Ms. Cross are entitled to receive 133,333, 100,000, 180,000, 75,000, 100,000 and 750,000 shares of Common Stock, respectively, on an annual basis. Such shares are granted in equal installments following the end of each calendar quarter, with the exception of Messrs. Tate and T. Wagenhals whose shares are granted on an annual basis, subject to the named executive officer’s continued employment. The number of shares of Common Stock to be granted pursuant to the named executive officers’ employment agreements are not subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar event unless such adjustment is expressly agreed upon by the Company and the executive.

Notwithstanding the terms of the employment agreements of our named executive officers, we awarded shares of common stock to our certain of our named executive officers from time to time in recognition of their contributions to the Company’s performance, the amounts of which are included in the Grants of Plan-Based Awards Table.

Awards of Options to Purchase Common Stock

Pursuant to the terms of his employment agreement, Mr. Smith was granted stock options to purchase 400,000 shares of Common Stock, 100,000 of which vested immediately and 300,000 of which vest in equal quarterly installments of 25,000 over three years beginning in the quarter ended September 30, 2023. The Company believes the award of options aligns the interests of Mr. Smith with the long-term performance of the Company and its stockholders.

Stockholder Engagement

At our January 5, 2023 annual meeting of stockholders, approximately 88% of the votes cast were in favor of the proposal to approve, on an advisory basis, the compensation of our named executive officers. Based upon the results of such advisory vote and our review of our compensation policies and decisions, the Board and Compensation Committee believe that these policies and decisions are consistent with our compensation philosophy and objectives and align the interests of our named executive officers with the long-term goals of the Company. We value and continue to seek the feedback we receive from our stockholders in regard to our executive compensation practices.

Perquisites and Other Personal and Additional Benefits

The Company provides named executive officers with perquisites and other personal benefits that the Company believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. Attributed costs, if any, of the personal benefits for the named executive officers for the years ended March 31, 2024, 2023 and 2022 are included in the “All Other Compensation” column in the Summary Compensation Table.

We maintain broad-based benefits that are provided to all full-time employees, including medical, dental, group life insurance, accidental death and dismemberment insurance, long- and short-term disability insurance, and a tax-qualified 401(k) plan. The Company subsidizes 100% of some executive officers’ health insurance premiums,when required by contract, whereas only a portion of non-executive employees’ premiums are subsidized by the Company. Our 401(k) plan is intended to qualify as a tax-qualified plan under Internal Revenue Code Section 401 so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. All of our 401(k) plan participants are eligible for employer matching contributions equal to 100% of the participant’s elective deferral contributions up to 3% of the participant’s compensation. Our 401(k) plan also permits us to make discretionary contributions, and all of our contributions are subject to established limits and a vesting schedule. We do not maintain any defined benefit pension plans or any non-qualified deferred compensation plans.

For safety reasons and to ensure reliable ground transportation for personal travel as he advances in age, the Company provided Fred Wagenhals with a car allowance during the years ended March 31, 2022, 2023 and 2024.

The Company also provides meals or reimbursement of meal expenses for named executive officers, as well as certain other miscellaneous expenses described in the footnotes to the Summary Compensation Table.

From time to time, the Company reimburses named executive officers for expenses related to marketing and business development activities, such as hunting trips with customers and suppliers. During 2024, Mr. Smith and Mr. Tate participated in such activities for which the Company purchased related gear. There were no similar activities during 2023 or 2022..

Accounting and Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally disallows a tax deduction to public corporations for compensation of over $1,000,000 paid for any fiscal year to an individual who was a named executive officer. The Compensation Committee and the Board will continue to design compensation programs that are in the best long-term interests of the Company and our stockholders, with deductibility of compensation being one of a variety of considerations taken into account.

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

Respectfully submitted by the following members of the Compensation Committee:

•
Wayne Walker
•
Russell W. Wallace Jr.
•
Randy E. Luth

Summary Compensation Table

The following table sets forth the compensation of our named executive officers for the years ended March 31, 2024, 2023, and 2022. The individuals who were named executive officers varied from year to year. For each of the years ended March 31, 2024, 2023, and 2022, disclosure is provided only with respect to the individual who were named executive officers in the applicable year.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock awards ($)(2)	Option awards ($)(2)	All other compensation (3)		Total
Jared R. Smith (4)	2024	$494,215	$138,542	$1,060,973	$598,901	$33,943	(5)	$2,326,574
Chief Executive Officer	2023	$118,750	$118,750	$1,068,000	$-	$29,086	(6)	$1,334,586
Robert D. Wiley(7)	2024	$310,833	$129,000	$528,000	$-	$14,567	(8)	$982,400
CFO	2023	$240,000	$-	$-	$-	$15,084	(9)	$255,084
Fred W. Wagenhals (10)	2024	$898,270	$-	$1,589,600	$-	$606,309	(11)	$3,094,179
Chairman of the Board of Directors,	2023	$1,018,966	$-	$84,800	$-	$76,371	(12)	$1,180,137
Executive Chairman	2022	$747,424	$-	$3,530,800	$-	$81,216	(13)	$4,359,440
Anthony Tate	2024	$369,579	$-	$104,000	$-	$-		$473,579
Vice President of Sales & Marketing	2023	$1,281,381	$-	$-	$-	$-		$1,281,381
	2022	$1,841,782	$-	$-	$-	$-		$1,841,782
Beth Cross	2024	$250,000	$62,000	$-	$-	$25,979	(14)	$337,979
Chief Operating Officer, GunBroker
Tod Wagenhals	2024	$230,000	$-	$-	$-	$18,517	(15)	$248,517
Executive Vice President, Secretary	2023	$230,000	$-	$1,262,300	$-	$4,571	(16)	$1,496,871
Chris Larson (17)	2023	$1,337,187	$-	$151,000	$-	$26,803	(18)	$1,514,990
Vice President of Finance	2022	$698,465	$-	$1,920,500	$-	$25,615	(19)	$2,644,580
(1)
The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year. Salary includes cash commissions earned for sales during the applicable fiscal years.
(2)
The amounts in this column reflect the aggregate fair value of stock awards or options awards, as applicable, granted to our named executive officers during the applicable fiscal year, calculated in accordance with ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in this Amendment. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value received by our named executive officers.
(3)
The named executive officers participate in certain group life, health, hospitalization, and medical reimbursement plans, the costs of which are not disclosed in this column because such plans are available generally to salaried employees and do not discriminate in scope, terms, and operation.
(4)
Mr. Smith served as President and Chief Operating Officer from December 15, 2022 to July 24, 2023, and has served as Chief Executive Officer since July 24, 2023.
(5)
This amount consists of (i) $18,585 of aggregate incremental costs related to Company-paid health and medical insurance premiums for Mr. Smith and his family, (ii) $10,546 of marketing and business development expenses related to a hunting trip with customers and suppliers, (iii) $3,891 in Company contributions to a 401(k) plan for the benefit of Mr. Smith, and (iv) $921 of meal expenses.
(6)
This amount consists of (i) $24,458 for a relocation allowance and (ii) $4,628 of aggregate incremental costs related to Company-paid health and medical insurance premiums for Mr. Smith and his family.
(7)
Mr. Wiley served as the Company’s Chief Financial Officer during the fiscal years presented but resigned on September 19, 2024.
(8)
This amount consists of (i) $10,384 in Company contributions to a 401(k) plan for the benefit of Mr. Wiley, (ii) $3,262 of aggregate incremental costs related to Company-paid health and medical insurance premiums for Mr. Wiley, and (iii) $921 of meal expenses.

(9)
This amount consists of (i) $7,644 of aggregate incremental costs related to Company-paid health and medical insurance premiums for Mr. Wiley, (ii) $7,200 in Company contributions to a 401(k) plan for the benefit of Mr. Wiley, and (iii) $240 incremental cost to the Company for a life insurance policy for Mr. Wiley.
(10)
Mr. F. Wagenhals served as the Company’s Chief Executive Officer during fiscal years 2022 and 2023 and for a portion of fiscal year 2024. Mr. F. Wagenhals transitioned to the role of Executive Chairman on July 24, 2023. Mr. Wagenhals resigned from all positions at the Company effective April 4, 2025.
(11)
This amount consists of (i) a cash payment of $585,290, paid in connection with Mr. F. Wagenhals’s transition from Chief Executive Officer to Executive Chairman, which represented an amount equal to the performance bonus that would have been payable under his prior employment agreement, (ii) $8,010 for automobile lease payments and related automobile expenses, (iii) $8,483 of meal and entertainment expenses, (iv) $2,725 in aggregate incremental costs related to Company-paid health and medical insurance premiums for Mr. F. Wagenhals, (v) $1,363 in other health and medical related expenses, and (vi) $439 in miscellaneous personal expenses.
(12)
This amount consists of (i) $25,200 for automobile lease payments and related automobile expenses, (ii) $40,194 of meal and entertainment expenses, (iii) $2,403 in health and medical related expenses, and (iv) $8,574 in technology, office supply, office decoration and other miscellaneous personal expenses.
(13)
This amount consists of (i) $24,818 for automobile lease payments and related automobile expenses, (ii) $42,475 of meal expenses, (iii) $1,550 in aggregate incremental costs related to Company-paid health and medical insurance premiums for Mr. F. Wagenhals, (iv) $4,600 in other health and medical related expenses, and (v) $7,773 in entertainment, technology, office supply, office decoration and other miscellaneous personal expenses.
(14)
This amount consists of (i) $18,407 in aggregate incremental costs related to Company-paid health and medical insurance premiums for Ms. Cross and her family and (ii) $7,572 in Company contributions to a 401(k) plan for the benefit of Ms. Cross.
(15)
This amount consists of (i) $10,740 in aggregate incremental costs related to Company-paid health and medical insurance premiums for Mr. T. Wagenhals and his family, (ii) $4,647 in Company contributions to a 401(k) plan for the benefit of Mr. T. Wagenhals and (iii) $2,769 of meal expenses.
(16)
This amount consists of $4,571 in Company contributions to a 401(k) plan for the benefit of Mr. T. Wagenhals.
(17)
Mr. Larson served as the Company’s Vice President of Finance during fiscal 2022 and fiscal 2023. Mr. Larson separated as an employee of the Company effective November 4, 2022.
(18)
This amount consists of (i) $19,603 in aggregate incremental costs related to Company-paid health and medical insurance premiums for Mr. Larson and his family and (ii) $7,200 in Company contributions to a 401(k) plan for the benefit of Mr. Larson.
(19)
This amount consists of (i) $18,840 in aggregate incremental costs related to Company-paid health and medical insurance premiums for Mr. Larson and his family and (ii) $6,775 in Company contributions to a 401(k) plan for the benefit of Mr. Larson.

Grants of Plan-Based Awards

The following table presents information about each grant of an award made to a named executive officer during fiscal 2024 under any Company compensation plan.

Name	Grant date		All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($)	Grant date fair value of stock and option awards ($)(1)
Jared Smith	7/24/2023		17,391	-	$-	$36,173
	7/24/2023		400,000	-	$-	$832,000
	7/24/2023		-	400,000	$2.08	$598,901
	11/29/2023		40,000	-	$-	$84,400
	3/22/2024		40,000	-	$-	$108,400
Robert Wiley	6/1/2023		300,000	-	$-	$528,000
Fred W. Wagenhals	7/24/2023		180,000	-	$-	$374,400
	11/29/2023		40,000	-	$-	$84,400
	7/1/2023	(3)	180,000	-	$-	$383,400
	7/1/2023	(3)	300,000	-	$-	$639,000
	3/22/2024		40,000	-	$-	$108,400
Anthony Tate	7/24/2023		50,000	-	$-	$104,000
Tod Wagenhals (2)	-		-	-	$-	$-
Beth Cross (2)	-		-	-	$-	$-
(1)
The amounts in this column reflect the aggregate fair value of stock awards or option awards, as applicable, granted to each named executive officer during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in this Amendment. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their stock and stock option awards.
(2)
Mr. T. Wagenhals and Ms. Cross did not receive any grants during fiscal year 2024.
(3)
Mr. F. Wagenhals was granted 180,000 shares which was then superseded by an amended agreement. The amended agreement granted Mr. F. Wagenhals 300,000 shares.

The following table presents information about each grant of an award made to a named executive officer during fiscal 2023 under any Company compensation plan.

Name	Grant date	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($)	Grant date fair value of stock and option awards ($)(1)
Fred W Wagenhals	11/22/2022	40,000	-	$-	$84,800
Robert Wiley		-	-	$-	$-
Jared Smith	12/15/2022	600,000	-	$-	$1,068,000
Tod Wagenhals	7/1/2022	300,000	-	$-	$1,245,000
	1/1/2023	10,000	-	$-	$17,300
Chris Larson	11/3/2022	50,000	-	$-	$151,000
Anthony Tate(2)	-	-	-	$-	$-
(1)
The amounts in this column reflect the aggregate fair value of stock awards or option awards, as applicable, granted to each named executive officer during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in this Amendment. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their stock and stock option awards.
(2)
Mr. Tate did not receive any grants during fiscal year 2023.

The following table presents information about each grant of an award made to a named executive officer during fiscal 2022 under any Company compensation plan.

Name	Grant date	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($)	Grant date fair value of stock and option awards ($)(1)
Fred W Wagenhals	10/25/2021	40,000	-	$-	$260,800
	1/1/2022	600,000	-	$-	$3,270,000
Anthony Tate (2)		-	-	$-	$-
Chris Larson	4/1/2021	300,000	-	$-	$1,866,000
	1/1/2022	10,000	-	$-	$54,500
(1)
The amounts in this column reflect the aggregate fair value of stock awards or option awards, as applicable, granted to each named executive officer during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in this Amendment. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their stock and stock option awards.
(2)
Mr. Tate did not receive any grants during fiscal year 2022.

Potential Payments Upon Termination or Change-in-Control

As discussed below under “Employment Agreements,” our employment agreements with our named executive officers provide for payments in connection with such executive officers’ termination or resignation, including in connection with or following a change in control.

The following tables provide estimates of the payments to which each named executive officer would have been entitled under his or her employment agreement if his or her employment had been terminated under the specified circumstances as of March 31, 2024, 2023 or 2022 (to the extent that such individual was a named executive officer for the applicable year). These tables were prepared using the closing price of the Common Stock on Nasdaq on March 28, 2024 ($2.75), March 31, 2023 ($1.97) and March 31, 2022 ($4.80), as applicable, and the respective named executive officer’s salary then in effect. The amounts under the columns that reflect a change in control assume that a change in control occurred on March 31, 2024. 2023 or 2022, as applicable, and that the executive officer was terminated on such date.

Jared R. Smith

	Termination by the Company without cause or by executive with good reason (no change in control)	Termination by the Company without cause or by executive with good reason upon or within 12 months of a change in control	Termination upon executive’s death	Termination by the Company due to executive’s disability
As of March 31, 2024
Salary	$500,000	$500,000	$83,333	$83,333
Cash severance (lump sum)	$-	$-	$-	$-
Bonus	$-	$-	$625,000	$625,000
Value of accelerated unvested equity	$824,992	$824,992	$-	$-
Life insurance benefit	$-	$-	$-	$-
Insurance benefits continuation	$18,585	$-	$-	$-
Total	$1,343,577	$1,324,992	$708,333	$708,333
As of March 31, 2023
Salary	$475,000	$475,000	$79,166	$79,166
Cash severance (lump sum)	$-	$-	$-	$-
Bonus	$-	$-	$593,750	$593,750
Value of accelerated unvested equity	$1,061,500	$1,061,500	$-	$-
Life insurance benefit	$-	$-	$-	$-
Insurance benefits continuation	$18,000	$-	$-	$-
Total	$1,554,500	$1,536,500	$672,916	$672,916

Robert D. Wiley

	Termination by the Company without cause or by executive with good reason (no change in control)	Termination by the Company without cause or by executive with good reason upon or within 12 months of a change in control	Termination upon executive’s death	Termination by the Company due to executive’s disability
As of March 31, 2024
Salary	$325,000	$270,833	$81,250	$81,250
Cash severance (lump sum)	$-	$-	$-	$-
Bonus	$65,000	$54,167	$65,000	$65,000
Value of accelerated unvested equity	$550,000	$550,000	$550,000	$550,000
Life insurance benefit	$-	$-	$-	$-
Insurance benefits continuation	$3,262	$-	$-	$-
Total	$943,262	$875,000	$696,250	$696,250
As of March 31, 2023
Salary	$240,000	$200,000	$60,000	$60,000
Cash severance (lump sum)	$-	$-	$-	$-
Bonus	$48,000	$40,000	$48,000	$48,000
Value of accelerated unvested equity	$-	$-	$-	$-
Life insurance benefit	$-	$-	$-	$-
Insurance benefits continuation	$3,200	$-	$-	$-
Total	$291,200	$240,000	$108,000	$108,000

Fred W. Wagenhals

	Termination by the Company without cause or by executive with good reason (no change in control)	Termination by the Company without cause or by executive with good reason upon or within 12 months of a change in control	Termination upon executive’s death	Termination by the Company due to executive’s disability
As of March 31, 2024
Salary	$400,000	$400,000	$100,000	$100,000
Cash severance (lump sum)	$-	$-	$-	$-
Bonus	$500,000	$500,000	$500,000	$500,000
Value of accelerated unvested equity	$206,250	$206,250	$206,250	$206,250
Life insurance benefit	$-	$-	$-	$-
Insurance benefits continuation	$-	$-	$-	$-
Total	$1,106,250	$1,106,250	$806,250	$806,250
As of March 31, 2023
Salary	$475,000	$475,000	$118,750	$118,750
Cash severance (lump sum)	$-	$-	$-	$-
Bonus	$593,750	$593,750	$593,750	$593,750
Value of accelerated unvested equity	$675,500	$675,500	$675,500	$675,500
Life insurance benefit	$-	$-	$-	$-
Insurance benefits continuation	$-	$-	$-	$-
Total	$1,744,250	$1,744,250	$1,388,000	$1,388,000
As of March 31, 2022
Salary	$240,000	$240,000	$60,000	$60,000
Cash severance (lump sum)	$-	$-	$-	$-
Bonus	$300,000	$300,000	$300,000	$300,000
Value of accelerated unvested equity	$2,755,000	$2,755,000	$2,755,000	$2,755,000
Life insurance benefit	$-	$-	$-	$-
Total	$3,295,000	$3,295,000	$3,115,000	$3,115,000

Anthony Tate

	Termination by the Company without cause or by executive with good reason (no change in control)	Termination by the Company without cause or by executive with good reason upon or within 12 months of a change in control	Termination upon executive’s death	Termination by the Company due to executive’s disability
As of March 31, 2024
Salary	$125,000	$125,000	$20,833	$20,833
Cash severance (lump sum)	$-	$-	$-	$-
Bonus	$-	$-	$-	$-
Value of accelerated unvested equity	$-	$-	$-	$-
Life insurance benefit	$-	$-	$-	$-
Insurance benefits continuation	$-	$-	$-	$-
Total	$125,000	$125,000	$20,833	$20,833
As of March 31, 2023
Salary	$42,500	$42,500	$7,083	$7,083
Cash severance (lump sum)	$-	$-	$-	$-
Bonus	$-	$-	$-	$-
Value of accelerated unvested equity	$-	$-	$-	$-
Life insurance benefit	$-	$-	$-	$-
Insurance benefits continuation	$-	$-	$-	$-
Total	$42,500	$42,500	$7,083	$7,083
As of March 31, 2022
Salary	$42,500	$42,500	$7,083	$7,083
Cash severance (lump sum)	$-	$-	$-	$-
Bonus	$-	$-	$-	$-
Value of accelerated unvested equity	$237,500	$-	$-	$-
Life insurance benefit	$-	$-	$-	$-
Insurance benefits continuation	$-	$-	$-	$-
Total	$280,000	$42,500	$7,083	$7,083

Tod Wagenhals

	Termination by the Company without cause or by executive with good reason (no change in control)	Termination by the Company without cause or by executive with good reason upon or within 12 months of a change in control	Termination upon executive’s death	Termination by the Company due to executive’s disability
As of March 31, 2024
Salary	$115,000	$115,000	$19,167	$19,167
Cash severance (lump sum)	$-	$-	$-	$-
Bonus	$-	$-	$-	$-
Value of accelerated unvested equity	$275,000	$275,000	$-	$-
Life insurance benefit	$-	$-	$-	$-
Insurance benefits continuation	$-	$-	$-	$-
Total	$390,000	$390,000	$19,167	$19,167
As of March 31, 2023
Salary	$130,000	$130,000	$19,167	$19,167
Cash severance (lump sum)	$-	$-	$-	$-
Bonus	$-	$-	$-	$-
Value of accelerated unvested equity	$400,475	$400,475	$-	$-
Life insurance benefit	$-	$-	$-	$-
Insurance benefits continuation	$-	$-	$-	$-
Total	$530,475	$530,475	$19,167	$19,167

Beth Cross

	Termination by the Company without cause or by executive with good reason (no change in control)		Termination by the Company without cause or by executive with good reason upon or within 12 months of a change in control		Termination upon executive’s death		Termination by the Company due to executive’s disability
As of March 31, 2024
Salary	$20,833		$312,500		$20,833		$20,833
Cash severance (lump sum)	$-		$-		$-		$-
Bonus	$-		$62,000		$-		$-
Value of accelerated unvested equity	$-		$257,813		$-		$-
Life insurance benefit	$-		$-		$-		$-
Insurance benefits continuation	$-		$-		$-		$-
Total	$20,833	$-	$632,313	$-	$20,833	$-	$20,833

Chris Larson

	Termination by the Company without cause or by executive with good reason (no change in control)	Termination by the Company without cause or by executive with good reason upon or within 12 months of a change in control	Termination upon executive’s death	Termination by the Company due to executive’s disability
As of March 31, 2023
Salary	$-	$-	$-	$-
Cash severance (lump sum)	$-	$-	$-	$-
Bonus	$-	$-	$-	$-
Value of accelerated unvested equity	$-	$-	$-	$-
Life insurance benefit	$-	$-	$-	$-
Insurance benefits continuation	$-	$-	$-	$-
Total	$-	$-	$-	$-
As of March 31, 2022
Salary	$240,000	$240,000	$60,000	$60,000
Cash severance (lump sum)	$-	$-	$-	$-
Bonus	$-	$-	$-	$-
Value of accelerated unvested equity	$985,625	$985,625	$-	$-
Life insurance benefit	$-	$-	$-	$-
Insurance benefits continuation	$-	$-	$-	$-
Total	$1,225,625	$1,225,625	$60,000	$60,000

Employment Agreements

We have entered into employment agreements with each of our named executive officers, the material terms of which are set forth below.

Smith Employment Agreements

On December 15, 2022, the Company and Mr. Smith entered into an employment agreement, pursuant to which Mr. Smith served as our Chief Operating Officer. Mr. Smith’s employment agreement provided for (i) an annual base salary of $475,000, subject to annual increases of up to 6% as determined in the discretion of the Compensation Committee, (ii) an annual equity award of 200,000 restricted shares of Common Stock to be earned and vested quarterly for three years following December 15, 2022 and (iii) a 3% match on his 401(k) contributions after his first year of employment. The agreement also provided that Mr. Smith was eligible to receive a performance-based bonus as determined in the sole discretion of the Compensation Committee, with the bonus target being 100-125% of his annual base salary, and that for fiscal 2023, such bonus was guaranteed for the sum of the pro-rated portion of his annual base salary. The agreement also provided for a quarterly payment of 10,000 shares of Common Stock for Mr. Smith’s service on the Board.

On July 24, 2023, in connection with Mr. Smith’s appointment as CEO, the Company and Mr. Smith entered into an amended and restated employment agreement. The amended and restated employment agreement provides for an initial term of three years, with the Company having the right to extend the agreement for up to three additional one-year terms. Mr. Smith’s amended and restated employment agreement terminates automatically upon Mr. Smith’s death and may be terminated by either party with or without cause in accordance with state and federal law, or by the Company upon Mr. Smith’s disability, as defined in the amended and restated employment agreement. Mr. Smith’s amended and restated employment agreement provides for (i) an annual base salary of $500,000, subject to annual increases of up to 6% as determined in the discretion of the Board and subject to the recommendation of the Compensation Committee, (ii) 400,000 shares of Common Stock over the term of the agreement, vesting and issuable on a quarterly basis, and (iii) stock options to purchase 400,000 shares of Common Stock. Such options vest (i) 100,000 on July 24, 2023, and (ii) the remaining 300,000 vest in equal quarterly installments of 25,000 over three years beginning with the September 30, 2023 quarter, provided, in each case, that Mr. Smith remains in the continuous employ of the Company as of the end of each quarter. Mr. Smith is also eligible to earn an annual cash performance bonus in such amount, if any, as determined in the sole discretion of the Board and subject to the recommendation of the Compensation Committee, which bonus target is 100-125% of his annual salary.

Mr. Smith’s amended and restated employment agreement also includes confidentiality, non-competition, non-solicitation and non-disparagement provisions. For six months following the date of his termination, or 90 business days if Mr. Smith is terminated without cause upon a change in control (the “Restricted Period”), Mr. Smith is prohibited from, directly or indirectly, in any territory in which the Company operates, (i) engaging in, marketing, selling, or providing any products or services that are the same or similar to or otherwise competitive with the products and services sold or provided by the Company or (ii) owning, acquiring, or controlling any interest, financial or otherwise, in a third party or business or managing, participating in, consulting with, rendering services for or otherwise, any business, that in each case is engaged in selling or providing the same, similar or otherwise competitive services or products that the Company is selling or providing, other than ownership of 1% or less of the equity of a publicly traded company. Further, during the Restricted Period, Mr. Smith may not, directly or indirectly, (i) call on, solicit, or service, engage or contract with, or take any action that may interfere with, impair, subvert, disrupt, or alter the relationship, contractual or otherwise, between the Company and any current or prospective customer, supplier, distributor, agent, contractor, developer, service provider, licensor, licensee or other material business relation of the Company, (ii) divert or take away the business or patronage (with respect to products or services of the kind or type developed, produced, marketed, furnished, or sold by the Company) of any of the Company’s clients, customers, or accounts, or prospective clients, customers, or accounts, (iii) solicit, induce, recruit or encourage any employees or independent contractors of or consultants to the Company to terminate their relationship with the Company or take away or hire such employees, independent contractors or consultants, or (iv) attempt to do any of the foregoing.

Wiley Employment Agreement and Executive Separation Agreement

Effective January 29, 2021, the Company and Mr. Wiley entered into an employment agreement, pursuant to which Mr. Wiley served as our CFO. The agreement had an initial three-year term, which either party had the right to extend for up to three additional one-year terms. The agreement was extended for an additional year in January 2024. Mr. Smith’s original employment agreement provided for (i) an annual base salary of $165,000, subject to annual increases upon review of the Board and subject to the recommendation of the Compensation Committee, (iii) an annual equity award of 300,000 restricted shares of Common Stock over the term of the agreement to be earned and vested quarterly and (iii) an annual cash performance bonus of up to 20% of his base salary in the sole discretion of the Board and subject to the recommendation of the Compensation Committee. Mr. Wiley’s employment agreement also contained non-disparagement and confidentiality provisions. The employment agreement would have terminated automatically upon Mr. Wiley’s death and could have been terminated (i) by either the Company or Mr. Wiley upon 90 days written notice, (ii) by either party with or without cause in accordance with state and federal law, or (iii) by the Company upon Mr. Wiley’s disability, as defined in the employment agreement. Pursuant to subsequent amendments to Mr. Wiley’s original employment agreement, which were effective on each of January 29, 2021, September 1, 2021, and June 1, 2023, Mr. Wiley’s annual base salary was increased from $165,000 to $185,000, $240,000 and $325,000, respectively.

On September 19, 2024, the Company entered into an executive separation agreement with Mr. Wiley in connection with his resignation, which was effective September 20, 2024 and was upon request of the Board. As a result, Mr. Wiley’s amended and restated employment agreement terminated, except for certain customary surviving provisions. Pursuant to the separation agreement, Mr. Wiley is entitled to separation compensation of (i) $406,250 paid in equal bi-monthly installments over fifteen calendar months, (ii) 50,000 shares of Common Stock, (iii) a lump sum payment for accrued and unused vacation and paid time off, (iv) family health benefits under the Company’s employer sponsored plans until September 30, 2025 and (v) unreimbursed expenses. The executive separation agreement provides for a general liability release and standard restrictive covenants. Additionally, the executive separation agreement requires Mr. Wiley to provide cooperation and assistance to the Company to facilitate the transfer of duties to his successor. On October 21, 2024, Mr. Wiley executed an addendum to his executive separation agreement to clarify his protected rights to provide information, respond to subpoenas, file a charge or complaint, or participate in any investigation or proceeding that may be conducted by any government agency.

F. Wagenhals Employment Agreement

In October of 2016, the Company originally entered into an employment agreement with Mr. F. Wagenhals for his services as Chief Executive Officer of the Company, which was subsequently amended on each of April 1, 2020 and January 1, 2022.

Additionally, effective January 1, 2022, the Company entered into a new employment agreement with Mr. F. Wagenhals, which provided for (i) an increased base salary of $475,000, (ii) an annual equity award of 200,000 shares of Common Stock, to be granted in equal quarterly installments for three years following the effective date of the agreement, and (iii) a quarterly bonus equal to 0.25% of the Company’s gross sales. The employment agreement also entitled Mr. F. Wagenhals to severance benefits in the event he resigned for good reason other than upon or within 12 months following a change in control.

On July 24, 2023, in connection with Mr. F. Wagenhals’ appointment as Executive Chairman, the Company and Mr. F. Wagenhals entered into an amended and restated employment agreement. Mr. F. Wagenhals’ employment agreement provided for an initial term of 12 months, after which Mr. F. Wagenhals and the Company could jointly agree to extend for up to three additional one-year terms. The agreement would have terminated automatically upon Mr. F. Wagenhals’ death and could have been terminated by the Company upon Mr. F. Wagenhals’ disability, as defined in the employment agreement. Pursuant to his employment agreement, Mr. F. Wagenhals received, in connection with his transition from CEO to Executive Chairman, (i) cash payments of (A) $475,000 and (B) $585,290, the latter of which represents the performance bonus payable under his prior employment agreement, and (ii) 300,000 shares of Common Stock. The agreement also provided that Mr. F. Wagenhals would receive an annual base salary of $400,000 and 180,000 shares of Common Stock issued quarterly during the initial term of the agreement. Mr. F. Wagenhals was also eligible to receive a cash performance bonus in such amount, if any, as determined in the sole discretion of the Board based upon the recommendation of the Compensation Committee, from time to time, with the bonus target amount of 100-125% of his annual salary. Mr. F. Wagenhals’ employment agreement also contained confidentiality, non-competition, non-solicitation and non-disparagement provisions. Mr. F. Wagenhals’ non-competition Restricted Period was six months, which could be reduced to five business days if he was terminated for any reason upon a change in control.

On April 8, 2025, the Company entered into an executive separation agreement with Mr. F. Wagenhals in connection with his resignation, which was effective April 4, 2025 (the “Separation Date”). As a result, Mr. F. Wagenhals’s amended and restated employment agreement terminated, except for certain customary surviving provisions. Pursuant to the executive separation agreement, Mr. F. Wagenhals is, subject to his release of certain claims in favor of the Company (the “ADEA Release”), entitled to receive certain separation benefits, including: (i) payment of all compensation and benefits to which Mr. F. Wagenhals is legally entitled under through the Separation Date, (ii) a cash separation payment equal to $700,000 (the “Cash Severance Payment”), consisting of (a) a lump sum payment of $300,000 (an amount equal to nine months of Mr. F. Wagenhals’s annual base salary) and (b) an aggregate of $400,000 (an amount equal to 12 months of Mr. F. Wagenhals’s annual base salary) to be paid in substantially equal installments in accordance with the Company’s normal payroll practices, which Cash Severance Payment will commence on the Company’s first payroll date that occurs within a 15-day period following the Company’s receipt of the ADEA Release (the “ADEA Effective Date”), (iii) reimbursement for all reimbursable expenses due to Mr. F. Wagenhals under his employment agreement as of the Separation Date and (iv) a lump sum payment equal to the value of Mr. F. Wagenhals’s accrued and unused vacation and paid time off balance as of the Separation Date.

Tate Employment Agreement

On March 23, 2021, the Company and Mr. Tate entered into an employment agreement, pursuant to which Mr. Tate served as our Director of National Accounts, effective April 1, 2021. As of the date of this filing, the employment agreement has not been amended to reflect Mr. Tate’s promotion to Vice President of Sales in July 2022, which continues to be his current title. Mr. Tate’s employment agreement provides for an initial three-year term, with the Company having the right to extend the agreement for up to three additional one-year terms.The agreement terminates automatically upon Mr. Tate’s death, and may be terminated by either party with or without cause, or by the Company upon Mr. Tate’s disability, as defined in the employment agreement. Mr. Tate’s employment agreement provides that his annual base salary is $85,000 and that he is eligible for an annual increase in salary of up to 6% based upon performance. In January 2023, Mr. Tate’s annual base salary was increased to $250,000 based upon a verbal agreement with the Company to forgo sales commission in return for a higher base salary. In addition, Mr. Tate’s employment agreement provides that he is eligible to earn 175,000 shares of Common Stock over the initial term of the agreement, so long as he meets certain performance metrics with respect to revenues from his sales, payable as follows; (i) 50,000 at end of year one, (ii) 50,000 at end of year two, and (iii) 75,000 at end of year three. Mr. Tate’s employment agreement also provides that he is eligible for performance commissions equal to 1% to 1.5% of sales, however Mr. Tate subsequently agreed to forgo performance commissions in return for a higher base salary and participation in the Company’s MBO bonus program. Mr. Tate’s employment agreement contains confidentiality, non-competition, non-solicitation and non-disparagement provisions. Mr. Tate’s non-competition Restricted Period is two years and will not be reduced if he is terminated upon a change in control.

T. Wagenhals Employment Agreement

On July 1, 2022, the Company and Mr. T. Wagenhals entered into an employment agreement, pursuant to which Mr. T. Wagenhals serves as our Executive Vice President. Mr. T. Wagenhals’ employment agreement provides for an initial term ending on December 31, 2025, with the Company having the right to extend the agreement for up to three additional one-year terms. The agreement terminates automatically upon Mr. T. Wagenhals’ death, and may be terminated by either party with or without cause, or by the Company upon Mr. Wagenhals’ disability, as defined in the employment agreement. Mr. T. Wagenhals’s employment agreement provides for an (i) annual base salary is $230,000, subject to annual increases of up to 6% in the sole discretion of the Chief Executive Officer and (ii) 100,000 shares of Common Stock per year during the initial term of the agreement, for a total of 300,000 shares. Mr. T. Wagenhals’ employment agreement also contains confidentiality, non-competition, non-solicitation and non-disparagement provisions. Mr. T. Wagenhals’ non-competition Restricted Period is one year and will not be reduced if he is terminated upon a change in control.

Cross Employment Agreement

On June 27, 2022, the Company and its wholly owned subsidiary, SpeedLight Group I, LLC, entered into an employment agreement with Beth Cross, pursuant to which Ms. Cross serves as Chief Operating Officer of our indirect wholly owned subsidiary Outdoors Online, LLC, through which we operate our GunBroker.com website. Ms. Cross’ employment agreement provides for an initial term of three years, with the Company having the right to extend the agreement for up to three additional one-year terms. Ms. Cross’ employment agreement provides that she will receive an annual base salary of $185,000 during the first year of the initial term of the agreement, $195,000 during the second year of the initial term of the agreement, and $205,000 during the third year of the initial term of the agreement, subject to annual increases of up to 6% in the sole discretion of the Chief Executive Officer. In April 2023, Ms. Cross’ annual base salary was increased to $250,000 based upon a verbal agreement with the Company due to performance results. The agreement also provides that Ms. Cross is entitled to an aggregate of 225,000 shares of Common Stock over the initial term of the agreement, issuable on a quarterly basis as long as Ms. Cross meets certain performance metrics. Ms. Cross is also eligible to receive cash performance-based bonuses as determined in the sole discretion of the Chief Executive Officer from time to time. Ms. Cross’ employment agreement also contains confidentiality, non-competition, non-solicitation and non-disparagement provisions.

Larson Employment Agreement

On May 1, 2021, the Company and Mr. Larson entered into an employment agreement. The agreement had an initial three-year term, which either party had the right to extend for up to three additional one-year terms. The agreement would have terminated automatically upon Mr. Larson’s death, and could have been terminated (i) by either the Company or Mr. Larson upon 90 days written notice, (ii) by either party with or without cause in accordance with state and federal law, or (iii) by the Company upon Mr. Larson’s disability, as defined in the employment agreement. Mr. Larson’s employment agreement provided for (i) a base salary of $240,000 per year, (ii) an annual equity award of 100,000 restricted shares of Common Stock during the initial three years of the term of the agreement and (iii) a quarterly bonus equal to 0.25% of the Company’s gross sales. Mr. Larson’s employment agreement also contained confidentiality provisions.

In the event that the Company terminated Mr. Larson’s employment without cause, then, subject to his compliance with all surviving provisions of any confidentiality agreement that he may have signed, he would have received (i) salary, bonus and insurance benefits for a period of 12 months from the effective date of termination, and (ii) 100% of his remaining unissued equity compensation, all of which would have become vested and issuable on the date of his termination.

In the event that the Company terminated Mr. Larson’s continuous status as an employee without cause or Mr. Larson had terminated his employment with the Company for good reason, in either case upon or within 12 months after a change in control, as defined in the employment agreement, then, subject to his execution of a standard release of claims in favor of the Company or its successor, Mr. Larson would have received (i) salary for a period of

12 months, (ii) 100% of his remaining unissued and/or unvested equity compensation, and (iii) his performance bonus for the duration of the term of his employment agreement.

In the event that the Company terminated Mr. Larson’s employment as a result of his or her death or disability, Mr. Larson or his estate, as applicable, would have received (i) all of his unpaid salary through the date of death/disability and a severance benefit of three months’ pay, (ii) all reimbursable expenses and benefits owed to him through the date of death/disability together with any benefits payable under any life insurance program in which he is a participant, if applicable, (iii) the unvested and unissued portion of any equity compensation and (iv) any pro-rata share of a bonus to which he was entitled, payable at the end of the applicable fiscal year.

On November 4, 2022, Mr. Larson resigned as an employee of the Company. In connection with his resignation, also on November 4, 2022, Mr. Larson and the Company entered into an independent contractor agreement, pursuant to which Mr. Larson provided services to the Company for a period of six months. During the period of the independent contractor agreement, Mr. Larson assisted with services relating to leveraging the Company’s online operations with regards to the carting and processing of ACH and associated credit card processing transactions. In consideration of these services, Mr. Larson received a salary of $7,500 per pay period, and a quarterly equity award of 25,000 shares of Common Stock earned on a daily pro-rata basis from the date of execution of the independent contractor agreement. Pursuant to the independent contractor agreement, Mr. Larson was eligible for family health benefits under the Company’s employer-sponsored plans. The independent contractor agreement also contained confidentiality, non-disclosure and non-disparagement provisions. In the event the Company terminated the independent contractor agreement with Mr. Larson without cause or as a result of death or disability, or if Mr. Larson terminated the agreement for good reason, Mr. Larson would have received any approved reimbursable business expenses incurred as of the date of termination, maintenance of health benefits and payment of all contract benefits provided for in the agreement. In the event the Company terminated the independent contractor agreement with Mr. Larson with cause, Mr. Larson would have been entitled to receive the approved business expense reimbursement and payment of salary earned through the date of termination.

Termination Provisions

In the event that the Company terminates Mr. Smith’s, employment without cause, or Mr. Smith terminates his employment for good reason, then, subject to his compliance with all surviving provisions of any confidentiality agreement that he may have signed and his execution,, of a standard release of claims and a standard separation agreement, in favor of the Company or its successor, he will receive (i) salary and insurance benefits for a period of 12 months from the effective date of termination, and (ii) 100% of his remaining unissued equity compensation, all of which shall become vested and issuable on the date of his termination.

If the Company terminates Mr. Tate’s employment without cause, then he is entitled to (i) salary and insurance benefits for six months from the effective date of his termination and (ii) commissions that he earned through the date of his termination, subject to his compliance with all surviving provisions of any confidentiality agreement that he may have signed.

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

In the event that the Company terminates the continuous status of Messrs. Smith, Tate and T. Wagenhals and Ms. Cross as an employee without cause or such individuals terminate their employment with the Company for good reason, in either case upon or within 12 months after a change in control, as defined in each respective employment agreement, then, subject to their execution of a standard release of claims and, in the case of Mr. Smith, a standard separation agreement, in favor of the Company or its successor the executive will receive (i) salary for a period of 12 months, in the case of Mr. Smith, for a period of six months, in the case of Messrs. Tate and T. Wagenhals, and for the duration of the employment agreement’s term, in the case of Ms. Cross, (ii) 100% of their remaining unissued and/or unvested equity compensation, (iii) their performance bonus through the date of termination, if applicable, in the case of Messrs. Smith and Tate, or for the duration of the term of their employment agreement, in the case of Ms.

Cross, (iv) with respect to Mr. Tate pro-rata commissions earned through the date of termination, and (v) in the case of Mr. Smith and Ms. Cross, release from the non-competition restrictions set forth in each respective employment agreement.

In the event of the termination of employment of Messrs. Smith, Tate, T. Wagenhals or Ms. Cross as a result of his or her death or disability, the executive or his/her estate, as applicable, will receive (i) all of his/her unpaid salary through the date of death/disability and a severance benefit of two months’ pay in the case of Mr. Smith and one months’ pay in the case of Messrs. Tate and T. Wagenhals and Ms. Cross, (ii) all reimbursable expenses and benefits owed to him/her through the date of death/disability together with any benefits payable under any life insurance program in which the executive is a participant, if applicable, (iii) in the case of death any pro-rata share of a bonus or, with respect to Messrs. Smith, Tate and T. Wagenhals and Ms. Cross, commissions or bonuses to which he or she was entitled, payable at the end of the applicable fiscal year.

In the event of retirement of a named executive officer, the executives are not entitled to any additional benefits unless otherwise agreed.

Outstanding Equity Awards at Fiscal Year-end

The following table discloses information about unexercised options and unvested stock and equity incentive plan awards outstanding with respect to our named executive officers at March 31, 2024.

	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#)	(#)	(#)			(#)		(#)
	exercisable	unexercisable
Jared R. Smith	-	225,000	225,000	$2.08	7/24/2034	-	$-	299,997	$824,992
Robert D. Wiley	-	-	-	$-		-	$-	200,000	$550,000
Fred W. Wagenhals	-	-	-	$-		-	$-	75,000	$206,250
Anthony Tate	-	-	-	$-		-	$-	-	$-
Tod Wagenhals	-	-	-	$-		-	$-	100,000	$275,000
Beth Cross	-	-	-	$-		-	$-	93,750	$257,813

The following table discloses information about unexercised options and unvested stock and equity incentive plan awards outstanding with respect to our named executive officers at March 31, 2023.

	Stock Awards
	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#)	($)	(#)	($)

Jared R. Smith	-	$-	550,000	$1,061,500
Robert D. Wiley	-	$-	-	$-
Fred W. Wagenhals	-	$-	350,000	$675,500
Tod Wagenhals	-	$-	207,500	$400,475
Chris Larson	-	$-	9,167	$17,692
Anthony Tate	-	$-		$-

The following table discloses information about unexercised options and unvested stock and equity incentive plan awards outstanding with respect to our named executive officers at March 31, 2022.

	Stock Awards
	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#)	($)	(#)	($)

Fred W. Wagenhals	-	$-	580,000	$2,755,000
Robert D. Wiley	-	$-	150,000	$712,500
Anthony Tate	-	$-	50,000	$237,500
Chris Larson	-	$-	207,500	$985,625

Option Exercises and Stock Vested

The following table presents information regarding the named executive officers’ restricted stock vesting during fiscal 2024, 2023, and 2022:

	Stock Awards
	For the year ended March 31,
	2024		2023		2022
	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Jared R. Smith	140,435	$807,949	50,000	$89,000
Robert D. Wiley	100,000	$176,000	100,000	$525,000
Fred W. Wagenhals	525,000	$1,277,000	230,000	$1,306,800	127,500	$481,000
Anthony Tate	50,000	$104,000	50,000	$322,000	-	$-
Tod Wagenhals	102,500	$419,325	85,000	$460,199
Beth Cross	75,000	$311,250
Chris Larson			248,333	$1,408,192	110,000	$660,375

(1)
The value realized on vesting is based on the closing market price of our common stock on the applicable vesting date.

There were no option exercises during fiscal 2024, 2023, or 2022.

CEO Pay Ratio

The following table presents the median of the annual total compensation of all our employees (other than our CEO), the annual total compensation of our CEO and the ratio between the two. Both Mr. Smith and Mr. F Wagenhals served as CEO during fiscal year ended March 31, 2024. Mr. F. Wagenhals was our CEO in the fiscal years ended March 31, 2023 and 2022. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K promulgated by the SEC.

Fiscal year 2024
CEO 1 Compensation	$2,326,574
CEO 2 Compensation	$3,096,045
Median employee annual total compensation	$43,968
Ratio of CEO 1 to median employee annual total compensation	53:1
Ratio of CEO 2 to median employee annual total compensation	70:1
Fiscal year 2023
CEO Compensation	$1,180,137
Median employee annual total compensation	$41,770
Ratio of CEO to median employee annual total compensation	28:1
Fiscal year 2022
CEO Compensation	$4,359,440
Median employee annual total compensation	$32,101
Ratio of CEO to median employee annual total compensation	136:1

In identifying our median employee, we chose March 31, 2024, 2023, and 2022, respectively, which is the last day of our completed fiscal years, as the determination date. All of our employees are based in the United States and all 516 were considered for identifying the median employee, which we determined by applying a consistently applied compensation measure across our employee population. For our consistently applied compensation measure, we used annual base salary, as it represents the primary compensation component paid to all of our employees. As a result, annual base salary provides an accurate depiction of total earnings for identifying our median employee. In determining the annual total compensation of the median employee, we calculated such employee’s compensation using the same methodology we use for our named executive officers as set forth in the summary compensation table. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column for each fiscal year in the summary compensation table.

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

Director Compensation

The following table sets forth, for the year ended March 31, 2024, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our directors, who are not officers and who served during the year ended March 31, 2024. In the year ended March 31, 2024, we made an annual grant to each director of 40,000 shares of Common Stock. Ms. Lockett received a director fee of $4,000 per month in addition to the annual Common Stock grant.

Name and Principal Position	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)(3)	Option awards ($)	Total ($)
Russell William Wallace Jr.	$-	$84,700	$-	$84,700
Jessica M. Lockett	$48,000	$84,700	$-	$132,700
Richard R. Childress	$-	$84,700	$-	$84,700
Steve Urvan	$-	$84,700	$-	$84,700
Wayne Walker	$-	$122,410	$-	$122,410
Christos Tsentas	$-	$122,410	$-	$122,410
Randy E. Luth	$-	$76,937	$-	$76,937
Harry S. Markley (4)	$-	$26,730	$-	$26,730
(1)
The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(2)
The amounts in this column reflect the aggregate fair value of the stock awards granted to our directors during the fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718, Compensation, Stock Compensation. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by the directors from their stock awards. None of our directors held any unvested stock awards or option awards as of March 31, 2024.
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
(4)
Mr. Markley resigned as a member of the Board effective July 24, 2023 prior to any new awards being granted.

The following table sets forth, for the year ended March 31, 2023, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our directors, who are not officers and who served during the year ended March 31, 2023. In the year ended March 31, 2023, we made an annual grant to each director of 40,000 shares of Common Stock. Ms. Lockett received a director fee of $4,000 per month in addition to the annual Common Stock grant.

Name and Principal Position	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Option awards ($)	All other Compensation (3)	Total ($)
Russell William Wallace Jr.	$-	$216,800	$-	$-	$216,800
Jessica M. Lockett	$48,000	$216,800	$-	$-	$264,800
Richard R. Childress	$-	$216,800	$-	$-	$216,800
Steve Urvan (3)	$183,692	$216,800	$-	$15,561	$416,053
Wayne Walker (4)	$-	$30,200	$-	$-	$30,200
Christos Tsentas (4)	$-	$30,200	$-	$-	$30,200
Randy E. Luth (5)	$-	$18,579	$-	$-	$18,579
Harry S. Markley	$-	$216,800	$-	$-	$216,800
(1)
The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(2)
We make an annual grant to each director of 40,000 shares of our Common Stock. The amounts in this column reflect the aggregate grant date fair value of options awards granted to our directors during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Original Form 10-K for year ended March 31, 2023. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our directors from their stock awards. None of our directors held any unvested stock awards or option awards as of March 31, 2023.
(3)
Mr. Urvan was employed by the Company from April 2021 through January 5, 2023 as the Chief Strategy Officer of GunBroker.com. Mr. Urvan is not a named executive officer, and therefore, is included in the Director Compensation Table. The amounts reported in the columns “Fees Earned or Paid In Cash” and “All other compensation” are related to his compensation as an employee of the Company for the fiscal year ended March 31, 2023. The amounts reported in “All other compensation” represent $5,511 for 401(k) matching contributions, a $9,730 aggregate incremental cost to the Company of the health and medical insurance premiums for Mr. Urvan and his family and a $320 incremental cost to the Company of a life insurance policy for Mr. Urvan.
(4)
Mr. Walker and Mr. Tsentas were each appointed as members of the Board of Directors on November 3, 2022.
(5)
Mr. Luth was appointed as a member of the Board of Directors on January 5, 2023.

The following table sets forth, for the year ended March 31, 2022, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our directors, who are not officers and who served during the year ended March 31, 2022. We make an annual grant to each director of 40,000 shares of Common Stock. Ms. Lockett receives a director fee of $4,000 per month in addition to the annual Common Stock grant.

Name and Principal Position	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Option awards ($)	Total ($)
Russell William Wallace Jr.	$-	$139,600	$-	$139,600
Jessica M. Lockett	$48,000	$160,600	$-	$208,600
Richard R. Childress	$-	$277,300	$-	$277,300
Steve Urvan (3)	$240,000	$213,000	$-	$453,000
Harry S. Markley	$-	$139,600	$-	$139,600
(1)
The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(2)
We make quarterly grants to each director of 10,000 fully vested shares of our Common Stock. The amounts in this column reflect the aggregate grant date fair value of the shares of Common Stock granted to our directors during the fiscal year, calculated in accordance with FASB ASC Topic 718—Stock Compensation. None of our directors held any unvested stock awards or option awards as of March 31, 2022.
(3)
Mr. Urvan was appointed as a member of the Board of Directors on April 30, 2021. Mr. Urvan is not a named executive officer, and therefore, is included in the Director Compensation Table. However, from April 2021 until January 2023, Mr. Urvan was an employee of the Company, and as a result, the compensation listed here.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our Common Stock for:

•
each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our voting securities;
•
each director who served during the fiscal years ended March 31, 2022, 2023 and 2024;
•
each named executive officer who served during the fiscal years ended March 31, 2022, 2023 and 2024; and
•
all of our directors and current executive officers as of May 20 ,2025, as a group.

The table below includes information with respect to former directors and executive officers who, as of the filing of this Amendment, no longer serve the Company in any capacity. See Item 10, “Directors, Executive Officers and Corporate Governance,” for additional information. Beneficial ownership information for former directors and executive officers is based on information known by us or ascertainable from public filings, to the extent available.

We have determined beneficial ownership in accordance with the rules of the SEC. Under such rules, an individual or entity is generally deemed to beneficially own any shares as to which the individual or entity has sole or shared voting or investment power, including any shares that the individual or entity has the right to acquire within 60 days of May 20 ,2025 through the exercise of any stock options or upon the exercise of other rights. Except as indicated in the footnotes below, we believe, based on the information furnished or available to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to community property laws where applicable.

Applicable percentage ownership is based on 119,359,510 shares of Common Stock outstanding at May 20 ,2025, which includes unvested shares of restricted stock.

Name of Beneficial Owner(1)	Number	%

5% Stockholders
Kanen Wealth Management LLC(2) 6810 Lyons Technology Circle, Suite 160 Coconut Creek, Florida 33073	7,391,400	6.2%

BlackRock, Inc.(3) 50 Hudson Yards New York, NY 10001	6,385,721	5.4%

Steve F. Urvan(4) 7491 N Federal Highway STE C5 PMB 379 Boca Raton, FL 33487	17,312,857	14.6%
Directors
Richard R. Childress	347,500	*
Robert J. Goodmanson(5)	277,116	*
Jessica M. Lockett	190,000	*
Randy E. Luth	573,555	*
Harry S. Markley(6)	172,108	*
Christos Tsentas	116,413	*
Steve F. Urvan(4)	17,312,857	14.6%
Wayne Walker	116,413	*
Russell William Wallace, Jr.	620,000	*
Named Executive Officers
Jared R. Smith(7)	1,031,117	*
Fred W. Wagenhals(8)	7,332,713	6.2%
Beth Cross	84,869	*
Anthony Tate	456,355	*
Robert D. Wiley(9)	320,777	*
Tod Wagenhals	558,418	*
Chris Larson(10)	(10)	(10)
All directors and officers as a group (11 persons)(11)	21,192,448	17.8%

* Less than 1% of Common Stock outstanding.

(1)
Except as otherwise indicated, the address of each beneficial owner listed is c/o Outdoor Holding Company, 7681 East Gray Road, Scottsdale, Arizona 85260.
(2)
Amount reported is based on the Schedule 13G filed with the SEC on May 16, 2025 by Kanen Wealth Management LLC (“KWM”) on its own behalf and on behalf of certain affiliates. The filing reports that KWM is the beneficial owner of and has shared dispositive power with respect to 7,391,400 shares of Common Stock and has shared voting power with respect to 7,391,400 shares of Common Stock.
(3)
Amount reported is based on the Schedule 13G filed with the SEC on November 8, 2024 by BlackRock, Inc. (“BlackRock”). The filing reports that BlackRock is the beneficial owner of and has sole dispositive power with respect to 6,385,721 shares of Common Stock and has sole voting power with respect to 6,291,564 shares of Common Stock.
(4)
Includes 17,242,857 shares of common stock held by Balentine, LLC that may be deemed to be beneficially owned by Mr. Urvan.
(5)
Based on the information contained in the Form 4 filed with the SEC on January 19, 2023.

(6)
Based on the information contained in the Form 4 filed with the SEC on August 1, 2023.
(7)
Includes the vested or deemed vested portion of 400,000 shares of common stock underlying a stock option granted on July 24, 2023, of which shares 400,000 shares have vested and are exercisable within 60 days of May 20, 2025.
(8)
Includes 7,021,700 shares of common stock held by the Fred W. Wagenhals Trust that may be deemed to be beneficially owned by Mr. Wagenhals.
(9)
Based on the information contained in the Form 4 filed with the SEC on October 11, 2024.
(10)
As discussed elsewhere in this Amendment, Mr. Larson was a named executive officer for the fiscal years ended March 31, 2023 and 2022, but never made any filings pursuant to Section 16(a) of the Exchange Act. Mr. Larson’s service to the Company ceased during fiscal year 2023. The Company is unable to provide historical or current beneficial ownership information for Mr. Larson due to a lack of reliable information. See Item 11 “Executive Compensation – Grants of Plan-Based Awards” for information regarding equity awards granted to Mr. Larson.
(11)
Includes 610,417 shares of common stock acquirable within 60 days of May 20, 2025.

Change-in-Control

There are no arrangements currently in effect, the operation of which may at a subsequent date result in a change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of March 31, 2022 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	-	$-	2,492,804

Total	-	$-	2,492,804

The following table sets forth information as of March 31, 2023 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	-	$-	1,946,929

Total	-	$-	1,946,929

The following table sets forth information as of March 31, 2024 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	400,000	$2.08	2,791,492

Total	400,000	$2.08	2,791,492

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Review and Approval of Related Party Transactions

We have adopted a formal written policy for the review, approval and ratification of transactions with related parties. Our Related Party Transactions Policy, which was adopted on June 6, 2024, provides guidance for addressing actual or potential conflicts of interest, including those that may arise from transactions and relationships between us and our executive officers or directors. The policy covers transactions between the Company and our executive officers, directors, director nominees, 5% stockholders and any person who is an immediate family member of any of the foregoing persons. The policy generally applies to any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (i) the

Company was or is to be a participant, (ii) the amount of which exceeds the lesser of (x) $120,000 in the aggregate or (y) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years and (iii) the related party had, or will have, a direct or indirect material interest.

The Audit Committee, as matter of appropriate corporate governance, reviews and approves all such transactions, to the extent required by applicable rules and regulations. Generally, management presents to the Board of Directors for approval at the next regularly scheduled Board meeting any related party transactions proposed to be entered into by us. The Audit Committee may approve the transaction if it is deemed to be in the best interests of the Company. In determining whether to approve or ratify a transaction, the Audit Committee takes into account, among other factors it deems appropriate, (i) the relevant facts and circumstances of the transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes the Company’s Code of Business Ethics and Conduct Policy or other policies, (iv) whether the relationship underlying the transaction is believed to be in the best interests of the Company and its stockholders and (v) if such related party is a director or his or her immediate family member, the effect that the transaction may have on the director’s status as an independent member of the Board of Directors and eligibility to serve on committees of the Board of Directors pursuant to SEC rules and applicable stock exchange listing standards.

Transactions with Related Parties

As discussed in the Explanatory Note, this Amendment includes restated consolidated financial statements and related disclosures for the fiscal years ended March 31, 2024, 2023 and 2022. We were a “smaller reporting company” for the fiscal year ended March 31, 2022. Pursuant to Item 404(a) and the instructions to Item 404(d) of Regulation S-K, the following is a description of each transaction since April 1, 2020 and each currently proposed transaction in which:

•
we have been or are to be a participant;
•
the amount involved exceeds $120,000 (or, in the case of transactions during fiscal years 2021 and 2022, the lesser of $120,000 or 1% of the average of our total assets at March 31, 2021 and 2022); and
•
any related person had or will have a direct or indirect material interest.

Prior to the Company’s adoption of the Related Party Transactions Policy in June 2024, the Company did not have a formal written policy for the review, approval and ratification of transactions with related parties. Rather, certain material related party transactions were presented to the Board of Directors for review and approval. Therefore, the transactions described below were not approved in the manner set forth in the Related Party Transactions Policy now in effect.

Transactions Involving Fred Wagenhals

In December 2019, the Company issued a promissory note with a principal amount of $90,000 to Fred Wagenhals, the Company’s Chief Executive Officer and Chairman of the Board of Directors at the time. The promissory note had an original maturity date of June 12, 2020, and bore interest at the applicable LIBOR rate. The promissory note was subsequently amended to extend the maturity date to September 18, 2020. The amended note bore interest at 1.25% per month. During the fiscal year ended March 31, 2021, the Company borrowed an additional $97,000 under the amended promissory note. The Company made payments of $156,536 for principal and accrued interest and recognized $13,689 of interest expense on the promissory note during the fiscal year ended March 31, 2021. The promissory note was paid in full as of March 31, 2021.

On November 5, 2020, the Company entered into a promissory note with Lisa Kay, an immediate family member of Fred Wagenhals, the Company’s Chief Executive Officer and Chairman of the Board of Directors at the time, for the principal sum of $4.0 million. The promissory note accrued interest at 12% per annum and had a maturity date of November 5, 2023. The Company recognized $66,667 and $197,333 in interest expense related to the promissory note during the fiscal years ended March 31, 2022 and 2021, respectively. On May 21, 2021, the Company repaid the principal of the promissory note in full.

On December 14, 2020, the Company entered into a Debt Conversion Agreement with Forest Street, an entity owned by Fred Wagenhals. Pursuant to the Agreement, the Company and Forest Street agreed to convert $2,100,000 of the note’s principal into 1,000,000 shares of the Common Stock. The share issuance occurred on December 15, 2020. The conversion resulted in a loss of $1,370,000. As a result of the Debt Conversion Agreement, the remaining balance of the Forest Street Note was $1,400,000, which was paid off on January 14, 2021. The Company recognized $137,666 in interest expense related to the Forest Street Note for the year ended March 31, 2021.

During the years ended March 31, 2022 and 2021, the Company paid $22,518 and $50,698, respectively, to a third-party service provider owned by an immediate family member of Fred Wagenhals, who was the Company's Chief Executive Officer and Chairman of the Board of Directors at the time, for services rendered.

Transactions Involving Steve Urvan

Steve Urvan has served as a director since April 2021 and owns or controls approximately 14.6% of our Common Stock as of the date of this Amendment. In addition, through our acquisition of Gemini, a related party relationship was created with Mr. Urvan due to his ownership of entities that transact with Gemini. At March 31, 2022, 2023 and 2024, there was $139,164, $182,344 and $201,646, respectively, included in accounts receivable related to business relationships between Gemini and entities owned by Mr. Urvan.

On November 3, 2022, the Company entered into a Settlement Agreement (the “2022 Urvan Settlement Agreement”) with Mr. Urvan and Susan T. Lokey (collectively with each of their respective affiliates and associates, the “Urvan Group”). Pursuant to the 2022 Urvan Settlement Agreement, the Urvan Group agreed to withdraw its notice of stockholder nomination of its seven director candidates (the “Urvan Candidates”) and its demand to inspect books and records, pursuant to Section 220 of the General Corporation Law of the State of Delaware, and the Company agreed, among other things, to immediately increase the size of the Board from seven to nine directors and appoint Christos Tsentas and Wayne Walker (each, a “New Director” and the New Directors together with Mr. Urvan, the “Urvan Group Directors”) to the Board to serve as directors with terms expiring at the 2022 annual meeting of stockholders (the “2022 Annual Meeting”). The Company included the Urvan Group Directors in its director candidates slate for the 2022 Annual Meeting, and is required to do so for any subsequent annual meeting of stockholders of the Company occurring prior to the Termination Date (as defined below). The Company agreed to not increase the size of the Board above nine directors prior to the Termination Date unless the increase is approved by at least seven directors. Unless otherwise mutually agreed to in writing by each party, the 2022 Urvan Settlement Agreement will remain in effect until the earlier of (i) 30 days prior to the earlier of (A) the deadline set forth in the notice requirements of Federal “Universal Proxy Rules” promulgated under Rule 14a-19(a) and Rule 14a-19(b) under the Exchange Act relating to the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”) and (B) any deadline that may be set forth in the Company’s certificate of incorporation or bylaws following execution of the 2022 Urvan Settlement Agreement relating to the nomination of director candidates for election to the Board at the 2024 Annual Meeting, and (ii) 90 days prior to the first anniversary of the 2023 Annual Meeting (the effective date of such termination of the 2022 Urvan Settlement Agreement, the “Termination Date”). Notwithstanding the foregoing, the Termination Date shall not occur prior to 20 days after Mr. Urvan’s departure from the Board. Pursuant to the 2022 Urvan Settlement Agreement, the Urvan Group agreed to certain standstill provisions effective during the period prior to the Termination Date. The Urvan Group agreed not to, among others, (i) nominate, recommend for nomination or give notice of an intent to nominate directors to be elected, (ii) seek to amend the certificate of incorporation or bylaws of the Company, (iii) demand an inspection of the Company’s books and records or (iv) knowingly initiate, make or in any way participate, directly or indirectly, in certain extraordinary transaction. The Company paid approximately $500,000 of the Urvan Group’s costs, fees and expenses per the terms of the 2022 Urvan Settlement Agreement.

Transactions Involving Jagemann Stamping Company

On March 15, 2019, Enlight Group II, LLC, a wholly owned subsidiary of the Company ("Enlight"), completed its acquisition of 100% of the assets of Jagemann Stamping Company’s (“JSC”) ammunition casing, projectile manufacturing and sales operations (the “JSC Asset Purchase”) pursuant to the terms of an Amended and Restated Asset Purchase Agreement, dated March 14, 2019 (the “JSC Asset Purchase Agreement”). In accordance with the terms of the JSC Asset Purchase Agreement, Enlight Group II, LLC paid JSC a combination of $7,000,000 in cash, $10,400,000 delivered in the form of a promissory note (the “Original JSC Note”), and 4,750,000 shares of Common Stock. As a result of the issuance of Common Stock in connection with the JSC Asset Purchase, JSC became a greater than 5% stockholder of the Company.

On April 30, 2019, the original due date of the Original JSC Note was subsequently extended to April 1, 2020. The Original JSC Note bore interest per annum at approximately 4.6% payable in arrears monthly until October 1, 2019 when the interest rate increased to 9% per annum payable monthly until principal and accrued interest was paid in full. In May of 2019, the Company paid $1,500,000 on the balance of the Original JSC Note. On June 26,

2020, the Company and JSC extended the maturity date of the Original JSC Note until August 15, 2021. The Original JSC Note was paid in full on November 5, 2020.

On June 26, 2020, the Company, Enlight and JSC entered into a settlement agreement pursuant to which the parties mutually agreed to settle all disputes and mutually release each other from liabilities related to the JSC Asset Purchase Agreement occurring prior to June 26, 2020 (the “JSC Settlement Agreement”). Pursuant to the JSC Settlement Agreement, the Company agreed to pay JSC $1,269,977 and issue JSC two new promissory notes: (i) a note of $5,803,800 related to the seller note (“JSC Note 1”) and (ii) note of $2,635,797 for inventory and services (“JSC Note 2” and together with JSC Note 1, the “JSC Notes”), both with a maturity date of August 15, 2021. In addition, the Company agreed to enter into general business security agreements granting JSC a security interest in all personal property of the Company. Pursuant to the JSC Notes, the Company was obligated to make monthly payments totaling $204,295 to JSC.

On November 5, 2020, the Company paid $6,000,000 to JSC allocated as follows: (i) payment in full of JSC Note 1, representing the balance due from the Company to JSC relating to the JSC Asset Purchase and (ii) $592,982 remitted in partial payment of JSC Note 2, resulting in the parties’ execution of amended JSC Note 2 which had a starting principal balance of $1,687,664 (“Amended JSC Note 2”). The Amended JSC Note 2 principal balance carries a 9% per annum interest rate and is amortized equally over the 36-month term. As a result of the payment in full of JSC Note 1, the accompanying security interest in Company assets which secured JSC Note 1 was released. Concurrently, upon entry into Amended JSC Note 2, JSC and the Company entered into the First Amendment to General Business Security Agreement to reflect a revised list of collateral in which JSC has a security interest. The total interest expense recognized on JSC Note 1 was $216,160 for the year ended March 31, 2021. The total interest expense recognized on the original JSC Note 2 was $62,876 for the year ended March 31, 2021.

The Company’s balance of Amended JSC Note 2 was $865,771 and $1,490,918 at March 31, 2022 and 2021, respectively. The Company recognized $110,518 and $60,100 in interest expense on Amended JSC Note 2 for the years ended March 31, 2022 and 2021, respectively.

On January 22, 2021, the Company repurchased 1,000,000 shares of the Company’s Common Stock issued to JSC at a price of $1.50 per share pursuant to the JSC Asset Purchase Agreement.

Amended JSC Note 2, with a principal balance of $180,850 at March 31, 2023 and carrying a 9% annual interest rate, remains outstanding. The Company recognized $48,665 in interest expense on this promissory note during the year March 31, 2023.

Through the Administrative and Management Services Agreement, an exhibit to the JSC Asset Purchase Agreement, the Company purchased from JSC approximately $2.0 million in inventory support services and incurred $170,355 of rent expenses paid to JSC for the year ended March 31, 2023.

The Company paid off the balance of Amended JSC Note 2 during the year ended March 31, 2024. The payment made to JSC during fiscal 2024 consisted of $181,132 in principal and $2,784 in interest on the Amended JSC Note 2. Additionally, the Company owed $150,866 to Jagemann Precision Tooling, a division of JSC, at March 31, 2024.

Transactions Involving Chris Larson

On May 3, 2019, the Company entered into a promissory note of $375,000 with Southwest Highlands Group, LLC, an Arizona limited liability company wholly owned by Chris Larson. The original interest rate was the applicable LIBOR Rate. The promissory note was amended on March 18, 2020 and the note’s original maturity date of August 3, 2019, was extended to September 18, 2020. The amended note bore interest at 1.25% per month. The Company made $278,195 in principal payments during the year ended March 31, 2021. The note was fully paid off as of March 31, 2021. The Company recognized $10,327 of interest expense related to the note during the year ended March 31, 2021.

In December 2020, the Company entered into an agreement with Larson Building to serve as the general contractor for the construction of its Manitowoc, WI manufacturing facility. Larson Building is wholly owned by the brother of Chris Larson, who was an executive officer of the Company at the time. During the years ended March 31, 2023 and 2022, the Company paid $14,584,805 and $11,221,738, respectively, to Larson Building in connection with this project.

In February 2021, the Company issued 200,000 shares of Common Stock to an entity controlled by an immediate family member of Chris Larson. The shares were issued to pay for services valued at $1,080,000. The Company issued these shares to reimburse Mr. Larson and/or his spouse for providing a third-party service provider with 200,000 shares of the Company’s Common Stock in January 2021 through a separate entity.

After the initial filings of the Company’s Form 10-Ks for the years ended March 31, 2024, 2023 and 2022, the Company was made aware that Chris Larson had received undisclosed payments totaling $814,863 from a vendor with which the Company had a Master Services Agreement and from which the Company received services. The payments were made by this third-party service provider. This third party made payments to Mr. Larson from approximately January 2022 through March 2024 based on a percentage of revenue received in connection with, and as a commission from, services rendered to the Company. Mr. Larson separated as an employee from the Company effective November 4, 2022 and was later engaged as a contractor for approximately six months.

Other Transactions

During the year ended March 31, 2022, we paid $229,083 in service fees to an independent contractor who provides sales and administrative services to the Company and 60,000 shares in the aggregate to its advisory committee members for service for a total value of $173,000.

During the fiscal year ended March 31, 2023, we issued an aggregate of 45,000 shares of Common Stock to the Company’s advisory committee members for a total value of $129,750.

During the fiscal year ended March 31, 2024, we issued 25,000 shares in the aggregate to our advisory committee members for service for a total value of $53,250.

Director Independence

Nasdaq rules require that a majority of the members of our Board of Directors be independent directors. The independence rules include a series of objective tests, including that the director is not employed by the Company and has not engaged in various types of business dealings with the Company. In addition, our Board of Directors is required to make a subjective determination as to each independent director that no relationships exist that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon these standards and the consideration of the information and the transactions and relationships discussed above, our Board of Directors determined that the following directors were independent during their service on the Board of Directors during the fiscal years ended March 31, 2022, 2023 and 2024, as applicable: Russell William Wallace, Jr.; Richard R. Childress; Christos Tsentas; Wayne Walker; Randy E. Luth; and Harry S. Markley. In making such determinations, the Board of Directors considered transactions and relationships between each non-employee director and the Company, if any, that would require disclosure pursuant to Item 404 of Regulation S-K under the Securities Act.

Except with respect to Ms. Lockett’s service on the audit committee, each director who served on a committee during each of the fiscal years ended March 31, 2022, 2023 and 2024 was independent under the Nasdaq independence standards for service on the applicable committee. As described in Item 9A “Controls and Procedures”, as of the filing of this Amendment the Company is engaged in ongoing efforts to remediate material weaknesses in the Company’s internal control over financial reporting. The Company has determined that, as a result of certain transactions between the Company and Ms. Lockett, Ms. Lockett was not independent under the Nasdaq independence standards for audit committee members.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.
(b)
Exhibits

Other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1#	Agreement and Plan of Merger, dated September 27, 2018, by and among AMMO, Inc., Ammo Technologies Inc., SW Kenetics, Inc. and Michael Stakes.	8-K	2.1	10/04/2018
2.2#	Amended and Restated Asset Purchase Agreement, dated March 14, 2019, by and among Jagemann Stamping Company and Enlight Group II, LLC.	8-K	2.1	03/18/2019
2.3#	Agreement and Plan of Merger, dated April 30, 2021, by and among Ammo, Inc., SpeedLight Group I, LLC, Gemini Direct Investments, LLC and Steven F. Urvan.	8-K	2.1	5/6/2021
2.4#†	Asset Purchase Agreement, dated January 20, 2025, by and among AMMO Technologies, Inc., Enlight Group II, LLC, Firelight Group I, LLC, AMMO, Inc. and Olin Winchester, LLC.	8-K	2.1	4/18/2025
2.5	First Amendment to the Asset Purchase Agreement, dated April 18, 2025 by and among AMMO Technologies, Inc., Enlight Group II, LLC, Firelight Group I, LLC, AMMO, Inc. and Olin Winchester, LLC.	8-K	2.2	4/18/2025
3.1	Amended and Restated Certificate of Incorporation, as amended through April 21, 2025.				X
3.2	Certificate of Designations with respect to the 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share, dated May 18, 2021.	8-K	3.1	5/20/2021
3.3	Bylaws.	8-K	3.03	02/09/2017
4.4	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	6/14/2023
4.5#	Compilation of Settlement Agreement and Promissory Notes with Jagemann Stamping Company dated June 26, 2020.	10-K	10.7	8/19/2020
4.6#	Compilation of JSC Agreements dated November 4, 2020.	10-Q	4.3	11/13/2020
4.7	Form of Underwriters’ Warrant Agreement issued December 3, 2020.	8-K	4.1	12/4/2020
4.8	Purchase Warrant Issued to Eugene Webb, issued on December 21, 2020.	S-3/A	4.1	8/20/2021
4.9	Purchase Warrant Issued to Eugene Webb, issued on February 17, 2021.	S-3/A	4.2	8/20/2021

4.10	Promissory Note issued by Ammo, Inc., Firelight Group I, LLC in favor of Hiawatha National Bank, dated October 14, 2021.	10-Q	4.1	2/14/2022
4.11	Promissory Note issued by Enlight Group II, LLC in favor of Jagemann Stamping Company, dated March 14, 2019.	8-K	10.1	3/18/2019
10.1+	2017 Equity Incentive Plan, as amended.	S-8	4.1	3/30/2023
10.2+	Form of Stock Option Award Agreement under the 2017 Equity Incentive Plan.	S-8	4.2	10/25/2017
10.3+	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan.	S-8	4.3	10/25/2017
10.4+	Form of Stock Unit Award Agreement under the 2017 Equity Incentive Plan.	S-8	4.4	10/25/2017
10.5+	Amended and Restated Employment Agreement, by and between AMMO, Inc. and Jared Smith, dated July 24, 2023.	8-K	10.1	7/25/2023
10.6.1+	Amended and Restated Employment Agreement, by and between AMMO, Inc. and Fred W. Wagenhals, dated July 24, 2023.	8-K	10.2	7/25/2023
10.6.2+	Executive Separation Agreement, dated April 8, 2025, by and between AMMO, Inc. and Fred W. Wagenhals.	8-K	10.1	4/8/2025
10.7.1+	Employment Agreement , dated January 29, 2021, by and between AMMO, Inc. and Robert D. Wiley.	10-K	10.8	6/29/2021
10.7.2+	Amendment No. 1 to Employment Agreement, dated January 29, 2021, by and between AMMO, Inc. and Robert D. Wiley.	10-K	10.8	6/29/2021
10.7.3+	Amendment No. 2 to Employment Agreement, dated September 1, 2021, by and between AMMO, Inc. and Robert D. Wiley.				X
10.7.4+	Amendment No. 3 to Employment Agreement, dated June 1, 2023, by and between AMMO, Inc. and Robert D. Wiley.				X
10.7.5+	Executive Separation Agreement, dated September 19, 2024, by and between AMMO, Inc. and Robert D. Wiley.				X
10.7.6+	Addendum to Executive Separation Agreement, dated October 18, 2024, by and between AMMO, Inc. and Robert D. Wiley.				X
10.8+	Employment Agreement, dated March 23, 2021, by and between AMMO, Inc. and Anthony Tate.	10-K	10.8	7/29/2024
10.9+	Employment Agreement, dated July 1, 2022, by and between AMMO, Inc. and Tod Wagenhals.	10-K	10.9	7/29/2024
10.10+	Employment Agreement, dated July 27, 2022, by and between AMMO, Inc., SpeedLight Group I, LLC and Beth Cross.	10-K	10.10	7/29/2024
10.11+	Employment Agreement, dated January 8, 2024, by and between AMMO, Inc. and Paul Kasowski.	10-K	10.11	7/29/2024
10.12+	Employment Agreement, dated January 20, 2022, by and between Enlight Group II, LLC and James Mann.	10-K	10.12	7/29/2024
10.13.1+	Employment Agreement, dated May 1, 2021, by and between AMMO, Inc. and Christopher Larson.				X
10.13.2	Independent Contractor Agreement, dated November 4, 2022, by and between AMMO, Inc. and Christopher Larson.				X

10.14.1	Lock-Up Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan.	8-K	10.1	5/6/2021	F
10.14.2	Voting Rights Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan.	8-K	10.2	5/6/2021
10.14.3	Standstill Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan.	8-K	10.3	5/6/2021
10.14.4	Investor Rights Agreement, dated April 30, 2021, by and between Ammo, Inc. and Steven F. Urvan.	8-K	10.4	5/6/2021
10.15	Construction Loan Agreement by and among Ammo, Inc., Firelight Group I, LLC, and Hiawatha National Bank, dated October 14, 2021.	10-Q	10.1	2/14/2022
10.16.1	Settlement Agreement, by and among AMMO, Inc., Steven F. Urvan and Susan T. Lokey, dated November 3, 2022.	8-K	10.1	11/7/22
10.16.2	Amendment to Settlement Agreement, by and among AMMO, Inc., Steven F. Urvan and Susan T. Lokey, dated November 21, 2022.	8-K	10.1	11/22/22
10.17	Confidential Settlement Agreement and Mutual General Release, by and among Triton Value Partners, LLC, Donald Gasgarth, Paul Freischlag, Jr., Jeff Zwitter, Steven Urvan, TVP Investments LLC, Gunbroker.com, LLC, IA TECH, LLC, GB Investments, Inc. and AMMO, Inc., dated as of June 24, 2024.	8-K	10.1	6/28/2024
10.18	First Amended and Restated Factoring and Security Agreement, as amended, by and between Ammo, Inc. and Factors Southwest, LLC.	8-K	10.1	3/11/2021
10.19	Revolving Inventory Loan and Security Agreement, as amended, by and between Ammo, Inc. and Factors Southwest, LLC.	8-K	10.2	3/11/2021
10.20.1#	Loan and Security Agreement by and between AMMO, Inc., other borrowers party to the Agreement and Sunflower Bank, N.A.	8-K	10.2	1/5/2024
10.20.2	Amendment to Loan and Security Agreement, dated December 31,2024, by and among AMMO, Inc. and Sunflower Bank, N.A.				X
10.20.3	Consent and Second Amendment to Loan and Security Agreement, dated April 18, 2025, by and among AMMO, Inc. and Sunflower Bank, N.A.	8-K	10.1	4/18/2025
10.20.4	Third Amendment to Loan and Security Agreement, dated May 13, 2025, by and among Outdoor Holding Company and Sunflower Bank, N. A.	8-K	10.1	5/19/2025
10.21	Letter of Credit, dated July 26, 2023, by and between AMMO, Inc. and Northern Trust.				X
10.22	Exclusive License Agreement between AMMO Technologies Inc. and University of Louisiana at Lafayette, dated November 16, 2017, as amended in 2018 and 2022.	10-Q	10.1	2/14/2023
10.23	Construction Loan Agreement by and among Ammo, Inc., Firelight Group I, LLC, and Hiawatha National Bank, dated October 14, 2021.	10-Q	10.1	2/14/2022
10.24	Interim Construction Agreement, dated December 14, 2023, by and between AMMO, Inc. and Larson Building, Inc.				X
19.1	AMMO, Inc. Company Insider Trading Policy.				X
21.1	Subsidiaries of the Company.	10-K	21.1	6/14/2023

23.1	Consent of Pannell Kerr Forster of Texas, P.C Independent Registered Accounting Firm.	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	AMMO, Inc. Nasdaq Executive Compensation Recovery Policy.	X
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101	X

# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon request.

† Certain portions have been redacted in accordance with Item 601(b)(2)(ii) of Regulation S-K. The Company will furnish supplementally copies to the Securities and Exchange Commission or its staff upon request.

+ Management compensatory plan or contract.

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Outdoor Holding Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Holding Company

	By:	/s/ Jared R. Smith
Date: May 20, 2025		Jared R. Smith, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul J. Kasowski
Date: May 20, 2025		Paul J. Kasowski, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Outdoor Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Outdoor Holding Company and Subsidiaries (the “Company”) as of March 31, 2024, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2024 in conformity with U. S. Generally Accepted Accounting Principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024 and 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 20 ,2025, expressed an adverse opinion.

Restatement of the Financial Statements

As discussed in Note 3 to the financial statements, the accompanying financial statements have been restated to correct certain misstatements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audits of the financial statements that were communicated or required to be communicated to the audit committee and that: (i) related to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Restatement - 2024

As described in Note 3 to the financial statements, subsequent to the issuance of our report dated June 13, 2024, we became aware of certain matters which required us to inform management and the audit committee that it should take steps to inform the public that certain financial statements and auditors’ opinions should no longer be relied upon, and that an independent committee of the Company’s board of directors should enlist independent attorneys to conduct an investigation into certain matters, which we would shadow. The independent investigation resulted in the restatement of the Company’s financial statements as of March 31, 2024, March 31, 2023 and March 31, 2022 and for each of the years then ended. We identified the restatement as a critical audit matter primarily because of the judgment involved in assessing the risk of material misstatement in light of information that was revealed during the investigation.

Our testing procedures to address this critical audit matter, among others, included the following:

•
Reviewing historical audit procedures and historical management representations;

•
Obtaining various revised memorandums and calculations provided by management, which we reviewed for reasonableness and mathematical accuracy; and

•
Retaining a nationally recognized consulting firm to serve in a national office capacity when shadowing the investigation and restatement process.

Impairment of Long-Lived Assets - 2024

The Company has recorded long-lived assets of approximately $58 million as of March 31, 2024 in its ammunition reporting unit. As described in Note 2 to the financial statements, the Company monitors events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. The Company’s calculations in performing this analysis requires management to make various judgments, assumptions, and estimates, the most significant of which include projected revenue growth rates, operating margins and future anticipated changes to production. We identified long-lived asset impairment as a critical audit matter primarily because of the judgment involved in reviewing management’s estimates as well as the degree of subjectivity in evaluating audit evidence.

Our testing procedures to address this critical audit matter included, among others, the following:

•
Obtaining managements memorandum and calculations, which we reviewed for reasonableness and mathematical accuracy;
•
Discussions with management regarding considerations of past, current and future operations of the reporting unit; and
•
Performing independent analyses utilizing various inputs and assumptions based on our historical experience as well as future expectations.

Goodwill Impairment - 2023

The Company has recorded goodwill of approximately $90.8 million as of March 31, 2023. As described in Note 2 to the financial statements, the Company tests goodwill for impairment annually or more frequently when an event occurs or circumstances change that may indicate that the carrying value of the reporting unit exceeds its fair value. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches, which include a discounted cashflow analysis, an analysis of similar public company financial information, and an analysis of market transactions. The Company’s fair value estimate in performing this analysis requires management to make various judgments, assumptions, and estimates, the most significant of which include discount rates, projected revenue growth rates, operating margins and guideline public company metrics. We identified goodwill impairment as a critical audit matter primarily because of the judgment involved in reviewing management’s estimates included in the specialist’s reports, as well as the degree of subjectivity in evaluating audit evidence.

Our testing procedures to address this critical audit matter included, among others, the following:

•
evaluating the methodologies and assumptions used by management and its specialist in its analysis of the assessment;
•
performing assessments of the specialist’s qualifications and relationship with the Company;
•
testing the mathematical accuracy of the specialist’s calculations; and
•
evaluating the reasonableness of inputs utilized in the calculation.

Acquisition – 2022

As described in Note 16 to the financial statements, the Company entered into an agreement and plan of merger ultimately resulting in the acquisition of Gunbroker.com for an aggregate purchase price of approximately $243.9 million. The Company allocated assets acquired and liabilities assumed based on various observable and unobservable inputs, primarily based upon specialist reports. The components of such allocation primarily consisted of various working capital accounts, equipment, intangible assets and goodwill. We identified this transaction as a critical audit matter primarily because of the judgment involved in reviewing management’s estimates included in the specialist’s reports, as well as the degree of subjectivity in evaluating audit evidence.

Our testing procedures to address this critical audit matter included, among others, the following:

•
evaluating the methodologies and assumptions used by management and its specialist in its analysis of the transaction;
•
performing assessments of the specialist’s qualifications and relationship with the Company;
•
verifying the information used to compile the accounting entries to the underlying agreements;
•
testing the mathematical accuracy of management’s calculations; and
•
evaluating the reasonableness of values assigned the allocation of assets and liabilities.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

We have served as the Company’s auditor since 2021.

Houston, Texas
May 20 ,2025

OUTDOOR HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	March 31, 2023	March 31, 2022
	(Restated)	(Restated)	(Restated)
	(See Note 3)	(See Note 3)	(See Note 3)
ASSETS
Current Assets:
Cash and cash equivalents	$55,586,441	$39,134,027	$23,281,475
Accounts receivable, net	28,221,321	29,346,380	43,955,084
Due from related parties	-	-	15,000
Inventories	45,563,334	54,344,819	59,016,152
Prepaid expenses	2,154,170	5,126,667	3,423,925
Current portion of restricted cash	-	500,000	-
Total Current Assets	131,525,266	128,451,893	129,691,636

Equipment, net	58,082,040	55,963,255	37,637,806

Other Assets:
Deposits	349,278	7,028,947	11,360,322
Patents, net	4,756,006	5,296,754	5,837,502
Other intangible assets, net	111,049,067	123,726,810	136,300,387
Goodwill	90,870,094	90,870,094	90,870,094
Right of use assets - operating leases	2,000,093	1,261,634	2,791,850
Deferred income tax asset	4,407,491	595,756	1,350,868
TOTAL ASSETS	$403,039,335	$413,195,143	$415,840,465

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$23,156,495	$18,079,397	$26,817,083
Factoring liability	-	-	485,671
Accrued liabilities	7,065,444	4,388,132	6,213,592
Inventory credit facility	-	-	825,675
Current portion of operating lease liability	479,651	470,734	831,429
Note payable related party	-	180,850	684,639
Current portion of construction note payable	273,459	260,429	-
Insurance premium note payable	-	2,118,635	-
Total Current Liabilities	30,975,049	25,498,177	35,858,089

Long-term Liabilities:
Contingent consideration payable	59,838	140,378	204,142
Notes payable related party, net of current portion	-	-	181,132
Income tax payable	1,609,520	1,609,520	1,609,520
Construction note payable, net of unamortized issuance costs	10,735,241	10,922,443	38,330
Operating lease liability, net of current portion	1,609,836	903,490	2,091,351
Total Liabilities	44,989,484	39,074,008	39,982,564

Shareholders' Equity:
Series A cumulative perpetual preferred Stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of March 31, 2024 and March 31, 2023, respectively	1,400	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized 120,531,507, 118,562,806, and 116,485,747 shares issued and 119,181,067, 118,294,478, and 116,485,747 shares outstanding at March 31, 2024, March 31, 2023, and March 31, 2022, respectively	119,181	118,294	116,487
Additional paid-in capital	430,525,824	424,739,847	414,084,541
Accumulated deficit	(69,923,398)	(50,216,248)	(38,344,527)
Treasury Stock	(2,673,156)	(522,158)	-
Total Shareholders' Equity	358,049,851	374,121,135	375,857,901
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$403,039,335	$413,195,143	$415,840,465

The accompanying notes are an integral part of these consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2024	2023	2022
	(Restated)	(Restated)	(Restated)
	(See Note 3)	(See Note 3)	(See Note 3)
Net Revenues
Ammunition sales(1)	$69,390,801	$114,116,044	$161,459,025
Marketplace revenue	53,942,076	63,149,673	64,608,516
Casing sales	21,721,695	14,174,084	14,201,625
	145,054,572	191,439,801	240,269,166

Cost of Revenues	102,479,087	136,078,488	151,552,941
Gross Profit	42,575,485	55,361,313	88,716,225

Operating Expenses
Selling and marketing	1,370,079	4,729,540	7,310,216
Corporate general and administrative	29,583,274	24,980,079	24,120,483
Employee salaries and related expenses	17,700,002	19,820,498	15,034,408
Depreciation and amortization expense	13,542,791	13,278,762	13,725,065
Total operating expenses	62,196,146	62,808,879	60,190,172
Income/(Loss) from Operations	(19,620,661)	(7,447,566)	28,526,053

Other Expenses
Other (expense) income	(332,593)	25,181	21,840
Interest expense	(446,473)	(632,062)	(637,797)
Total other expense	(779,066)	(606,881)	(615,957)

Income/(Loss) before Income Taxes	(20,399,727)	(8,054,447)	27,910,096

Provision for Income Taxes	(3,806,118)	712,239	2,042,918

Net Income/(Loss)	(16,593,609)	(8,766,686)	25,867,178

Preferred Stock Dividend	(3,122,049)	(3,105,034)	(2,668,649)

Net Income/(Loss) Attributable to Common Stock Shareholders	$(19,715,658)	$(11,871,720)	$23,198,529

Net Income/(Loss) per share
Basic	$(0.17)	$(0.10)	$0.21
Diluted	$(0.17)	$(0.10)	$0.20

Weighted average number of shares outstanding
Basic	118,249,486	117,177,885	112,328,680
Diluted	118,249,486	117,177,885	114,825,835

(1)
Included in revenue for the years ended March 31, 2024, 2023, and 2022 are excises taxes of $6,155,524, $9,789,897, and $14,646,983, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Shares
	Number	Par Value	Number	Par Value	Additional Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total
					(Restated)	(Restated)		(Restated)
					(See Note 3)	(See Note 3)		(See Note 3)
Balance as of March 31, 2021 (reported)	-	$-	93,099,967	$93,100	$202,073,968	$(41,819,539)	$-	$160,347,529
Prior period restatement (see Note 3)	-	$-	-	$-	$20,105,001	$(19,723,517)	$-	$381,484
Balance as of March 31, 2021 (restated)			93,099,967	$93,100	$222,178,969	$(61,543,056)	$-	$160,729,013

Acquisition stock issuances	-	-	20,000,000	20,000	143,357,654	-	-	143,377,654
Common stock issued for exercised warrants	-	-	431,080	431	943,476	-	-	943,907
Common stock issued for cashless warrant exercise	-	-	374,584	375	(375)	-	-	-
Common stock issued for services and equipment (restated)	-	-	772,450	773	5,486,596	-	-	5,487,369
Employee stock awards (restated)	-	-	1,807,666	1,808	7,428,650	-	-	7,430,458
Issuance of Series A Preferred Stock, net of issuance costs	1,400,000	1,400	-	-	32,907,396	-	-	32,908,796
Warrants issued for services (restated)	-	-	-	-	1,782,175	-	-	1,782,175
Preferred stock dividends declared	-	-	-	-	-	(2,524,087)	-	(2,524,087)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,562)	-	(144,562)
Net income (restated)	-	$-	-	$-	$-	$25,867,178	$-	$25,867,178
Balance as of March 31, 2022 (restated)	1,400,000	$1,400	116,485,747	$116,487	$414,084,541	$(38,344,527)	$-	$375,857,901

(Continued)

OUTDOOR HOLDING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Shares
	Number	Par Value	Number	Par Value	Additional Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total
					(Restated)	(Restated)		(Restated)
					(See Note 3)	(See Note 3)		(See Note 3)
Balance as of March 31, 2022 (restated)	1,400,000	$1,400	116,485,747	$116,487	$414,084,541	$(38,344,527)	$-	$375,857,901

Common stock issued for exercised warrants	-	-	200,003	200	101,306	-	-	101,506
Common stock issued for cashless warrant exercise	-	-	99,762	99	(99)	-	-	-
Employee stock awards (restated)	-	-	1,777,294	1,776	10,126,460	-	-	10,128,236
Warrants issued for services	-	-	-	-	427,639	-	-	427,639
Preferred stock dividends declared	-	-	-	-	-	(638,071)	-	(638,071)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,618)	-	(144,618)
Preferred stock dividend	-	-	-	-	-	(2,322,346)	-	(2,322,346)
Net loss (restated)	-	-	-	-	-	(8,766,686)	-	(8,766,686)
Treasury shares purchased	-	-	(268,328)	(268)	-	-	(522,158)	(522,426)
Balance as of March 31, 2023 (restated)	1,400,000	$1,400	118,294,478	$118,294	$424,739,847	$(50,216,248)	$(522,158)	$374,121,135

	Preferred Stock		Common Shares
	Number	Par Value	Number	Par Value	Additional Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total
					(Restated)	(Restated)		(Restated)
					(See Note 3)	(See Note 3)		(See Note 3)
Balance as of March 31, 2023 (restated)	1,400,000	$1,400	118,294,478	$118,294	$424,739,847	$(50,216,248)	$(522,158)	$374,121,135

Common stock issued for exercised warrants	-	-	31,750	32	76,168	-	-	76,200
Employee stock awards (restated)	-	-	1,936,951	1,937	5,279,351	-	-	5,281,288
Common stock purchase options	-	-	-		430,458			430,458
Preferred stock dividends declared	-	-	-	-	-	(638,071)	-	(638,071)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,618)	-	(144,618)
Preferred stock dividend	-	-	-	-	-	(2,330,852)	-	(2,330,852)
Net loss (restated)	-	-	-	-	-	(16,593,609)	-	(16,593,609)
Treasury shares purchased	-	-	(1,082,112)	(1,082)	-	-	(2,150,998)	(2,152,080)
Balance as of March 31, 2024 (restated)	1,400,000	$1,400	119,181,067	$119,181	$430,525,824	$(69,923,398)	$(2,673,156)	$358,049,851

The accompanying notes are an integral part of these consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,
	2024	2023	2022
	(Restated)	(Restated)	(Restated)
	(See Note 3)	(See Note 3)	(See Note 3)
Cash flows from operating activities:
Net income/(loss)	$(16,593,609)	$(8,766,686)	$25,867,178
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	18,861,181	17,567,233	17,409,294
Debt discount amortization	83,253	83,253	38,330
Employee stock awards	5,281,288	10,128,236	7,430,457
Common stock purchase options	430,457	-	-
Stock for services	-	-	5,359,868
Contingent consideration payable fair value	(80,540)	(63,764)	(385,750)
Allowance for doubtful accounts	419,527	191,299	2,748,250
(Gain)/loss on disposal of assets	259,540	-	(12,044)
Reduction in right of use asset	476,252	629,140	720,491
Warrants issued for services	-	213,819	1,410,144
Deferred income taxes	(3,811,735)	712,239	293,430
Changes in current assets and liabilities
Accounts receivable	705,532	14,417,405	(20,707,052)
Due to related parties	-	15,000	657
Inventories	8,781,485	4,671,333	(43,149,234)
Prepaid expenses	4,028,696	2,763,855	1,996,287
Deposits	6,679,669	4,306,375	(8,826,504)
Accounts payable	5,077,098	(8,694,813)	9,930,191
Accrued liabilities	2,532,695	(1,970,078)	2,374,686
Operating lease liability	(499,448)	(647,480)	(732,468)
Net cash provided by operating activities	32,631,341	35,556,366	1,766,211

Cash flows from investing activities:
Gemini acquisition	-	-	(50,517,840)
Purchase of property, plant, and equipment	(8,024,765)	(12,541,325)	(19,218,982)
Proceeds from disposal of assets	3,750	-	59,800
Net cash used in investing activities	(8,021,015)	(12,541,325)	(69,677,022)

Cash flows from financing activities:
Payments on inventory facility, net	-	(825,675)	(265,422)
Proceeds from factoring liability	37,252,869	71,348,761	121,488,045
Payments on factoring liability	(37,252,869)	(71,834,432)	(122,844,562)
Payments on assumed debt from Gemini	-	-	(50,000,000)
Payments on note payable - related party	(180,850)	(684,921)	(625,147)
Payments on insurance premium note payment	(3,174,834)	(2,134,143)	(2,208,369)
Proceeds from construction note payable	-	1,000,000	-
Payments on construction note payable	(257,425)	(150,743)	-
Payments on note payable	-	-	(4,000,000)
Sale of preferred stock	-	-	35,000,000
Common stock issued for exercised warrants	76,200	101,506	943,907
Preferred stock issuance costs	-	-	(2,113,550)
Preferred stock dividends paid	(2,968,923)	(2,960,416)	(2,524,087)
Common stock repurchase plan	(2,152,080)	(522,426)	-
Net cash used in financing activities	(8,657,912)	(6,662,489)	(27,149,185)

Net increase/(decrease) in cash	15,952,414	16,352,552	(95,059,996)
Cash, beginning of period	39,134,027	23,281,475	118,341,471
Restricted cash, beginning of period	500,000	-	-
Cash and restricted cash, end of period	$55,586,441	$39,634,027	$23,281,475
Restricted cash, end of period	$-	$500,000	$-
Cash, end of period	$55,586,441	$39,134,027	$23,281,475

(Continued)

OUTDOOR HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,

	2024	2023	2022
	(Restated)	(Restated)	(Restated)
	(See Note 3)	(See Note 3)	(See Note 3)
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$667,063	$665,043	$626,571
Income taxes	$-	$1,302,811	$-

Non-cash investing and financing activities:
Operating lease liability	$1,214,711	$901,076	$809,451
Note issued for insurance premium payment	$1,056,199	$4,252,778	$2,166,852
Dividends accumulated on preferred stock	$144,618	$144,618	$144,562
Construction note issued	$-	$10,237,032	$387,968
Acquisition stock issuances	$-	$-	$143,400,000
Warrant issued for services	$-	$-	$801,176
Common stock issued for equipment	$-	$-	$32,938

The accompanying notes are an integral part of these consolidated financial statements.

OUTDOOR HOLDING COMPANY

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

The Company also approved (i) doing business in the name AMMO, Inc., (ii) a change to the Company’s OTC trading symbol to POWW, (iii) an agreement and plan of merger to re-domicile and change the Company’s state of incorporation from California to Delaware, and (iv) a 1-for-25 reverse stock split of the issued and outstanding shares of the common stock of the Company ("Common Stock"). As a result of the reverse split, the previous issued and outstanding shares of Common Stock became 580,052 shares; no shareholder was reversed below 100 shares, and all fractional shares resulting from the reverse split were rounded up to the next whole share. All references to the outstanding stock have been retrospectively adjusted to reflect this split. These transactions were effective as of December 30, 2016.

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

The Company changed its name from AMMO, Inc. to Outdoor Holding Company on April 21, 2025.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of AMMO, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for credit losses, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, stock-based compensation, and warrant-based compensation.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization during the years ended March 31, 2024, 2023 and 2022, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline was not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flows was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted for the year ended March 31, 2024. As of March 31, 2024, 2023 and 2022, the Company had a goodwill carrying value of $90,870,094, all of which was assigned to the Marketplace segment. However,

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

due to declines in the value of the Company’s Common Stock and market capitalization, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2025.

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable represents amounts due from customers for products sold and include an allowance for estimated credit losses which is estimated based on the collectability and age of the accounts receivable balances and categorization of customers with similar financial condition. At March 31, 2024, March 31, 2023, and March 31, 2022 we reserved $3,666,078, $3,246,551, and $3,055,252 respectively, of allowance for credit losses.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

We consider cash to be restricted when withdrawal or general use is legally restricted. In the year ended March 31, 2023, our restricted cash balance was comprised of cash on deposit with banks to secure the Construction Loan Agreement as discussed in Note 13. During the year ended March 31, 2024, the remaining balance of our restricted cash was released. In the case that there is a balance, we report restricted cash in the consolidated balance sheets as current or non-current classification based on the expected duration of the restriction.

License Agreements

During the years ended March 31, 2024, 2023, and 2022 we were a party to a license agreement with Jesse James, a well-known motorcycle designer, and Jesse James Firearms, LLC, a Texas limited liability company. The license agreement grants us the exclusive worldwide rights through April 12, 2026 to Mr. James’ image rights and trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of Jesse James Branded Products. We agreed to pay Mr. James royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses.

We were a party to a license agreement with Jeff Rann, a well-known wild game hunter and spokesman for the firearm and ammunition industries. The license agreement, which expired February 2022, granted us the exclusive worldwide rights to Mr. Rann’s image rights and trademarks associated with him in connection with the marketing, promotion, advertising, sale, and commercial exploitation of all Jeff Rann Branded Products. We agreed to pay Mr. Rann royalty fees on the sale of ammunition and non-ammunition Branded Products and to reimburse him for any out-of-pocket expenses and reasonable travel expenses.

Patents

On September 28, 2017, AMMO Technologies Inc. (“ATI”), an Arizona corporation, which is 100% owned by us, merged with Hallam, Inc, a Texas corporation, with ATI being the survivor. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013 owned by University of Louisiana at Lafayette. The license was formally amended and assigned to ATI pursuant to an Assignment and First Amendment to Exclusive License Assumption Agreement dated to be effective as of August 22, 2017, the merger closing date. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028.

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

The primary asset of SW Kenetics, Inc. was a pending patent for modular projectiles. All rights to patent pending application were assigned and transferred to ATI pursuant to Intellectual Property Rights Agreement on September 27, 2018.

We intend to continue building our patent portfolio to protect our proprietary technologies and processes, and will file new applications where appropriate to preserve our rights to manufacture and sell our branded lines of ammunition.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

On March 15, 2019, Enlight Group II, LLC d/b/a Jagemann Munition Components, a wholly owned subsidiary of AMMO, Inc., completed its acquisition of assets of Jagemann Stamping Company’s ammunition casing manufacturing and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement (See Note 20). The intangible assets acquired include a tradename, customer relationships, and intellectual property.

On April 30, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”), by and among the Company, SpeedLight Group I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company and Gemini Direct Investments, LLC, a Nevada limited liability company ("Gemini"), whereby SpeedLight Group I, LLC merged with and into Gemini, with SpeedLight Group I, LLC surviving the merger as a wholly owned subsidiary of the Company (the "Merger"). At the time of the Merger, Gemini had nine (9) subsidiaries, all of which are related to Gemini’s ownership of GunBroker, an online auction marketplace dedicated to firearms, hunting, shooting, and related products. The intangible assets acquired include a tradename, customer relationships, intellectual property, software, and domain names.

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

Revenue Recognition

We generate revenue from the production and sale of ammunition, ammunition casings, and marketplace fee revenue, which includes auction revenue, payment processing revenue, and shipping income. We recognize revenue according to Accounting Standard Codification – Revenue from Contract with Customers (“ASC 606”). When the customer obtains control over the promised goods or services, we record revenue in the amount of consideration that we can expect to receive in exchange for those goods and services. We apply the following five-step model to determine revenue recognition:

•
Identification of a contract with a customer
•
Identification of the performance obligations in the contract
•
Determination of the transaction price
•
Allocation of the transaction price to the separate performance obligation
•
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

For Marketplace revenue, the performance obligation is satisfied, and revenue is recognized, as follows:

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

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended March 31, 2024, 2023, and 2022, the Company’s customers that comprised more than ten percent (10%) of total revenues and accounts receivable were as follows:

	For the Year Ended		For the Year Ended		For the Year Ended
	March 31, 2024		March 31, 2023		March 31, 2022
PERCENTAGES	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable
Customers:

A	-	11.8%	12.2%	-	-	-
B	-	-	-	-	-	11.8%
	-	11.8%	12.2%	-	-	11.8%

Disaggregated Revenue Information

The following table presents a disaggregation of revenue from customers by category. We attribute net sales to categories by product or services types: ammunition, ammunition casings, and marketplace fees. The Company notes that revenue recognition processes are consistent between product and service type, however, the amount, timing and uncertainty of revenue and cash flows may vary by each product type due to the customers of each product and service type.

	For the Year Ended
	March 31, 2024	March 31, 2023	March 31, 2022
Ammunition Sales(1)	$69,390,801	$114,116,044	$161,459,025
Marketplace Revenue	53,942,076	63,149,673	64,608,516
Casings Sales	21,721,695	14,174,084	14,201,625
Total Revenue	$145,054,572	$191,439,801	$240,269,166

(1)
Included in revenue for the years ended March 31, 2024, 2023, and 2022 are excise taxes of $6,155,524, $9,789,897, and $14,646,983, respectively.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ammunition products are sold through “Big Box” retailers, manufacturers, local ammunition stores, and shooting range operators. We also sell direct to customers online. In contrast, our ammunition casings products are sold to manufacturers. Marketplace fees are generated through our GunBroker online auction marketplace.

All ammunition product sales are recorded upon shipment and, depending on credit worthiness of customer, the payment terms will vary from thirty (30) to sixty (60) days. No refunds are allowed on any product shipped.

Each product manufactured by the Company has standard specifications and performance objectives. The Company has an extensive product testing program and, if the Company were given notice of a product defect by a customer, the Company would request the return of the product so that the manufacturing defect could be identified.

Contract Liabilities

Our contract liabilities consist of unearned revenue, which represents up front payments received from customers for product to be delivered at a future date. Contract liabilities are classified as current or long-term based on the timing of contract obligation. As of March 31, 2024, we had unearned revenue of $1.8 million, which is included in accrued liabilities on the consolidated balance sheet. Unearned revenue was $0.1 million and $0.2 million as of March 31, 2023 and 2022, respectively. Unearned revenue was $0.4 million as of April 1, 2021.

Advertising Costs

We expense advertising costs as they are incurred in selling and marketing expenses of operating expenses. Marketplace advertising costs are expensed as they are incurred and recorded in cost of revenues. For the years ended March 31, 2024, 2023, and 2022, we incurred advertising expenses of $1,149,596, $1,355,179, and $1,823,060, respectively, of which $384,002, $1,068,700, and $1,406,043 related to our ammunition segment. For the years ended March 31, 2024, 2023 and 2022 we incurred marketplace advertising expenses of $765,594, $286,479, and $417,017, respectively, in cost of revenues.

Fair Value of Financial Instruments

We measure options and warrants at fair value in accordance with Accounting Standards Codification 820 – Fair Value Measurement (“ASC 820”). The objective of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable.

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

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments.

In connection with our acquisition of Gemini, we used the Level 2 inputs in estimating the fair value of the transaction. Please refer to Note 16.

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

OUTDOOR HOLDING COMPANY

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

Leases

We determine if an arrangement is a lease at inception of the contract. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; instead, we recognize lease expense for these leases on a straight-line basis over the lease term. We do not account for lease components (e.g., fixed payments to use the underlying lease asset) separately from the non-lease components (e.g., fixed payments for common-area maintenance costs and other items that transfer a good or service). Some of our leases include variable lease payments, which primarily result from changes in consumer price and other market-based indices, which are generally updated annually, and maintenance and usage charges. These variable payments are excluded from the calculation of our lease assets and lease liabilities.

We utilize the interest rate implicit in the lease to determine the lease liability when the interest rate can be determined. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

Research and Development

To date, we have expensed all costs associated with developing our product specifications, manufacturing procedures, and products through our cost of revenues, as this work was done by the same employees who produced the finished product. We anticipate that it may become necessary to reclassify research and development costs into our operating expenses for reporting purposes as we begin to develop new technologies and lines of ammunition.

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the years ended March 31, 2024, 2023, and 2022, we recognized approximately $6.2 million, $9.8 million, and $14.6 million respectively, in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of revenues on our consolidated statement of operations.

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”), which requires the recognition of the cost of employee, director and non-employee services received in exchange for an award of equity over the period the employee, director or non-employee is required to perform the services in exchange for the award. Stock-based compensation is measured based on the grant-date fair value of the award. Stock-based compensation is recognized on a straight-line basis over the vesting periods and forfeitures are recognized in the periods they occur.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2024, 2023 and 2022, our bank account balances exceeded federally insured limits, however, we have not incurred losses related to these deposits.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 10, 2022, AMMO filed a Texas state court complaint against Expansion Industries pursing eight claims in pursuit of recovery of AMMO’s in primer acquisition deposit monies (i.e., Breach of Contract, Common Law Fraud, Violations of Texas Theft Liability Act, Conversion, Negligent Misrepresentation, Unjust Enrichment, Money Had and Received and Constructive Trust). AMMO moved aggressively to further the process, including successfully garnishing a portion of the deposit monies in Expansion bank accounts, filing a Motion for Summary Judgment, continuing to pursue written discovery, and amending the Complaint to add Expansion principal as an individual party. The putative primer manufacturer settled the two related lawsuits in September 2022 by repaying all deposit monies due AMMO, in addition to payment of principally all fees and costs incurred by us in pursuit of the resolution. The principal lawsuit and AMMO’s garnishment action against the defendant were dismissed with prejudice.

Along with countless other suppliers of Remington Outdoors, AMMO was served with an avoidance claim lawsuit by the bankruptcy trustee. AMMO presented substantial “ordinary course” defense evidence to the Trustee and the case was settled for a nominal sum in September 2022, with the lawsuit dismissed with prejudice.

AMMO was involved in three contract arbitration cases with adverse former employees. The first one involved an employee terminated for cause who was seeking contract wages and stock that was earned but clawed back upon his termination. In that case, the Company received a favorable ruling on a partial motion for summary judgment wherein the arbitrator ruled the employee had refused to return funds he received as reimbursement for invoices he never paid. The arbitrator granted the Company’s partially dispositive motion. The remaining claims went to an arbitration hearing in late September 2023. The arbitrator has entered an interim award as well as a supplemental briefing award fees. The parties have submitted their respective briefs on those issues. The arbitrator will enter the final award in June, 2024, which is not appealable.

The second case involved an employee who was terminated without cause wherein the former employee was seeking contract wages, commissions and allegedly earned common stock. The Company also received notice in October 2022 that an OSHA whistleblower complaint had been filed with the US Department of Labor by that same employee that had been terminated for cause. The regulatory filing was received after AMMO refused to capitulate to the former employee’s demands. AMMO has produced documents and submitted its position statement to OSHA and the matter is currently pending at the agency level. AMMO uncovered additional information through work with counsel and investigators and a supplemental response was provided to OHSA on or about July 10, 2023. The Company and the employee agreed to arbitrate the case. The parties reached a resolution of all outstanding claims in November 2023 and all claims have been dismissed.

The third case involved an employee who was terminated without cause wherein the former employee was seeking contract wages and commissions. The Company and the employee agreed to arbitrate the case in August 2023. The parties reached a resolution of all outstanding claims in January 2024 and all claims have been dismissed.

On April 30, 2023, director and stockholder Steve Urvan filed suit in the Delaware Court of Chancery (the"Delaware Court") against the Company, and certain AMMO directors, former directors, employees, former employees and consultants. Urvan’s claims include fraudulent inducement, unjust enrichment and violations of the Arizona Securities Act. The suit seeks a court order for partial rescission of the Merger and compensatory damages of not less than $140 million. The Company and named defendants are in alignment in all material respects and intend to vigorously defend Urvan’s claims. The Company has engaged Delaware Court litigation specialists to defend its interests in all respects in this case. The Company timely responded to the Urvan Complaint by filing a motion to dismiss.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 1, 2023, AMMO filed a separate lawsuit against Urvan in the Delaware Court alleging, among other things, that Urvan committed fraud in connection with the GunBroker.com sale, and that Urvan breached his indemnification obligations to AMMO after the sale. On September 11, 2023, the Delaware Court consolidated AMMO’s lawsuit against Urvan with Urvan’s lawsuit against AMMO and the individual defendants. On September 18, 2023, AMMO filed an amended complaint that added a claim against Urvan for breach of the Arizona Securities Act. Urvan moved to dismiss AMMO’s complaint in full. On December 18, 2023, the Delaware Court of heard argument on the parties’ motions to dismiss in the consolidated action. On February 27, 2024, the Delaware Court issued an opinion resolving all pending motions to dismiss. The Court dismissed Urvan’s aiding and abetting claims against the individual defendants, but it declined to dismiss Urvan’s other claims against the individuals and declined to dismiss Urvan’s claims against AMMO. The Delaware Court rejected Urvan’s motion to dismiss AMMO’s claims against him in its entirety. On May 8, 2024, the Delaware Court ordered a case schedule culminating in a five-day trial on July 28, 2025. For information about subsequent developments in this proceeding, see Note 23 "Subsequent Events."

On December 6, 2023, Steve Urvan initiated a separate action against the Company in his capacity as director under 8 Del. C. § 220(d) to inspect certain of the Company’s books and records (the “Books and Records Action”). In the Books and Records Action, Mr. Urvan alleges that the Company wrongfully refused to provide him with access to certain categories of documents following demands that he made on the Company on March 3, 2023 and November 9, 2023. The Company asserted as an affirmative defense that Mr. Urvan’s primary purpose for his demands is, among other things, to obtain documents to support his claims in the Delaware Plenary Litigation, in which discovery was then stayed. The court held a one-day trial on February 26, 2024 in Georgetown, Delaware. On February 27, 2024, the court in the Delaware Plenary Litigation issued an opinion that had the effect of lifting the discovery stay. On February 28, 2024, AMMO informed the judge presiding over the Books and Records Action that “[i]n AMMO’s view, the [Plenary Action] Opinion has effectively mooted this [Books and Records] action.” On April 9, 2024, AMMO began producing documents in response to Mr. Urvan’s demands pursuant to a Stipulation and Order Governing AMMO’s Document Productions. The court has not issued a post-trial ruling.

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a GunBroker.com (“GunBroker.com”) for breach of contract (the “MN Action”). In the MN Action, DCP alleges that GunBroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleges $100 million in damages. On February 7, 2024, GunBroker.com removed the MN Action to the United States District Court for the District of Minnesota. On February 14, 2024, GunBroker.com moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”). As of March 31, 2024, the Motion had been fully briefed, argued, and submitted to the court. GunBroker.com denies the allegations , and it plans to vigorously defend the claims asserted against it and assert counterclaims against DCP if and when it is required to answer.

We have accrued for contingencies totaling approximately $1.4 million for the year ended March 31, 2024. There were no other known contingencies as of March 31, 2024, 2023 and 2022.

Recent Adopted Accounting Pronouncements

We adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) and ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” in the current period. These policy changes did not result in a material effect on the Company’s financial statements.

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires specific disclosures for equity securities subject to contractual sale restrictions. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation. These reclassifications have no effect on the results of operations, stockholders' equity and cash flows as previously reported.

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In September 2024, a Special Committee of the Board of Directors initiated the Special Committee Investigation through independent legal counsel and independent forensic accountants. During the course of the Special Committee Investigation, the Special Committee discovered accounting and financial reporting errors that required restatement resulting primarily from (i) inaccurate valuation of, and accounting for share-based compensation awards to employees, non-employee directors, and other service providers, and shares issued in exchange for goods and services, (ii) inappropriate capitalization of certain share issuance costs, and (iii) inappropriate accounting for certain convertible notes and warrants issued by the Company. During the course of the Special Committee Investigation, the Special Committee also found that the Company had not properly disclosed certain executive officers, executive compensation and related party transactions. In conjunction with the restatement of the items above, we also made corresponding income tax adjustments to our consolidated financial statements as these balances were impacted by the aforementioned adjustments.

The accounting and financial reporting errors identified as part of the Special Committee Investigation and subsequent restatement preparation are described and summarized as follows:

Stock-based payments

The valuation and amortization of expense related to stock-based payments to employees and non-employee directors and shares issued to service providers in exchange for goods and services were historically calculated incorrectly. The Company previously accounted for stock-based payments using a grant date fair value that was discounted from the fair value under the incorrect interpretation that the shares were restricted. In addition, the determination of the grant date was incorrectly determined with respect to historically issued stock-based payments. The Company re-evaluated the grant date fair value of stock-based payments under ASC 718. Under ASC 718, the grant date is the date at which the grantor and grantee have a mutual understanding of the key terms and conditions of the stock-based compensation agreement. The Company reviewed all stock-based payment awards to ensure the correct grant date was identified going back to the year ending December 31, 2017. The Company then evaluated the grant date fair value of all stock-based payment awards. The Company used the publicly available closing price of its stock on the date nearest the grant date as this is considered the best indicator of value. Additional expense of $2,422,490 for the years ended March 31, 2017 through 2021 has been recognized in opening retained earnings on the consolidated balance sheet as it occurred in a period prior to the restated period presented.

The following table summarizes the impact to the consolidated statement of operations of the change in stock-based compensation expense by fiscal year:

Year ended March 31, 2021 (unaudited)	$4,192,414
Year ended March 31, 2022	1,422,138
Year ended March 31, 2023	4,141,364
Year Ended March 31, 2024	996,181

Equity issuance costs

In the fiscal years ending March 31, 2021 and 2022, the Company incorrectly capitalized costs associated with equity financings. The equity issuance costs did not meet the definition to be capitalized against proceeds. The Company determined that certain capitalized costs should have been expensed as incurred in general and administrative expenses in the consolidated statement of operations. After re-evaluation, the Company determined that the services provided by certain legal and investor relations service providers during financing events did not meet the definition of issuance costs as they were not specific incremental costs that were

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

directly attributable to the issuance of a debt or equity instrument. The Company recorded an adjustment to reclassify the issuance costs. The adjustment in the year ended March 31, 2021 has been recognized in opening retained earnings on the consolidated balance sheet as it occurred in a period prior to the restated period presented. The adjustment for the year ended March 31, 2022 is reflected as a reclassification from additional paid in capital on the consolidated balance sheet to corporate general and administrative expenses on the consolidated statement of operations.

The following table summarizes the impact to the consolidated statement of operations for the change in accounting for equity issuance costs:

Year ended March 31, 2021 (unaudited)	$981,620
Year ended March 31, 2022	6,438,872

Warrants

In the year ended March 31, 2018, the Company issued warrants and the resulting value and recognition of expense for those warrants was accounted for incorrectly. The warrant values were recalculated using a Black-Scholes option pricing model using the relevant inputs based on the terms of the respective warrant. The resulting expense of $606,237 has been reflected in opening retained earnings on the consolidated balance sheet as it occurred in a period prior to the restated period presented.

With respect to warrants issued in December 2021, the Company recorded expense in the periods the warrant vested; however, upon further review, the total warrants were earned upon signing the services agreement. The full value of the warrants issued should have been recorded upon signing of the agreement in December 2021. In conjunction with the restatement, the warrant was re-valued based on the contract date fair value. The impact to the consolidated statement of operations for the year ended March 31, 2022 was $692,099.

Convertible Notes

Accounting for convertible notes was historically incorrect. Management reviewed all previously issued convertible notes and determined that, historically, conversion options within the convertible note agreements were not accounted for correctly.

As a result of analyzing the convertible notes issued in the year ended March 31, 2019, management determined that a beneficial conversion feature should have been recognized and amortized to interest expense over the term of the convertible notes. The expense would have been fully recognized in periods prior to the restatement and has been recognized in retained earnings on the consolidated balance sheet. In addition, an inducement offer was made to the note holders. After review of the accounting treatment initially recorded, management determined that the fair value of the inducement offer was not calculated correctly. The inducement offer was recalculated by determining the difference between the fair value of all securities and consideration transferred and the fair value of the consideration issuable under the original conversion terms. The resulting expense from the recalculation of the inducement offer has been recognized in retained earnings on the consolidated balance sheet as it occurred in a period prior to the restated periods presented.

Convertible notes and warrants issued in the year ended March 31, 2020 were also evaluated for proper accounting treatment. These convertible notes were not accounted for correctly as the Company did not account for the beneficial conversion feature within the convertible notes and did not allocate the consideration received upon issuance of the notes between the convertible notes and the stock purchase warrants. Under the terms on the convertible note, because the number of shares that would potentially be issued upon conversion were inversely indexed to the price of the Company's Common Stock, the conversion option should have been accounted for separately from the debt host agreement and recorded as a conversion option liability. In addition, the warrants should have been recorded as a liability until the exercise price was set due to the exercise price being indexed to a price upon a future event. In connection with the restatement, the warrants were calculated as a standard forward-start option with unit strike and initial price using a Black-Scholes model assuming constant volatility and rates. The proceeds from the issuance of the convertible notes was then allocated to the conversion option and the warrants at their fair values. The fair values exceeded the total proceeds, therefore no value would have been recorded for the notes and the Company would have recorded a loss on a derivative liability in the year ended March 31, 2020. In the year ended March 31, 2021, when the convertible note matured, the conversion price of the convertible notes as well as the exercise price of the warrants were set. The convertible notes and warrant fair values were calculated as of the date of conversion. The fair value resulted in an additional loss on a derivative liability then the liabilities were reclassified into equity upon conversion. The result of the transactions is accounted for as an adjustment to the opening retained earnings on the consolidated balance sheet.

During the year ended March 31, 2021, the Company entered into a promissory note that was subsequently partially paid by converting a portion of the principal balance into shares of the Company's Common Stock. The extinguishment of debt was recorded incorrectly. Under ASC 470, Debt, an early extinguishment of debt is accounted for by recognizing a gain or loss on the difference between the reacquisition price of the debt and the net carrying amount of the debt. The fair value of the Common Stock issued to extinguish the debt was greater than the principal balance being repaid resulting in a loss on extinguishment. This loss is reflected in the opening retained earnings on the consolidated balance sheet.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total expense reflected in opening retained earnings on the consolidated balance sheet for all convertible note transactions is $6,024,240.

Related party transactions

Historically, the disclosure of related party transactions was omitted or not fully or accurately disclosed in the Company's financial statements. The Company performed an in-depth review and assessment of its related party transactions and the disclosure of such transactions in the affected periods. The Company determined that there were missing related party transaction disclosures which have been included in the related party footnotes (see Note 12, "Notes Payable - Related Party" and Note 18, "Related Party Transactions").

Summary of the Cumulative Effect of Restatement Adjustments to Previously Reported Beginning Retained Earnings

April 1,2021
Retained earnings, as previously reported	$(41,819,539)
Restatement adjustments:
Share-based compensation	(6,614,904)
Warrants	(606,237)
Convertible notes	(6,024,240)
Other(1)	(6,478,136)
Income taxes	—
Cumulative impact of restatement adjustments	(19,723,517)
Retained earnings at March 31, 2021, as restated	$(61,543,056)

(1) Includes adjustments for licenses, patents, business acquisitions and equity issuance costs

Summary of the Effect of the Restatement of the Company’s Financial Statements

The following tables set forth the restatement of the Company’s consolidated balance sheets as of March 31, 2024, 2023, and 2022, and its consolidated statements of operations for the fiscal years ended March 31, 2024, 2023, and 2022:

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

	As of March 31, 2024
		Adjustments
	As Previously Reported	Stock Based Payments	Equity Issuance Costs	Convertible Notes	Warrants	Acquisition	Other	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$55,586,441	$-	$-	$-	$-	$-	$-	$55,586,441
Accounts receivable, net	28,221,321	-	-	-	-	-	-	28,221,321
Inventories	45,563,334	-	-	-	-	-	-	45,563,334
Prepaid expenses	2,154,170	-	-	-	-	-	-	2,154,170
Current portion of restricted cash	-	-	-	-	-	-	-	-
Total current assets	131,525,266	-	-	-	-	-	-	131,525,266

Equipment, net	58,082,040	-	-	-	-	-	-	58,082,040

Other assets:
Deposits	349,278	-	-	-	-	-	-	349,278
Patents, net	4,539,290	-	-	-	-	-	216,716	4,756,006
Other intangible assets, net	111,049,067	-	-	-	-	-	-	111,049,067
Goodwill	90,870,094	-	-	-	-	-	-	90,870,094
Right of use assets - operating leases	2,000,093	-	-	-	-	-	-	2,000,093
Deferred income tax asset	1,487,088	-	-	-	-	-	2,920,403	4,407,491
TOTAL ASSETS	$399,902,216	$0	$0	$0	$0	$0	$3137119	$403,039,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,156,495	$-	$-	$-	$-	$-	$-	$23,156,495
Accrued liabilities	7,030,667	-	-	-	-	-	34,777	7,065,444
Current portion of operating lease liability	479,651	-	-	-	-	-	-	479,651
Note payable related party	-	-	-	-	-	-	-	-
Current portion of construction note payable	273,459	-	-	-	-	-	-	273,459
Insurance premium note payable	-	-	-	-	-	-	-	-
Total current liabilities	30,940,272	-	-	-	-	-	34,777.00	30,975,049

Long-term liabilities:
Contingent consideration payable	59,838	-	-	-	-	-	-	59,838
Income tax payable	-	-	-	-	-	-	1,609,520	1,609,520
Construction note payable, net of unamortized issuance costs	10,735,241	-	-	-	-	-	-	10,735,241
Operating lease liability, net of current portion	1,609,836	-	-	-	-	-	-	1,609,836
Deferred income tax liability	-	-	-	-	-	-	-	-
Total liabilities	43,345,187	-	-	-	-	-	1,644,297	44,989,484

Shareholders’ equity:
Series A cumulative perpetual preferred Stock	1,400	-	-	-	-	-	-	1,400
Common stock	119,181	-	-	-	-	-	-	119,181
Additional paid-in capital	396,730,170	13,174,586	7,420,492	6,024,240	1,298,336	5,225,000	653,000	430,525,824
Accumulated deficit	(37,620,566)	(13,174,586)	(7,420,492)	(6,024,240)	(1,298,336)	(5,225,000)	839,822	(69,923,398)
Treasury stock	(2,673,156)	-	-	-	-	-	-	(2,673,156)
Total shareholders’ equity	356,557,029	-	-	-	-	-	1,492,822	358,049,851
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$399,902,216	$-	$-	$-	$-	$-	$3,137,119	$403,039,335

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2023
		Adjustments
	As Previously Reported	Stock Based Payments	Equity Issuance Costs	Convertible Notes	Warrants	Acquisitions	Other	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$39,134,027	$-	$-	$-	$-	$-	$-	$39,134,027
Accounts receivable, net	29,346,380	-	-	-	-	-	-	29,346,380
Inventories	54,344,819	-	-	-	-	-	-	54,344,819
Prepaid expenses	5,126,667	-	-	-	-	-	-	5,126,667
Current portion of restricted cash	500,000	-	-	-	-	-	-	500,000
Total current assets	128,451,893	-	-	-	-	-	-	128,451,893

Equipment, net	55,963,255	-	-	-	-	-	-	55,963,255

Other assets:
Deposits	7,028,947	-	-	-	-	-	-	7,028,947
Patents, net	5,032,754	-	-	-	-	-	264,000	5,296,754
Other intangible assets, net	123,726,810	-	-	-	-	-	-	123,726,810
Goodwill	90,870,094	-	-	-	-	-	-	90,870,094
Right of use assets - operating leases	1,261,634	-	-	-	-	-	-	1,261,634
Deferred income tax asset	-	-	-	-	-	-	595,756	595,756
TOTAL ASSETS	$412,335,387	$-	$-	$-	$-	$-	$859,756	$413,195,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,079,397	$-	$-	$-	$-	$-	$-	$18,079,397
Accrued liabilities	4,353,354	-	-	-	-	-	34,778	4,388,132
Current portion of operating lease liability	470,734	-	-	-	-	-	-	470,734
Note payable related party	180,850	-	-	-	-	-	-	180,850
Current portion of construction note payable	260,429	-	-	-	-	-	-	260,429
Insurance premium note payable	2,118,635	-	-	-	-	-	-	2,118,635
Total current liabilities	25,463,399	-	-	-	-	-	34,778	25,498,177

Long-term liabilities:
Contingent consideration payable	140,378	-	-	-	-	-	-	140,378
Income tax payable	-	-	-	-	-	-	1,609,520	1,609,520
Construction note payable, net of unamortized issuance costs	10,922,443	-	-	-	-	-	-	10,922,443
Operating lease liability, net of current portion	903,490	-	-	-	-	-	-	903,490
Deferred income tax liability	2,309,592	-	-	-	-	-	(2,309,592)	-
Total liabilities	39,739,302	-	-	-	-	-	(665,294)	39,074,008

Shareholders’ equity:
Series A cumulative perpetual preferred Stock	1,400	-	-	-	-	-	-	1,400
Common stock	118,294	-	-	-	-	-	-	118,294
Additional paid-in capital	391,940,374	12,178,405	7,420,492	6,024,240	1,298,336	5,225,000	653,000	424,739,847
Accumulated deficit	(18,941,825)	(12,178,405)	(7,420,492)	(6,024,240)	(1,298,336)	(5,225,000)	872,050	(50,216,248)
Treasury stock	(522,158)	-	-	-	-	-	-	(522,158)
Total shareholders’ equity	372,596,085	-	-	-	-	-	1,525,050	374,121,135
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$412,335,387	$-	$-	$-	$-	$-	$859,756	$413,195,143

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2022
		Adjustments
	As Previously Reported	Stock Based Payments	Equity Issuance Costs	Convertible Notes	Warrants	Acquisition	Other	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$23,281,475	$-	$-	$-	$-	$-	$-	$23,281,475
Accounts receivable, net	43,955,084	-	-	-	-	-	-	43,955,084
Due from related parties	15,000							15,000
Inventories	59,016,152	-	-	-	-	-	-	59,016,152
Prepaid expenses	3,423,925	-	-	-	-	-	-	3,423,925
Current portion of restricted cash	-	-	-	-	-	-	-	-
Total current assets	129,691,636	-	-	-	-	-	-	129,691,636

Equipment, net	37,637,806	-	-	-	-	-	-	37,637,806
								-
Other assets:								-
Deposits	11,360,322	-	-	-	-	-	-	11,360,322
Patents, net	5,526,218	-	-	-	-	-	311,284	5,837,502
Other intangible assets, net	136,300,387	-	-	-	-	-	-	136,300,387
Goodwill	90,870,094	-	-	-	-	-	-	90,870,094
Right of use assets - operating leases	2,791,850	-	-	-	-	-	-	2,791,850
Deferred income tax asset	-	-	-	-	-	-	1,350,868	1,350,868
TOTAL ASSETS	$414,178,313	$-	$-	$-	$-	$-	$1,662,152	$415,840,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,817,083	$-	$-	$-	$-	$-	$-	$26,817,083
Factoring liability	485,671	-	-	-	-	-	-	485,671
Accrued liabilities	6,178,814	-	-	-	-	-	34,778	6,213,592
Inventory credit facility	825,675	-	-	-	-	-	-	825,675
Current portion of operating lease liability	831,429	-	-	-	-	-	-	831,429
Current portion of note payable related party	684,639	-	-	-	-	-	-	684,639
Total current liabilities	35,823,311	-	-	-	-	-	34,778	35,858,089

Long-term liabilities:
Contingent consideration payable	204,142	-	-	-	-	-	-	204,142
Income tax payable	-	-	-	-	-	-	1,609,520	1,609,520
Notes payable related party, net of current portion	181,132	-	-	-	-	-	-	181,132
Construction note payable, net of unamortized issuance costs	38,330	-	-	-	-	-	-	38,330
Operating lease liability, net of current portion	2,091,351	-	-	-	-	-	-	2,091,351
Deferred income tax liability	1,536,481	-	-	-	-	-	(1,536,481)	-
Total liabilities	39,874,747	-	-	-	-	-	107,817	39,982,564

Shareholders’ equity:
Series A cumulative perpetual preferred Stock	1,400	-	-	-	-	-	-	1,400
Common stock	116,487	0	-	-	-	-	-	116,487
Additional paid-in capital	385,426,431	8,037,042	7,420,492	6,024,240	1,298,336	5,225,000	653,000	414,084,541
Accumulated deficit	(11,240,752)	(8,037,042)	(7,420,492)	(6,024,240)	(1,298,336)	(5,225,000)	901,335	(38,344,527)
Treasury stock	-	-	-	-	-	-	-	-
Total shareholders’ equity	374,303,566	-	-	-	-	-	1,554,335	375,857,901
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$414,178,313	$-	$-	$-	$-	$-	$1,662,152	$415,840,465

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

	Fiscal Year Ended March 31, 2024
		Adjustments
	As Previously Reported	Stock Based Payments	Other	As Restated
Net revenues
Ammunition sales	$69,390,801	$-	$-	$69,390,801
Marketplace revenue	53,942,076	-	-	53,942,076
Casing sales	21,721,695	-	-	21,721,695
Total revenues	145,054,572	-	-	145,054,572

Cost of revenues	102,431,803	-	47,284	102,479,087
Gross profit	42,622,769	-	(47,284)	42,575,485

Operating expenses
Selling and marketing	1,370,079	-	-	1,370,079
Corporate general and administrative	29,583,274	-	-	29,583,274
Employee salaries and related expenses	16,703,822	996,180	-	17,700,002
Depreciation and amortization expense	13,542,791	-	-	13,542,791
Total operating expenses	61,199,966	996,180	-	62,196,146
Loss from operations	(18,577,197)	(996,180)	(47,284)	(19,620,661)

Other expenses
Other income	(332,593)	-	-	(332,593)
Interest expense	(446,473)	-	-	(446,473)
Total other expense	(779,066)	-	-	(779,066)

Loss before income taxes	(19,356,263)	(996,180)	(47,284)	(20,399,727)

Provision for income taxes	(3,791,063)	-	(15,055)	(3,806,118)

Net loss	(15,565,200)	(996,180)	(32,229)	(16,593,609)

Preferred stock dividend	(3,122,049)	-	-	(3,122,049)

Net loss attributable to common stock shareholders	$(18,687,249)	$(996,180)	$(32,229)	$(19,715,658)

Net loss per share
Basic	$(0.16)			$(0.17)
Diluted	$(0.16)			$(0.17)

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended March 31, 2023
		Adjustments
	As Previously Reported	Stock Based Payments	Other	As Restated
Net revenues
Ammunition sales	$114,116,044	$-	$-	$114,116,044
Marketplace revenue	63,149,673	-	-	63,149,673
Casing sales	14,174,084	-	-	14,174,084
Total revenues	191,439,801	-	-	191,439,801

Cost of revenues	136,031,204	-	47,284	136,078,488
Gross profit	55,408,597	-	(47,284)	55,361,313

Operating expenses
Selling and marketing	4,729,540	-	-	4,729,540
Corporate general and administrative	24,980,079	-	-	24,980,079
Employee salaries and related expenses	15,679,135	4,141,363	-	19,820,498
Depreciation and amortization expense	13,278,762	-	-	13,278,762
Total operating expenses	58,667,516	4,141,363	-	62,808,879
Loss from operations	(3,258,919)	(4,141,363)	(47,284)	(7,447,566)

Other expenses
Other income	25,181	-	-	25,181
Interest expense	(632,062)	-	-	(632,062)
Total other expense	(606,881)	-	-	(606,881)

Loss before income taxes	(3,865,800)	(4,141,363)	(47,284)	(8,054,447)

Provision for income taxes	730,238	-	(17,999)	712,239

Net loss	(4,596,038)	(4,141,363)	(29,285)	(8,766,686)

Preferred stock dividend	(3,105,034)	-	-	(3,105,034)

Net loss attributable to common stock shareholders	$(7,701,072)	$(4,141,363)	$(29,285)	$(11,871,720)

Net loss per share
Basic	$(0.07)			$(0.10)
Diluted	$(0.07)			$(0.10)

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended March 31, 2022
		Adjustments
	As Previously Reported	Stock Based Payments	Equity Issuance Costs	Warrants	Other	As Restated
Net revenues
Ammunition sales	$161,459,025	$-	$-	$-	$-	$161,459,025
Marketplace revenue	64,608,516	-	-	-	-	64,608,516
Casing sales	14,201,625	-	-	-	-	14,201,625
Total revenues	240,269,166	-	-	-	-	240,269,166

Cost of revenues	151,505,657	-	-	-	47,284	151,552,941
Gross profit	88,763,509	-	-	-	(47,284)	88,716,225

Operating expenses
Selling and marketing	7,310,216	-	-	-	-	7,310,216
Corporate general and administrative	16,986,344	3,168	6,438,872	692,099	-	24,120,483
Employee salaries and related expenses	13,615,439	1,418,969	-	-	-	15,034,408
Depreciation and amortization expense	13,702,148	-	-	-	22,917	13,725,065
Total operating expenses	51,614,147	1,422,137	6,438,872	692,099	22,917	60,190,172
Income/(loss) from operations	37,149,362	(1,422,137)	(6,438,872)	(692,099)	(70,201)	28,526,053

Other expenses
Other income	21,840	-	-	-	-	21,840
Interest expense	(637,797)	-	-	-	-	(637,797)
Total other expense	(615,957)	-	-	-	-	(615,957)

Income/(loss) before income taxes	36,533,405	(1,422,137)	(6,438,872)	(692,099)	(70,201)	27,910,096

Provision for income taxes	3,285,969	-	-	-	(1,243,051)	2,042,918

Net income/(loss)	33,247,436	(1,422,137)	(6,438,872)	(692,099)	1,172,850	25,867,178

Preferred stock dividend	(2,668,649)	-	-	-	-	(2,668,649)

Net income/(loss) attributable to common stock shareholders	$30,578,787	$(1,422,137)	$(6,438,872)	$(692,099)	$1,172,850	$23,198,529

Net income/(loss) per share
Basic	$0.27					$0.21
Diluted	$0.27					$0.20

Consolidated Statements of Stockholders' Equity

The following tables present the Additional Paid-In Capital ("APIC") as previously reported, restatement adjustments and the APIC as restated for the years ended March 31, 2024, 2023 and 2022.

	As Previously Reported	Reclassification	Current Period Adjustment	As Restated

Employee stock awards	$4,080,170	$203,000	$996,181	$5,279,351
Stock grants	203,000	(203,000)	-	-

	As Previously Reported	Reclassification	Current Period Adjustment	As Restated

Employee stock awards	$5,806,003	$179,094	$4,141,363	$10,126,460
Stock grants	179,094	(179,094)	-	-

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Previously Reported	Reclassification	Current Period Adjustment	As Restated

Acquisition stock issuances	$142,691,282	$-	$666,372	$143,357,654
Common stock issued for services and equipment	1,631,701	-	3,854,895	5,486,596
Employee stock awards	5,759,000	252,488	1,417,162	7,428,650
Stock grants	252,488	(252,488)	-	-
Issuance of Series A Preferred Stock, net of issuance costs	31,008,796	-	1,898,600	32,907,396
Warrants issued for services	1,090,076	-	692,099	1,782,175

Consolidated Statements of Cash Flow

	For the Year Ended March 31, 2024
		Adjustments
	As Previously Reported	Stock Based Payments	Other	As Restated
Cash flows from operating activities:
Net income/(loss)	$(15,565,200)	$(996,180)	$(32,229)	$(16,593,609)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	18,813,897	-	47,284	18,861,181
Debt discount amortization	83,253	-	-	83,253
Employee stock awards	4,285,108	996,180	-	5,281,288
Common stock purchase options	430,457	-	-	430,457
Contingent consideration payable fair value	(80,540)	-	-	(80,540)
Allowance for doubtful accounts	419,527	-	-	419,527
(Gain)/loss on disposal of assets	259,540	-	-	259,540
Reduction in right of use asset	476,252	-	-	476,252
Deferred income taxes	(3,796,680)	-	(15,055)	(3,811,735)
Changes in current assets and liabilities		-	-	-
Accounts receivable	705,532	-	-	705,532
Inventories	8,781,485	-	-	8,781,485
Prepaid expenses	4,028,696	-	-	4,028,696
Deposits	6,679,669	-	-	6,679,669
Accounts payable	5,077,098	-	-	5,077,098
Accrued liabilities	2,532,695	-	-	2,532,695
Operating lease liability	(499,448)	-	-	(499,448)
Net cash provided by operating activities	32,631,341	-	-	32,631,341

Cash flows from investing activities:
Purchase of property, plant, and equipment	(8,024,765)	-	-	(8,024,765)
Proceeds from disposal of assets	3,750	-	-	3,750
Net cash used in investing activities	(8,021,015)	-	-	(8,021,015)

Cash flows from financing activities:
Proceeds from factoring liability	37,252,869	-	-	37,252,869
Payments on factoring liability	(37,252,869)	-	-	(37,252,869)
Payments on note payable - related party	(180,850)	-	-	(180,850)
Payments on insurance premium note payment	(3,174,834)	-	-	(3,174,834)
Payments on construction note payable	(257,425)	-	-	(257,425)
Common stock issued for exercised warrants	76,200	-	-	76,200
Preferred stock dividends paid	(2,968,923)	-	-	(2,968,923)
Common stock repurchase plan	(2,152,080)	-	-	(2,152,080)
Net cash used in financing activities	(8,657,912)	-	-	(8,657,912)

Net increase/(decrease) in cash	15,952,414	-	-	15,952,414
Cash, beginning of period	39,134,027	-	-	39,134,027
Restricted cash, beginning of period	500,000	-	-	500,000
Cash and restricted cash, end of period	$55,586,441	$-	$-	$55,586,441
Restricted cash, end of period	$-	$-	$-	$-
Cash, end of period	$55,586,441	$-	$-	$55,586,441

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended March 31, 2023
		Adjustments
	As Previously Reported	Stock Based Payments	Other	As Restated
Cash flows from operating activities:
Net income/(loss)	$(4,596,038)	$(4,141,363)	$(29,285)	$(8,766,686)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	17,519,949	-	47,284	17,567,233
Debt discount amortization	83,253	-	-	83,253
Employee stock awards	5,986,873	4,141,363	-	10,128,236
Contingent consideration payable fair value	(63,764)	-	-	(63,764)
Allowance for doubtful accounts	191,299	-	-	191,299
Reduction in right of use asset	629,140	-	-	629,140
Warrants issued for services	213,819	-	-	213,819
Deferred income taxes	730,238	-	(17,999)	712,239
Changes in current assets and liabilities
Accounts receivable	14,417,405	-	-	14,417,405
Due to related parties	15,000	-	-	15,000
Inventories	4,671,333	-	-	4,671,333
Prepaid expenses	2,763,855	-	-	2,763,855
Deposits	4,306,375	-	-	4,306,375
Accounts payable	(8,694,813)	-	-	(8,694,813)
Accrued liabilities	(1,970,078)	-	-	(1,970,078)
Operating lease liability	(647,480)	-	-	(647,480)
Net cash provided by operating activities	35,556,366	-	-	35,556,366

Cash flows from investing activities:
Purchase of property, plant, and equipment	(12,541,325)	-	-	(12,541,325)
Net cash used in investing activities	(12,541,325)	-	-	(12,541,325)

Cash flows from financing activities:
Payments on inventory facility, net	(825,675)	-	-	(825,675)
Proceeds from factoring liability	71,348,761	-	-	71,348,761
Payments on factoring liability	(71,834,432)	-	-	(71,834,432)
Payments on note payable - related party	(684,921)	-	-	(684,921)
Payments on insurance premium note payment	(2,134,143)	-	-	(2,134,143)
Proceeds from construction note payable	1,000,000	-	-	1,000,000
Payments on construction note payable	(150,743)	-	-	(150,743)
Common stock issued for exercised warrants	101,506	-	-	101,506
Preferred stock dividends paid	(2,960,416)	-	-	(2,960,416)
Common stock repurchase plan	(522,426)	-	-	(522,426)
Net cash used in financing activities	(6,662,489)	-	-	(6,662,489)

Net increase/(decrease) in cash	16,352,552	-	-	16,352,552
Cash, beginning of period	23,281,475	-	-	23,281,475
Restricted cash, beginning of period	-	-	-	-
Cash and restricted cash, end of period	$39,634,027	$-	$-	$39,634,027
Restricted cash, end of period	$500,000	$-	$-	$500,000
Cash, end of period	$39,134,027	$-	$-	$39,134,027

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended March 31, 2022
		Adjustments
	As Previously Reported	Stock Based Payments	Equity Issuance Costs	Warrants	Other	As Restated
Cash flows from operating activities:
Net income/(loss)	$33,247,436	$(1,422,137)	$(6,438,872)	$(692,099)	$1,172,850	$25,867,178
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	17,339,093	-	-	-	70,201	17,409,294
Debt discount amortization	38,330	-	-	-	-	38,330
Employee stock awards	6,011,488	1,418,969	-	-	-	7,430,457
Stock for services	4,200	3,168	5,352,500	-	-	5,359,868
Contingent consideration payable fair value	(385,750)	-	-	-	-	(385,750)
Allowance for doubtful accounts	2,748,250	-	-	-	-	2,748,250
(Gain)/loss on disposal of assets	(12,044)	-	-	-	-	(12,044)
Reduction in right of use asset	720,491	-	-	-	-	720,491
Warrants issued for services	718,045	-	-	692,099	-	1,410,144
Deferred income taxes	1,536,481	-	-	-	(1,243,051)	293,430
Changes in current assets and liabilities
Accounts receivable	(20,707,052)	-	-	-	-	(20,707,052)
Due to related parties	657	-	-	-	-	657
Inventories	(43,149,234)	-	-	-	-	(43,149,234)
Prepaid expenses	1,996,287	-	-	-	-	1,996,287
Deposits	(8,826,504)	-	-	-	-	(8,826,504)
Accounts payable	9,930,191	-	-	-	-	9,930,191
Accrued liabilities	2,374,686	-	-	-	-	2,374,686
Operating lease liability	(732,468)	-	-	-	-	(732,468)
Net cash provided by operating activities	2,852,583	-	(1,086,372)	-	-	1,766,211

Cash flows from investing activities:
Gemini acquisition	(50,517,840)	-	-	-	-	(50,517,840)
Purchase of property, plant, and equipment	(19,218,982)	-	-	-	-	(19,218,982)
Proceeds from disposal of assets	59,800	-	-	-	-	59,800
Net cash used in investing activities	(69,677,022)	-	-	-	-	(69,677,022)

Cash flows from financing activities:
Payments on inventory facility, net	(265,422)	-	-	-	-	(265,422)
Proceeds from factoring liability	121,488,045	-	-	-	-	121,488,045
Payments on factoring liability	(122,844,562)	-	-	-	-	(122,844,562)
Payments on assumed debt from Gemini	(50,000,000)	-	-	-	-	(50,000,000)
Payments on note payable - related party	(625,147)	-	-	-	-	(625,147)
Payments on insurance premium note payment	(2,208,369)	-	-	-	-	(2,208,369)
Payments on note payable	(4,000,000)	-	-	-	-	(4,000,000)
Sale of preferred stock	35,000,000	-	-	-	-	35,000,000
Common stock issued for exercised warrants	943,907	-	-	-	-	943,907
Common stock issuance costs	(3,199,922)	-	3,199,922	-	-	-
Preferred stock issuance costs	-	-	(2,113,550)	-	-	(2,113,550)
Preferred stock dividends paid	(2,524,087)	-	-	-	-	(2,524,087)
Net cash used in financing activities	(28,235,557)	-	1,086,372	-	-	(27,149,185)

Net increase/(decrease) in cash	(95,059,996)	-	-	-	-	(95,059,996)
Cash, beginning of period	118,341,471	-	-	-	-	118,341,471
Restricted cash, beginning of period	-	-	-	-	-	-
Cash and restricted cash, end of period	$23,281,475	$-	$-	$-	$-	$23,281,475
Restricted cash, end of period	$-	$-	$-	$-	$-	$-
Cash, end of period	$23,281,475	$-	$-	$-	$-	$23,281,475

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INCOME/(LOSS) PER COMMON SHARE

We calculate basic income/(loss) per share using the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), the exercise of warrants (using the if-converted method) and the vesting of restricted stock unit awards.

	For the Year Ended March 31,
	2024	2023	2022
	(As Restated)	(As Restated)	(As Restated)
Numerator:
Net income/(loss)	$(16,593,609)	$(8,766,686)	$25,867,178
Less: Preferred stock dividends	(3,122,049)	(3,105,034)	(2,668,649)
Net income/(loss) attributable to common stockholders	$(19,715,658)	$(11,871,720)	$23,198,529

Denominator:
Weighted average shares of common stock - basic	118,249,486	117,177,885	112,328,680
Effect of dilutive common stock purchase warrants	-	-	2,121,302
Effect of dilutive equity incentive awards	-	-	375,853
Weighted average shares of common stock - Diluted	118,249,486	117,177,885	114,825,835

Basic earnings per share:
Income/(loss) per share attributable to common stockholders - basic	$(0.17)	$(0.10)	$0.21

Diluted earnings per share:
Income/(loss) per share attributable to common stockholders - diluted	$(0.17)	$(0.10)	$0.20

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders:

	For the Year Ended March 31,
	2024	2023	2022
	(As Restated)	(As Restated)	(As Restated)
Common stock options	175,000	-	-
Non-vested stock awards	1,540,524	2,204,659	2,735,226
Warrants	1,808,870	2,560,986	150,000
Total shares excluded from net income (loss) per share attributable to common stockholders	3,524,394	4,765,645	2,885,226

NOTE 5 – ACCOUNTS RECEIVABLE

Our net accounts receivable are summarized as follows:

	March 31, 2024	March 31, 2023	March 31, 2022
Accounts receivable	$31,887,399	$32,592,931	$47,010,336
Less: allowance for credit losses	(3,666,078)	(3,246,551)	(3,055,252)
	$28,221,321	$29,346,380	$43,955,084

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents a reconciliation of our allowance for credit losses for the periods presented:

March 31, 2021	$148,540
Increase in allowance	2,903,304
Write-off of uncollectible amounts	(12,703)
Purchase accounting	16,111
March 31, 2022	3,055,252
Increase in allowance	2,160,323
Write-off of uncollectible amounts	(1,969,024)
March 31, 2023	3,246,551
Increase in allowance	1,530,891
Write-off of uncollectible amounts	(1,111,364)
March 31, 2024	$3,666,078

NOTE 6 – INVENTORIES

At March 31, 2024, March 31, 2023, and March 31, 2022, the inventory balances are composed of:

	March 31, 2024	March 31, 2023	March 31, 2022
Finished product	$11,055,061	$14,362,514	$6,167,318
Raw materials	24,158,244	23,898,596	33,924,813
Work in process	10,350,029	16,083,709	18,924,021

	$45,563,334	$54,344,819	$59,016,152

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2024, March 31, 2023, and March 31, 2022:

	March 31, 2024	March 31, 2023	March 31, 2022
Leasehold Improvements	$257,009	$257,009	$257,009
Building and Improvements	29,143,445	28,623,329	—
Furniture and Fixtures	439,990	384,650	343,014
Vehicles	153,254	153,254	153,254
Equipment	45,467,137	40,233,186	32,524,850
Tooling	143,710	143,710	143,710
Construction in Progress	2,785,616	734,781	14,335,371
Total property and equipment	$78,390,161	$70,529,919	$47,757,208
Less accumulated depreciation	(20,308,121)	(14,566,664)	(10,119,402)
Net property and equipment	$58,082,040	$55,963,255	$37,637,806

Depreciation expense for the years ended March 31, 2024, 2023, and 2022 totaled $5,751,023, $4,452,908, and $4,266,126, respectively. Of these totals $4,777,642, $3,747,723, and $3,101,929 were included in cost of revenues for the years ending March 31, 2024, 2023, and 2022. Additionally, $973,381, $705,185, and $1,164,197, respectively were included in depreciation and amortization expenses in operating expenses.

NOTE 8 – REVOLVING LOAN

On December 29, 2023, we entered into a Loan and Security Agreement (the “Sunflower Agreement”) by and among the Company and other borrowers party to the Agreement (collectively, the “Borrower”), the lenders party thereto (collectively, the “Lenders”) and Sunflower Bank, N.A., as administrative agent and collateral agent (the “Agent”). Capitalized terms used but not otherwise defined in this Note 8 have the same definitions given to such terms in the Sunflower Agreement under the terms of the Sunflower Agreement, the Lenders have provided to the Borrower a revolving loan in the principal amount of the lesser of (a) $20,000,000 (the “Total Commitment Amount”) and (b) the Borrowing Base (a formula based on certain amounts owed to Borrower for goods sold or services provided and eligible inventory) (the “Revolving Loan”). The proceeds of loans under the Sunflower Agreement may be used for working capital, general corporate purposes, Permitted Acquisitions, to pay fees and expenses incurred in

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

connection with the Revolving Loan, to facilitate Borrower’s stock repurchase program and to fund Borrower’s general business requirements.

The Revolving Loan bears interest at a rate of the greater of (x) 3.50% (the “Floor Rate”) and (y) Term SOFR, plus 3.00% (the “Revolving Facility Applicable Rate”) and is computed on the basis of a 360-day year for the actual number of days elapsed. Except in an Event of Default (as defined below), Advances under the Revolving Loan shall bear interest, on the outstanding Daily Balance thereof, at the Revolving Facility Applicable Rate. Interest is due and payable on the first calendar day of each month during the term of the Sunflower Agreement. The Borrower is also obligated to pay to the Agent, for the ratable benefit of Lenders, an origination fee, Prepayment Fee, unused facility fee, collateral monitoring fee and Lender Expenses.

The Borrower may borrow, repay and re-borrow under the Revolving Loan until December 29, 2026 (the “Maturity Date”), at which time the commitments will terminate and all outstanding loans, together with all accrued and unpaid interest, must be repaid. If the Revolving Loan is refinanced by another lender prior to the Maturity Date, an additional fee payable concurrently with such refinancing in an amount equal to (i) three percent (3.0%) of the Total Commitment Amount, if such financing occurs after the Closing Date but on or prior to the first anniversary of the Closing Date, (ii) two percent (2.0%) of the Total Commitment Amount, if such refinancing occurs after the first anniversary of the Closing Date but on or prior to the second anniversary of the Closing Date, and (iii) one percent (1.0%) of the Total Commitment Amount, if such refinancing occurs after the second anniversary of the Closing Date but on or prior to the third anniversary of the Closing Date (the “Prepayment Fee”).

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

NOTE 9 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account by account basis. The twenty-four month agreement contained a maximum advance amount of $5,000,000 on 85% of eligible accounts and had an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement provided for a fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement were secured by present and future accounts receivables and related assets, inventory, and equipment. The Company had the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provided the Company with the ability to convert our account receivables into cash. We did not have an outstanding balance on our Factoring liability as of March 31, 2024 and March 31, 2023, and our balance was $485,671 as of March 31, 2022. Interest expense recognized on the Factoring Liability for the year ended March 31, 2024 was $185,319, including $62,500 of amortization of the commitment fee, for the year ended March 31, 2023, $153,646, including $37,500 of amortization of the commitment fee, for the year ended March 31, 2022, $327,746, including $100,000 of amortization of the commitment fee.

On June 17, 2021, this agreement was amended to extend the maturity date to June 17, 2025.

On November 29, 2023, we provided FSW notice of termination of the agreement. The agreement terminated on December 29, 2023. We recognized an expense of $281,108 in relation to the termination of the agreement with FSW.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INVENTORY CREDIT FACILITY

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement (the "Inventory Credit Agreement") with FSW. Pursuant to the Inventory Credit Agreement, FSW agreed to establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. The twenty-four month agreement secured by our inventory, among other assets, contained a maximum loan amount of $1,750,000 on eligible inventory and had an annualized interest rate of the greater of the three-month LIBOR rate plus 3.09% or 8%. The agreement contained a fee of 2% of the maximum loan amount ($35,000) assessed to the Company. On July 31, 2020, the Company amended the Revolving Loan and Security Agreement to increase the maximum inventory loan amount to $2,250,000. No outstanding balance remained as of March 31, 2024 and March 31, 2023. As of March 31, 2022, the outstanding balance of the Inventory Credit Facility was $825,675. There was no interest expense recognized on the Inventory Credit Facility for the year ended March 31, 2024. Interest expense for the year ended March 31, 2023 was $6,580, and for the year ended March 31, 2022 was $40,940, including $8,561 of amortization of the annual fee.

On November 29, 2023, we provided FSW notice of termination of the agreement. The agreement terminated on December 29, 2023.

NOTE 11 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale, AZ, Atlanta and Marietta, GA, and Manitowoc, WI under contracts we classify as operating leases. None of our leases are financing leases. The Scottsdale lease has been extended through 2029 and does not include a renewal option. This extension resulted in an increase to our right of use assets on the consolidated balance sheet by $738,459.

In August of 2021, we extended the lease of our Atlanta offices through May of 2027, and as a result, we increased our right of use assets and operating lease liabilities on our consolidated balance sheet by $501,125 at September 30, 2021. In January of 2022, we extended the lease of our second Manitowoc, WI location and increased our right of use assets and operating lease liabilities on the consolidated balance sheet by $308,326.

We terminated our lease agreement in Marietta, GA during the year ended March 31, 2024 and decreased our right of use asset and operating lease liabilities on the consolidated balance sheet by $38,185. We also terminated our lease agreement in our first Manitowoc, WI location during the year ended March 31, 2023 and, accordingly, we decreased our right of use assets and operating lease liabilities on the consolidated balance sheet by $901,076.

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

The weighted average remaining lease term and weighted average discount rate for operating leases were 4.0 years and 10.0%, respectively at March 31, 2024, were 3.3 years and 10.0%, respectively at March 31, 2023, and were 3.5 years and 10.0%, respectively at March 31, 2022.

Future minimum lease payments under non-cancellable leases as of March 31, 2024 are as follows:

Years Ended March 31,
2025	$666,233
2026	665,069
2027	581,574
2028	379,067
2029	258,102
Total minimum lease payments	2,550,045
Less: Amount Representing Interest	(460,558)
Present value of minimum lease payments	$2,089,487

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – NOTES PAYABLE – RELATED PARTY

In connection with the acquisition of the casing division of Jagemann Stamping Company (“JSC”), a $10,400,000 promissory note was executed on March 14, 2019. The promissory note, under which $500,000 was paid on March 25, 2019 using funds raised for the acquisition, had a remaining balance at March 31, 2019 of $9,900,000. On April 30, 2019, the original due date of the note was subsequently extended to April 1, 2020. The note bears interest per annum at approximately 4.6% payable in arrears monthly. In May of 2019, the Company paid $1,500,000 on the balance of the note. The note is secured by all the equipment purchased from JSC. JSC owned at least five percent (5%) of our shares outstanding from March 2019 through March 16, 2021.

In October 2019, it was made apparent that certain equipment that was agreed to be delivered free and clear by the JSC was not achievable as JSC was not able to purchase equipment that JSC had leased. Accordingly, the remaining value of the promissory note was reduced by $2,596,200. As a result of the change to the purchase price of the transaction, the Company reduced equipment for a net value of $1,871,306, decreased other intangible assets by $766,068, increased accounts receivable by $31,924, and recorded an increase to deposits for $9,250 worth of equipment that the Company agreed to transfer back to JSC. Consequently, accumulated amortization has decreased by $159,530. Additionally, the Company entered into a lease to gain possession of the assets that were originally to be transferred.

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

As a result of the Settlement Agreement, the Company agreed to forgo $1,000,000 in Construction in Progress that the parties had previously agreed to exchange. As a result, the Company recognized a loss in operating expenses for the year ended March 31, 2021.

On November 5, 2020, the Company paid $6,000,000 to JSC allocated as follows: (i) payment in full of Note A, representing the balance due from the Company to JSC relating to the acquisition of Jagemann Munition Components in March 2019 and (ii) $592,982 remitted in partial payment of Note B, resulting in the parties’ execution of Amended Note B which has a starting principal balance of $1,687,664 (“Amended Note B”). The Amended Note B principal balance carries a 9% per annum interest rate and is amortized equally over the thirty-six (36) month term. As a result of the payment in full of Note A JSC shall release the accompanying security interest in Company assets which secured Note A. Concurrently, upon entry into Amended Note B, JSC and the Company entered into the First Amendment to General Business Security Agreement to reflect a revised list of collateral in which JSC has a security interest. The total interest expense recognized on Note A was $216,160 for the year ended March 31, 2021. The total interest expense recognized on the original Note B was $62,876 for the year ended March 31, 2021.

The Company paid off the balance of Amended Note B during the year ended March 31, 2024 and there was a balance of $180,850 at March 31, 2023 and $865,771 at March 31, 2022. The Company recognized $1,788, $48,665, and $110,518, in interest expense on Amended Note B for the years ended March 31, 2024, 2023, and 2022, respectively.

On January 22, 2021, the Company repurchased 1,000,000 shares of the Company’s Common Stock issued to JSC at a price of $1.50 per share pursuant to the Amended APA.

On November 5, 2020, the Company, entered into a promissory note with Lisa Kay, an immediate family member of Fred Wagenhals, the Company's Chief Executive Officer and Chairman of the Board of Directors at the time, for the principal sum of $4.0 million, which accrued interest at 12 % per annum. The promissory note had a maturity date of November 5, 2023. The Company recognized $66,667 in interest expense related to the promissory note for the year ended March 31, 2022. On May 21, 2021, the Company repaid the principal of the promissory note in full.

NOTE 13 – CONSTRUCTION NOTE PAYABLE

On October 14, 2021, we entered into a Construction Loan Agreement (the “Hiawatha Loan Agreement”) with Hiawatha National Bank (“Hiawatha”). The Hiawatha Loan Agreement specifies that Hiawatha may lend up to $11,625,000 to us to pay a portion

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the construction costs of an approximately 185,000 square foot manufacturing facility to be constructed on our property (the “Construction Loan”). The first advance of Construction Loan funds by Hiawatha was made on October 14, 2021 in the amount of $329,843. We received advances of Construction Loan funds approximately every month as our “owner’s equity” was fully funded into the ongoing new plant construction project. The Construction Loan is an advancing term loan and not a revolving loan so any portion of the principal repaid cannot be re-borrowed.

Additionally, on October 14, 2021, we issued a Promissory Note in favor of Hiawatha (the “Hiawatha Note”) in the amount of up to $11,625,000 with an interest rate of 4.5%. The maturity date of the Hiawatha Note is October 14, 2026. Under the terms of the Hiawatha Loan Agreement, we are required to make monthly payments of $64,620 which consists of principal and interest until the maturity date, at which time the remaining principal balance of the Construction Loan would become due.

We can prepay the Hiawatha Note in whole or in part starting in July 2022 with a prepayment premium of 1% of the principal being prepaid.

The Hiawatha Loan Agreement contains customary events of default including, but not limited to, a failure to make any payments pursuant to the Hiawatha Loan Agreement or Hiawatha Note, a failure to complete construction of the project, a lien of $100,000 or more against the property, or a transfer of the property without Hiawatha’s consent. Upon the occurrence of an event of default, among other remedies, the amounts due pursuant to the Construction Loan can be accelerated, Hiawatha can foreclose on the property pursuant to the mortgage, and a late charge of 5% of the amount due will be owed with all amounts then owed pursuant to the Hiawatha Note bearing interest at an increased rate.

We are required to maintain a debt service coverage ratio, as defined in the terms of the Hiawatha Loan Agreement, of not less than 1.25 to 1.00 for the period defined below and continuing to and including the maturity date. The debt service coverage ratio shall be tested on an annual basis, as of July 1, for each previous year. We maintained compliance under the Loan Agreement since its inception.

During the year ended March 31, 2022 there was less than $1.0 million of Construction Loan funds advanced. During the year ended March 31, 2023, approximately $11.2 million of Construction Loan funds were advanced including $1.0 million of cash collateral or restricted cash as security for the Construction Loan. We made $257,425 and $150,743 in principal payments for the year ended March 31, 2024 and March 31, 2023, respectively. The restricted cash can be released per the terms documented in the Loan Agreement. During the year ended March 31, 2023, $500,000 of restricted cash was released with $500,000 remaining restricted. During the year ended March 31, 2024, the remaining $500,000 of restricted cash was released, resulting in a zero balance for restricted cash as of March 31, 2024.

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

The Series A Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund. In the event of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holders of shares for the Series A Preferred Stock are entitled to be paid out of the Company’s assets legally available for distribution to its stockholders (i.e., after satisfaction of all the Company’s liabilities to creditors, if any) an amount equal to $25.00 per share of the Series A Preferred Stock, plus any amount equal to any accumulated and unpaid dividends to the date of payment before any distribution or payment may be made to holders of shares of Common Stock or any other class of or series of the Company’s capital stock ranking, as to rights to the distribution of assets upon any voluntary or involuntary liquidation, dissolution or winding up, junior to the Series A Preferred Stock.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Generally, the Series A Preferred Stock is not redeemable by the Company prior to May 18, 2026. However, upon a change of control or de-listing event (each as defined in the Certificate of Designations), the Company will have a special option to redeem the Series A Preferred Stock for a limited period of time.

On May 19, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with Alexander Capital, L.P., as representative of several underwriters (collectively, the “Underwriters”), relating to a firm commitment public offering of 1,097,200 newly issued shares of our Series A Preferred Stock at a public offering price of $25.00 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 45-day option to purchase up to an additional 164,580 shares of Series A Preferred Stock from us. The gross proceeds to us from the sale of 1,097,200 shares of Series A Preferred Stock, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, was $27,430,000. The closing of the offering took place on May 21, 2021.

On May 25, 2021, we entered into an additional underwriting agreement with Alexander Capital, L.P. relating to a firm commitment public offering of 138,220 newly issued shares of our Series A Preferred Stock at a public offering price of $25.00 per share. The closing of the offering took place on May 27, 2021. The gross proceeds to us from the sale of 138,220 shares of Series A Preferred Stock, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, were $3,455,500. Additionally, the Underwriters exercised its previously announced over-allotment option to purchase 164,580 shares of Series A Preferred Stock pursuant to the Underwriting Agreement. We closed the exercise of the over-allotment option on May 27, 2021. The gross proceeds from the exercise of the over-allotment option were $4,114,500, before deducting underwriting discounts and commissions.

The following is a summary of the dividends paid on the Series A Preferred Stock in the year ended March 31, 2024:

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2023	May 31, 2023	March 15, 2023 - June 14, 2023	June 15, 2023	$782,639	$0.55902778
August 15, 2023	August 31, 2023	June 15, 2023 - September 14, 2023	September 15, 2023	782,639	0.55902778
November 15, 2023	November 30, 2023	September 15, 2023 - December 14, 2023	December 15, 2023	774,132	0.55295140
February 6, 2024	February 29, 2024	December 15, 2023 - March 14, 2024	March 15, 2024	774,132	0.55295140

Preferred dividends accumulated as of March 31, 2024 were $144,618.

The following is a summary of the dividends paid on the Series A Preferred Stock in the year ended March 31, 2023:

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 12, 2022	May 31, 2022	March 15, 2022 - June 14, 2022	June 15, 2022	$782,639	$0.55902778
August 17, 2022	August 31, 2022	June 15, 2022 - September 14, 2022	September 15, 2022	782,639	0.55902778
November 18, 2022	November 30, 2022	September 15, 2022 - December 14, 2022	December 15, 2022	774,132	0.55295140
February 17, 2023	February 28, 2023	December 15, 2022 - March 14, 2023	March 15, 2023	765,625	0.54687500

Preferred dividends accumulated as of March 31, 2023 were $144,618.

The following is a summary of the dividends paid on the Series A Preferred Stock in the year ended March 31, 2022:

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
August 17, 2021	August 31, 2021	May 21, 2021 - June 30, 2021	September 15, 2021	$337,745	$0.24124653
November 17, 2021	November 30, 2021	July 1, 2021 - December 14, 2021	December 15, 2021	1,420,700	1.01475694
February 18, 2022	February 28, 2022	December 15, 2021 - March 14, 2022	March 15, 2022	765,642	0.54687500

Preferred dividends accumulated as of March 31, 2022 were $144,562.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of Common Stock with a par value of $0.001 per share.

We issued 20,000,000 shares in connection with our merger of Gemini Direct Investments, LLC valued at $142,691,282 in the year ended March 31, 2022.

2017 Equity Incentive Plan

In October 2017, our board of directors approved the 2017 Equity Incentive Plan ("2017 Plan"). Our 2017 Plan initially permitted the issuance of equity-based instruments covering up to a total of 485,000 shares of Common Stock. Our board of directors and stockholders approved an increase of 4,515,000 shares in October 2020 an additional increase of 1,000,000 shares in March 2023, and an additional increase of 3,000,000 shares in February 2024, bringing the total shares allowed under the plan to 9,000,000. As of March 31, 2024, there were 2,791,492 shares available to be issued under the 2017 Plan.

Warrants

We issued 431,080 shares to investors for exercised warrants valued for $943,907 in the year ended March 31, 2022. In addition, 374,584 shares were issued for cashless exercise of 443,110 warrants.

We issued 200,003 shares to investors for exercised warrants valued for $101,506 in the year ended March 31, 2023. In addition, 99,762 shares were issued for cashless exercise of 100,000 warrants.

We issued 31,750 shares to investors for exercised warrants valued for $76,200 in the year ended March 31, 2024.

At March 31, 2024, 2023, and 2022, outstanding and exercisable stock purchase warrants consisted of the following (as restated):

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2021	3,607,945	$2.31	3.24
Granted	300,000	0.01	3.92
Exercised	(874,190)	1.76	-
Forfeited or cancelled	-	-	-
Outstanding at March 31, 2022	3,033,755	$2.32	2.29
Exercisable at March 31, 2022	3,033,755	$2.32	2.29

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2022	3,033,755	2.32	2.29
Granted	150,000	0.01	4.50
Exercised	(300,003)	0.34	-
Forfeited or cancelled	(322,806)	2.00	-
Outstanding at March 31, 2023	2,560,946	$2.46	1.59
Exercisable at March 31, 2023	2,560,946	$2.46	1.59

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2023	2,560,946	$2.46	1.59
Exercised	(31,750)	2.40	-
Forfeited or cancelled	(720,366)	3.19	-
Outstanding at March 31, 2024	1,808,830	$2.16	1.09
Exercisable at March 31, 2024	1,808,830	$2.16	1.09

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024, we had 1,808,830 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.01 per share until March 2027; (2) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (3) warrants to purchase 1,244,108 shares of our Common Stock at an exercise price of $2.00 per share consisting of approximately 1% of the warrants until August 2024, and approximately 99% until February 2026; (4) warrants to purchase 77,500 shares of Common Stock at an exercise price of $2.40 until September 2024, and (5) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025.

We valued warrants and Common Stock purchase options issued for services at their respective grants dates during the years ended March 31, 2024, 2023, and 2022 using valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk free interest rate, volatility, and expected life.

	March 31, 2024	March 31, 2023	March 31, 2022
Risk free interest rate	4.1%	3.9%	1.2%
Expected volatility	66.8%	73.5%	54.3%
Expected term	5.8 years	5.0 years	5.0 years
Expected dividend yield	0.00	0.00	0.00

Options Granted

During the year ended March 31, 2023, we granted stock options (“Options”) to purchase 400,000 shares of our Common Stock to our Chief Executive Officer, of which (i) 100,000 Options vested on the July 24, 2023, and (ii) 300,000 Options shall vest in equal quarterly installments of 25,000 over three years beginning on September 30, 2023. The Options shall (a) be exercisable at an exercise price per share equal to the closing market price of the Company’s Common Stock on the date of the grant, (b) have a term of ten years, and (c) be on such other terms as shall be determined by the Board (or the Compensation Committee of the Board) and set forth in a customary form of stock option agreement under the 2017 Plan. We recognized $430,457 in expense related to the Options for year ended March 31, 2024.

Number of Options	400,000
Option Vesting Period	Up to 3 years
Per share grant price	$2.08
Dividend yield	-
Expected volatility	83.5%
Risk-free interest rate	4.13%
Expected life (years)	5.75
Weighted average fair value	$1.50

The following is a summary of our stock option activity during the year ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Outstanding, April 1, 2023	-	$-	$-	-
Granted	400,000	2.08	1.50	10.00
Exercised	-	-	-	-
Canceled/Forfeited	-	-	-	-
Outstanding, March 31, 2024	400,000	$2.08	$1.5	9.32

As of March 31, 2024, there was $172,663 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average vesting period of approximately 2.25 years. As of March 31, 2024, there were 225,000 unvested stock options with a grant date fair value of $1.50.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Awards

We issued 772,450 shares valued at $1,631,701 for services and equipment provided to the Company in the year ended March 31, 2022.

A summary of stock award activity for the year ended March 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at April 1, 2023	2,204,659	$3.68
Granted	2,579,901	2.22
Vested	(1,371,849)	2.94
Forfeited	(1,872,186)	2.82
Outstanding at March 31, 2024	1,540,525	$2.93

A summary of stock award activity for the year ended March 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at April 1, 2022	2,795,017	$5.79
Granted	2,102,840	2.93
Vested	(573,750)	7.24
Forfeited	(2,119,448)	4.76
Outstanding at March 31, 2023	2,204,659	$3.68

A summary of stock award activity for the year ended March 31, 2022 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at April 1, 2021	1,973,004	$3.94
Granted	3,347,200	6.56
Vested	(299,167)	1.98
Forfeited	(2,226,020)	5.82
Outstanding at March 31, 2022	2,795,017	$5.79

As of March 31, 2024, there was $4,510,650 of unrecognized compensation expense related to unvested stock awards which is expected to be recognized over a weighted-average period of approximately 2.41 years.

As of March 31, 2023, there was $8,104,771 of unrecognized compensation expense related to unvested stock awards which is expected to be recognized over a weighted-average period of approximately 2.74 years.

As of March 31, 2022, there was $16,197,207 of unrecognized expense related to unvested stock awards which is expected to be recognized over a weighted-average period of approximately 2.40 years.

NOTE 16 – ACQUISITIONS

Gemini Direct Investments, LLC

On April 30, 2021 (the “Merger Effective Date”) we entered into an agreement and plan of merger (the “Merger Agreement”), by and among the Company, SpeedLight Group I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Sub”), Gemini Direct Investments, LLC, a Nevada limited liability company (“Gemini”), and Steven F. Urvan, an individual (the “Seller”), whereby Sub merged with and into Gemini, with Sub surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). At the time of the Merger, Gemini had nine (9) subsidiaries, all of which are related to Gemini’s ownership of the GunBroker business. GunBroker is an on-line auction marketplace dedicated to firearms, hunting, shooting, and related products. The Merger was completed on the Merger Effective Date.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In consideration of the Merger, on the terms and subject to the conditions set forth in the Merger Agreement, on the Merger Effective Date, (i) the Company assumed and repaid an aggregate amount of indebtedness of Gemini and its subsidiaries equal to $50,000,000 (the “Assumed Indebtedness”); and, (ii) the issued and outstanding membership interests in Gemini (the “Membership Interests”), held by the Seller, automatically converted into the right to receive (A) $50,000,000 (the “Cash Consideration”), and (B) 20,000,000 shares of Common Stock of the Company, $0.001 par value per share (the “Stock Consideration”).

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

The total estimated consideration consisted of cash payment of $50,000,000 less $1,350,046 of acquired cash, a working capital adjustment of $2,000,000, debt assumption and repayment upon closing of $50,000,000, contingent consideration of $10,755,000 for 1,500,000 Additional Securities, and 18,500,000 shares of Common Stock. The shares were valued at $7.17 per share, the five-day average closing price of the Company’s Common Stock immediately preceding the signing of the binding agreement.

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

The fair value of the consideration transferred was valued as follows:

Cash	$48,649,954
Working capital adjustment	1,870,886
Contingent consideration	10,755,000
Common stock	132,645,000
Assumed debt	50,000,000

Fair value of consideration transferred	$243,920,840

The allocation for the consideration recorded for the acquisition is as follows:

Accounts receivable, net	$17,002,362
Prepaid expenses	478,963
Equipment	1,051,980
Deposits	703,389
Other intangible assets(1)	146,617,380
Goodwill	90,870,094
Right of use assets - operating leases	612,727
Accounts payable	(12,514,919)
Accrued expenses	(196,780)
Operating lease liability	(704,356)

Total Consideration	$243,920,840
(1)
Other intangible assets consist of Tradenames, Customer Relationships, Intellectual Property, and other tangible assets related to the acquired business.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded approximately $1.3 million in transaction costs in the year ended March 31, 2022 related to the Merger.

Unaudited Pro Forma Results of Operations

These pro forma results of operations give effect to the Merger as if it had occurred on April 1, 2021. Material pro forma adjustments include the removal of approximately $1.8 million of interest expenses and debt discount amortization and the addition of approximately $0.9 million of depreciation and amortization expenses.

INCOME STATEMENT DATA	For the Year Ended March 31, 2022
Net revenues	$248,314,587
Net income	$37,793,924

The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations and financial position that would have been achieved had the Merger been completed and taken place on the dates indicated or the future consolidated results of operations or financial position of the Company.

NOTE 17 – ACCRUED LIABILITIES

At March 31, 2024, March 31, 2023, and March 31, 2022, accrued liabilities were as follows:

	March 31, 2024	March 31, 2023	March 31, 2022
	(Restated)	(Restated)	(Restated)
Accrued federal excise tax	$1,145,937	$1,808,065	$2,408,318
Accrued bonus program	1,185,877	-	-
Accrued professional fees	1,134,368	736,323	66,000
Accrued payroll	964,661	430,344	458,027
Other accruals	417,496	618,243	357,616
Income taxes payable	394,133	438,517	1,784,266
Unearned revenue	1,822,972	101,593	201,891
Accrued sales commissions	-	252,366	932,712
Accrued interest	-	2,681	4,762
Accrued liabilities	$7,065,444	$4,388,132	$6,213,592

NOTE 18 – RELATED PARTY TRANSACTIONS (AS RESTATED)

During the year ended March 31, 2024, we paid $410,173 in service fees to two independent contractors consisting of a $244,640 payment due upon termination without cause. The two independent contractors were issued 168,581 shares of Common Stock for a total value of $449,370, which consisted of an issuance of 134,240 shares due upon termination without cause. We issued 25,000 shares in the aggregate to our advisory committee members for service for a total value of $43,240. Through our acquisition of Gemini, a related party relationship was created through one of our Members of the Board of Directors by ownership of entities that transacts with Gemini. There was $201,646 included in our Accounts Receivable at March 31, 2024 as a result of this relationship. Additionally, we owed $150,866 to Jagemann Precision Tooling, a division of JSC, at March 31, 2024.

On July 24, 2023, Fred Wagenhals departed as CEO and the Board appointed Mr. Wagenhals the Company’s Executive Chairman. Mr. Wagenhals received the following payments in connection with his transition from CEO to Executive Chairman: (i) total cash payments of $1,060,290; (ii) 300,000 shares of Common Stock for a total value of $639,000.

On July 26, 2023, we obtained a $1.6 million letter of credit with Northern Trust for collateral for a bond related to a judgment assessed to GunBroker. On July 17, 2023, we generated a $1.6 million certificate of deposit with Northern Trust for security on the letter of credit. The term of the certificate of deposit is twelve months and includes interest of approximately 5%. Per the terms of the Merger Agreement, the Seller is required to pay or be liable for these losses.

In July of 2023, the Company filed suit in the Delaware Chancery Court against director and the Company's largest shareholder Steve Urvan for claims arising out of the Company’s acquisition of certain companies referenced as the GunBroker family of companies. The Company alleges that Mr. Urvan’s repeatedly failed and refused to honor contractual defense and indemnification obligations arising under that certain Merger Agreement, along with alleged misrepresentations.

On November 3, 2022, the Company entered into a Settlement Agreement (the “2022 Urvan Settlement Agreement”) with Steven F. Urvan and Susan T. Lokey (collectively with each of their respective affiliates and associates, the “Urvan Group”).

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the 2022 Urvan Settlement Agreement, the Urvan Group has agreed to withdraw its notice of stockholder nomination of its seven director candidates (the “Urvan Candidates”) and its demand to inspect books and records, pursuant to Section 220 of the General Corporation Law of the State of Delaware, and the Company agreed to immediately increase the size of the Board from seven to nine directors and appoint Christos Tsentas and Wayne Walker (each, a “New Director” and the New Directors together with Mr. Urvan, the “Urvan Group Directors”) to the Board to serve as directors with terms expiring at the 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”). The Company will include the Urvan Group Directors in its director candidates slate for the 2022 Annual Meeting and any subsequent Annual Meeting of Stockholders of the Company occurring prior to the Termination Date (as defined below). The Company has agreed to not increase the size of the Board above nine directors prior to the Termination Date unless the increase is approved by at least seven directors. Mr. Wagenhals will continue to serve as a director and Chairman of the Board.

Unless otherwise mutually agreed to in writing by each party, the 2022 Urvan Settlement Agreement will remain in effect until the date that is the earlier of (i) 30 days prior to the earlier of (A) the deadline set forth in the notice requirements of Federal “Universal Proxy Rules” promulgated under Rule 14a-19(a) and Rule 14a-19(b) under the Securities Exchange Act of 1934, as amended (the “UPR Deadline”) relating to the Company’s 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”) and (B) any deadline that may be set forth in the Company’s Amended and Restated Certificate of Incorporation (as amended from time to time, the “Certificate”) or Bylaws (the “Bylaws”) following the execution of the 2022 Urvan Settlement Agreement relating to the nomination of director candidates for election to the Board at the 2023 Annual Meeting, and (ii) 90 days prior to the first anniversary of the 2022 Annual Meeting (such date, the “Termination Date”). However, if the Company notifies Mr. Urvan in writing at least 15 days prior to such Termination Date that the Board irrevocably offers to re-nominate the Urvan Group Directors for election at the 2023 Annual Meeting and Mr. Urvan accepts such offer within 15 days of receipt of such notice, the Termination Date will be automatically extended until the earlier of (i) 30 days prior to the earlier of (A) the UPR Deadline relating to the Company’s 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”) and (B) any deadline that may be set forth in the Certificate or the Bylaws following execution of the 2022 Urvan Settlement Agreement relating to the nomination of director candidates for election to the Board at the 2024 Annual Meeting, and (ii) 90 days prior to the first anniversary of the 2023 Annual Meeting. Notwithstanding the foregoing, the “Termination Date” shall not occur prior to 20 days after Mr. Urvan’s departure from the Board. Pursuant to the 2022 Urvan Settlement Agreement, the Urvan Group agreed to certain standstill provisions effective during the period prior to the Termination Date. The Urvan Group agreed not to, among others, (i) nominate, recommend for nomination or give notice of an intent to nominate directors to be elected, (ii) seek to amend the certificate of incorporation or bylaws of the Company, (iii) demand an inspection of the Company’s books and records or (iv) knowingly initiate, make or in any way participate, directly or indirectly, incertain extraordinary transaction. The Company paid approximately $500,000 of the Urvan Group’s costs, fees and expenses per the terms of the 2022 Urvan Settlement Agreement.

Pursuant to the 2022 Urvan Settlement Agreement, the Company will agree to suspend the previously announced separation of Company into Action Outdoor Sports, Inc. and Outdoor Online, Inc., pending the further evaluation of strategic options by the Board. The Company paid approximately $500,000 of the Urvan Group’s costs, fees, and expenses per the terms of the 2022 Urvan Settlement Agreement. Additionally, the Company issued 125,000 shares of Common Stock for a total value of $777,500 to an employee and issued 110,000 shares of Common Stock for a total value of $259,000 to an independent contractor as a result of termination without cause per the terms of the 2022 Urvan Settlement Agreement.

The foregoing summary of the 2022 Urvan Settlement Agreement does not purport to be complete and is subject to, and qualified in its entirety, by reference to the full text of the 2022 Urvan Settlement Agreement, a copy of which was previously filed as Exhibit 10.1 in the Form 8-K filed with the SEC on November 7, 2022, and incorporated herein by reference.

During the year ended March 31, 2023, we paid $551,916 in service fees to two independent contractors of which $223,333 were created as a result of termination without cause as a result of our Proxy Settlement Agreement. The two independent contractors were issued 141,419 shares of our Common Stock for a total value of $791,384 in addition to the issuances described in the foregoing paragraphs. We issued 45,000 shares in the aggregate to its advisory committee members for service for a total value of $245,250.

During the year ended March 31, 2022, we paid $229,083 in service fees to an independent contractor and we issued 60,000 shares in the aggregate to its advisory committee members for service for a total value of $198,000. Through our acquisition of Gemini, a related party relationship was created through Mr. Urvan's ownership of an entity that transacts with Gemini. At March 31, 2022, 2023, and 2024 there $139,164, $182,344, and 201,646 respectively, included in the accounts receivable related to business included in our Accounts Receivable at March 31, 2022 as a result of this relationship.

During the year ended March 31, 2022, the Company paid $50,698 to a third-party service provider owned by an immediate family member of Fred Wagenhals, who was the Company's Chief Executive Officer and Chairman of the Board of Directors at the time, for services rendered.

In December 2020, the Company entered into an agreement with Larson Building to serve as the general contractor for the construction of its Manitowoc, WI manufacturing facility. Larson Building is wholly owned by the brother of Chris Larson, who was an executive officer of the Company at the time. During the years ended March 31, 2023 and 2022, the Company paid $14,584,805 and $11,221,738, respectively, to Larson Building in connection with this project.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After the initial filings of the Company’s Form 10-Ks for the years ended March 31, 2024, 2023 and 2022, the Company was made aware that Chris Larson had received undisclosed payments totaling $814,863 from a vendor from which the Company received services. The payments were made by a third-party service provider. This third-party made payments to Mr. Larson from approximately January 2022 through March 2024 based upon a percentage of revenue received in connection with services rendered to the Company. Mr. Larson separated as an employee from the Company effective November 4, 2022 and was later engaged as a contractor for approximately six months.

Through the Administrative and Management Services Agreement between the Company and JSC, the Company purchased approximately $2.0 million in inventory support services, and incurred $170,355 of rent expenses for the year ended March 31, 2023. The Company purchased approximately $1.7 million in inventory support services, and incurred $408,852 of rent expenses for the year ended March 31, 2022.

See Note 12 for further discussion of related party transactions with JSC.

NOTE 19 – INCOME TAXES

The income tax (provision) benefit for the periods shown consist of the following:

	For the year ended March 31,
	2024	2023	2022
	(Restated)	(Restated)	(Restated)
Current
US Federal	$-	$-	$(2,628,241)
US State	-	-	(765,545)
Total current provision	-	-	(3,393,786)
Deferred
US Federal	2,986,152	(492,171)	(6,675,540)
US State	819,966	(220,068)	(1,374,865)
Total deferred benefit	3,806,118	(712,239)	(8,050,405)
Change in valuation allowance	-	-	9,401,273
Income tax (provision) benefit	$3,806,118	$(712,239)	$(2,042,918)

The reconciliation of income tax expense computed at the U.S. federal statutory rate of 21% to the income tax provision is as follows:

	For the Year Ended March 31,
	2024	2023	2022
	(Restated)	(Restated)	(Restated)
U.S. Federal	21.0%	21.0%	21.0%
State taxes, net of Federal income tax benefit	5.6%	6.0%	5.7%
Change in valuation allowance	0.0%	0.0%	(33.7)%
Employee stock awards	(7.4)%	(33.3)%	7.0%
Equity issuance costs	0.0%	0.0%	6.2%
Stock and warrants on note conversion	0.0%	(1.9)%	1.4%
Stock for services	0.0%	0.0%	0.0%
Non-deductible meals and entertainment	(0.1)%	(0.4)%	0.1%
Contingent consideration fair value	0.1%	0.2%	(0.4)%
Return to provision	0.0%	0.0%	0.0%
Other	(0.4)%	(0.3)%	0.0%
Total provision for income taxes	18.7%	(8.8)%	7.3%

The Company’s effective tax rates were 18.7%, (8.8%), and 7.3% for the years ended March 31, 2024, 2023 and 2022, respectively. Prior to the year ended March 31, 2022, we accumulated net operating losses in the amount of $61.5 million. These net operating losses created a deferred tax asset which carried a valuation allowance due to uncertainty regarding the timing and ability of the Company to utilize such losses against current income. During the year ended March 31, 2023, the Company generated significant taxable income which consumed $32.3 million of net operating loss carryforwards. This caused the release of the valuation allowance in the amount of $9.4 million. The release of the valuation allowance reduced tax expense and had a direct impact on the tax rate in the

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year ended March 31, 2022. During the years ended March 31, 2024 and 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to employee stock awards.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	As of March 31,
	2024	2023	2022
Deferred tax assets	(Restated)	(Restated)	(Restated)
Net operating loss carryforward	$5,229,409	$731,597	$—
Loss on purchase	2,215,611	2,210,878	2,225,477
Amortization	(1,029,565)	(52,658)	887,892
Bad debt allowance	973,565	860,314	814,967
Other	297,195	(137,835)	(335,847)
Total deferred tax assets	$7,686,215	$3,612,296	$3,592,489

Deferred tax liabilities
Depreciation expense	$(3,580,271)	$(3,510,041)	$(3,082,977)
Sec 263A	$1,001,457	$1,191,918	$1,302,919
True up	$(699,910)	$(698,417)	$(461,563)
Other	—	—	—
Total deferred tax liabilities	$(3,278,724)	$(3,016,540)	$(2,241,621)
Net deferred tax assets/(liabilities)	$4,407,491	$595,756	$1,350,868
Valuation allowance	—	—	—
Net deferred tax assets/(liabilities)	$4,407,491	$595,756	$1,350,868

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

The Company has evaluated tax positions taken by the Company as of March 31, 2024, 2023 and 2022 in accordance with the recognition and measurement framework within ASC No. 740-10, and has concluded that the benefits associated with certain tax positions should not be recognized on the financial statements. As such, the Company has recorded an additional income tax payable on the consolidated balance sheet of $1.6 million as of March 31, 2024, 2023 and 2022. Included within this amount is accrued penalties and interest of $0.3 million. The Company records penalties and interest associated with uncertain tax positions as a component of income tax expense.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended December 31, 2016, December 31, 2017 and March 31, 2018, 2019, 2020, 2021, 2022, 2023, and 2024 are subject to audit.

NOTE 20 – GOODWILL AND INTANGIBLE ASSETS

During the year ended March 31, 2022, we recorded $90,870,094 of goodwill generated from our Merger with Gemini. The balance of goodwill at March 31, 2024 and 2023 was $90,870,094. We did not have any goodwill prior to the year ended March 31, 2022.

Total amortization expense of our intangible assets was $12,968,491, $13,114,325, and $13,143,168 for the years ended March 31, 2024, 2023, and 2022, respectively. During the year ended March 31, 2024, we disposed of an intangible asset resulting in a loss of $108,333, which is reflected in other (expense) income on the consolidated statement of operations.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consisted of the following:

		March 31, 2024
	Life	Licenses	Patent	Other Intangible Assets
		(Restated)	(Restated)	(Restated)
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	250,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,652,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	357,747
		375,000	7,602,005	151,513,617

Accumulated amortization – Licensing Agreements		(375,000)	-	-
Accumulated amortization – Patents		-	(2,845,999)	-
Accumulated amortization – Intangible Assets		-	-	(40,464,550)
		$-	$4,756,006	$111,049,067

		March 31, 2023
	Life	Licenses	Patent	Other Intangible Assets
		(Restated)	(Restated)
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	250,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,652,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		375,000	7,602,005	151,763,617

Accumulated amortization – Licensing Agreements		(375,000)		-
Accumulated amortization – Patents		-	(2,305,251)	-
Accumulated amortization – Intangible Assets		-	-	(28,036,807)
		$-	$5,296,754	$123,726,810

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		March 31, 2022
	Life	Licenses	Patent	Other Intangible Assets
		(Restated)	(Restated)
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	250,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,652,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	607,747
		375,000	7,602,005	151,763,617

Accumulated amortization – Licensing Agreements		(375,000)	-	-
Accumulated amortization – Patents		-	(1,764,503)	-
Accumulated amortization – Intangible Assets		-	-	(15,463,230)
		$-	$5,837,502	$136,300,387

Annual estimated amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2025	$12,697,926
2026	12,662,059
2027	12,596,472
2028	12,590,510
2029	12,555,076
Thereafter	52,703,030
$115,805,073

NOTE 21 – SEGMENTS

On April 30, 2021, the Company entered into the Merger Agreement with Gemini, which, along with its subsidiaries, engages primarily in the operation of an online marketplace dedicated to firearms, hunting, shooting and related products. As a result, at March 31, 2024, our Chief Executive Officer reviews financial performance based on two operating segments as follows:

•
Ammunition – which consists of our manufacturing business. The Ammunition segment engages in the design, production and marketing of ammunition, ammunition component and related products.
•
Marketplace – which consists of the GunBroker E-commerce marketplace. In its role as an auction site, GunBroker supports the lawful sale of firearms, ammunition, and hunting/shooting accessories.

The following tables set forth certain financial information utilized by management to evaluate our operating segments for the annual periods presented:

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended March 31, 2024
	Ammunition	Marketplace	Corporate and other expenses	Total
	(As Restated)
Net Revenues	$91,112,496	$53,942,076	$-	$145,054,572
Cost of Revenues	94,818,546	7,660,541	-	102,479,087
General and administrative expense	8,967,456	9,885,131	29,800,768	48,653,355
Depreciation and amortization	508,485	13,034,306	-	13,542,791
Income/(Loss) from Operations	$(13,181,991)	$23,362,098	$(29,800,768)	$(19,620,661)

	For the Year Ended March 31, 2023
	Ammunition	Marketplace	Corporate and other expenses	Total
	(As Restated)
Net Revenues	$128,290,128	$63,149,673	$-	$191,439,801
Cost of Revenues	126,961,549	9,116,939	-	136,078,488
General and administrative expense	10,378,456	9,707,425	29,444,236	49,530,117
Depreciation and amortization	578,326	12,700,436	-	13,278,762
Income/(Loss) from Operations	$(9,628,203)	$31,624,873	$(29,444,236)	$(7,447,566)

	For the Year Ended March 31, 2022
	Ammunition	Marketplace	Corporate and other expenses	Total
	(As Restated)
Net Revenues	$175,660,650	$64,608,516	$-	$240,269,166
Cost of Revenues	142,820,590	8,732,351	-	151,552,941
General and administrative expense	11,932,720	8,434,308	26,098,079	46,465,107
Depreciation and amortization	1,602,695	12,122,370	-	13,725,065
Income/(Loss) from Operations	$19,304,645	$35,319,487	$(26,098,079)	$28,526,053

Total assets by segment were as follows:

	For the Year Ended
	March 31, 2024	March 31, 2023	March 31, 2022
Ammunition	$167,001,641	$154,904,363	$161,967,259
Marketplace	236,037,694	258,290,780	253,873,206
	$403,039,335	$413,195,143	$415,840,465

Total capital expenditures by segment were as follows:

	For the Year Ended
	March 31, 2024	March 31, 2023	March 31, 2022
Ammunition	$5,519,135	$10,819,177	$17,728,023
Marketplace	2,505,630	1,722,148	1,490,959
	$8,024,765	$12,541,325	$19,218,982

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly Statement of Operations Information

Unaudited interim consolidated results of operations for the fiscal year ended March 31, 2024 were as follows:

	Quarter Ended
Fiscal 2024	June 30,	September 30,	December 31,	March 31,
(Unaudited)	2023	2023	2023	2024
	(Restated)	(Restated)	(Restated)	(Restated)
Net revenues	$34,254,575	$34,372,386	$36,006,464	$40,421,147
Gross profit	14,012,719	8,276,445	10,898,555	9,387,766
Loss from operations	(1,998,400)	(9,011,953)	(2,576,497)	(6,033,811)
Net loss	(1,304,062)	(7,665,967)	(2,405,778)	(5,217,802)
Net loss attributable to common stock shareholders	(2,078,194)	(8,448,606)	(3,188,417)	(6,000,441)

Net loss per share
Basic	$(0.02)	$(0.07)	$(0.03)	$(0.05)
Diluted	$(0.02)	$(0.07)	$(0.03)	$(0.05)

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set for the restatement of the Company's unaudited interim consolidated results of operations for the three months ended June 30, 2023, three and six months ended September 30, 2023, the three and nine months ended December 31, 2023, and the three months ended March 31, 2024:

	For the three months ended June 30, 2023
(Unaudited)		Adjustments
	As Previously Reported	Stock Based Payments	Other	As Restated
Net revenues
Ammunition sales	$14,106,029	$-	$-	$14,106,029
Marketplace revenue	13,912,202	-	-	13,912,202
Casing sales	6,236,344	-	-	6,236,344
Total revenues	34,254,575	-	-	34,254,575

Cost of revenues	20,230,035	-	11,821	20,241,856
Gross profit	14,024,540	-	(11,821)	14,012,719

Operating expenses
Selling and marketing	295,581	-	-	295,581
Corporate general and administrative	7,947,563	-	-	7,947,563
Employee salaries and related expenses	4,116,280	307,652	-	4,423,932
Depreciation and amortization expense	3,344,043	-	-	3,344,043
Total operating expenses	15,703,467	307,652	-	16,011,119
Income/(loss) from operations	(1,678,927)	(307,652)	(11,821)	(1,998,400)

Other expenses
Other income	692,951	-	-	692,951
Interest expense	(204,201)	-	-	(204,201)
Total other expense	488,750	-	-	488,750

Income/(loss) before income taxes	(1,190,177)	(307,652)	(11,821)	(1,509,650)

Provision for income taxes	(97,144)	-	(108,444)	(205,588)

Net income/(loss)	(1,093,033)	(307,652)	96,623	(1,304,062)

Preferred stock dividend	(774,132)	-	-	(774,132)

Net income/(loss) attributable to common stock shareholders	$(1,867,165)	$(307,652)	$96,623	$(2,078,194)

Net income/(loss) per share
Basic	$(0.02)			$(0.02)
Diluted	$(0.02)			$(0.02)

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30, 2023
(Unaudited)		Adjustments
	As Previously Reported	Stock Based Payments	Other	As Restated
Net revenues
Ammunition sales	$15,516,589	$-	$-	$15,516,589
Marketplace revenue	12,474,716	-	-	12,474,716
Casing sales	6,381,081	-	-	6,381,081
Total revenues	34,372,386	-	-	34,372,386

Cost of revenues	26,084,120	-	11,821	26,095,941
Gross profit	8,288,266	-	(11,821)	8,276,445

Operating expenses
Selling and marketing	289,952	-	-	289,952
Corporate general and administrative	7,855,624	-	-	7,855,624
Employee salaries and related expenses	5,590,035	180,985	-	5,771,020
Depreciation and amortization expense	3,371,802	-	-	3,371,802
Total operating expenses	17,107,413	180,985	-	17,288,398
Income/(loss) from operations	(8,819,147)	(180,985)	(11,821)	(9,011,953)

Other expenses
Other income	(321,341)	-	-	(321,341)
Interest expense	(212,314)	-	-	(212,314)
Total other expense	(533,655)	-	-	(533,655)

Income/(loss) before income taxes	(9,352,802)	(180,985)	(11,821)	(9,545,608)

Provision for income taxes	(1,857,505)	-	(22,136)	(1,879,641)

Net income/(loss)	(7,495,297)	(180,985)	10,315	(7,665,967)

Preferred stock dividend	(782,639)	-	-	(782,639)

Net income/(loss) attributable to common stock shareholders	$(8,277,936)	$(180,985)	$10,315	$(8,448,606)

Net income/(loss) per share
Basic	$(0.07)			$(0.07)
Diluted	$(0.07)			$(0.07)

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended September 30, 2023
(Unaudited)		Adjustments
	As Previously Reported	Stock Based Payments	Other	As Restated
Net revenues
Ammunition sales	$29,622,618	$-	$-	$29,622,618
Marketplace revenue	26,386,918	-	-	26,386,918
Casing sales	12,617,425	-	-	12,617,425
Total revenues	68,626,961	-	-	68,626,961

Cost of revenues	46,314,155	-	23,642	46,337,797
Gross profit	22,312,806	-	(23,642)	22,289,164

Operating expenses
Selling and marketing	585,533	-	-	585,533
Corporate general and administrative	15,803,187	-	-	15,803,187
Employee salaries and related expenses	9,706,315	488,637	-	10,194,952
Depreciation and amortization expense	6,715,845	-	-	6,715,845
Total operating expenses	32,810,880	488,637	-	33,299,517
Income/(loss) from operations	(10,498,074)	(488,637)	(23,642)	(11,010,353)

Other expenses
Other income	371,610	-	-	371,610
Interest expense	(416,515)	-	-	(416,515)
Total other expense	(44,905)	-	-	(44,905)

Income/(loss) before income taxes	(10,542,979)	(488,637)	(23,642)	(11,055,258)

Provision for income taxes	(1,954,649)	-	(130,580)	(2,085,229)

Net income/(loss)	(8,588,330)	(488,637)	106,938	(8,970,029)

Preferred stock dividend	(1,556,771)	-	-	(1,556,771)

Net income/(loss) attributable to common stock shareholders	$(10,145,101)	$(488,637)	$106,938	$(10,526,800)

Net income/(loss) per share
Basic	$(0.09)			$(0.09)
Diluted	$(0.09)			$(0.09)

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31, 2023
(Unaudited)		Adjustments
	As Previously Reported	Stock Based Payments	Other	As Restated
Net revenues
Ammunition sales	$17,322,967	$-	$-	$17,322,967
Marketplace revenue	13,985,034	-	-	13,985,034
Casing sales	4,698,463	-	-	4,698,463
Total revenues	36,006,464	-	-	36,006,464

Cost of revenues	25,096,088	-	11,821	25,107,909
Gross profit	10,910,376	-	(11,821)	10,898,555

Operating expenses
Selling and marketing	236,565	-	-	236,565
Corporate general and administrative	5,803,255	-	-	5,803,255
Employee salaries and related expenses	3,390,153	643,923	-	4,034,076
Depreciation and amortization expense	3,401,156	-	-	3,401,156
Total operating expenses	12,831,129	643,923	-	13,475,052
Income/(loss) from operations	(1,920,753)	(643,923)	(11,821)	(2,576,497)

Other expenses
Other income	4,576	-	-	4,576
Interest expense	(193,046)	-	-	(193,046)
Total other expense	(188,470)	-	-	(188,470)

Income/(loss) before income taxes	(2,109,223)	(643,923)	(11,821)	(2,764,967)

Provision for income taxes	(465,234)	-	106,045	(359,189)

Net income/(loss)	(1,643,989)	(643,923)	(117,866)	(2,405,778)

Preferred stock dividend	(782,639)	-	-	(782,639)

Net income/(loss) attributable to common stock shareholders	$(2,426,628)	$(643,923)	$(117,866)	$(3,188,417)

Net income/(loss) per share
Basic	$(0.02)			$(0.03)
Diluted	$(0.02)			$(0.03)

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended December 31, 2023
(Unaudited)		Adjustments
	As Previously Reported	Stock Based Payments	Other	As Restated
Net revenues
Ammunition sales	$46,945,585	$-	$-	$46,945,585
Marketplace revenue	40,371,952	-	-	40,371,952
Casing sales	17,315,888	-	-	17,315,888
Total revenues	104,633,425	-	-	104,633,425

Cost of revenues	71,410,243	-	35,463	71,445,706
Gross profit	33,223,182	-	(35,463)	33,187,719

Operating expenses
Selling and marketing	822,098	-	-	822,098
Corporate general and administrative	21,606,442	-	-	21,606,442
Employee salaries and related expenses	13,096,468	1,132,560	-	14,229,028
Depreciation and amortization expense	10,117,001	-	-	10,117,001
Total operating expenses	45,642,009	1,132,560	-	46,774,569
Income/(loss) from operations	(12,418,827)	(1,132,560)	(35,463)	(13,586,850)

Other expenses
Other income	376,186	-	-	376,186
Interest expense	(609,561)	-	-	(609,561)
Total other expense	(233,375)	-	-	(233,375)

Income/(loss) before income taxes	(12,652,202)	(1,132,560)	(35,463)	(13,820,225)

Provision for income taxes	(2,419,883)	-	(24,535)	(2,444,418)

Net income/(loss)	(10,232,319)	(1,132,560)	(10,928)	(11,375,807)

Preferred stock dividend	(2,339,410)	-	-	(2,339,410)

Net income/(loss) attributable to common stock shareholders	$(12,571,729)	$(1,132,560)	$(10,928)	$(13,715,217)

Net income/(loss) per share
Basic	$(0.11)			$(0.12)
Diluted	$(0.11)			$(0.12)

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2024
(Unaudited)		Adjustments
	As Previously Reported	Stock Based Payments	Other	As Restated
Net revenues
Ammunition sales	$22,445,216	$-	$-	$22,445,216
Marketplace revenue	13,570,124	-	-	13,570,124
Casing sales	4,405,807	-	-	4,405,807
Total revenues	40,421,147	-	-	40,421,147

Cost of revenues	31,021,560	-	11,821	31,033,381
Gross profit	9,399,587	-	(11,821)	9,387,766

Operating expenses
Selling and marketing	547,981	-	-	547,981
Corporate general and administrative	7,976,832	-	-	7,976,832
Employee salaries and related expenses	3,607,354	(136,380)	-	3,470,974
Depreciation and amortization expense	3,425,790	-	-	3,425,790
Total operating expenses	15,557,957	(136,380)	-	15,421,577
Income/(loss) from operations	(6,158,370)	136,380	(11,821)	(6,033,811)

Other expenses
Other income	(708,779)	-	-	(708,779)
Interest expense	163,088	-	-	163,088
Total other expense	(545,691)	-	-	(545,691)

Income/(loss) before income taxes	(6,704,061)	136,380	(11,821)	(6,579,502)

Provision for income taxes	(1,371,180)	-	9,480	(1,361,700)

Net income/(loss)	(5,332,881)	136,380	(21,301)	(5,217,802)

Preferred stock dividend	(782,639)	-	-	(782,639)

Net income/(loss) attributable to common stock shareholders	$(6,115,520)	$136,380	$(21,301)	$(6,000,441)

Net income/(loss) per share
Basic	$(0.05)			$(0.05)
Diluted	$(0.05)			$(0.05)

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Balance Sheet Information

The unaudited interim consolidated balance sheets as of December 31, 2023, September 30, 2023, and June 30, 2023 are as follows:

(Unaudited)	December 31,	September 30,	June 30,
	2023	2023	2023
	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$54,679,868	$49,564,868	$47,505,047
Accounts receivable, net	21,121,450	23,030,851	21,348,226
Inventories	49,502,732	53,014,205	55,924,655
Prepaid expenses	3,708,865	3,920,007	5,294,454
Current portion of restricted cash	-	-	500,000
Total current assets	129,012,915	129,529,931	130,572,382
	.
Equipment, net	57,278,603	55,821,414	55,923,867

Other assets:
Deposits	2,265,932	3,189,518	4,064,582
Patents, net	4,891,193	5,026,380	5,161,567
Other intangible assets, net	114,296,627	117,440,022	120,583,416
Goodwill	90,870,094	90,870,094	90,870,094
Right of use assets - operating leases	2,113,943	1,017,982	1,141,418
Deferred income tax asset	3,044,238	2,684,640	802,855
TOTAL ASSETS	$403,773,545	$405,579,981	$409,120,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,146,138	$19,598,548	$16,356,614
Accrued liabilities	6,603,892	6,282,980	4,677,757
Current portion of operating lease liability	463,059	370,980	421,477
Note payable related party	-	-	-
Current portion of construction note payable	265,977	265,977	277,216
Insurance premium note payable	173,029	1,157,745	2,204,293
Total current liabilities	26,652,095	27,676,230	23,937,357

Long-term liabilities:
Contingent consideration payable	80,080	99,302	119,354
Income tax payable	1,609,520	1,609,520	1,609,520
Construction note payable, net of unamortized issuance costs	10,797,696	10,830,663	10,861,510
Operating lease liability, net of current portion	1,737,615	744,616	825,043
Deferred income tax liability	-	-	-
Total liabilities	40,877,006	40,960,331	37,352,784

Shareholders’ equity:
Series A cumulative perpetual preferred Stock	1,400	1,400	1,400
Common stock	118,644	118,461	117,946
Additional paid-in capital	429,381,115	427,619,626	425,920,655
Accumulated deficit	(63,931,464)	(60,743,047)	(52,294,441)
Treasury stock	(2,673,156)	(2,376,790)	(1,978,163)
Total shareholders’ equity	362,896,539	364,619,650	371,767,397
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$403,773,545	$405,579,981	$409,120,181

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the restatement of the Company's unaudited interim consolidated balance sheets as of June 30, 2023, September 30, 2023, and December 31, 2023:

(Unaudited)	As of June 30, 2023
		Adjustments
	As Previously Reported	Stock Based Payments	Equity Issuance Costs	Convertible Notes	Warrants	Acquisition	Other	Restated

ASSETS
Current assets:
Cash and cash equivalents	$47,505,047	$-	$-	$-	$-	$-	$-	$47,505,047
Accounts receivable, net	21,348,226	-	-	-	-	-	-	21,348,226
Inventories	55,924,655	-	-	-	-	-	-	55,924,655
Prepaid expenses	5,294,454	-	-	-	-	-	-	5,294,454
Current portion of restricted cash	500,000	-	-	-	-	-	-	500,000
Total current assets	$130,572,382	$-	$-	$-	$-	$-	$-	$130,572,382

Equipment, net	55,923,867	-	-	-	-	-	-	55,923,867

Other assets:
Deposits	4,064,582	-	-	-	-	-	-	4,064,582
Patents, net	4,909,388	-	-	-	-	-	252,179	5,161,567
Other intangible assets, net	120,583,416	-	-	-	-	-	-	120,583,416
Goodwill	90,870,094	-	-	-	-	-	-	90,870,094
Right of use assets - operating leases	1,141,418	-	-	-	-	-	-	1,141,418
Deferred income tax asset	-	-	-	-	-	-	802,855	802,855
TOTAL ASSETS	$408,065,147	$-	$-	$-	$-	$-	$1,055,034	$409,120,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,356,614	$-	$-	$-	$-	$-	$-	$16,356,614
Accrued liabilities	4,641,469	-	-	-	-	-	36,288	4,677,757
Current portion of operating lease liability	421,477	-	-	-	-	-	-	421,477
Note payable related party	-	-	-	-	-	-	-	-
Current portion of construction note payable	277,216	-	-	-	-	-	-	277,216
Insurance premium note payable	2,204,293	-	-	-	-	-	-	2,204,293
Total current liabilities	23,901,069	-	-	-	-	-	36,288	23,937,357

Long-term liabilities:
Contingent consideration payable	119,354	-	-	-	-	-	-	119,354
Income tax payable	-	-	-	-	-	-	1,609,520	1,609,520
Construction note payable, net of unamortized issuance costs	10,861,510	-	-	-	-	-	-	10,861,510
Operating lease liability, net of current portion	825,043	-	-	-	-	-	-	825,043
Deferred income tax liability	2,212,448	-	-	-	-	-	(2,212,448)	-
Total liabilities	37,919,424	-	-	-	-	-	(566,640)	37,352,784

Shareholders’ equity:
Series A cumulative perpetual preferred Stock	1,400	-	-	-	-	-	-	1,400
Common stock	117,946	-	-	-	-	-	-	117,946
Additional paid-in capital	392,813,530	12,486,057	7,420,492	6,024,240	1,298,336	5,225,000	653,000	425,920,655
Accumulated deficit	(20,808,990)	(12,486,057)	(7,420,492)	(6,024,240)	(1,298,336)	(5,225,000)	968,674	(52,294,441)
Treasury stock	(1,978,163)	-	-	-	-	-	-	(1,978,163)
Total shareholders’ equity	370,145,723	-	-	-	-	-	1,621,674	371,767,397
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$408,065,147	$-	$-	$-	$-	$-	$1,055,034	$409,120,181

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)	As of September 30, 2023
		Adjustments
	As Previously Reported	Stock Based Payments	Equity Issuance Costs	Convertible Notes	Warrants	Acquisition	Other	Restated

ASSETS
Current assets:
Cash and cash equivalents	$49,564,868	$-	$-	$-	$-	$-	$-	$49,564,868
Accounts receivable, net	23,030,851	-	-	-	-	-	-	23,030,851
Inventories	53,014,205	-	-	-	-	-	-	53,014,205
Prepaid expenses	3,920,007	-	-	-	-	-	-	3,920,007
Current portion of restricted cash	-	-	-	-	-	-	-	-
Total current assets	$129,529,931	$-	$-	$-	$-	$-	$-	$129,529,931

Equipment, net	55,821,414	-	-	-	-	-	-	55,821,414

Other assets:
Deposits	3,189,518	-	-	-	-	-	-	3,189,518
Patents, net	4,786,022	-	-	-	-	-	240,358	5,026,380
Other intangible assets, net	117,440,022	-	-	-	-	-	-	117,440,022
Goodwill	90,870,094	-	-	-	-	-	-	90,870,094
Right of use assets - operating leases	1,017,982	-	-	-	-	-	-	1,017,982
Deferred income tax asset	-	-	-	-	-	-	2,684,640	2,684,640
TOTAL ASSETS	$402,654,983	$-	$-	$-	$-	$-	$2,924,998	$405,579,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,598,548	$-	$-	$-	$-	$-	$-	$19,598,548
Accrued liabilities	6,250,164	-	-	-	-	-	32,816	6,282,980
Current portion of operating lease liability	370,980	-	-	-	-	-	-	370,980
Note payable related party	-	-	-	-	-	-	-	-
Current portion of construction note payable	265,977	-	-	-	-	-	-	265,977
Insurance premium note payable	1,157,745	-	-	-	-	-	-	1,157,745
Total current liabilities	27,643,414	-	-	-	-	-	32,816	27,676,230

Long-term liabilities:
Contingent consideration payable	99,302	-	-	-	-	-	-	99,302
Income tax payable	-	-	-	-	-	-	1,609,520	1,609,520
Construction note payable, net of unamortized issuance costs	10,830,663	-	-	-	-	-	-	10,830,663
Operating lease liability, net of current portion	744,616	-	-	-	-	-	-	744,616
Deferred income tax liability	349,327	-	-	-	-	-	(349,327)	-
Total liabilities	39,667,322	-	-	-	-	-	1,293,009	40,960,331

Shareholders’ equity:
Series A cumulative perpetual preferred Stock	1,400	-	-	-	-	-	-	1,400
Common stock	118,461	-	-	-	-	-	-	118,461
Additional paid-in capital	394,331,516	12,667,042	7,420,492	6,024,240	1,298,336	5,225,000	653,000	427,619,626
Accumulated deficit	(29,086,926)	(12,667,042)	(7,420,492)	(6,024,240)	(1,298,336)	(5,225,000)	978,989	(60,743,047)
Treasury stock	(2,376,790)	-	-	-	-	-	-	(2,376,790)
Total shareholders’ equity	362,987,661	-	-	-	-	-	1,631,989	364,619,650
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$402,654,983	$-	$-	$-	$-	$-	$2,924,998	$405,579,981

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)	As of December 31, 2023
		Adjustments
	As Previously Reported	Stock Based Payments	Equity Issuance Costs	Convertible Notes	Warrants	Acquisition	Other	Restated

ASSETS
Current assets:
Cash and cash equivalents	$54,679,868	$-	$-	$-	$-	$-	$-	$54,679,868
Accounts receivable, net	21,121,450	-	-	-	-	-	-	21,121,450
Inventories	49,502,732	-	-	-	-	-	-	49,502,732
Prepaid expenses	3,708,865	-	-	-	-	-	-	3,708,865
Current portion of restricted cash	-	-	-	-	-	-	-	-
Total current assets	$129,012,915	$-	$-	$-	$-	$-	$-	$129,012,915

Equipment, net	57,278,603	-	-	-	-	-	-	57,278,603

Other assets:
Deposits	2,265,932	-	-	-	-	-	-	2,265,932
Patents, net	4,662,656	-	-	-	-	-	228,537	4,891,193
Other intangible assets, net	114,296,627	-	-	-	-	-	-	114,296,627
Goodwill	90,870,094	-	-	-	-	-	-	90,870,094
Right of use assets - operating leases	2,113,943	-	-	-	-	-	-	2,113,943
Deferred income tax asset	115,908	-	-	-	-	-	2,928,330	3,044,238
TOTAL ASSETS	$400,616,678	$-	$-	$-	$-	$-	$3,156,867	$403,773,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,146,138	$-	$-	$-	$-	$-	$-	$19,146,138
Accrued liabilities	6,570,668	-	-	-	-	-	33,224	6,603,892
Current portion of operating lease liability	463,059	-	-	-	-	-	-	463,059
Note payable related party	-	-	-	-	-	-	-	-
Current portion of construction note payable	265,977	-	-	-	-	-	-	265,977
Insurance premium note payable	173,029	-	-	-	-	-	-	173,029
Total current liabilities	26,618,871	-	-	-	-	-	33,224	26,652,095

Long-term liabilities:
Contingent consideration payable	80,080	-	-	-	-	-	-	80,080
Income tax payable	-	-	-	-	-	-	1,609,520	1,609,520
Construction note payable, net of unamortized issuance costs	10,797,696	-	-	-	-	-	-	10,797,696
Operating lease liability, net of current portion	1,737,615	-	-	-	-	-	-	1,737,615
Deferred income tax liability	-	-	-	-	-	-	-	-
Total liabilities	39,234,262	-	-	-	-	-	1,642,744	40,877,006

Shareholders’ equity:
Series A cumulative perpetual preferred Stock	1,400	-	-	-	-	-	-	1,400
Common stock	118,644	-	-	-	-	-	-	118,644
Additional paid-in capital	395,449,082	13,310,965	7,420,492	6,024,240	1,298,336	5,225,000	653,000	429,381,115
Accumulated deficit	(31,513,554)	(13,310,965)	(7,420,492)	(6,024,240)	(1,298,336)	(5,225,000)	861,123	(63,931,464)
Treasury stock	(2,673,156)	-	-	-	-	-	-	(2,673,156)
Total shareholders’ equity	361,382,416	-	-	-	-	-	1,514,123	362,896,539
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$400,616,678	$-	$-	$-	$-	$-	$3,156,867	$403,773,545

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Statements of Stockholders' Equity

The unaudited interim consolidated statements of stockholders' equity as of December 31, 2023, September 30, 2023, and June 30, 2023 are as follows:

	Preferred Stock		Common Shares
	Number	Par Value	Number	Par Value	Additional Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total
			(Restated)			(Restated)
Balance as of March 31, 2023 (restated)	1,400,000	$1,400	118,294,478	$118,294	$424,739,847	$(50,216,248)	$(522,158)	$374,121,135

Employee stock awards (Restated)	-	-	390,111	391	1,180,808	-	-	1,181,199
Preferred stock dividends declared	-	-	-	-	-	(638,038)	-	(638,038)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,093)	-	(136,093)
Net loss (Restated)	-	-	-	-	-	(1,304,062)	-	(1,304,062)
Treasury shares purchased	-	-	(738,831)	(739)	-	-	(1,456,005)	(1,456,744)
Balance as of June 30, 2023 (restated)	1,400,000	$1,400	117,945,758	$117,946	$425,920,655	$(52,294,441)	$(1,978,163)	$371,767,397

Employee stock awards (Restated)	-	-	712,783	713	1,698,971	-	-	1,699,684
Preferred stock dividends declared	-	-	-	-	-	(646,545)	-	(646,545)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,094)	-	(136,094)
Net loss (restated)	-	-	-	-	-	(7,665,967)	-	(7,665,967)
Treasury shares purchased	-	-	(197,798)	(198)	-	-	(398,627)	(398,825)
Balance as of September 30, 2023 (restated)	1,400,000	$1,400	118,460,743	$118,461	$427,619,626	$(60,743,047)	$(2,376,790)	$364,619,650

Employee stock awards (Restated)	-	-	328,333	328	1,381,444	-	-	1,381,772
Common stock purchase options	-	-	-	-	380,045	-	-	380,045
Preferred stock dividends declared	-	-	-	-	-	(638,021)	-	(638,021)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,618)	-	(144,618)
Net loss (restated)	-	-	-	-	-	(2,405,778)	-	(2,405,778)
Treasury shares purchased	-	-	(145,483)	(145)	-	-	(296,366)	(296,511)
Balance as of December 31, 2023 (restated)	1,400,000	$1,400	118,643,593	$118,644	$429,381,115	$(63,931,464)	$(2,673,156)	$362,896,539

The following tables present the Additional Paid-In Capital ("APIC") as previously reported, restatement adjustments and the APIC as restated for the three months ended June 30, 2023, September 30, 2023, and December 31, 2023.

	Three Months Ended June 30, 2023
	As Previously Reported	Reclassification	Current Period Adjustment	As Restated
	(unaudited)
Employee stock awards	$822,406	$50,750	$307,652	$1,180,808
Stock grants	50,750	(50,750)	-	-

	Three Months Ended September 30, 2023
	As Previously Reported	Reclassification	Current Period Adjustment	As Restated
	(unaudited)
Employee stock awards	$1,467,236	$50,750	$180,985	$1,698,971
Stock grants	50,750	(50,750)	-	-

	Three Months Ended December 31, 2023
	As Previously Reported	Reclassification	Current Period Adjustment	As Restated
	(unaudited)
Employee stock awards	$686,771	$50,750	$643,923	$1,381,444
Stock grants	50,750	(50,750)	-	-

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Statements of Cash Flows

The following tables set forth the restatement of the Company's unaudited interim consolidated statements of cash flow for the three months ended June 30, 2023, six months ended September 30, 2023, and nine months ended December 31, 2023 with the exception of the supplemental cash flows as there were no changes for the periods presented:

	For the three months ended June 30, 2023
(Unaudited)		Adjustments
	As Previously Reported	Stock Based Payments	Other	As Restated
Cash flows from operating activities:
Net income/(loss)	$(1,093,033)	$(307,652)	$96,623	$(1,304,062)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	4,620,087	-	11,821	4,631,908
Debt discount amortization	20,813	-	-	20,813
Employee stock awards	873,547	307,652	-	1,181,199
Common stock purchase options	-	-	-	-
Contingent consideration payable fair value	(21,024)	-	-	(21,024)
Allowance for doubtful accounts	909,717	-	-	909,717
(Gain)/loss on disposal of assets	-	-	-	-
Reduction in right of use asset	120,216	-	-	120,216
Deferred income taxes	(97,144)	-	(109,954)	(207,098)
Changes in current assets and liabilities
Accounts receivable	7,088,437	-	-	7,088,437
Inventories	(1,579,836)	-	-	(1,579,836)
Prepaid expenses	888,412	-	-	888,412
Deposits	2,964,365	-	-	2,964,365
Accounts payable	(1,722,783)	-	-	(1,722,783)
Accrued liabilities	152,021	-	1,510	153,531
Operating lease liability	(127,704)	-	-	(127,704)
Net cash provided by operating activities	12,996,091	-	-	12,996,091

Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,313,939)	-	-	(1,313,939)
Net cash used in investing activities	(1,313,939)	-	-	(1,313,939)

Cash flows from financing activities:
Payments on inventory facility, net	-	-	-	-
Proceeds from factoring liability	14,610,314	-	-	14,610,314
Payments on factoring liability	(14,610,314)	-	-	(14,610,314)
Payments on note payable - related party	(180,850)	-	-	(180,850)
Payments on insurance premium note payment	(970,541)	-	-	(970,541)
Proceeds from construction note payable	-	-	-	-
Payments on construction note payable	(64,959)	-	-	(64,959)
Preferred stock dividends paid	(638,038)	-	-	(638,038)
Common stock repurchase plan	(1,456,744)	-	-	(1,456,744)
Net cash used in financing activities	(3,311,132)	-	-	(3,311,132)

Net increase/(decrease) in cash	8,371,020	-	-	8,371,020
Cash, beginning of period	39,134,027	-	-	39,134,027
Restricted cash, beginning of period	500,000	-	-	500,000
Cash and restricted cash, end of period	$48,005,047	$-	$-	$48,005,047
Restricted cash, end of period	$500,000	$-	$-	500,000
Cash, end of period	$47,505,047	$-	$-	$47,505,047

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended September 30, 2023
(Unaudited)		Adjustments
	As Previously Reported	Stock Based Payments	Other	As Restated
Cash flows from operating activities:
Net income/(loss)	$(8,588,330)	$(488,637)	$106,938	$(8,970,029)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	9,293,566	-	23,642	9,317,208
Debt discount amortization	41,626	-	-	41,626
Employee stock awards	2,392,246	488,637	-	2,880,883
Common stock purchase options	-	-	-	-
Contingent consideration payable fair value	(41,076)	-	-	(41,076)
Allowance for doubtful accounts	1,047,587	-	-	1,047,587
(Gain)/loss on disposal of assets	-	-	-	-
Reduction in right of use asset	243,652	-	-	243,652
Deferred income taxes	(1,960,265)	-	(128,618)	(2,088,883)
Changes in current assets and liabilities
Accounts receivable	5,267,942	-	-	5,267,942
Inventories	1,330,614	-	-	1,330,614
Prepaid expenses	2,262,859	-	-	2,262,859
Deposits	3,839,429	-	-	3,839,429
Accounts payable	1,519,151	-	-	1,519,151
Accrued liabilities	1,760,716	-	(1,962)	1,758,754
Operating lease liability	(258,628)	-	-	(258,628)
Net cash provided by operating activities	18,151,089	-	-	18,151,089

Cash flows from investing activities:
Purchase of property, plant, and equipment	(2,618,205)	-	-	(2,618,205)
Net cash used in investing activities	(2,618,205)	-	-	(2,618,205)

Cash flows from financing activities:
Payments on inventory facility, net	-	-	-	-
Proceeds from factoring liability	26,047,370	-	-	26,047,370
Payments on factoring liability	(26,047,370)	-	-	(26,047,370)
Payments on note payable - related party	(180,850)	-	-	(180,850)
Payments on insurance premium note payment	(2,017,089)	-	-	(2,017,089)
Proceeds from construction note payable	-	-	-	-
Payments on construction note payable	(127,858)	-	-	(127,858)
Preferred stock dividends paid	(1,420,677)	-	-	(1,420,677)
Common stock repurchase plan	(1,855,569)	-	-	(1,855,569)
Net cash used in financing activities	(5,602,043)	-	-	(5,602,043)

Net increase/(decrease) in cash	9,930,841	-	-	9,930,841
Cash, beginning of period	39,134,027	-	-	39,134,027
Restricted cash, beginning of period	500,000	-	-	500,000
Cash and restricted cash, end of period	$49,564,868	$-	$-	$49,564,868
Restricted cash, end of period	$-	$-	$-	$-
Cash, end of period	$49,564,868	$-	$-	$49,564,868

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended December 31, 2023
(Unaudited)		Adjustments
	As Previously Reported	Stock Based Payments	Other	As Restated
Cash flows from operating activities:
Net income/(loss)	$(10,232,319)	$(1,132,560)	$(10,928)	$(11,375,807)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	14,047,216	-	35,463	14,082,679
Debt discount amortization	62,440	-	-	62,440
Employee stock awards	3,130,095	1,132,560	-	4,262,655
Common stock purchase options	380,045	-	-	380,045
Contingent consideration payable fair value	(60,298)	-	-	(60,298)
Allowance for doubtful accounts	1,117,565	-	-	1,117,565
(Gain)/loss on disposal of assets	-	-	-	-
Reduction in right of use asset	362,402	-	-	362,402
Deferred income taxes	(2,425,500)	-	(22,981)	(2,448,481)
Changes in current assets and liabilities
Accounts receivable	7,107,365	-	-	7,107,365
Inventories	4,842,087	-	-	4,842,087
Prepaid expenses	2,474,001	-	-	2,474,001
Deposits	4,763,015	-	-	4,763,015
Accounts payable	1,066,741	-	-	1,066,741
Accrued liabilities	2,072,696	-	(1,554)	2,071,142
Operating lease liability	(388,261)	-	-	(388,261)
Net cash provided by operating activities	28,319,290	-	-	28,319,290

Cash flows from investing activities:
Purchase of property, plant, and equipment	(5,562,283)	-	-	(5,562,283)
Net cash used in investing activities	(5,562,283)	-	-	(5,562,283)

Cash flows from financing activities:
Payments on inventory facility, net	-	-	-	-
Proceeds from factoring liability	37,252,869	-	-	37,252,869
Payments on factoring liability	(37,252,869)	-	-	(37,252,869)
Payments on note payable - related party	(180,850)	-	-	(180,850)
Payments on insurance premium note payment	(3,001,805)	-	-	(3,001,805)
Proceeds from construction note payable	-	-	-	-
Payments on construction note payable	(181,639)	-	-	(181,639)
Preferred stock dividends paid	(2,194,792)	-	-	(2,194,792)
Common stock repurchase plan	(2,152,080)	-	-	(2,152,080)
Net cash used in financing activities	(7,711,166)	-	-	(7,711,166)

Net increase/(decrease) in cash	15,045,841	-	-	15,045,841
Cash, beginning of period	39,134,027	-	-	39,134,027
Restricted cash, beginning of period	500,000	-	-	500,000
Cash and restricted cash, end of period	$54,679,868	$-	$-	$54,679,868
Restricted cash, end of period	$-	$-	$-	$-
Cash, end of period	$54,679,868	$-	$-	$54,679,868

NOTE 23 – SUBSEQUENT EVENTS

Related Party Transactions

Effective July 12, 2024, our $1.6 million letter of credit with Northern Trust for collateral for a bond related to a judgment assessed to GunBroker.com was extended until July 26, 2025. Effective July 26, 2024, our $1.6 million certificate of deposit with Northern Trust for security on the letter of credit was extended until July 28, 2025. The term of the certificate of deposit is twelve months and includes interest of approximately 5%. Per the terms of the Merger Agreement, which is filed with this Amendment as Exhibit 2.2, the Seller is required to pay or be liable for these losses (capitalized terms are defined in the Merger Agreement).

Settlement Agreement

On June 24, 2024 the Company entered into a Confidential Settlement Agreement and Mutual General Release (the “Settlement

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement”) with Triton Value Partners, LLC, Donald Gasgarth, Paul Freischlag, Jr., Jeff Zwitter (the “Plaintiffs,” and together with the Defendants and the Company, the “Parties” or, individually, “Party”), and Steven Urvan and TVP Investments LLC (the “Urvan Defendants”) and GunBroker.com, LLC, IA TECH, LLC, and GB Investments, Inc. (the “GunBroker Defendants,” and collectively with the Urvan Defendants, the “Defendants”) to fully resolve and settle all disputes and claims related to the litigation between the Defendants and Plaintiffs captioned Triton Value Partners, LLC et al. v. TVP Investments, LLC et al., Cobb County Superior Court, CAFN 18104869 (the “Action”). Pursuant to the Settlement Agreement, the GunBroker Defendants agreed to pay the Plaintiffs $8,000,000 (the “Settlement Amount”) in a single lump sum payment. AMMO agreed to tender the Settlement Amount to an escrow agent on behalf of the GunBroker Defendants within 45 days of the Settlement Agreement’s execution. Within five business days of the receipt of the Settlement Amount from the escrow agent, the Plaintiffs agreed to dismiss the Action with prejudice, and the Urvan Defendants agreed to dismiss all counterclaims against the Plaintiffs with prejudice. Pursuant to the Merger Agreement (as defined above), Urvan has the exclusive right to settle the Action on behalf of all Defendants and Urvan is obligated to indemnify the Company for certain liabilities, including certain liabilities incurred in connection with the Action. In connection with the Merger Agreement, on April 30, 2021, the Company and Urvan entered into a Pledge and Escrow Agreement (the “Pledge and Escrow Agreement”), pursuant to which ten stock certificates in the name of Urvan, with each certificate representing $2.8 million worth of shares of the Company’s common stock as of the date of the Pledge and Escrow Agreement (the “Pledged Securities”) were placed in escrow pending resolution of the Action. Pursuant to the Settlement Agreement, a portion of the Pledged Securities in the form of a stock certificate for 2,857,143 shares (“Stock Certificate”) were sent to the Company’s transfer agent for cancellation on September 30, 2024. Pursuant to the Settlement Agreement, each of the Plaintiffs and the Defendants provided mutual releases of all claims as of the Effective Date, arising from any allegations set forth in the Action. Notwithstanding the foregoing, the Company and the GunBroker Defendants do not release any claims asserted against Urvan, and Urvan did not release any claims asserted against the Company, the GunBroker Defendants or any individual or entity related to or affiliated with the Company. Upon the Stock Certificate’s cancellation on September 30, 2024, the Parties' payment obligations under the Settlement Agreement were complete.

On August 8, 2024, the Company paid $8.0 million to the escrow agent in connection with the Settlement Agreement. This resulted in $4.8 million recorded as a receivable that was reclassed to Treasury stock upon Mr. Urvan’s transfer of the shares related to the Settlement Payment to the Company on September 30, 2024.

Asset Purchase Agreement

On January 20, 2025, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Olin Winchester, LLC (the “Buyer”), pursuant to which the Buyer agreed to (i) acquire all assets of our business of designing, manufacturing, marketing, distributing and selling ammunition and ammunition components (collectively, the “Ammunition Manufacturing Business”) along with certain assets related to the Ammunition Manufacturing Business, and (ii) assume certain liabilities related to the Ammunition Manufacturing Business, for a gross purchase price of $75.0 million, subject to customary adjustments for estimated net working capital and real property costs and pro-rations (the “Transaction”). The assets to be acquired, and the liabilities assumed by the Buyer were those primarily related to the Ammunition Manufacturing Business, including the Ammunition Manufacturing Business’ dedicated manufacturing facility in Manitowoc, Wisconsin.

The closing of the Transaction was subject to the satisfaction of customary closing conditions, including, among others, (i) the absence of any notice (whether temporary, preliminary or permanent) from a governmental authority or federal or state court of competent jurisdiction which is in effect and prevents or prohibits consummation of the Transaction, (ii) the accuracy of the representations and warranties of the parties, (iii) the parties’ compliance with their respective covenants in all material respects, (iv) the delivery by the Company to Buyer of certain consents and approvals, permits, and policies, surveys, and reports related to the owned real property used in the Ammunition Manufacturing Business, and (v) the release of all liens relating to the assets being purchased in the Transaction.

The Purchase Agreement contained customary representations, warranties and covenants as well as customary post-signing and post-Closing covenants.

On April 18, 2025, we entered into a First Amendment (the “First Amendment”) to the Asset Purchase Agreement. Pursuant to the First Amendment, the Company and Buyer agreed to, among other things: (i) the removal of the escrow mechanisms for the purchase price adjustments contemplated under the Asset Purchase Agreement; (ii) the addition of a pre-closing inventory count rather than a post-closing inventory count; (iii) the revision of the net working capital adjustment provisions to agree upon certain pre-determined assets and liabilities and remove deductions for certain types of inventory and account for inventory based on the Company’s historical accounting practices; (iv) the addition of a reserve to adjust for upgrades to equipment and inventory issues; and (v) the addition of a purchase price adjustment collar in the event the final net working capital amount is less the estimated net working capital exceeds, which entitles the Buyer to receive from the Company amounts in excess of the collar for such a shortfall.

The Company and the Buyer also entered into certain additional agreements, including, among other things: (a) the addition of a mutual non-disparagement provision; (b) the removal of the closing condition related to the process hazard analysis report and the

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amendment of one of the representations to account for such report; (c) the addition of a mutual release related to certain disputed items; and (d) the addition of an indemnification related to an item excluded from coverage in the representations and warranties insurance policy.

The Transaction was completed on April 18, 2025.

In connection with the Transaction, we evaluated the Transaction in accordance with ASC Topic 205, "Presentation of Financial Statement" ("ASC 205") and concluded this was a triggering event to reassess the carrying value of the segment's assets. In accordance with ASC Topic 360, "Property, Plant, and Equipment" ("ASC 360"), we reassessed the carrying value of its assets and determined that an impairment of assets would be recorded in the year ended March 31, 2025 as follows:

Impairment Amount
Inventory	$17,129,874
Property, plant and equipment	25,381,646
Other assets	530,195
Intangible assets	2,805,715
Total Impairment	$45,847,430

Separation Agreements

On September 19, 2024, we received a notice of resignation from its Chief Financial Officer, Rob Wiley, effective September 20, 2024. Pursuant to the Separation Agreement signed on September 19, 2024, Mr. Wiley will be entitled to separation compensation in the amount of $406,250.00 paid in equal bi-monthly installments over fifteen calendar months; 50,000 shares of Common Stock; a lump sum payment for accrued and unused vacation and paid time off; family health benefits under the Company’s employer sponsored plans until September 30, 2025; and unreimbursed expenses.

On April 8, 2025, in connection with Fred W. Wagenhals’ resignation from his position as the Executive Chairman of the Company and as Chairman of the Board on April 4, 2025, the Company and Mr. Wagenhals entered into an Executive Separation Agreement, effective April 4, 2025, pursuant to which Mr. Wagenhals is entitled to receive certain separation benefits, including: (i) payment of all compensation and benefits to which Mr. Wagenhals is legally entitled under the Wagenhals Employment Agreement through the Separation Date; (ii) a cash separation payment equal to $700,000, consisting of (a) a lump sum payment of $300,000 (an amount equal to nine months of Mr. Wagenhals’s annual base salary) and (b) an aggregate of $400,000 (an amount equal to 12 months of Mr. Wagenhals’s annual base salary) to be paid in substantially equal installments in accordance with the Company’s normal payroll practices; (iii) reimbursement for all reimbursable expenses due to Mr. Wagenhals under the Wagenhals Employment Agreement; and (iv) a lump sum payment equal to the value of Mr. Wagenhals’s accrued and unused vacation and paid time off balance.

Loan Amendment

On April 18, 2025, we entered into a Consent and Second Amendment to Loan and Security Agreement (the “Sunflower Loan Amendment”) by and among the Company and other borrowers party thereto (collectively, the “Borrower”), and Sunflower Bank, N.A., as administrative agent and collateral agent (the “Agent”). The Sunflower Loan Amendment amends that certain Loan and Security Agreement, dated as of December 29, 2019, by and among the Borrower, the Lenders and the Agent (as amended by the Sunflower Loan Amendment, the “Sunflower Loan Agreement”).

Pursuant to the Sunflower Loan Amendment, the Borrower and the Agent agreed to, among other things: (i) release the Agent’s security interest in all collateral securing the Borrower’s obligations under the Sunflower Loan Agreement upon consummation of the sale of the Ammunition Manufacturing Business; (ii) reduce all amounts available under the Revolving Loan to zero dollars as of the effective date of the Sunflower Loan Amendment; (iii) enter into an Amended and Restated Revolving Line Promissory Note in the amount of $5.0 million, representing 100% of the Revolving Line Commitment available under the Sunflower Loan Agreement, executed by Borrower in favor of Agent as of the effective date of the Sunflower Loan Amendment; and (iv) certain other amendments to Borrower’s customary covenants and obligations under the Sunflower Loan Agreement that only take effect in the event the Revolving Line Availability is greater than zero dollars.

Contingencies

On December 20, 2024, the Board of Directors held a meeting during which it voted to pursue a settlement in the Plenary Action between Ammo and Mr. Urvan (which is further described in Note 2 above) and voted to approve terms outlined in a non-binding term sheet. We recorded an estimated liability of $20.4 million in the year ended March 31, 2025.

Settlement negotiations between the Company and Mr. Urvan are ongoing. There can be no assurance that a final settlement

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement will be reached. If an agreement is not reached, the Company intends to continue to vigorously defend against this litigation. On February 3, 2025, the Delaware Court granted a joint stipulated motion to postpone the five-day trial to April 27, 2026 and ordered a stay of litigation of approximately three months, during which all depositions and discovery is postponed.

The Company faces an inestimable loss contingency stemming from a pending investigation of the Staff of the Securities and Exchange Commission's ("SEC") Division of Enforcement (the "SEC Investigation"). The Company has produced documents responsive to document subpoenas and cooperated by, among other things, providing other information to the SEC Staff on a voluntary basis. The SEC Staff has significant discretion in conducting investigations, and therefore, the Company cannot predict the scope or outcome of the SEC Investigation. Based upon document subpoenas to the Company and other communications in January, 2025, it appears that the SEC Staff is investigating and will likely recommend that the SEC bring an enforcement action relating to the Company’s: (i) valuation of, and accounting for share-based compensation awards to employees, non-employee directors and other service providers, and issued in exchange for goods and services; (ii) capitalization of certain share issuance costs; (iii) disclosure of perquisites and the valuation of equity-based compensation paid to certain executives; (iv) disclosure of certain executive officers and related party transactions; and (v) disclosure concerning the calculation of Adjusted EBITDA. The SEC Staff have not issued a Wells Notice to the Company. If the SEC Staff issues a Wells Notice, the Company will have the opportunity to present factual evidence, legal arguments and mitigating circumstances to the SEC. If, notwithstanding the Company’s Wells submission, the SEC authorizes a civil enforcement action, the agency may seek injunctions, civil penalties or other relief, and the Company may incur additional legal and other professional fees in defending such action or negotiating a resolution. Given the ongoing nature and complexity of the SEC Investigation, we cannot yet reasonably estimate a loss or range of loss that may arise from its resolution. The Company will continue to evaluate information to determine when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.