Form 10-Q/A
period 2024-06-30
Outdoor Holding Co
filed 2025-05-20
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-13101

Outdoor Holding Company

(Exact name of registrant as specified in its charter)

Delaware	83-1950534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7681 E Gray Road, Scottsdale, AZ 85260

(Address of principal executive offices) (Zip Code)

(480) 947-0001

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

EXPLANATORY NOTE

Outdoor Holding Company (formerly AMMO, Inc.) (“Ammo”, “we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment” or this “Form 10-Q/A”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the three months ended June 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2024 (the "Original Filing").

In filing this Amendment, we are restating our previously issued unaudited condensed consolidated interim financial information as of and for the three months ended June 30, 2024 to account for the issues described in “Background of the Restatement” below. In addition, we recently filed Amendment No. 2 to the Form 10-K for the fiscal year ended March 31, 2024 (the “Form 10-K/A” and, together with this Form 10-Q/A, the “Amended Reports”), which included restated audited consolidated financial statements as of and for the fiscal years ended March 31, 2024, 2023 and 2022 and restated unaudited condensed consolidated interim financial information for each of the quarters within the fiscal year ended March 31, 2024 (collectively, the “Affected Periods”).

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

In connection with the closing of the Transaction, the Company changed its name from “AMMO, Inc.” to “Outdoor Holding Company.” Except as otherwise provided in this Amendment, all references to the Company in this Amendment refer to the Company and its subsidiaries on a consolidated basis prior to the closing of the Transaction.

Background of the Restatement

In September 2024, a Special Committee (the “Special Committee”) of the Board of Directors of the Company (the "Board of Directors") initiated an independent investigation (the "Special Committee Investigation") through independent legal counsel and independent forensic accountants. During the course of the Special Committee Investigation, the Special Committee discovered accounting and financial reporting errors that required restatement resulting primarily from (i) inaccurate valuation of, and accounting for, share-based compensation awards to employees, non-employee directors, and other service providers, and shares issued in exchange for goods and services, (ii) inappropriate capitalization of certain share issuance costs, and (iii) inappropriate accounting for certain convertible notes and warrants issued by the Company. During the course of the Special Committee Investigation, the Special Committee also found that the Company had not properly disclosed certain executive officers, executive compensation and related party transactions. In conjunction with the restatement of the items above, we also made corresponding income tax adjustments to our consolidated financial statements, as these balances were impacted by the aforementioned adjustments.

On September 27, 2024, the Company received a communication from its independent registered public accounting firm, Pannell Kerr Forster of Texas, P.C. (“PKF”), in which PKF requested that the Company take action to disclose that the historical financial statements and auditors’ reports previously reported by the Company relating to the financial statements as of and for the years ended March 31, 2024, 2023, 2022 and 2021 should no longer be relied upon. On October 3, 2024, the Company filed a Current Report on Form 8-K disclosing that the foregoing financial statements and auditors’ reports, as well as the financial statements for all interim periods within the fiscal years ended March 31, 2024, 2023 and 2022 should no longer be relied upon. The Company’s management concluded that in light of the investigation issues noted above, a material weakness existed in the Company’s internal control over financial reporting during such periods and that the Company’s disclosure controls and procedures were not effective.

On February 4, 2025, the Audit Committee of the Board of Directors (the “Audit Committee”), in consultation with the Company’s management, determined that the Company’s financial statements for the Affected Periods would be restated. On February 24, 2025, the Audit Committee, after consultation with the Company’s management and its accounting advisors and consultants, concluded that the previously reported financial statements as of and for (i) the fiscal years ended March 31, 2020, 2019 and 2018 and December 31, 2017, (ii) all interim periods within such years and (iii) the transition period (the “Transition Period”) from January 1, 2018 to March 31, 2018 (collectively, the “Prior Periods”), including the auditors’ reports on the financial statements for all fiscal years within the Prior Periods and the Transition Period, should no longer be relied upon due to errors in such financial statements as addressed in Financial Accounting Standards Board ("FASB") ASC Topic 250, Accounting Changes and Error Corrections. Furthermore, the Company’s management concluded that a material weakness existed in the Company’s internal control over financial reporting during the Prior Periods and that the Company’s disclosure controls and procedures were not effective.

Effects of the Restatement

As discussed in Note 3 to the accompanying unaudited condensed consolidated financial statements in this Amendment, we have restated our unaudited condensed consolidated financial statements and the related disclosures for the three months ended June 30, 2024. Specifically, we have restated our unaudited condensed consolidated balance sheet as of June 30, 2024 and the related unaudited condensed consolidated statements of operations, shareholders’ equity and cash flow, including related disclosures, for the three months ended June 30, 2024. The Form 10-K/A included the restated unaudited condensed consolidated balance sheet as of June 30, 2023 and the related unaudited condensed consolidated statements of operations, shareholders’ equity, and cash flow for the three months ended June 30, 2023. Such financial information as of and for the three months ended June 30, 2023 is not labeled as “restated” throughout this Amendment. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, has been updated to reflect the effects of the restatement.

In addition to the Form 10-K/A described above, we are concurrently filing the Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2024 and December 31, 2024 with this Form 10-Q/A, all of which contain restated financial statements for the comparative periods of fiscal 2024.

For additional discussion of the Special Committee's investigation, the accounting errors identified, and the adjustments made as a result of the restatement, see Note 3 of the unaudited condensed consolidated financial statements included in Part I, Item 1 - Financial Statements. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part I, Item 4 – Controls and Procedures.

This Amendment continues to describe the conditions as of the date of the Original Filing and, except as set forth herein, we have not updated or modified the disclosures contained in the Original Filing to reflect any events that have occurred after the Original Filing. Accordingly, forward-looking statements included in this Amendment may represent management’s views as of the Original Filing and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Form 10-K/A and the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I

ITEM 1. FINANCIAL STATEMENTS

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	March 31, 2024
	(Unaudited)
	(Restated)
	(See Note 3)
ASSETS
Current Assets:
Cash and cash equivalents	$50,754,570	$55,586,441
Accounts receivable, net	19,436,712	28,221,321
Due from related parties	4,800,000	-
Inventories	54,717,709	45,563,334
Prepaid expenses	4,244,197	2,154,170
Total Current Assets	133,953,188	131,525,266

Equipment, net	57,998,933	58,082,040

Other Assets:
Deposits	1,325,806	349,278
Patents, net	4,620,819	4,756,006
Other intangible assets, net	107,982,842	111,049,067
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	1,825,564	2,000,093
Deferred income tax asset	-	4,407,491
TOTAL ASSETS	$398,577,246	$403,039,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$22,678,651	$23,156,495
Accrued liabilities	17,176,369	7,065,444
Current portion of operating lease liability	488,887	479,651
Current portion of construction note payable	276,616	273,459
Insurance premium note payable	1,680,594	-
Total Current Liabilities	42,301,117	30,975,049

Long-term Liabilities:
Contingent consideration payable	39,852	59,838
Income Tax Payable	1,609,520	1,609,520
Construction note payable, net of unamortized issuance costs	10,710,081	10,735,241
Operating lease liability, net of current portion	1,426,740	1,609,836
Deferred income tax liability	-	-
Total Liabilities	56,087,310	44,989,484

Shareholders' Equity:
Series A cumulative perpetual preferred Stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized 120,686,636 and 120,531,507 shares issued and 118,756,733 and 119,181,067 outstanding at June 30, 2024 and March 31, 2024, respectively	118,757	119,181
Additional paid-in capital	431,595,542	430,525,824
Accumulated deficit	(85,457,506)	(69,923,398)
Treasury Stock	(3,768,257)	(2,673,156)
Total Shareholders' Equity	342,489,936	358,049,851
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$398,577,246	$403,039,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2024	2023
	(Restated)
Net Revenues
Ammunition sales(1)	$13,359,554	$14,106,029
Marketplace revenue	12,281,991	13,912,202
Casing sales	5,312,005	6,236,344
	30,953,550	34,254,575

Cost of Revenues	21,176,249	20,241,856
Gross Profit	9,777,301	14,012,719

Operating Expenses
Selling and marketing	298,613	295,581
Corporate general and administrative	11,323,078	7,947,563
Employee salaries and related expenses	5,182,135	4,423,932
Depreciation and amortization expense	3,381,669	3,344,043
Total operating expenses	20,185,495	16,011,119
Loss from Operations	(10,408,194)	(1,998,400)

Other Income
Other income	252,232	692,951
Interest expense	(196,522)	(204,201)
Total other income	55,710	488,750

Loss before Income Taxes	(10,352,484)	(1,509,650)

Benefit for Income Taxes	4,407,491	(205,588)

Net Loss	(14,759,975)	(1,304,062)

Preferred Stock Dividend	(774,132)	(774,132)

Net Loss Attributable to Common Stock Shareholders	$(15,534,107)	$(2,078,194)

Net Loss per share
Basic	$(0.13)	$(0.02)
Diluted	$(0.13)	$(0.02)

Weighted average number of shares outstanding
Basic	119,105,502	117,713,805
Diluted	119,105,502	117,713,805
(1)
Included in revenue for the three months ended June 30, 2024 and 2023 are excise taxes of $1,303,603 and $1,175,796, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total
Balance as of March 31, 2024	1,400,000	$1,400	119,181,067	$119,181	$430,525,824	$(69,923,398)	$(2,673,156)	$358,049,851

Employee stock awards (restated)	-	-	360,833	361	1,394,622	-	-	1,394,983
Common stock purchase options	-	-	-	-	41,055	-	-	41,055
Repurchase of common shares (1)	-	-	(205,704)	(206)	(365,959)	-	-	(366,165)
Preferred stock dividends	-	-	-	-	-	(638,022)	-	(638,022)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,111)	-	(136,111)
Net loss (restated)	-	-	-	-	-	(14,759,975)	-	(14,759,975)
Treasury shares purchased	-	-	(579,463)	(579)	-	-	(1,095,101)	(1,095,680)
Balance as of June 30, 2024 (restated)	1,400,000	$1,400	118,756,733	$118,757	$431,595,542	$(85,457,506)	$(3,768,257)	$342,489,936
(1)
The Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on common shares.

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total
Balance as of March 31, 2023	1,400,000	$1,400	118,294,478	$118,294	$424,739,847	$(50,216,248)	$(522,158)	$374,121,135

Employee stock awards	-	-	390,111	391	1,180,808	-	-	1,181,199
Dividends accumulated on preferred stock	-	-	-	-	-	(638,038)	-	(638,038)
Preferred stock dividends	-	-	-	-	-	(136,093)	-	(136,093)
Net loss	-	-	-	-	-	(1,304,062)	-	(1,304,062)
Treasury shares purchased	-	-	(738,831)	(739)	-	-	(1,456,005)	(1,456,744)
Balance as of June 30, 2023	1,400,000	$1,400	117,945,758	$117,946	$425,920,655	$(52,294,441)	$(1,978,163)	$371,767,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2024	2023
	(Restated)
Cash flow from operating activities:
Net Loss	$(14,759,975)	$(1,304,062)
Adjustments to reconcile net loss to net cash provided by/(used in) operations:
Depreciation and amortization	4,704,377	4,631,908
Debt discount amortization	20,813	20,813
Employee stock awards	1,394,983	1,181,199
Common stock purchase options	41,055	-
Contingent consideration payable fair value	(19,986)	(21,024)
Allowance for credit losses	87,689	909,717
Reduction in right of use asset	174,529	120,216
Valuation allowance	7,182,561	-
Deferred income taxes	(2,775,070)	(207,098)
Changes in Current Assets and Liabilities
Accounts receivable	8,696,920	7,088,437
Due from related parties	(4,800,000)	-
Inventories	(9,154,375)	(1,579,836)
Prepaid expenses	312,409	888,412
Deposits	(976,528)	2,964,365
Accounts payable	(477,844)	(1,722,783)
Accrued liabilities	9,974,813	153,531
Operating lease liability	(173,860)	(127,704)
Net cash provided by/(used in) operating activities	(547,489)	12,996,091

Cash flow from investing activities:
Purchase of property, plant, and equipment	(1,419,857)	(1,313,939)
Net cash used in investing activities	(1,419,857)	(1,313,939)

Cash flow from financing activities:
Payments on insurance premium note payment	(721,842)	(970,541)
Payments on construction note payable	(42,816)	(64,959)
Proceeds from factoring liability	-	14,610,314
Payments on factoring liability	-	(14,610,314)
Payments on note payable - related party	-	(180,850)
Preferred stock dividends paid	(638,021)	(638,038)
Repurchase of common shares	(366,164)	-
Common stock repurchase plan	(1,095,682)	(1,456,744)
Net cash used in financing activities	(2,864,525)	(3,311,132)

Net increase/(decrease) in cash	(4,831,871)	8,371,020
Cash, beginning of period	55,586,441	39,134,027
Restricted cash, beginning of period	-	500,000
Cash and restricted cash, end of period	$50,754,570	$48,005,047
Restricted cash, end of period	$-	$500,000
Cash, end of period	$50,754,570	$47,505,047

(Continued)

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2024	2023
	(Restated)
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$196,552	$184,385
Income taxes	$-	$-

Non-cash investing and financing activities:
Insurance premium note payment	$2,402,436	$1,056,199
Dividends accumulated on preferred stock	$136,111	$136,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

AMMO, Inc. is a conglomerate of two premium positions in the shooting sports industry. AMMO, Inc. started in ammunition manufacturing and broadened its portfolio with the acquisition of GunBroker.com (“GunBroker”) in 2021. GunBroker is an e-commerce marketplace (the “Marketplace”) that connects buyers and sellers with new/used firearms and ancillary gear and components for the outdoor community. Together, these two operating segments position AMMO, Inc. as a key force in both ammunition production and online firearm commerce.

The Company changed its name from AMMO, Inc. to Outdoor Holding Company on April 21, 2025.Unless the context otherwise requires, all references to “AMMO, Inc.,” “Ammo”, the “Company,” “we”, “us”, “our,” and similar terms refer to AMMO, Inc., a Delaware corporation, and its consolidated subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of AMMO, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Accounting Basis

The accompanying unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q/A have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. Additionally, these condensed consolidated financial statements and related disclosures are presented pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related disclosures contained in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2024. The results for the three months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flow and changes in stockholders’ equity of the Company for the interim periods presented.

We use the accrual basis of accounting and U.S. GAAP, and all amounts are expressed in U.S. dollars. The Company has a fiscal year-end of March 31st.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for credit losses, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, stock-based compensation, and warrant-based compensation.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs, or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Each of our operating segments is considered a reporting unit. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flow. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization in the year ended March 31, 2023, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amount. Through our analysis we determined our stock price and market capitalization decline was not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flow was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of Goodwill was not warranted for the year ended March 31, 2024. As of June 30, 2024, the Company had a goodwill carrying value of $90,870,094, all of which was assigned to the Marketplace segment. However, due to declines in the value of the Company's common stock and market capitalization, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2025.

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

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flow, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

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

Patents

On September 28, 2017, AMMO Technologies Inc., an Arizona corporation and wholly owned subsidiary of the Company ("ATI"), merged with Hallam, Inc, a Texas corporation, with ATI being the survivor. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013, owned by University of Louisiana at Lafayette. The license was formally amended and assigned to AMMO Technologies Inc. pursuant to an Assignment and First Amendment to Exclusive License Assumption Agreement dated to be effective as of August 22, 2017, the merger closing date. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028.

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

On October 5, 2018, we completed the acquisition of SW Kenetics, Inc. ("SWK") ATI acquired all of the assets and assumed all of the liabilities of SWK. The primary asset of SWK was a pending patent for modular projectiles. All rights to patent pending application were assigned and transferred to ATI pursuant to an intellectual property rights agreement on September 27, 2018.

We intend to continue building our patent portfolio to protect our proprietary technologies and processes and will file new applications where appropriate to preserve our rights to manufacture and sell our branded lines of ammunition.

Other Intangible Assets

On March 15, 2019, Enlight Group II, LLC d/b/a Jagemann Munition Components, a wholly owned subsidiary of AMMO, Inc., completed its acquisition of assets of Jagemann Stamping Company’s ammunition casing manufacturing and sales operations pursuant to the terms of the Amended and Restated Asset Purchase Agreement (See Note 14). The intangible assets acquired include a trade name, customer relationships, and intellectual property.

On April 30, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”), by and among the Company, SpeedLight Group I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company and Gemini Direct Investments, LLC, a Nevada limited liability company ("Gemini"), whereby SpeedLight Group I, LLC merged with and into Gemini Direct Investments, LLC, with SpeedLight Group I, LLC surviving the merger as a wholly owned subsidiary of the Company. At the time of the Merger, Gemini had nine subsidiaries, all of which are related to Gemini’s ownership of GunBroker, an online auction

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

marketplace dedicated to firearms, hunting, shooting, and related products. The intangible assets acquired include a trade name, customer relationships, intellectual property, software, and domain names.

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
•
Allocation of the transaction price to the separate performance obligation
•
Recognition of revenue when performance obligations are satisfied

We only apply the five-step model when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract obligation, determine those that are performance obligations, and assess whether each promised good or service is distinct.

For Ammunition Sales and Casing Sales, our contracts contain a single performance obligation, and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of our product, which typically occurs upon shipment of the product or the performance of the service. In the year ended March 31, 2021, we began accepting contract liabilities or deferred revenue. We included deferred revenue in our accrued liabilities. We will recognize revenue when the performance obligation is met.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advertising revenue consists of dedicated emails, e-newsletters, video production and advertising, market trends and banner advertising. The performance obligation is to deliver the advertising content. Revenue is recognized at a point in time when the advertising content is delivered.

For the three months ended June 30, 2024 and year ended March 31, 2024, the Company’s customers that comprised more than 10% of total revenues and accounts receivable were as follows:

	Three Months Ended		Three Months Ended
	June 30, 2024		March 31, 2024
PERCENTAGES	Revenues	Accounts Receivable	Revenues	Accounts Receivable
Customers:
A	-	-	-	11.8%
	-	-	-	-

Disaggregated Revenue Information

The following table presents a disaggregation of revenue from customers by category. We attribute net sales to categories by product or service types: ammunition, ammunition casings, and marketplace fees. The Company notes that revenue recognition processes are consistent between product and service type, however, the amount, timing and uncertainty of revenue and cash flows may vary by each product type due to the customers of each product and service type.

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Ammunition sales(1)	$13,359,554	$14,106,029
Marketplace revenue	12,281,991	13,912,202
Casing sales	5,312,005	6,236,344
Total Sales	$30,953,550	$34,254,575
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

All ammunition product sales are recorded upon shipment and, depending on credit worthiness of customer, the payment terms will vary from 30 to 60 days. No refunds are allowed on any product shipped.

Each product manufactured by the Company has standard specifications and performance objectives. The Company has an extensive product testing program and, if the Company were given notice of a product defect by a customer, the Company would request the return of the product so that the manufacturing defect could be identified.

Contract Liabilities

Our contract liabilities consist of unearned revenue, which represents up-front payments received from customers for product to be delivered at a future date. Contract liabilities are classified as current or long-term based on the timing of contract obligation. As of June 30, 2024 and March 31, 2024, we had unearned revenue of $1.8 million, which is included in accrued liabilities on the condensed consolidated balance sheet.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

other costs incurred to bring our inventories to condition ready to be sold. We periodically evaluate and adjust inventories for obsolescence.

Leases

We determine if an arrangement is a lease at inception of the contract. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; instead, we recognize lease expense for these leases on a straight-line basis over the lease term. We do not account for lease components (e.g., fixed payments to use the underlying lease asset) separately from the non-lease components (e.g., fixed payments for common-area maintenance costs and other items that transfer a good or service). Some of our leases include variable lease payments, which primarily result from changes in consumer price and other market-based indices - which are generally updated annually - and maintenance and usage charges. These variable payments are excluded from the calculation of our lease assets and lease liabilities.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”), which requires the recognition of the cost of employee, director and non-employee services received in exchange for an award of equity over the period the employee, director or non-employee is required to perform the services in exchange for the award. Stock-based compensation is measured based on the grant-date fair value of the award. Stock-based compensation is recognized on a straight-line basis over the vesting periods and forfeitures are recognized in the periods they occur. There were 360,833 and 390,111 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the three months ended June 30, 2024 and 2023, respectively.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2024, our bank account balances exceeded federally insured limits, however, we have not incurred losses related to these deposits.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 30, 2023, Director and stockholder Steve Urvan filed suit in the Delaware Court of Chancery against the Company, and certain AMMO directors, former directors, employees, former employees and consultants. Urvan’s claims include fraudulent inducement, unjust enrichment and violations of the Arizona Securities Act. The suit seeks a Court order for partial rescission of the Merger and compensatory damages of not less than $140 million. The Company and named defendants are in alignment in all material respects and intend to vigorously defend against Urvan’s claims. The Company has engaged Delaware Court of Chancery litigation specialists to defend its interests in all respects in this case. The Company timely responded to the Urvan Complaint by filing a motion to dismiss. On August 1, 2023, AMMO filed a separate lawsuit against Urvan in the Delaware Court of Chancery alleging, among other things, that Urvan committed fraud in connection with the GunBroker.com sale, and that Urvan breached his indemnification obligations to AMMO after the sale. On September 11, 2023, the Delaware Court of Chancery consolidated AMMO’s lawsuit against Urvan with Urvan’s lawsuit against AMMO and the individual defendants. On September 18, 2023, AMMO filed an amended complaint that added a claim against Urvan for breach of the Arizona Securities Act. Urvan moved to dismiss AMMO’s complaint in full. On December 18, 2023, the Court of Chancery heard argument on the parties’ motions to dismiss in the consolidated action. On February 27, 2024, the Court issued an opinion resolving all pending motions to dismiss. The Court dismissed Urvan’s aiding and abetting claims against the individual defendants, but it declined to dismiss Urvan’s other claims against the individuals and declined to dismiss Urvan’s claims against AMMO. The Court rejected Urvan’s motion to dismiss AMMO’s claims against him in its entirety. The Court scheduled the matter for a five-day trial scheduled to begin April 2026.

On December 6, 2023, Steve Urvan initiated a separate action against the Company in his capacity as director under 8 Del. C. § 220(d) to inspect certain of the Company’s books and records (the “Books and Records Action”). In the Books and Records Action, Mr. Urvan alleges that the Company wrongfully refused to provide him with access to certain categories of documents following demands that he made on the Company on March 3, 2023, and November 9, 2023. The Company asserted as an affirmative defense that Mr. Urvan’s primary purpose for his demands is, among other things, to obtain documents to support his claims in the Delaware Plenary Litigation, in which discovery was then stayed. The Court held a one-day trial on February 26, 2024, in Georgetown, Delaware. On February 27, 2024, the Court in the Delaware Plenary Litigation issued an opinion that had the effect of lifting the discovery stay. On February 28, 2024, AMMO informed the judge presiding over the Books and Records Action that “in AMMO’s view, the Plenary Action Opinion has effectively mooted this Books and Records action.” On April 9, 2024, AMMO began producing documents in response to Mr. Urvan’s demands pursuant to a Stipulation and Order Governing AMMO’s Document Productions. The Court has not issued a post-trial ruling and document production remains ongoing.

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a GunBroker.com for breach of contract (the “MN Action”). In the MN Action, DCP alleges that GunBroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleges $100 million in damages. On February 7, 2024, GunBroker.com removed the MN Action to the United States District Court for the District of Minnesota. On February 14, 2024, GunBroker moved to dismiss the MN Action for lack of

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”). The Court denied the Motion and GunBroker filed its Answer and Counterclaims. GunBroker denies the allegations in the MN Action, and it plans to vigorously defend the claims asserted against it and assert counterclaims against DCP if and when it is required to answer. The Parties’ initial disclosure statements were exchanged in August 2024. The Company will continue to participate in the discovery process. This matter is scheduled for trial in November 2025.

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

We have accrued for contingencies totaling approximately $8.0 million for the three months ended June 30, 2024 related to the Settlement Agreement, which resulted in $4.8 million recognized in due from related parties (see Note 6) and $3.2 million recognized in corporate general and administrative expenses on the condensed consolidated statement of operations. There were no other known contingencies as of June 30, 2024.

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update ("ASU") 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires specific disclosures for equity securities subject to contractual sale restrictions. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation. These reclassifications have no effect on the results of operations, stockholders' equity and cash flow as previously reported.

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2024, the Special Committee initiated the Special Committee Investigation through independent legal counsel and independent forensic accountants. During the course of the investigation, the Special Committee discovered accounting and financial reporting errors that required restatement resulting primarily from (i) inaccurate valuation of, and accounting for share-based compensation awards to employees, non-employee directors, and other service providers, and shares issued in exchange for goods and services, (ii) inappropriate capitalization of certain share issuance costs, and (iii) inappropriate accounting for certain convertible notes and warrants issued by the Company. During the course of the Special Committee Investigation, the Special Committee also found that the Company had not properly disclosed certain executive officers, executive compensation and related party transactions. In conjunction with the restatement of the items above, we also made corresponding income tax adjustments to our consolidated financial statements as these balances were impacted by the aforementioned adjustments.

The accounting and financial reporting errors identified as part of the investigation and subsequent restatement preparation are described and summarized as follows:

Share-based payments

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

Summary of the Effect of the Restatement of the Company’s Financial Statements

The following tables set forth the restatement of the Company’s condensed consolidated balance sheets as of June 30, 2024 (unaudited), its condensed consolidated statements of operations and condensed consolidated statement of cash flow (unaudited) for the three months ended June 30, 2024.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheet

	As of June 30, 2024
	(Unaudited)
		Adjustments
	As Previously Reported	Stock Based Payments	Equity Issuance Costs	Convertible Notes	Warrants	Acquisitions	Other	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$50,754,570	$-	$-	$-	$-	$-	$-	$50,754,570
Accounts receivable, net	19,436,712	-	-	-	-	-	-	19,436,712
Due from related parties	4,800,000	-	-	-	-	-	-	4,800,000
Inventories	54,717,709	-	-	-	-	-	-	54,717,709
Prepaid expenses	4,244,197	-	-	-	-	-	-	4,244,197
Current portion of restricted cash	-	-	-	-	-	-	-	-
Total current assets	133,953,188	-	-	-	-	-	-	133,953,188

Equipment, net	57,998,933	-	-	-	-	-	-	57,998,933

Other assets:
Deposits	1,325,806	-	-	-	-	-	-	1,325,806
Patents, net	4,415,924	-	-	-	-	-	204,895	4,620,819
Other intangible assets, net	107,982,842	-	-	-	-	-	-	107,982,842
Goodwill	90,870,094	-	-	-	-	-	-	90,870,094
Right of use assets operating leases	1,825,564	-	-	-	-	-	-	1,825,564
Deferred income tax asset	4,046,430	-	-	-	-	-	(4,046,430)	-
TOTAL ASSETS	$402,418,781	$-	$-	$-	$-	$-	$(3,841,535)	$398,577,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,678,651	$-	$-	$-	$-	$-	$-	$22,678,651
Accrued liabilities	17,141,591	-	-	-	-	-	34,778	17,176,369
Current portion of operating lease liability	488,887	-	-	-	-	-	-	488,887
Current portion of construction note payable	276,616	-	-	-	-	-	-	276,616
Insurance premium note payable	1,680,594	-	-	-	-	-	-	1,680,594
Total current liabilities	42,266,339	-	-	-	-	-	34,778	42,301,117

Long-term liabilities:
Contingent consideration payable	39,852	-	-	-	-	-	-	39,852
Income tax payable	-	-	-	-	-	-	1,609,520	1,609,520
Construction note payable, net of unamortized issuance costs	10,710,081	-	-	-	-	-	-	10,710,081
Operating lease liability, net of current portion	1,426,740	-	-	-	-	-	-	1,426,740
Total liabilities	54,443,012	-	-	-	-	-	1,644,298	56,087,310

Shareholders’ equity:
Series A cumulative perpetual preferred stock	1,400	-	-	-	-	-	-	1,400
Common stock	118,757	-	-	-	-	-	-	118,757
Additional paid-in capital	397,079,854	13,894,620	7,420,492	6,024,240	1,298,336	5,225,000	653,000	431,595,542
Accumulated deficit	(45,455,985)	(13,894,620)	(7,420,492)	(6,024,240)	(1,298,336)	(5,225,000)	(6,138,833)	(85,457,506)
Treasury stock	(3,768,257)	-	-	-	-	-	-	(3,768,257)
Total shareholders’ equity	347,975,769	-	-	-	-	-	(5,485,833)	342,489,936
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$402,418,781	$-	$-	$-	$-	$-	$(3,841,535)	$398,577,246

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2024
	(Unaudited)
		Adjustments
	As Previously Reported	Stock Based Payments	Other	As Restated
Net revenues
Ammunition sales(1)	$13,359,554	$-	$-	$13,359,554
Marketplace revenue	12,281,991	-	-	12,281,991
Casing sales	5,312,005	-	-	5,312,005
Total revenues	30,953,550	-	-	30,953,550

Cost of revenues	21,164,428	-	11,821	21,176,249
Gross profit	9,789,122	-	(11,821)	9,777,301

Operating expenses
Selling and marketing	298,613	-	-	298,613
Corporate general and administrative	11,323,078	-	-	11,323,078
Employee salaries and related expenses	4,462,101	720,034	-	5,182,135
Depreciation and amortization expense	3,381,669	-	-	3,381,669
Total operating expenses	19,465,461	720,034	-	20,185,495
Income/(loss) from operations	(9,676,339)	(720,034)	(11,821)	(10,408,194)

Other expenses
Other income	252,232	-	-	252,232
Interest expense	(196,522)	-	-	(196,522)
Total other expense	55,710	-	-	55,710

Income/(loss) before income taxes	(9,620,629)	(720,034)	(11,821)	(10,352,484)

Provision for income taxes	(2,559,342)	-	6,966,833	4,407,491

Net income/(loss)	(7,061,287)	(720,034)	(6,978,654)	(14,759,975)

Preferred stock dividend	(774,132)	-	-	(774,132)

Net income/(loss) attributable to common stock shareholders	$(7,835,419)	$(720,034)	$(6,978,654)	$(15,534,107)

Net income/(loss) per share
Basic	$(0.07)			$(0.13)
Diluted	$(0.07)			$(0.13)

(1) Included in revenue for the three months ended June 30, 2024 are excise taxes of $1,303,603.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statement of Cash Flow

	Three Months Ended June 30, 2024
	(Unaudited)
		Adjustments
	As Previously Reported	Stock Based Payments	Other	As Restated
Cash flows from operating activities:
Net loss	$(7,061,287)	$(720,034)	$(6,978,654)	$(14,759,975)
Adjustments to reconcile net loss to net cash used in operations:		-	-	-
Depreciation and amortization	4,692,556	-	11,821	4,704,377
Debt discount amortization	20,813	-	-	20,813
Employee stock awards	674,949	720,034	-	1,394,983
Common stock purchase options	41,055	-	-	41,055
Contingent consideration payable fair value	(19,986)	-	-	(19,986)
Allowance for doubtful accounts	87,689	-	-	87,689
Reduction in right of use asset	174,529	-	-	174,529
Valuation allowance	-	-	7,182,561	7,182,561
Deferred income taxes	(2,559,342)	-	(215,728)	(2,775,070)
Changes in Current Assets and Liabilities
Accounts receivable	8,696,920	-	-	8,696,920
Due from related parties	(4,800,000)	-	-	(4,800,000)
Inventories	(9,154,375)	-	-	(9,154,375)
Prepaid expenses	312,409	-	-	312,409
Deposits	(976,528)	-	-	(976,528)
Accounts payable	(477,844)	-	-	(477,844)
Accrued liabilities	9,974,813	-	-	9,974,813
Operating lease liability	(173,860)	-	-	(173,860)
Net cash used in operating activities	(547,489)	-	-	(547,489)

Cash flows from investing activities:
Purchase of equipment	(1,419,857)	-	-	(1,419,857)
Net cash used in investing activities	(1,419,857)	-	-	(1,419,857)
		-	-	-
Cash flow from financing activities:
Payments on insurance premium note payment	(721,842)	-	-	(721,842)
Payments on construction note payable	(42,816)	-	-	(42,816)
Preferred stock dividends paid	(638,021)	-	-	(638,021)
Repurchase of common shares	(366,164)	-	-	(366,164)
Common stock repurchase plan	(1,095,682)	-	-	(1,095,682)
Net cash used in financing activities	(2,864,525)	-	-	(2,864,525)
				-
Net decrease in cash	(4,831,871)	-	-	(4,831,871)
Cash, beginning of period	55,586,441			55,586,441
Cash, end of period	$50,754,570	$-	$-	$50,754,570

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Additional Paid-In Capital (“APIC”) as previously reported, restatement adjustments and the APIC as restated for the three months ended June 30, 2024.

	For the three months ended June 30, 2024
	As Previously Reported	Reclassification	Current Period Adjustment	As Restated
Employee stock awards	$605,838	$68,750	$720,034	$1,394,622
Stock grants	$68,750	$(68,750)	$-	$-

NOTE 4 – INCOME (LOSS) PER COMMON SHARE

We calculate basic income/(loss) per share using the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), the exercise of warrants (using the if-converted method) and the vesting of restricted stock unit awards

	For the Three Months Ended June 30,
	2024	2023
	(Restated)
Numerator:
Net loss	$(14,759,975)	$(1,304,062)
Less: Preferred stock dividends	(774,132)	(774,132)
Net loss attributable to common shareholders	$(15,534,107)	$(2,078,194)

Denominator:
Weighted average shares of common stock - basic	119,105,502	117,713,805
Effect of dilutive common stock purchase warrants	-	-
Effect of dilutive equity incentive awards	-	-
Effect of dilutive common stock purchase options	-	-
	119,105,502	117,713,805

Earnings per share:
Loss per share attributable to common shareholders - basic	$(0.13)	$(0.02)
Loss per share attributable to common shareholders - diluted	$(0.13)	$(0.02)

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders:

	For the Three Months Ended,
	2024	2023
	(Restated)
Common stock options	200,000	-
Non-vested stock awards	1,032,191	2,040,503
Warrants	1,731,370	2,356,336
Total shares excluded from net income (loss) per share attributable to common stockholders	2,963,561	4,396,839

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

At June 30, 2024 and March 31, 2024, the inventory balances were composed of:

	June 30, 2024	March 31, 2024
Finished product	$17,519,027	$11,055,061
Raw materials	27,630,691	24,158,244
Work in process	9,567,991	10,350,029
	$54,717,709	$45,563,334

NOTE 6 – DUE FROM RELATED PARTIES

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

NOTE 7 – ACCRUED LIABILITIES

At June 30, 2024 and March 31, 2024, accrued liabilities were as follows:

	June 30, 2024	March 31, 2024
Accrued federal excise tax	$515,159	$1,145,937
Accrued bonus program	2,561,906	1,185,877
Accrued professional fees	10,129,193	1,134,368
Accrued payroll	1,417,222	964,661
Other accruals	394,750	417,496
Income taxes payable	394,134	394,133
Unearned revenue	1,764,005	1,822,972
Accrued liabilities	$17,176,369	$7,065,444

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2024 and March 31, 2024:

	June 30, 2024	March 31, 2024
Leasehold Improvements	$257,009	$257,009
Building	29,243,613	29,143,445
Furniture and Fixtures	450,432	439,990
Vehicles	153,254	153,254
Equipment	46,546,451	45,467,137
Tooling	143,710	143,710
Construction in Progress	3,014,885	2,785,616
Total property and equipment	$79,809,354	$78,390,161
Less accumulated depreciation	(21,810,421)	(20,308,121)
Net property and equipment	$57,998,933	$58,082,040

Depreciation expense for the three months ended June 30, 2024 and 2023 totaled $1,502,965 and $1,353,327, respectively. Of these total, $1,187,520 and $1,152,678 were included in cost of goods sold for the three months ended June 30, 2024 and 2023, respectively. Additionally, $315,445 and $200,648 were included in depreciation and amortization expenses in operating expenses for the three months ended June 30, 2024 and 2023, respectively.

NOTE 9 – FACTORING LIABILITY

On July 1, 2019, we entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). FSW may purchase from time to time the Company’s Accounts Receivables with recourse on an account-by-account basis. The twenty-four month agreement contained a maximum advance amount of $5,000,000 on 85% of eligible accounts and had an annualized interest rate of the Prime Rate published from time to time by the Wall Street Journal plus 4.5%. The agreement provided for a fee of 3% ($150,000) of the Maximum Facility assessed to the Company. Our obligations under this agreement were secured by present and future accounts

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

receivables and related assets, inventory, and equipment. The Company had the right to terminate the agreement, with 30 days written notice, upon obtaining a non-factoring credit facility. This agreement provides the Company with the ability to convert our account receivables into cash. On June 17, 2021, this agreement was amended which extended the maturity date to June 17, 2025. On November 29, 2023, we provided FSW notice of termination of the agreement. The agreement was terminated on December 29, 2023. We did not have an outstanding balance on our Factoring liability as of the three months ended June 30, 2023. There was no interest expense recognized on the Factoring Liability for the three months ended June 30, 2024. For the three months ended June 30, 2023, we recognized interest expense of $45,385.

NOTE 10 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale, AZ, Atlanta and Marietta, GA, and Manitowoc, WI under contracts we classify as operating leases. None of our leases are financing leases. The Scottsdale lease has been extended through 2029 and does not include a renewal option. We terminated our lease agreement in Marietta, GA during the year ended March 31, 2024 and decreased our right of use asset and operating lease liabilities on our condensed consolidated balance sheet by $38,185.

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

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.7 years and 10.0%, respectively.

Future minimum lease payments under non-cancellable leases as of June 30, 2024, are as follows:

Years Ended March 31,
2025(1)	$491,352
2026	650,195
2027	564,681
2028	360,055
2029	242,595
Total Lease Payments	2,308,878
Less: Amount Representing Interest	(393,251)
Present Value of Lease Liabilities	$1,915,627
(1)
This amount represents future lease payments for the remaining nine months of fiscal year 2025. It does not include any lease payments for the three months ended June 30, 2024.

NOTE 11 – CONSTRUCTION NOTE PAYABLE

On October 14, 2021, we entered into a Construction Loan Agreement (the “Hiawatha Loan Agreement”) with Hiawatha National Bank (“Hiawatha”). The Hiawatha Loan Agreement specifies that Hiawatha may lend up to $11,625,000 to us to pay a portion of the construction costs of an approximately 185,000 square foot manufacturing facility to be constructed on our property (the “Construction Loan”). The first advance of Construction Loan funds by Hiawatha was made on October 14, 2021, in the amount of $329,843. We received advances of Construction Loan funds approximately every month as our “owner’s equity” was fully funded into the ongoing new plant construction project. The Construction Loan is an advancing term loan and not a revolving loan so any portion of the principal repaid cannot be re-borrowed.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended March 31, 2023, approximately $11.2 million of Construction Loan funds were advanced including $1.0 million of cash collateral or restricted cash as security for the Construction Loan. We made $42,816 and $64,959 in principal payments for three months ended June 30, 2024 and 2023, respectively. The restricted cash can be released per the terms of the Hiawatha Loan Agreement. During the year ended March 31, 2023, $500,000 of restricted cash was released with $500,000 remaining restricted. During the fiscal year ended March 31, 2024, the remaining $500,000 of restricted cash was released, resulting in a zero balance for restricted cash as of March 31, 2024.

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

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2024	May 31, 2024	March 15, 2024 - June 14, 2024	June 17, 2024	$782,634	$0.55902778

Preferred dividends accumulated as of June 30, 2024, were $136,111.

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2023	May 31, 2023	March 15, 2023 - June 14, 2023	June 15, 2023	$782,639	$0.55902778

Preferred dividends accumulated as of June 30, 2023, were $136,093.

NOTE 13 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

2017 Equity Incentive Plan

In October 2017, our Board of Directors approved the 2017 Equity Incentive Plan ("2017 Plan"). Our 2017 Plan initially permitted the issuance of equity-based instruments covering up to a total of 485,000 shares of common stock. Our Board of Directors and stockholders approved an increase of 4,515,000 shares in October 2020, an additional increase of 1,000,000 shares in March 2023, and an additional increase of 3,000,000 shares in February 2024, bringing the total shares allowed under the plan to 9,000,000. As of June 30, 2024, there were 3,008,401 shares available to issue under the 2017 Plan.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

At June 30, 2024, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2024	1,808,830	$2.04	1.18
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(77,500)	2.40	-
Outstanding at June 30, 2024	1,731,330	$2.03	0.91
Exercisable at June 30, 2024	1,731,330	$2.03	0.91

As of June 30, 2024, we had 1,768,830 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our common stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 100,000 shares of common stock at an exercise price of $0.01 per share until December 2026; (2) warrants to purchase 911 shares of common stock at an exercise price of $1.65 per share until April 2025; (3) warrants to purchase 1,244,108 shares of our common stock at an exercise price of $2.00 per share consisting of 1% of the warrants until August 2024, and 99% until February 2026; and (4) warrants to purchase 386,311 shares of common stock at an exercise price of $2.63 until November 2025.

Options Granted

During the year ended March 31, 2023, we granted stock options (“Options”) to purchase 400,000 shares of our common stock to our Chief Executive Officer, of which (i) 100,000 Options shall vested on the July 24, 2023, and (ii) 300,000 Options shall vest in equal quarterly installments of 25,000 over three years beginning on September 30, 2023. The Options shall (a) be exercisable at an exercise price per share equal to the closing market price of the Company’s common stock on the date of the grant, (b) have a term of ten years, and (c) be on such other terms as shall be determined by the Board (or the Compensation Committee of the Board) and set forth in a customary form of stock option agreement under the 2017 Plan. We recognized $41,055 in expense related to the Options for the three months ended June 30, 2024.

The following is a summary of our stock option activity during the three months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Outstanding, April 1, 2024	400,000	$2.08	$1.50	9.32
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled/Forfeited	-	-	-	-
Outstanding, June 30, 2024	400,000	$2.08	$1.50	9.07

As of June 30, 2024, there was $131,608 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average vesting period of approximately 2.0 years.

Stock Awards

A summary of stock award activity for the three months ended June 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at April 1, 2024	1,540,524	$2.93
Granted	142,500	2.61
Vested	(475,833)	2.93
Forfeited	(175,000)	1.76
Outstanding at June 30, 2024	1,032,191	$3.08

As of June 30, 2024, there was $3,179,442 of unrecognized compensation expense related to unvested stock awards which is expected to be recognized over a weighted-average period of approximately 2.41 years.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill at June 30, 2024 and March 31, 2024 was $90,870,094.

Amortization expense related to our intangible assets for the three months ended June 30, 2024 and 2023 was $3,201,411 and $3,278,581, respectively.

Intangible assets consisted of the following:

		June 30, 2024
	Life	Licenses	Patent	Other Intangible Assets
		(Restated)	(Restated)
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	250,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,652,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	357,747
		375,000	7,602,005	151,513,617
Accumulated amortization – Licensing Agreements		(375,000)	-	-
Accumulated amortization – Patents		-	(2,981,186)	-
Accumulated amortization – Intangible Assets		-	-	(43,530,775)
		$-	$4,620,819	$107,982,842

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2025(1)	$9,496,514
2026	12,662,059
2027	12,596,472
2028	12,590,510
2029	12,555,076
Thereafter	52,703,030
Annual amortization of intangible assets	$112,603,661
(1)
This amount represents future amortization for the remaining nine months of fiscal year 2025. It does not include any amortization for the three months ended June 30, 2024.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information utilized by management to evaluate our operating segments for the interim period presented:

	For the Three Months Ended June 30, 2024
			Corporate
			and other
	Ammunition	Marketplace	expenses	Total
	(Restated)
Net Revenues	$18,671,559	$12,281,991	$-	$30,953,550
Cost of Revenues	19,431,459	1,744,790	-	21,176,249
General and administrative expense	3,377,063	2,812,986	10,613,777	16,803,826
Depreciation and amortization	35,866	3,321,679	24,124	3,381,669
Income/(Loss) from Operations	$(4,172,829)	$4,402,536	$(10,637,901)	$(10,408,194)

	For the Three Months Ended June 30, 2023
			Corporate
			and other
	Ammunition	Marketplace	expenses	Total
Net Revenues	$20,342,373	$13,912,202	$-	$34,254,575
Cost of Revenues	18,426,782	1,815,074	-	20,241,856
General and administrative expense	3,478,749	2,178,370	7,009,957	12,667,076
Depreciation and amortization	132,102	3,211,941	-	3,344,043
Income/(Loss) from Operations	$(1,695,260)	$6,706,817	$(7,009,957)	$(1,998,400)

NOTE 16 – INCOME TAXES

The income tax provision effective tax rates were (42.6%) and 13.6% for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in valuation allowance. We recorded a full valuation allowance against our U.S. federal and state net deferred tax assets as we concluded it is more likely than not that the net deferred tax assets will not be realized. During the three months ended June 30, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to employee stock awards.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended March 31, 2021, 2022, 2023, and 2024 are subject to audit.

NOTE 17 – RELATED PARTY TRANSACTIONS

Through our acquisition of Gemini, a related party relationship was created through one of our directors, Mr. Steve Urvan, by virtue of his ownership of entities that provided services to Gemini. There was $201,646 included in our Accounts Receivable at June 30, 2024 from entities owned by Mr. Urvan. For additional information on related party transactions involving Mr. Urvan, please refer to the description of the Settlement Agreement in Note 2 and the payment pursuant to the Settlement Agreement in Note 18.

NOTE 18 – SUBSEQUENT EVENTS

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

Olin Asset Purchase Agreement

On January 20, 2025, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Olin Winchester, LLC (the “Buyer”), pursuant to which the Buyer agreed to (i) acquire all assets of our business of designing, manufacturing, marketing,

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Asset Purchase Agreement contained customary representations, warranties and covenants as well as customary post-signing and post-closing covenants.

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

The Company and the Buyer also entered into certain additional agreements, including, among other things: (a) the addition of a mutual non-disparagement provision; (b) the removal of the closing condition related to the process hazard analysis report and the amendment of one of the representations to account for such report; (c) the addition of a mutual release related to certain disputed items; and (d) the addition of an indemnification related to an item excluded from coverage in the representations and warranties insurance policy.

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

Separation Agreements

On September 19, 2024, we received a notice of resignation from our Chief Financial Officer, Rob Wiley, effective September 20, 2024. Pursuant to the Separation Agreement signed on September 19, 2024, Mr. Wiley is entitled to separation compensation in the amount of $406,250.00 paid in equal bi-monthly installments over fifteen calendar months; 50,000 shares of common stock; a lump sum payment for accrued and unused vacation and paid time off; family health benefits under the Company’s employer sponsored plans until September 30, 2025; and unreimbursed expenses.

On April 8, 2025, in connection with Fred W. Wagenhals’s resignation from his position as the Executive Chairman of the Company and as Chairman of the Board on April 4, 2025, the Company and Mr. Wagenhals entered into an Executive Separation Agreement, effective April 4, 2025, pursuant to which Mr. Wagenhals is entitled to receive certain separation benefits, including: (i)

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

payment of all compensation and benefits to which Mr. Wagenhals is legally entitled under the Wagenhals Employment Agreement through the Separation Date; (ii) a cash separation payment equal to $700,000, consisting of (a) a lump sum payment of $300,000 (an amount equal to nine months of Mr. Wagenhals’s annual base salary) and (b) an aggregate of $400,000 (an amount equal to 12 months of Mr. Wagenhals’s annual base salary) to be paid in substantially equal installments in accordance with the Company’s normal payroll practices; (iii) reimbursement for all reimbursable expenses due to Mr. Wagenhals under the Wagenhals Employment Agreement; and (iv) a lump sum payment equal to the value of Mr. Wagenhals’s accrued and unused vacation and paid time off balance.

Sunflower Loan Amendment

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

Pursuant to the Sunflower Loan Amendment, the Borrower and the Agent agreed to, among other things: (i) release the Agent’s security interest in all collateral securing the Borrower’s obligations under the Sunflower Loan Agreement upon consummation of the sale of the Ammunition Manufacturing Business; (ii) reduce all amounts available under the Revolving Loan to zero dollars as of the effective date of the Sunflower Loan Amendment; (iii) enter into an Amended and Restated Revolving Line Promissory Note in the amount of $5.0 million, representing 100% of the Revolving Line Commitment available under the Sunflower Loan Agreement, executed by Borrower in favor of Agent as of the effective date of the Sunflower Loan Amendment; and (iv) certain other amendments to Borrower’s customary covenants and obligations under the Loan Agreement that only take effect in the event the Revolving Line Availability is greater than zero dollars.

Contingencies

On December 20, 2024, the Board of Directors held a meeting during which it voted to pursue a settlement in the Plenary Action between Ammo and Mr. Urvan (which is further described in Note 2 above) and voted to approve terms outlined in a non-binding term sheet. We recorded an estimated liability of $20.4 million in the year ended March 31, 2025.

On February 3, 2025, the Delaware Court granted a joint stipulated motion to postpone the five-day trial to April 27, 2026 and order a stay of litigation of approximately three months, during which all depositions and discovery is postponed. Settlement negotiations between the Company and Mr. Urvan are ongoing. There can be no assurance that a final settlement agreement will be reached. If an agreement is not reached, the Company intends to continue to vigorously defend against this litigation.

The Company faces an inestimable loss contingency stemming from a pending investigation of the Staff of the SEC Division of Enforcement (the "SEC Investigation"). The Company has produced documents responsive to document subpoenas and cooperated by, among other things, providing other information to the SEC Staff on a voluntary basis. The SEC Staff has significant discretion in conducting investigations, and therefore, the Company cannot predict the scope or outcome of the SEC Investigation. Based upon document subpoenas to the Company and other communications in January, 2025, it appears that the SEC Staff is investigating and will likely recommend that the SEC bring an enforcement action relating to the Company’s: (i) valuation of, and accounting for share-based compensation awards to employees, non-employee directors and other service providers, and issued in exchange for goods and services; (ii) capitalization of certain share issuance costs; (iii) disclosure of perquisites and the valuation of equity-based compensation paid to certain executives; (iv) disclosure of certain executive officers and related party transactions; and (v) disclosure concerning the calculation of Adjusted EBITDA. The SEC Staff have not issued a Wells Notice to the Company. If the SEC Staff issues a Wells Notice, the Company will have the opportunity to present factual evidence, legal arguments and mitigating circumstances to the SEC. If, notwithstanding the Company’s Wells submission, the SEC authorizes a civil enforcement action, the agency may seek injunctions, civil penalties or other relief, and the Company may incur additional legal and other professional fees in defending such action or negotiating a resolution. Given the ongoing nature and complexity of the SEC Investigation, we cannot yet reasonably estimate a loss or range of loss that may arise from its resolution.. The Company will continue to evaluate information to determine when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are any statements that refer to our estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flow, capital resources, dividends and liquidity; competition; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth, including our plan to expand our e-commerce platform; our ability to attract new customers and retain existing customers; our ability to accurately forecast future revenues and appropriately plan our expenses; our expectations regarding future revenues; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; and the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” "hope," and similar expressions or the negative of such terms or other comparable terminology.

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
•
fluctuations in our financial results due to factors beyond our control; and

•
the other factors set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K/A and our other reports filed with the SEC.

Forward-looking statements speak only as of the date of the Original Filing. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date of the Original Filing, except to the extent required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended June 30, 2024, (ii) the audited consolidated financial statements and notes thereto for the year ended March 31, 2024 included in our Annual Report on Form 10-K/A (as amended, the “Form 10-K/A”) filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2025 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K/A. Except for certain information as of March 31, 2024, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Holding Company (formerly AMMO, Inc.) and its consolidated subsidiaries.

Sale of Ammo Manufacturing Business and Name Change

As further discussed in the Explanatory Note, on April 18, 2025, the Company sold its ammunition manufacturing business to Olin Winchester, LLC (the “Transaction”). The Company will continue to operate its online marketplace business associated with selling ammunition and firearms as a brokering agent or through direct sales through the Company’s subsidiary Speedlight Group I, LLC d/b/a GunBroker and its subsidiaries. In connection with the closing of the Transaction, the Company changed its name from “AMMO, Inc.” to “Outdoor Holding Company” on April 21, 2025. Except as otherwise provided in this Item 2, all references to the Company in this Item 2 refer to the Company and its subsidiaries on a consolidated basis prior to the closing of the Transaction. For additional information regarding the Transaction, see the Explanatory Note and Note 18, “Subsequent Events” of the condensed consolidated financial statements included in this Amendment.

Restatement of Previously Issued Condensed Consolidated Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the effects of the restatement described in Note 3 “Restatement of Previously Issued Condensed Consolidated Financial Statements” of the notes to the condensed consolidated financial statements of this Form 10-Q/A. The impact of the adjustments were reductions to net income of $7.7 million in the three months ended June 30, 2024.

Except with respect to the restatement, this section does not reflect any information or events occurring after August 8, 2024, the original filing date of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and does not modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

Overview

AMMO, Inc., owner of the GunBroker Marketplace (“GunBroker” or the “Marketplace”), the largest online marketplace serving the firearms and shooting sports industries, and a producer of high-performance ammunition and premium components began its operations in 2017.

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

Through our Ammunition segment, we are tailoring the focus of our manufacturing operations to the production of premium pistol and rifle ammunition and supporting industry partners with manufactured components such as premium pistol and rifle brass casings. We will continue to leverage our flagship brands that are proprietary in nature including STREAK VISUAL AMMUNITION™ , /stelTH/™, Signature-on-Target, and HUNT and extend our product offering with premium rifle lines and brands that complement our technologically innovative heritage. We also continue to ensure dynamic performance under the exacting standards of the United States military complex in support of our cutting-edge developmental ammunition programs as we seek out and effectively execute upon new governmental-based opportunities.

Results of Operations

Our financial results for the three months ended June 30, 2024, reflected our transition into our new operational strategic position, focusing on higher brass casing production and sales. We believe that we have hired a strong team of professionals and developed innovative products to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on building profitability through our rifle brass manufacturing. We experienced a 9.6% decrease in our net revenues for the three months ended June 30, 2024, compared with the three months ended June 30, 2023. This decrease was the result of decreased revenue in both of our reporting segments due to changes in market demand as discussed below, and specifically for our ammunition division, changes in pricing, and sales mix. We believe that the shift in our operational strategy focusing on higher brass casing production and sales negatively impacted our sales in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Our focus on creating profitability is in contrast to revenue growth.

The following table presents summarized financial information taken from our unaudited condensed consolidated statements of operations for the three months ended June 30, 2024, compared with the three months ended June 30, 2023:

	For the Three Months Ended
	June 30, 2024	June 30, 2023
	(Restated)
Net revenues	$30,953,550	$34,254,575
Cost of revenues	21,176,249	20,241,856
Gross margin	9,777,301	14,012,719
Operating expenses	20,185,495	16,011,119
Loss from operations	(10,408,194)	(1,998,400)
Other income (expense)
Other expense	55,710	488,750
Loss before provision for income taxes	(10,352,484)	(1,509,650)
Benefit for income taxes	4,407,491	(205,588)
Net loss	$(14,759,975)	$(1,304,062)

Non-GAAP Financial Measures

We analyze operational and financial data to evaluate our business, allocate our resources, and assess our performance. In addition to total net sales, net loss, and other results under accounting principles generally accepted in the United States (“GAAP”), the following information includes key operating metrics and non-GAAP financial measures that we use to evaluate our business. We believe that these measures are useful for period-to-period comparisons of the Company's performance. We have included these non-GAAP financial measures because they are key measures management uses to evaluate our operational performance, produce future strategies for our operations, and make strategic decisions, including those relating to operating expenses and the allocation of our resources. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

Adjusted EBITDA

	For the Three Months Ended
	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
	(Restated)
Reconciliation of GAAP net loss to Adjusted EBITDA
Net loss(2)	$(14,759,975)	$(1,304,062)
Benefit for income taxes(2)	4,407,491	(205,588)
Depreciation and amortization (2)	4,704,377	4,631,908
Interest expense, net	196,522	204,201
Employee stock awards(2)	1,394,983	1,181,199
Common stock purchase options	41,055	-
Other income (expense), net	(252,232)	(692,951)
Contingent consideration fair value	(19,986)	(21,024)
Other nonrecurring expenses(1)	6,929,012	2,759,726
Adjusted EBITDA	$2,641,247	$6,553,409
(1)
For the three months ended June 30, 2024, other nonrecurring expenses consist of legal and professional fees associated with the SEC Investigation and the Delaware lawsuit as well as settlement contingencies. For the three months ended June 30, 2023, other nonrecurring expenses consist of legal fees associated with the SEC Investigation.
(2)
See Note 3, “Restatement of Consolidated Financial Statements,” of the notes to the unaudited condensed consolidated financial statements.

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

Net Revenues

The following table presents our revenues by the various categories that comprise our total revenues for the three months ended June 30, 2024 and 2023. “Proprietary ammunition” includes those lines of ammunition that we manufacture at our facilities and sell under the brand names “STREAK VISUAL AMMUNITION™” and “/stelTH/™”. We define “standard ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “standard ammunition” includes ammunition that we manufacture at our facilities as well as any completed ammunition that we acquire in the open market for sale to others. Also included in this category is low-cost target pistol and rifle ammunition as well as bulk packaged ammunition that we manufacture using reprocessed brass casings. Ammunition within the standard ammunition product line typically carries much lower gross margins than our proprietary ammunition.

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Proprietary Ammunition	$1,359,263	$1,154,802
Standard Ammunition	12,000,291	12,951,227
Ammunition Casings	5,312,005	6,236,344
Marketplace Revenue	12,281,991	13,912,202
Total Revenues	$30,953,550	$34,254,575

Net revenues for the three months ended June 30, 2024, decreased by $3.3 million, or 9.6%, from the prior year due to changes in market conditions. This decrease was due to decreases of $1.0 million in sales of bulk pistol and rifle ammunition, $0.9 million in our casing sales and $1.6 million in sales generated from our GunBroker Marketplace, which primarily consists of auction revenue, as well as payment processing revenue, and shipping income, partially offset by an increase of $0.2 million in sales of proprietary ammunition. We believe that the shift in our operational strategy focusing on higher margin brass casing production and sales negatively impacted our sales in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Additionally, equipment malfunction related to rifle ammunition production in our manufacturing facility in Manitowoc caused lower production output contributing to lower sales results. Management anticipates an increase in ammunition casings sales as capacities come online in its new Manitowoc facility.

The opening in August 2022 of our manufacturing plant in Manitowoc, WI, allows us the ability to increase capacity based upon the needs of the market and through further expansion of our casing and loading lines and allows us to continue to expand distribution into commercial markets, introduce new product lines, and continue to initiate sales to U.S. law enforcement, military, and international markets.

For example, through our acquisition of SW Kenetics, Inc., the Company developed and deployed a line of tactical armor piercing (“AP”) and hard armor piercing incendiary (“HAPI”) precision ammunition to meet the lethality requirements of both the U.S. and foreign military customers. We continue to demonstrate our AP and HAPI ammunition to military personnel at scheduled and invite only events, resulting in increased interest and procurement discussions. The Company has since developed the ballistic match (“BMMPR”) and Signature-on-Target rounds under contract with the U.S. Government in support of U.S. special operations which contracts have been publicly announced pursuant to governmental authorization. Additional work continues in support of the military operations of the United States and its allied military components, the status of which is not currently subject to disclosure.

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

Cost of Revenues

Cost of revenues increased by approximately $0.9 million from $20.2 million to $21.2 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This decrease was the result of an increase to non-cash depreciation related to increases in production equipment, expensing of increased labor, and overhead used to produce finished product during the three months ended June 30, 2024 as compared to the prior year period. Cost of revenues for our Ammunition segment consists of product cost and cost directly and indirectly associated with getting those products to a sellable state, Cost of revenues for our Marketplace segment, consists of cost associated with facilitating transactions on the platform.

Gross Margin

Our gross margin percentage, which measures our gross profit as a percentage of sales decreased to 31.6% during the three months ended June 30, 2024 from 40.9% for the three months ended June 30, 2023. This decrease was a result of increased cost of materials, labor, and overhead in our Ammunition segment, which was partially offset by our marketplace, GunBroker.com which, by nature has significantly higher margins than our manufactured products.

We believe that as we grow Ammunition segment sales through new markets and expanded distribution that our gross margins will continue to increase. Our goal in the next 12 to 24 months is to continue to improve our gross margins. We expect to accomplish this through the following:

•
Capacity improvements at the Manitowoc, WI facility and expansion of our rifle casing and loading lines;
•
Increased product sales, specifically of proprietary and flagship lines of ammunition, such as the STREAK VISUAL AMMUNITION™, /stelTH/™, Signature-on-Target, and HUNT all of which carry higher margins as a percentage of their selling price;
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

Operating Expenses

Operating expenses consist of selling and marketing expenses, corporate general and administrative expenses, employee salaries and related expenses, and depreciation and amortization expenses. Operating expenses increased by approximately $4.2 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and increased as a percentage of net revenue to 65.2% for the three months ended June 30, 2024 from 46.7% for the three months ended June 30, 2023. This increase was primarily due to the $3.2 million of expenses recognized for the settlement contingency and a $0.8 million, or 17.1%, increase in employee salaries and related expenses during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

The increase in our corporate general and administrative expenses was due primarily to the $3.2 million expenses recognized for the settlement contingency and an increase of $0.2 million of nonrecurring expenses, consisting of professional and legal fees that are nonrecurring in nature.

Other Income and Expenses

Total other expenses for the three months ended June 30, 2024, decreased by $0.4 million compared to the three months ended June 30, 2023. This was primarily the result of $0.4 decrease in other income.

Interest expense remained constant for the three months ended June 30, 2024, compared to the prior year period.

Income Taxes

For the three months ended June 30, 2024 and 2023, we recorded a benefit for federal and state income taxes of approximately $4.4 million and $0.2 million, respectively. The increase in tax benefit of $4.3 million is a result of recording a full valuation allowance against our deferred tax assets in the three months ended June 30, 2024 as we concluded it is more likely than not that the net deferred tax assets will not be realized.

Liquidity and Capital Resources

As of June 30, 2024, we had $50.8 million of cash and cash equivalents, a decrease of $4.8 million from March 31, 2024.

Working Capital is summarized and compared as follows:

	June 30, 2024	March 31, 2024
Current assets	$133,953,188	$131,525,266
Current liabilities	42,301,117	30,975,049
	$91,652,071	$100,550,217

Changes in cash flow are summarized as follows:

Operating Activities

For the three months ended June 30, 2024, net cash used in operations was primarily the result of an increase in inventories due to anticipated increased production in our Manitowoc, WI facility, an increase in accrued liabilities related to the settlement with Triton Value Partners, LLC as described in Note 2 to the condensed consolidated financial statements, a reduction in accounts receivable due to better collection efforts, as sales in our fourth quarter are typically higher, and an increase in due from related parties associated with the settlement with Mr. Urvan described in Note 2. The cash provided by operations also included the benefit of non-cash expenses for depreciation and amortization, deferred tax benefits and employee stock compensation.

For the three months ended June 30, 2023, net cash provided by operations was primarily the result of decreases in our accounts receivable related to improving collections as if June 30, 2023 as compared to June 30, 2022 as sales in our fourth quarter are typically higher in addition to non-cash expenses for depreciation and amortization.

Investing Activities

For the three months ended June 30, 2024, net cash used in investing activities consisted of $1.4 million related to purchases of production equipment for our Manitowoc, WI facility, and capitalized development costs related to our marketplace, GunBroker.

For the three months ended June 30, 2023, net cash used in investing activities consisted of approximately $1.3 million related to purchases of production equipment for our new manufacturing facility in Manitowoc, WI and capitalized development costs related to our marketplace, GunBroker.

Financing Activities

For the three months ended June 30, 2024, net cash used in financing activities consisted of $0.7 million of insurance premium note payments, $0.6 million in payments of preferred stock dividends, $1.1 million used to repurchase shares of common stock pursuant to our repurchase plan, and $0.4 million used in the repurchase of common shares to cover taxes on shares issued to employees.

For the three months ended June 30, 2023, net cash used in financing activities consisted of $1.5 million used to repurchase common stock under our repurchase plan, $1.0 million in payments towards our insurance premium note, approximately $0.6 million in payments of preferred stock dividends, $0.2 million note payable-related party, and the generation of approximately $14.6 million from accounts receivable factoring, which was offset by payments of approximately $14.6 million.

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

Leases

We currently lease three locations that are used for our offices, production, and warehousing. As of June 30, 2024, we had $2.3 million of fixed lease payment obligations with $0.5 million payable within the next 12 months. Please refer to Note 10, "Leases" in our financial statements for additional information.

Factoring and Security Agreement

On July 1, 2019, we entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Factors Southwest, LLC (“FSW”). Pursuant to the Factoring Agreement, FSW was permitted to purchase from time to time the Company’s accounts receivables with recourse on an account by account basis. Interest expense recognized on the factoring liability for the three months ended June 30, 2023 was $45,385, including amortization of the commitment fee.

On November 29, 2023, we provided FSW notice of termination of the Factoring Agreement, which agreement terminated on December 29, 2023.

Inventory Credit Facility

On June 17, 2020, we entered into a Revolving Inventory Loan and Security Agreement (the “Inventory Credit Facility”) with FSW. Pursuant to the Inventory Credit Facility, FSW agreed to establish a revolving credit line, and make loans from time to time to the Company for the purpose of providing capital. No outstanding balance remained as of June 30, 2023. There was no interest expense recognized on the Inventory Credit Facility for the three months ended June 30, 2023. Interest expense for the three months ended June 30, 2023 was $63,845.

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

During the year ended March 31, 2023, approximately $11.2 million of Construction Loan funds were advanced including $1.0 million of cash collateral or restricted cash as security for the Construction Loan. We made $42,816 and $64,959 in principal payments three months ended June 30, 2024 and 2023, respectively. The restricted cash can be released per the terms of the Hiawatha Loan Agreement. During the year ended March 31, 2023, $500,000 of restricted cash was released with $500,000 remaining restricted. During the fiscal year ended March 31, 2024, the remaining $500,000 of restricted cash was released, resulting in a zero balance for restricted cash as of March 31, 2024.

We financed a portion of our Manitowoc, WI facility with the Construction Loan. As of June 30, 2024, we expect to make $0.8 million in principal and interest payments within the next 12 months. The principal balance of the Construction Loan will mature on October 14, 2026.

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

The Revolving Loan bears interest at a rate of the greater of (x) 3.50% and (y) Term SOFR, plus 3.00% (the “Revolving Facility Applicable Rate”) and is computed on the basis of a 360-day year for the actual number of days elapsed. Except in an event of default, advances under the Revolving Loan bear interest, on the outstanding daily balance thereof, at the Revolving Facility Applicable Rate. Interest is due and payable on the first calendar day of each month during the term of the Sunflower Agreement. We are also obligated to pay to Agent, for the ratable benefit of Lenders, an origination fee, prepayment fee, unused facility fee, collateral monitoring fee and Lender expenses.

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

As of June 30, 2024, we did not have an outstanding balance on the Revolving Loan.

Off-Balance Sheet Arrangements

As of June 30, 2024 and March 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Estimates

Our condensed consolidated financial statements were prepared in accordance with GAAP. Critical accounting estimates are those that we believe are most important to the portrayal of our financial condition and results of operations. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are evaluated on an ongoing basis and are drawn from historical operations, current trends, future business plans and other factors that management believes are relevant at the time our consolidated financial statements are prepared. Actual results may differ from our estimates. Management believes that the accounting estimates reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

Certain accounting policies that require significant management estimates, and are deemed critical to our results of operations or financial position, are discussed in the critical accounting policies and estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K/A. There have been no material changes to the critical accounting policies disclosed in the Form 10-K/A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the market risks disclosed under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A on the Annual Report on Form 10-K for the year ended March 31, 2024 and filed with the SEC on June 13, 2024 and is hereby incorporated by reference.

ITEM 4. CONTROLS AND PROCEDURES

Background and Results of Special Committee Investigation

As described in additional detail in the Explanatory Note to this Amendment, in September 2024, a Special Committee of the Board of Directors initiated an independent investigation of certain matters impacting the Company's accounting procedures, disclosure controls and internal controls during prior periods. The investigation was undertaken through independent legal counsel, who received assistance from outside consultants. During the course of the investigation, the Special Committee discovered accounting and financial reporting errors that required restatement resulting primarily from (i) inaccurate valuation of, and accounting for, share-based compensation awards to employees, non-employee directors and other service providers, and shares issued in exchange for goods and services, (ii) inappropriate capitalization of certain share issuance costs and (iii) inappropriate accounting for certain convertible notes and warrants issued by the Company. During the course of the investigation, the Special Committee also found that the Company had not properly disclosed certain executive officers, related party transactions and executive compensation.

Based on the results of the independent investigation, our review of our financial records, and other work completed by our management, the Special Committee has concluded that there were material misstatements in the consolidated financial statements as of and for the fiscal years ended March 31, 2024, 2023 and 2022. Accordingly, our Board of Directors and management concluded that our consolidated financial statements for these periods should no longer be relied upon and that such financial statements required restatement. The restated consolidated financial statements as of and for the fiscal years ended March 31, 2024, 2023 and 2022 are provided in the Form 10-K/A. See Note 3, “Restatement of Consolidated Financial Statements,” of the consolidated financial statements for further discussion of the restatement issues.

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

Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2024 due to the material weaknesses previously identified and disclosed in the Form 10-K/A and listed below.

Material Weaknesses and Management’s Remediation Plan

Management determined that the previously disclosed material weaknesses in its internal control over financial reporting processes that involve the control environment, information and communication, monitoring activities, and control activities components of the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) continue to exist at June 30, 2024, and specifically include:

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

Management’s Remediation Initiatives for Existing Material Weaknesses

Following the identification of the previously disclosed material weaknesses described above, and with the oversight of the Audit Committee, management remains committed to the planning and implementation of remediation efforts to address these material weaknesses. The remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and strengthen our overall financial control environment. In this regard, our initiatives include:

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
•
Organizational Enhancements – The Company has identified and begun to implement several organizational enhancements, as follows: (i) the identification and hiring of a Chief Financial Officer, who brings extensive knowledge across finance, strategy, and transformation; (ii)the identification and hiring of a Vice President of Accounting and External Reporting, who has the responsibility and authority to ensure that GAAP and accounting for complex or non-routine transactions that require specialized accounting are appropriately applied corporate-wide; (iii) the enhancement of the Company’s organizational structure over all finance functions and an increase in the Company’s accounting personnel with the requisite knowledge, experience, and training in GAAP to ensure that a formalized process for determining, documenting, communicating, implementing and monitoring controls over the period-end financial close and reporting processes is maintained and proper segregation exists between the preparer and reviewer for select transactions, and (iv) enhancement of accounting policies and procedures related to journal entries, invoice approval, account reconciliations and variance thresholds.
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
•
Related Party Transaction Policy – The Company implemented a new Related Party Transactions Policy to proactively identify transactions and improve disclosures. Guidance is provided by new corporate disclosure counsel with review/approval by the Audit Committee.
•
Perquisites Policy – The Company implemented a new Perquisites Policy to better define its perquisites disclosure requirements, perquisite identification, training, and employee compliance requirements.
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

Control Activities:

•
Implementation of New Accounting System – The Company has implemented a new accounting system that may allow management to effectively design and implement appropriate general information technology and automated system controls, including system enforced segregation of duties. The Company continues to evaluate other systems and applications for additional controls. Management will also continue the rollout of

IT remediation action plans, including developing an enhanced risk assessment process for third-party IT systems and implementation of IT monitoring procedures.
•
Implementation and Enhancement of Entity Level Controls - The Company intends to enhance existing entity level controls as a result of the control design remediation efforts and Audit Committee recommendations, and implement the following new entity level controls around the quarterly/annual financial reporting process:
o
Enhanced Review Procedures: The Company has initiated enhancements to its management review procedures through additional training of accounting staff, improved evidence of review through tickmarks and screenshots to validate the completeness and accuracy of transactions and to clearly define and evidence the process used and criteria and judgment applied in performance of critical business activities. The Company has also hired additional personnel and engaged third-party accounting experts, as needed, in its financial reporting and accounting function to ensure we have a sufficient complement of personnel with an appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements.
o
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various disputes, claims, suits, investigations and legal proceedings arising in the ordinary course of business, including commercial, intellectual property, and employment-related matters, as well as stockholder derivative actions, class action lawsuits and other matters. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters were material to our business or financial condition based upon the standard set forth in SEC rules. We believe we have substantial defenses in each unresolved matter, and we intend to vigorously defend against the claims brought by plaintiffs in the pending lawsuits.

On April 30, 2023, director and stockholder Steve Urvan filed suit in the Delaware Court of Chancery (the “Delaware Court”) against the Company, and certain Company directors, former directors, employees, former employees and consultants. Urvan’s claims include fraudulent inducement, unjust enrichment and violations of the Arizona Securities Act. The suit seeks a court order for partial rescission of the Company’s acquisition of GunBroker.com in April 2021 and compensatory damages of not less than $140 million. On August 1, 2023, the Company filed a separate lawsuit against Urvan in the Delaware Court alleging, among other things, that Urvan committed fraud in connection with the sale of GunBroker to the Company, and that Urvan breached his indemnification obligations to the Company after the sale. The Company timely responded to the Urvan complaint by filing a motion to dismiss. On September 11, 2023, the Delaware Court consolidated the Company’s lawsuit against Urvan with Urvan’s lawsuit against the Company and the individual defendants. On September 18, 2023, the Company filed an amended complaint that added a claim against Urvan for breach of the Arizona Securities Act. Urvan moved to dismiss the Company’s complaint in full. On December 18, 2023, the Delaware Court heard argument on the parties’ motions to dismiss in the consolidated action. On February 27, 2024, the Delaware Court issued an opinion resolving all pending motions to dismiss. The Delaware Court dismissed Urvan’s aiding and abetting claims against the individual defendants, but it declined to dismiss Urvan’s other claims against the individuals and declined to dismiss Urvan’s claims against the Company. The Delaware Court rejected Urvan’s motion to dismiss the Company’s claims against him in its entirety. The Court scheduled the matter for a five-day trial in April 2026.

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a Gunbroker.com for breach of contract (the “MN Action”). In the MN Action, DCP alleged that GunBroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleged $100 million in damages. On February 7, 2024, GunBroker.com removed the MN Action to the United States District Court for the District of Minnesota (Case No. 24-CV-00373-DWF-DTS). On February 14, 2024, GunBroker.com moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”). As of June 30, 2024, the Motion had been fully briefed and submitted to the court.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in Part I, Item 1A of the Form 10-K/A, filed concurrently with this Amendment

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Common Stock

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

The following table summarizes our share repurchases under our repurchase program for the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Programs
April 1, 2024 - April 30, 2024	-	-	-
May 1, 2024- May 31, 2024	-	-	-
June 1, 2024 - June 30, 2024	579,463	$1.89	579,463
Total	579,463	$1.89	579,463	$26,229,813
(1)
Exclusive of the impact of 1% excise tax under the Inflation Reduction Act of 2022.
(2)
On February 8, 2022, we announced that our Board of Directors approved a share repurchase program, to repurchase up to $30.0 million of our outstanding common stock for cash. The share repurchase program is set to expire on February 6, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

2.1#

Agreement and Plan of Merger, dated April 30, 2021, by and among Ammo, Inc., SpeedLight Group I, LLC, Gemini Direct Investments, LLC and Steven F. Urvan (Incorporated by Reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 6, 2021.

3.1	Amended and Restated Certificate of Incorporation (as amended through April 21, 2025) (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K/A filed on May 20, 2025).
3.2	Bylaws (Incorporated by Reference to Exhibit 3.3 to the Current Report on Form 8-K filed on February 9, 2017).
3.3

Certificate of Designations with respect to the 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share, dated May 18, 2021(Incorporated by Reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed on May 20, 2021).

4.1	Compilation of JSC Agreements dated November 4, 2020 (Incorporated by Reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 13, 2020).
4.2	Form of Underwriters’ Warrant Agreement issued December 3, 2020 (Incorporated by Reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2020).
4.3	Purchase Warrant Issued to Eugene Webb, issued on December 21, 2020 (Incorporated by Reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-3 filed on August 20,2021).
4.4	Purchase Warrant Issued to Eugene Webb, issued on February 17, 2021 (Incorporated by Reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-3 filed on August 20, 2021).
10.1

Confidential Settlement Agreement and Mutual General Release, by and among Triton Value Partners, LLC, Donald Gasgarth, Paul Freischlag, Jr., Jeff Zwitter, Steven Urvan, TVP Investments LLC, GunBroker.com, LLC, IA TECH, LLC, GB Investments, Inc. and AMMO, Inc., dated as of June 24, 2024 (Incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 28, 2024).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

# Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or similar attachment will be furnished supplementally to the Securities and Exchange Commission upon request.

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Holding Company

	By:	/s/ Jared R. Smith
Dated: May 20, 2025		Jared R. Smith, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul Kasowski
Dated: May 20, 2025		Paul Kasowski, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)