Form 10-Q
period 2024-09-30
Outdoor Holding Co
filed 2025-05-20
CIK 1015383

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

(Registrant’s telephone number including area code)

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

PART I

ITEM 1. FINANCIAL STATEMENTS

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$33,525,409	$55,586,441
Accounts receivable, net	19,684,059	28,221,321
Inventories	51,838,785	45,563,334
Prepaid expenses	3,548,758	2,154,170
Total Current Assets	108,597,011	131,525,266

Equipment, net	57,860,444	58,082,040

Other Assets:
Deposits	448,278	349,278
Patents, net	4,485,631	4,756,006
Other intangible assets, net	104,952,484	111,049,067
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	1,708,672	2,000,093
Deferred income tax asset	-	4,407,491
TOTAL ASSETS	$368,922,614	$403,039,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,936,094	$23,156,495
Accrued liabilities	9,060,954	7,065,444
Current portion of operating lease liability	505,656	479,651
Current portion of construction note payable	278,729	273,459
Insurance premium note payable	968,644	-
Total Current Liabilities	29,750,077	30,975,049

Long-term Liabilities:
Contingent consideration payable	40,269	59,838
Income tax payable	1,609,520	1,609,520
Construction note payable, net of unamortized issuance costs	10,656,325	10,735,241
Operating lease liability, net of current portion	1,294,746	1,609,836
Total Liabilities	43,350,937	44,989,484

Shareholders' Equity:
Series A cumulative perpetual preferred stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized 120,990,137 and 120,531,507 shares issued and 116,203,091 and 119,181,067 outstanding at September 30, 2024 and March 31, 2024, respectively	116,203	119,181
Additional paid-in capital	432,687,734	430,525,824
Accumulated deficit	(98,668,259)	(69,923,398)
Treasury Stock	(8,565,401)	(2,673,156)
Total Shareholders' Equity	325,571,677	358,049,851
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$368,922,614	$403,039,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023

Net Revenues
Ammunition sales(1)	$15,959,912	$15,516,589	$29,319,466	$29,622,618
Marketplace revenue	11,983,021	12,474,716	24,265,012	26,386,918
Casing sales	3,476,652	6,381,081	8,788,657	12,617,425
	31,419,585	34,372,386	62,373,135	68,626,961

Cost of Revenues	24,200,326	26,095,941	45,376,575	46,337,797
Gross Profit	7,219,259	8,276,445	16,996,560	22,289,164

Operating Expenses
Selling and marketing	447,896	289,952	746,509	585,533
Corporate general and administrative	10,483,264	7,855,624	21,806,342	15,803,187
Employee salaries and related expenses	5,376,741	5,771,020	10,558,876	10,194,952
Depreciation and amortization expense	3,375,476	3,371,802	6,757,145	6,715,845
Total operating expenses	19,683,377	17,288,398	39,868,872	33,299,517
Loss from Operations	(12,464,118)	(9,011,953)	(22,872,312)	(11,010,353)

Other Income
Other income	202,853	(321,341)	455,085	371,610
Interest expense	(166,848)	(212,314)	(363,370)	(416,515)
Total other income	36,005	(533,655)	91,715	(44,905)

Loss before Income Taxes	(12,428,113)	(9,545,608)	(22,780,597)	(11,055,258)

Benefit for Income Taxes	-	(1,879,641)	4,407,491	(2,085,229)

Net Loss	(12,428,113)	(7,665,967)	(27,188,088)	(8,970,029)

Preferred Stock Dividend	(782,640)	(782,639)	(1,556,773)	(1,556,771)

Net Loss Attributable to Common Stock Shareholders	$(13,210,753)	$(8,448,606)	$(28,744,861)	$(10,526,800)

Net Loss per share
Basic	$(0.11)	$(0.07)	$(0.24)	$(0.09)
Diluted	$(0.11)	$(0.07)	$(0.24)	$(0.09)

Weighted average number of shares outstanding
Basic	118,728,976	118,167,228	118,916,210	117,713,805
Diluted	118,728,976	118,167,228	118,916,210	117,713,805

(1)
Included in revenue for the three and six months ended September 30, 2024 are excise taxes of $1,350,597 and $2,654,200, respectively. Included in revenue for the three and six months ended September 30, 2023 are excise taxes of $1,284,166 and $2,459,962, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total
Balance as of March 31, 2024	1,400,000	$1,400	119,181,067	$119,181	$430,525,824	$(69,923,398)	$(2,673,156)	$358,049,851

Employee stock awards	-	-	360,833	361	1,394,622	-	-	1,394,983
Common stock purchase options	-	-	-	-	41,055	-	-	41,055
Repurchase of common shares (1)	-	-	(205,704)	(206)	(365,959)	-	-	(366,165)
Preferred stock dividends	-	-	-	-	-	(638,022)	-	(638,022)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,111)	-	(136,111)
Net loss	-	-	-	-	-	(14,759,975)	-	(14,759,975)
Treasury shares purchased	-	-	(579,463)	(579)	-	-	(1,095,101)	(1,095,680)
Balance as of June 30, 2024	1,400,000	$1,400	118,756,733	$118,757	$431,595,542	$(85,457,506)	$(3,768,257)	$342,489,936

Employee stock awards	-	-	369,583	370	1,153,056	-	-	1,153,426
Common stock purchase options	-	-	-	-	33,568	-	-	33,568
Repurchase of common shares (1)	-	-	(66,082)	(66)	(94,432)	-	-	(94,498)
Preferred stock dividends	-	-	-	-	-	(646,529)	-	(646,529)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,111)	-	(136,111)
Net loss	-	-	-	-	-	(12,428,113)	-	(12,428,113)
Treasury shares purchased	-	-	(2,857,143)	(2,858)	-	-	(4,797,144)	(4,800,002)
Balance as of September 30, 2024	1,400,000	$1,400	116,203,091	$116,203	$432,687,734	$(98,668,259)	$(8,565,401)	$325,571,677

(1) The Company acquired shares of common stock held by employees who tendered owned common stock to satisfy the tax withholding on common stock.

(continued)

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total
Balance as of March 31, 2023	1,400,000	$1,400	118,294,478	$118,294	$424,739,847	$(50,216,248)	$(522,158)	$374,121,135

Employee stock awards	-	-	390,111	391	1,180,808	-	-	1,181,199
Dividends accumulated on preferred stock	-	-	-	-	-	(638,038)	-	(638,038)
Preferred stock dividends	-	-	-	-	-	(136,093)	-	(136,093)
Net loss	-	-	-	-	-	(1,304,062)	-	(1,304,062)
Treasury shares purchased	-	-	(738,831)	(739)	-	-	(1,456,005)	(1,456,744)
Balance as of June 30, 2023	1,400,000	$1,400	117,945,758	$117,946	$425,920,655	$(52,294,441)	$(1,978,163)	$371,767,397

Employee stock awards	-	-	712,783	713	1,698,971	-	-	1,699,684
Preferred stock dividends declared	-	-	-	-	-	(646,545)	-	(646,545)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,094)	-	(136,094)
Net loss	-	-	-	-	-	(7,665,967)	-	(7,665,967)
Treasury shares purchased	-	-	(197,798)	(198)	-	-	(398,627)	(398,825)
Balance as of September 30, 2023	1,400,000	$1,400	118,460,743	$118,461	$427,619,626	$(60,743,047)	$(2,376,790)	$364,619,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(27,188,088)	$(8,970,029)
Adjustments to reconcile net loss to net cash provided by/(used in) operations:
Depreciation and amortization	9,438,388	9,317,208
Debt discount amortization	41,626	41,626
Employee stock awards	2,548,408	2,880,883
Common stock purchase options	74,623	-
Contingent consideration payable fair value	(19,569)	(41,076)
Allowance for credit losses	333,492	1,047,587
Reduction in right of use asset	291,421	243,652
Valuation allowance	10,487,835	-
Deferred income taxes	(6,080,344)	(2,088,883)
Changes in Current Assets and Liabilities
Accounts receivable	8,203,769	5,267,942
Inventories	(6,275,451)	1,330,614
Prepaid expenses	1,007,848	2,262,859
Deposits	(99,000)	3,839,429
Accounts payable	(4,220,401)	1,519,151
Accrued liabilities	1,859,398	1,758,754
Operating lease liability	(289,085)	(258,628)
Net cash provided by/(used in) operating activities	(9,885,130)	18,151,089

Cash flow from investing activities:
Purchase of property, plant, and equipment	(2,849,835)	(2,618,205)
Net cash used in investing activities	(2,849,835)	(2,618,205)

Cash flow from financing activities:
Proceeds from factoring liability	-	26,047,370
Payments on factoring liability	-	(26,047,370)
Payments on insurance premium note payment	(1,433,792)	(2,017,089)
Payments on construction note payable	(115,272)	(127,858)
Payments on note payable - related party	-	(180,850)
Preferred stock dividends paid	(1,420,660)	(1,420,677)
Repurchase of common shares	(460,661)	-
Common stock repurchase plan	(5,895,682)	(1,855,569)
Net cash used in financing activities	(9,326,067)	(5,602,043)

Net (decrease) increase in cash	(22,061,032)	9,930,841
Restricted cash, beginning of period	-	500,000
Cash, beginning of period	55,586,441	39,134,027
Cash and restricted cash, end of period	$33,525,409	$49,564,868
Restricted cash, end of period	$-	$-
Cash, end of period	$33,525,409	$49,564,868

(Continued)

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2024	2023
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$363,370	$375,885
Income taxes	$-	$-
Non-cash investing and financing activities:
Insurance premium note payment	$2,402,436	$1,056,199
Dividends accumulated on preferred stock	$136,111	$136,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

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

The Company changed its name from AMMO, Inc. to Outdoor Holding Company on April 21, 2025. Unless the context otherwise requires, all references to "AMMO, Inc.," "Ammo," the "Company," "we," "us," "our," and similar terms refer to AMMO, Inc., a Delaware corporation, and its consolidated subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of AMMO, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Accounting Basis

The accompanying unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. Additionally, these condensed consolidated financial statements and related disclosures are presented pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related disclosures contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, as amended on July 29, 2024 and as further amended on May 20 ,2025 (as amended, the "Form 10-K/A"). The results for the three and six months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flow and changes in stockholders’ equity of the Company for the interim periods presented.

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

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs, or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flow. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization in the year ended March 31, 2023, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline is not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flow was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of goodwill was not warranted for the year ended March 31, 2024. As of September 30, 2024, the Company had a goodwill carrying value of $90,870,094, all of which was assigned to the Marketplace segment. However, due to declines in the value of the Company's common stock and market capitalization, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2025.

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable represents amounts due from customers for products sold and include an allowance for estimated credit losses which is estimated based on the collectability and age of the accounts receivable balances and categorization of customers with similar financial condition. At September 30, 2024 and March 31, 2024, we reserved $4,212,299 and $3,666,078, respectively, of allowance for credit losses.

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

Patents

On September 28, 2017, AMMO Technologies Inc., an Arizona corporation and wholly owned subsidiary of the Company (“ATI”), merged with Hallam, Inc, a Texas corporation, with ATI being the surviving corporation. The primary asset of Hallam, Inc. was an exclusive license to produce projectiles and ammunition using the Hybrid Luminescence Ammunition Technology under patent U.S. 8,402,896 B1 with a publication date of March 26, 2013, owned by University of Louisiana at Lafayette. The license was formally amended and assigned to ATI pursuant to an Assignment and First Amendment to Exclusive License Assumption Agreement dated to be effective as of August 22, 2017. This asset will be amortized from September 2017, the first full month of the acquired rights, through October 29, 2028.

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a quarterly royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the three months ended September 30, 2024 and 2023, the Company recognized royalty expenses of $3,636 and $2,610, respectively under this agreement. For the six months ended September 30, 2024 and 2023, the Company recognized royalty expenses of $5,500 and $7,670, respectively under this agreement.

In August 2018, we applied for additional patent coverage for the manufacturing methods or application of the Hybrid Luminescence Ammunition Technology on a variety of projectile and ammunition types. The costs of filing this patent were expensed.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 5, 2018, we completed the acquisition of SW Kenetics Inc. ("SWK"). ATI acquired all of the assets of SWK and assumed all of the liabilities of SWK. The primary asset of SWK was a pending patent for modular projectiles. All rights to patent pending applications were assigned and transferred to ATI pursuant to an intellectual property rights agreement on September 27, 2018.

We intend to continue building our patent portfolio to protect our proprietary technologies and processes and will file new applications where appropriate to preserve our rights to manufacture and sell our branded lines of ammunition.

Other Intangible Assets

On March 15, 2019, Enlight Group II, LLC d/b/a Jagemann Munition Components, a wholly owned subsidiary of the Company completed its acquisition of assets of Jagemann Stamping Company’s ammunition casing manufacturing and sales operations pursuant to the terms of an amended and restated asset purchase agreement (See Note 13 – Goodwill and Intangible Assets). The intangible assets acquired include a tradename, customer relationships, and intellectual property.

On April 30, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”), by and among the Company, SpeedLight Group I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company ("SpeedLight"), and Gemini Direct Investments, LLC, a Nevada limited liability company ("Gemini"), whereby SpeedLight merged with and into Gemini, with SpeedLight surviving the merger as a wholly owned subsidiary of the Company (the "GunBroker Merger"). At the time of the GunBroker Merger, Gemini had nine subsidiaries, all of which are related to Gemini’s ownership of GunBroker, an online auction marketplace dedicated to firearms, hunting, shooting, and related products. The intangible assets acquired included a trade name, customer relationships, intellectual property, software, and domain names.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flow. If the total of the future cash flow is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three and six months ended September 30, 2024 and 2023.

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

•
Identification of a contract with a customer
•
Identification of the performance obligations in the contract
•
Determination of the transaction price
•
Allocation of the transaction price to the separate performance allocation
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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s customers that comprised more than 10% of total revenues for the three and six months ended September 30, 2024, or more than 10% of accounts receivable as of September 30, 2024 or March 31, 2024 were as follows:

	Revenues		Accounts Receivable
PERCENTAGES	Three Months Ended September 30, 2024	Six Months Ended September 30, 2024	September 30, 2024	March 31, 2024
Customers:
A	-	-	10.1%	11.8%
	-	-	10.1%	11.8%

Disaggregated Revenue Information

The following table presents a disaggregation of revenue from customers by category. We attribute net sales to categories by product or service types; ammunition, ammunition casings, and marketplace fees. The Company notes that revenue recognition processes are consistent between product and service type, however, the amount, timing and uncertainty of revenue and cash flow may vary by each product type due to the customers of each product and service type.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Ammunition Sales(1)	$15,959,912	$15,516,589	$29,319,466	$29,622,618
Marketplace Revenue	11,983,021	12,474,716	24,265,012	26,386,918
Casings Sales	3,476,652	6,381,081	8,788,657	12,617,425
Total Revenue	$31,419,585	$34,372,386	$62,373,135	$68,626,961

(1)
Included in revenue for the three and six months ended September 30, 2024 are excise taxes of $1,350,597 and $2,654,200, respectively. Included in revenue for the three and six months ended September 30, 2023 are excise taxes of $1,284,166 and $2,459,962, respectively.

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

Contract Liabilities

Our contract liabilities consist of unearned revenue, which represents upfront payments received from customers for product to be delivered at a future date. Contract liabilities are classified as current or long-term based on the timing of contract obligation. As of September 30, 2024 we had no unearned revenue. As of March 31, 2024, we had unearned revenue of $1.8 million which is included in accrued liabilities on the condensed consolidated balance sheet.

Advertising Costs

We expense advertising costs under our Ammunition segment as they are incurred in selling and marketing expenses of operating expenses. Marketplace segment advertising costs are expensed as they are incurred in cost of revenues. We incurred advertising expenses under our Ammunition segment of $202,815 and $94,026 for the three months ended September 30, 2024 and 2023, respectively, recognized in selling and marketing expenses and $92,145 and $200,514 of Marketplace segment advertising expenses recognized in cost of revenues for the three months ended September 30, 2024 and 2023, respectively. We incurred advertising expenses under our Ammunition segment of $311,617 and $213,664 for the six months ended September 30, 2024 and 2023, respectively, recognized in selling and marketing expenses and $202,687 and $339,171 of Marketplace segment advertising expenses recognized in cost of revenues for the six months ended September 30, 2024 and 2023, respectively.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three and six months ended September 30, 2024, we recognized approximately $1.4 million and $2.7 million, respectively in excise taxes. During the three and six months ended September 30, 2023, we recognized approximately $1.3 million and $2.5 million, respectively in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of revenues on our condensed consolidated statement of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable, amounts due to related parties, and the construction note payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”), which requires the recognition of the cost of employee, director and non-employee services received in exchange for an award of equity over the period the employee, director or non-employee is required to perform the services in exchange for the award. Stock-based compensation is measured based on the grant-date fair value of the award. Stock-based compensation is recognized on a straight line basis over the vesting periods and forfeitures are recognized in the periods they occur. There were 369,583 and 730,416 shares of common stock issued to employees, and members of the Board of Directors for services during the three and six months ended September 30, 2024, respectively. There were 712,873 and 1,102,894 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the three and six months ended September 30, 2023, respectively.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2024, our bank account balances exceeded federally insured limits, however, we have not incurred losses related to these deposits.

Income Taxes

We file federal and state income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with Accounting Standards Codification

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Urvan Lawsuit

On April 30, 2023, director and stockholder Steve Urvan filed suit in the Delaware Court of Chancery (the "Delaware Court") against the Company, and certain AMMO directors, former directors, employees, former employees and consultants. Urvan’s claims include fraudulent inducement, unjust enrichment and violations of the Arizona Securities Act. The suit seeks a court order for partial rescission of the GunBroker Merger and compensatory damages of not less than $140 million. The Company and named defendants are in alignment in all material respects and intend to vigorously defend Urvan’s claims. The Company has engaged Delaware Court litigation specialists to defend its interests in all respects in this case. The Company timely responded to the Urvan Complaint by filing a motion to dismiss. On August 1, 2023, AMMO filed a separate lawsuit against Urvan in the Delaware Court alleging, among other things, that Urvan committed fraud in connection with the GunBroker.com sale, and that Urvan breached his indemnification obligations to AMMO after the sale. On September 11, 2023, the Delaware Court consolidated AMMO’s lawsuit against Urvan with Urvan’s lawsuit against AMMO and the individual defendants. On September 18, 2023, AMMO filed an amended complaint that added a claim against Urvan for breach of the Arizona Securities Act. Urvan moved to dismiss AMMO’s complaint in full. On December 18, 2023, the Delaware Court heard argument on the parties’ motions to dismiss in the consolidated action. On February 27, 2024, the Delaware Court issued an opinion resolving all pending motions to dismiss. The Delaware Court dismissed Urvan’s aiding and abetting claims against the individual defendants, but it declined to dismiss Urvan’s other claims against the individuals and declined to dismiss Urvan’s claims against AMMO. The Delaware Court rejected Urvan’s motion to dismiss AMMO’s claims against him in its entirety. On May 8, 2024, the Delaware Court ordered a case schedule culminating in a five-day trial starting on July 28, 2025. See Note 17, "Subsequent Events" for more developments in this proceeding.

The Books and Records Action

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Plenary Action Opinion has effectively mooted this Books and Records action.” On April 9, 2024, AMMO began producing documents in response to Mr. Urvan’s demands pursuant to a Stipulation and Order Governing AMMO’s Document Productions. The court has not issued a post-trial ruling and document production remains ongoing.

The MN Action

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a GunBroker.com (“GunBroker”) for breach of contract (the “MN Action”). In the MN Action, DCP alleges that GunBroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleges $100 million in damages. On February 7, 2024, GunBroker.com removed the MN Action to the United States District Court for the District of Minnesota. On February 14, 2024, GunBroker moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”). The court denied the Motion and GunBroker filed its Answer and Counterclaims. GunBroker denies the allegations in the MN Action, and it plans to vigorously defend the claims asserted against it. The parties’ initial disclosure statements were exchanged in August, 2024. The Company will continue to participate in the discovery process. This matter is scheduled for trial in November 2025.

The Triton Settlement

On June 24, 2024 the Company entered into a Confidential Settlement Agreement and Mutual General Release (the “Triton Settlement Agreement”) with Triton Value Partners, LLC, Donald Gasgarth, Paul Freischlag, Jr., Jeff Zwitter (the “Plaintiffs,” and together with the Defendants and the Company, the “Parties” or, individually, “Party”), and Steven Urvan and TVP Investments LLC (the “Urvan Defendants”) and GunBroker.com, LLC, IA TECH, LLC, and GB Investments, Inc. (the “GunBroker Defendants,” and collectively with the Urvan Defendants, the “Defendants”) to fully resolve and settle all disputes and claims related to the litigation between the Defendants and Plaintiffs captioned Triton Value Partners, LLC et al. v. TVP Investments, LLC et al., Cobb County Superior Court, CAFN 18104869 (the “Action”). Pursuant to the Triton Settlement Agreement, the GunBroker Defendants agreed to pay the Plaintiffs $8,000,000 (the “Settlement Amount”) in a single lump sum payment. AMMO agreed to tender the Settlement Amount to an escrow agent on behalf of the GunBroker Defendants within 45 days of the Triton Settlement Agreement’s execution. Within five business days of the receipt of the Settlement Amount from the escrow agent, the Plaintiffs agreed to dismiss the Action with prejudice, and the Urvan Defendants agreed to dismiss all counterclaims against the Plaintiffs with prejudice. Pursuant to the Merger Agreement (as defined above), Urvan has the exclusive right to settle the Action on behalf of all Defendants and Urvan is obligated to indemnify the Company for certain liabilities, including certain liabilities incurred in connection with the Action. In connection with the Merger Agreement, on April 30, 2021, the Company and Urvan entered into a Pledge and Escrow Agreement (the “Pledge and Escrow Agreement”), pursuant to which ten stock certificates in the name of Urvan, with each certificate representing $2.8 million worth of shares of the Company’s common stock as of the date of the Pledge and Escrow Agreement (the “Pledged Securities”) were placed in escrow pending resolution of the Action. Pursuant to the Triton Settlement Agreement, a portion of the Pledged Securities in the form of a stock certificate for 2,857,143 shares (the “Stock Certificate”) were sent to the Company’s transfer agent for cancellation on September 30, 2024. Pursuant to the Triton Settlement Agreement, each of the Plaintiffs and the Defendants provided mutual releases of all claims as of June 24, 2024, arising from any allegations set forth in the Action. Notwithstanding the foregoing, the Company and the GunBroker Defendants do not release any claims asserted against Urvan, and Urvan did not release any claims asserted against the Company, the GunBroker Defendants or any individual or entity related to or affiliated with the Company. Upon the Stock Certificate’s cancellation on September 30, 2024, the parties payment obligations under the Triton Settlement Agreement were complete.

On August 8, 2024, the Company paid $8.0 million to the escrow agent in connection with the Triton Settlement Agreement. This resulted in $4.8 million being recorded as a receivable that was reclassed to treasury stock upon Mr. Urvan’s transfer of the shares related to the settlement payment to the Company on September 30, 2024 (see Note 5 – Due from Related Parties).

There were no other known contingencies as of September 30, 2024.

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the equity security and, therefore, is not considered in measuring fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires specific disclosures for equity securities subject to contractual sale restrictions. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOSS PER COMMON SHARE

We calculate basic loss per share using the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), the exercise of warrants (using the if-converted method) and the vesting of stock awards.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023

Numerator:
Net Loss	$(12,428,113)	$(7,665,967)	$(27,188,088)	$(8,970,029)
Less: Preferred stock dividends	(782,640)	(782,639)	(1,556,773)	(1,556,771)
Net loss attributable to common stock holders	$(13,210,753)	$(8,448,606)	$(28,744,861)	$(10,526,800)

Denominator:
Weighted average shares of common stock - basic	118,728,976	118,167,228	118,916,210	117,713,805
Effect of dilutive common stock purchase warrants	-	-	-	-
Effect of dilutive contingently issuable common stock	-	-	-	-
Effect of dilutive equity incentive awards	-	-	-	-
Weighted average shares of common stock – Diluted	118,728,976	118,167,228	118,916,210	117,713,805

Basic earnings per share:
Loss per share attributable to common stockholders - basic	$(0.11)	$(0.07)	$(0.24)	$(0.09)

Diluted earnings per share:
Loss per share attributable to common stockholders - diluted	$(0.11)	$(0.07)	$(0.24)	$(0.09)

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023

Common stock options	225,000	125,000	225,000	125,000
Non-vested stock awards	783,668	1,517,180	783,668	1,517,180
Warrants	1,721,296	2,356,336	1,721,296	2,356,336
Total shares excluded from net income (loss) per share attributable to common stockholders	2,729,964	3,998,516	2,729,964	3,998,516

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

At September 30, 2024 and March 31, 2024, the inventory balances were composed of:

	September 30, 2024	March 31, 2024
Finished product	$15,129,627	$11,055,061
Raw materials	25,734,201	24,158,244
Work in process	10,974,957	10,350,029
Inventory net	$51,838,785	$45,563,334

NOTE 5 – DUE FROM RELATED PARTIES

As a result of the contingency recognized for the Triton Settlement Agreement described in the Contingencies section of Note 2, we recorded a receivable of $4,800,000. During the six months ended September 30, 2024, we recognized the value of shares returned to the Company in lieu of the settlement payment. On September 30, 2024, Mr. Urvan transferred the shares to the Company and the shares have since been reclassified to treasury stock. As described in Note 2, Mr. Urvan is a director and shareholder of the Company. Please refer to the description of the Triton Settlement Agreement in Note 2 for additional information.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2024 and March 31, 2024:

	September 30, 2024	March 31, 2024
Leasehold Improvements	$257,009	$257,009
Building	29,318,791	29,143,445
Furniture and Fixtures	450,432	439,990
Vehicles	153,254	153,254
Equipment	49,350,457	45,467,137
Tooling	143,710	143,710
Construction in Progress	1,564,067	2,785,616
Total property and equipment	$81,237,720	$78,390,161
Less accumulated depreciation	(23,377,276)	(20,308,121)
Net property and equipment	$57,860,444	$58,082,040

Depreciation expense for the three and six months ended September 30, 2024 totaled $1,568,466 and $3,071,431, respectively. Of these totals $1,223,349 and $2,410,869 were included in cost of revenues for the three and six months ended September 30, 2024, respectively. Additionally, $345,118 and $660,563 were included in depreciation and amortization expenses in operating expenses for the three and six months ended September 30, 2024, respectively. Depreciation expense for the three and six months ended September 30, 2023 totaled $1,406,719 and $2,760,046, respectively. Of these totals $1,178,311 and $2,330,989 were included in cost of revenues for the three and six months ended September 30, 2023, respectively. Additionally, $228,408 and $429,057 were included in depreciation and amortization expenses in operating expenses for the three and six months ended September 30, 2023, respectively.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACCRUED LIABILITIES

At September 30, 2024 and March 31, 2024, accrued liabilities were as follows:

	September 30, 2024	March 31, 2024
Accrued federal excise tax	$717,714	$1,145,937
Accrued bonus program	3,111,616	1,185,877
Accrued professional fees	2,880,505	1,134,368
Accrued payroll	1,576,414	964,661
Other accruals	380,571	417,496
Income taxes payable	394,134	394,133
Unearned revenue	-	1,822,972
Accrued liabilities	$9,060,954	$7,065,444

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

NOTE 9 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale, AZ, Atlanta and Marietta, GA, and Manitowoc, WI under contracts we classify as operating leases. None of our leases are financing leases. The Scottsdale lease has been extended through 2029 and does not include a renewal option. We terminated our lease agreement in Marietta, GA during the year ended March 31, 2024, which decreased our right of use asset and operating lease liabilities on our condensed consolidated balance sheet by $38,185.

Consolidated lease expense for the three months ended September 30, 2024 was $167,357 including $161,916 of operating lease expense and $5,440 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Consolidated lease expense for the three months ended September 30, 2023 was $167,809 including $160,757 of operating lease expense and $6,851 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

Consolidated lease expense for the six months ended September 30, 2024 was $334,713 including $323,833 of operating lease expense and $10,880 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Consolidated lease expense for the six months ended September 30, 2023 was $335,217 including $321,515 of operating lease expense and $13,703 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.5 years and 10.0%, respectively.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancellable leases as of September 30, 2024, are as follows:

Years Ended March 31,
2025(1)	$329,436
2026	650,195
2027	564,681
2028	360,055
2029	242,595
Total Lease Payments	2,146,962
Less: Amount Representing Interest	(346,560)
Present value of lease liabilities	$1,800,402

(1)
This amount represents future lease payments for the remaining six months of fiscal year 2025. It does not include any lease payments for the six months ended September 30, 2024.

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

We are required to maintain a debt service coverage ratio, as defined in the terms of the Hiawatha Loan Agreement, of not less than 1.25 to 1.00 for the period defined below and continuing to and including the maturity date. The debt service coverage ratio shall be tested on an annual basis, as of July 1, for each previous year. We maintained compliance under the Hiawatha Loan Agreement since its inception.

During the year ended March 31, 2023, approximately $11.2 million of Construction Loan funds were advanced including $1.0 million of cash collateral or restricted cash as security for the Construction Loan. We made $115,272 and $127,858 in principal payments for the six months ended September 30, 2024 and September 30, 2023, respectively. The restricted cash can be released per the terms documented in the Hiawatha Loan Agreement. During the year ended March 31, 2024, the remaining $500,000 of restricted cash was released, resulting in a zero balance for restricted cash as of March 31, 2024.

OUTDOOR HOLDING COMPANY

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

The Company will pay cumulative cash dividends on the Series A Preferred Stock when, as and if declared by the Board of Directors (or a duly authorized committee of the Board of Directors), only out of funds legally available for payment of dividends. Dividends on the Series A Preferred Stock will accrue on the stated amount of $25.00 per share of the Series A Preferred Stock at a rate per annum equal to 8.75% (equivalent to $2.1875 per year), payable quarterly in arrears. Dividends on the Series A Preferred Stock declared by the Board of Directors (or a duly authorized committee of the Board of Directors) will be payable quarterly in arrears on March 15, June 15, September 15 and December 15.

Generally, the Series A Preferred Stock is not redeemable by the Company prior to May 18, 2026. However, upon a change of control or de-listing event (each as defined in the Certificate of Designations), the Company will have a special option to redeem the Series A Preferred Stock for a limited period of time.

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2024	May 31, 2024	March 15, 2024 - June 14, 2024	June 17, 2024	$782,634	$0.55902778
August 15, 2024	August 31, 2024	June 15, 2024 - September 14, 2024	September 15, 2024	$782,639	$0.55902778

Preferred dividends accumulated as of September 30, 2024, were $136,111.

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2023	May 31, 2023	March 15, 2023 - June 14, 2023	June 15, 2023	$782,639	$0.55902778
August 15, 2023	August 31, 2023	June 15, 2025 - September 14, 2023	September 15, 2023	$782,639	$0.55902778

Preferred dividends accumulated as of September 30, 2023, were $136,094.

NOTE 12 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

2017 Equity Incentive Plan

In October 2017, the Board of Directors approved the 2017 Equity Incentive Plan ("2017 Plan"). Our 2017 Plan initially permitted the issuance of equity-based instruments covering up to a total of 485,000 shares of common stock. The Board of Directors and our stockholders approved an increase of 4,515,000 shares in October 2020 an additional increase of 1,000,000 shares in March 2023, and an additional increase of 3,000,000 shares in February 2024, bringing the total shares issuable under the 2017 Plan to 9,000,000. As of September 30, 2024, there were 2,704,900 shares available to issue under the 2017 Plan.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

At September 30, 2024, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2024	1,808,830	$2.04	1.18
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(87,574)	2.35	-
Outstanding at September 30, 2024	1,721,256	$2.03	0.62
Exercisable at September 30, 2024	1,721,256	$2.03	0.62

As of September 30, 2024, we had 1,721,256 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.01 per share until December 2026; (2) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (3) warrants to purchase 1,234,034 shares of our Common Stock at an exercise price of $2.00 per share consisting of 1% of the warrants that expired on August 2024, and 99% until February 2026; and (4) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025.

Options Granted

During the year ended March 31, 2023, we granted stock options (“Options”) to purchase 400,000 shares of our Common Stock to our Chief Executive Officer, of which (i) 100,000 Options vested on July 24, 2023, and (ii) 300,000 Options shall vest in equal quarterly installments of 25,000 over three years beginning on September 30, 2023. The Options shall (a) be exercisable at an exercise price per share equal to the closing market price of the Company’s common stock on the date of the grant, (b) have a term of ten years, and (c) be on such other terms as shall be determined by the Board of Directors (or the Compensation Committee of the Board of Directors) and set forth in a customary form of stock option agreement under the 2017 Plan. We recognized $33,568 and $74,623 in expense related to the Options for the three and six months ended September 30, 2024, respectively.

The following is a summary of our stock option activity during the six months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Outstanding, April 1, 2024	400,000	$2.08	$1.50	9.32
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled/Forfeited	-	-	-	-
Outstanding, September 30, 2024	400,000	$2.08	$1.50	9.07

As of September 30, 2024, there was $98,040 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average vesting period of approximately 1.75 years.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Awards

A summary of stock award activity for the six months ended September 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at April 1, 2024	1,540,524	$2.93
Granted	352,500	1.95
Vested	(895,607)	2.85
Forfeited	(213,750)	1.93
Outstanding at September 30, 2024	783,667	$2.86

As of September 30, 2024, there was $2,238,380 of unrecognized compensation expense related to unvested stock awards which is expected to be recognized over a weighted-average period of approximately 2.49 years.

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

Amortization expense related to our intangible assets for the three and six months ended September 30, 2024 was $3,165,545 and $6,366,957, respectively. Amortization expense related to our intangible assets for the three and six months ended September 30, 2023 was $3,278,581 and $6,557,163, respectively.

Intangible assets consisted of the following:

		September 30, 2024
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	250,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,652,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	357,747
		375,000	7,602,005	151,513,617

Accumulated amortization – Licensing Agreements		(375,000)	-	-
Accumulated amortization – Patents		-	(3,116,374)	-
Accumulated amortization – Intangible Assets		-	-	(46,561,133)
		$-	$4,485,631	$104,952,484

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2025(1)	$6,330,968
2026	12,662,059
2027	12,596,472
2028	12,590,510
2029	12,555,076
Thereafter	52,703,030
Annual amortization of intangible assets	$109,438,115

(1)
This amount represents future amortization for the remaining six months of fiscal year 2025. It does not include any amortization for the six months ended September 30, 2024.

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

The following tables set forth certain financial information utilized by management to evaluate our operating segments for the interim period presented:

	For the Three Months Ended September 30, 2024
			Corporate
			and other
	Ammunition	Marketplace	expenses	Total
Net revenues	$19,436,564	$11,983,021	$-	$31,419,585
Cost of revenues	22,631,014	1,569,312	-	24,200,326
General and administrative expense	3,244,055	2,861,657	10,202,189	16,307,901
Depreciation and amortization	-	3,351,491	23,985	3,375,476
Income/(loss) from Operations	$(6,438,505)	$4,200,561	$(10,226,174)	$(12,464,118)

	For the Six Months Ended September 30, 2024
			Corporate
			and other
	Ammunition	Marketplace	expenses	Total
Net Revenues	$38,108,124	$24,265,011	$-	$62,373,135
Cost of Revenues	42,062,475	3,314,100	-	45,376,575
General and administrative expense	6,621,116	5,674,645	20,815,966	33,111,727
Depreciation and amortization	35,866	6,673,170	48,109	6,757,145
Income/(Loss) from Operations	$(10,611,333)	$8,603,096	$(20,864,075)	$(22,872,312)

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2023
	Ammunition	Marketplace	Corporate and other expenses	Total
Net Revenues	$21,897,670	$12,474,716	$-	$34,372,386
Cost of Revenues	24,247,232	1,848,709	-	26,095,941
General and administrative expense	1,910,228	2,571,482	9,434,886	13,916,596
Depreciation and amortization	126,907	3,244,895	-	3,371,802
Income/(Loss) from Operations	$(4,386,697)	$4,809,630	$(9,434,886)	$(9,011,953)

	For the Six Months Ended September 30, 2023
	Ammunition	Marketplace	Corporate and other expenses	Total
Net Revenues	$42,240,043	$26,386,918	$-	$68,626,961
Cost of Revenues	42,674,014	3,663,783	-	46,337,797
General and administrative expense	5,388,978	4,749,852	16,444,842	26,583,672
Depreciation and amortization	259,009	6,456,836	-	6,715,845
Income/(Loss) from Operations	$(6,081,958)	$11,516,447	$(16,444,842)	$(11,010,353)

NOTE 15 – INCOME TAXES

The income tax provision effective tax rates were zero and (19.3)% for the three and six months ended September 30, 2024, respectively, and 19.8% and 18.5% for the three and six months ended September 30, 2023, respectively. During the three and six months ended September 30, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in valuation allowance. We recorded a full valuation allowance against our U.S. federal and state net deferred tax assets for the three and six months ended September 30, 2024 as we concluded it is more likely than not that the net deferred tax assets will not be realized. During the three and six months ended September 30, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to employee stock awards.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended March 31, 2021, 2022, 2023, and 2024 are subject to audit.

NOTE 16 – RELATED PARTY TRANSACTIONS

Letter of Credit

Effective July 12, 2024, our $1.6 million letter of credit with Northern Trust for collateral for a bond related to a judgment assessed to GunBroker.com was extended until July 26, 2025. Effective July 26, 2024, our $1.6 million certificate of deposit with Northern Trust for security on the letter of credit was extended until July 28, 2025. The term of the certificate of deposit is twelve months and includes interest of approximately 5%. Per the terms of the Merger Agreement, Mr. Urvan is required to pay or be liable for these losses.

Triton Settlement Agreement Payment

On August 8, 2024, the Company paid $8.0 million to the escrow agent in connection with the Triton Settlement Agreement described in the Contingencies section of Note 2.

Gemini Accounts Receivable

Through our acquisition of Gemini, a related party relationship was created through one of our directors,Mr. Steve Urvan, by virtue of his ownership of entities that provided services to Gemini. There was $201,646 included in our accounts receivable at September 30, 2024 from entities owned by Mr. Urvan. For additional information on related party transactions involving Mr. Urvan, please refer to the description of the Triton Settlement Agreement in Note 2.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SUBSEQUENT EVENTS

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Wagenhals Separation Agreement

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are any statements that refer to our estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flow, capital resources, dividends and liquidity; competition; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth, including our plan to expand our e-commerce platform; our ability to attract new customers and retain existing customers; our ability to accurately forecast future revenues and appropriately plan our expenses; our expectations regarding future revenues; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; and the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” "hope" and similar expressions or the negative of such terms or other comparable terminology.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and six months ended September 30, 2024, (ii) the audited consolidated financial statements and notes thereto for the year ended March 31, 2024 included in our Annual Report on Form 10-K/A (as amended, the “Form 10-K/A”) filed with the Securities and Exchange Commission (the “SEC”) on May 20 ,2025 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K/A. Except for certain information as of March 31, 2024, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Holding Company (formerly AMMO, Inc.) and its consolidated subsidiaries.

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

On April 21, 2025 and in connection with the closing of the Transaction, the Company changed its name from “AMMO, Inc.” to “Outdoor Holding Company.” Except as otherwise provided in this Item 2, all references to the Company in this Item 2 refer to the Company and its subsidiaries on a consolidated basis prior to the closing of the Transaction. For additional information regarding the Transaction, see Note 17, "Subsequent Events" of the unaudited condensed consolidated financial statements included in this report.

Overview

AMMO, Inc., owner of the GunBroker Marketplace ("GunBroker" or the "Marketplace"), the largest online marketplace serving the firearms and shooting sports industries, and a producer of high-performance ammunition and premium components began its operations in 2017.

Through our GunBroker Marketplace segment, we allow third-party sellers to list firearms, hunting gear, fishing equipment, outdoor gear, collectibles, and much more on our site. In addition to offering a wide breadth of products, GunBroker helps facilitate the legal transfer of regulated goods by stipulating these purchases be transferred through our network of more than 32,000 local Federal Firearms License holders. This requirement helps our 8.2 million users stay compliant with federal and state laws that govern the sale of firearms and other restricted items. As an online auction and sales platform, GunBroker also affords us a unique analytical view into the total domestic market for the purpose of understanding sales trends at a granular level across the shooting sports industry, with ever-growing data capabilities in associated outdoor segments. Our vision is to continue to expand services under the GunBroker umbrella and to become a valued and trusted partner to those in our industry. Recent expansions we have made to the platform include the following:

•
Recommended Items Feature – Our cart has been augmented with the addition of recommended product suggestions. Items that complement what a buyer has placed in the cart are presented to enhance their shopping experience.
•
Financing – A buyer’s ability to purchase items has been expanded with the addition of financing. Sellers now have the ability to offer financing on purchases to their customers directly within the platform. When coupled with the cart and checkout a buyer can finance an entire basket of items from a seller in one easy transaction.
•
Outdoor Analytics – Has been rebranded from GunBroker Analytics to service the broader industry. We provide insights that help manufacturers, distributors and dealers refine their market strategies based on timely information from the largest outdoor marketplace.
•
Collector’s Elite – To meet the needs of sellers with specialty items GunBroker.com has launched Collector’s Elite Auctions. This elevated experience presents unique, collectible and high value merchandise to buyers looking for curated items outside of the traditional marketplace inventory. We believe a highly competitive fee structure makes Collector’s Elite Auctions an attractive option amongst its peers.

Through our Ammunition segment, we are tailoring our focus of our manufacturing operations to the production of premium pistol and rifle ammunition and supporting industry partners with manufactured components such as premium pistol and rifle brass casings. We will continue to leverage our flagship brands that are proprietary in nature, including STREAK VISUAL AMMUNITION™ , /stelTH/™, Signature-on-Target, and HUNT and extend our product offering with premium rifle lines and brands that complement our technologically innovative heritage. We also continue to ensure dynamic performance under the exacting standards of the United States military complex in support of our cutting-edge developmental ammunition programs as we seek out and effectively execute upon new governmental-based opportunities.

Results of Operations

Our financial results for the three and six months ended September 30, 2024, reflect our transition into our new operational strategic position, focusing on higher brass casing production and sales. We believe that we have hired a strong team of professionals and developed innovative products to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on building profitability through our rifle brass manufacturing.

The following table presents summarized financial information taken from our consolidated statements of operations for the three and six months ended September 30, 2024, compared with the three and six months ended September 30, 2023:

	For the Three Months Ended		For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$31,419,585	$34,372,386	$62,373,135	$68,626,961
Cost of revenues	24,200,326	26,095,941	45,376,575	46,337,797
Gross margin	7,219,259	8,276,445	16,996,560	22,289,164
Operating expenses	19,683,377	17,288,398	39,868,872	33,299,517
Loss from operations	(12,464,118)	(9,011,953)	(22,872,312)	(11,010,353)
Other income (expense)
Other income	36,005	(533,655)	91,715	(44,905)
Loss before provision for income taxes	(12,428,113)	(9,545,608)	(22,780,597)	(11,055,258)
Benefit for income taxes	-	(1,879,641)	4,407,491	(2,085,229)
Net Loss	$(12,428,113)	$(7,665,967)	$(27,188,088)	$(8,970,029)

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

Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Reconciliation of GAAP net income to Adjusted EBITDA
Net loss	$(12,428,113)	$(7,665,967)	$(27,188,088)	$(8,970,029)
Provision for income taxes	-	(1,879,641)	4,407,491	(1,954,649)
Depreciation and amortization	4,734,011	4,661,658	9,438,388	9,293,566
Interest expense, net	166,848	212,314	363,370	416,515
Employee stock awards	1,153,426	1,699,684	2,548,409	2,880,883
Common stock purchase options	33,568	-	74,623	-
Other income (expense), net	(202,853)	321,341	(455,085)	(371,610)
Contingent consideration fair value	232,663	651,875	(19,569)	(41,076)
Acquisition and divestitures	154,228	-	134,242	-
Independent investigation	954,857	-	954,857	-
Other nonrecurring expenses(1)	5,831,284	3,867,692	12,760,296	6,627,418
Adjusted EBITDA	$629,919	$1,868,956	$3,018,934	$7,881,018

(1)
For the three and six months ended September 30, 2024, other nonrecurring expenses consisted of professional and legal fees associated withthe Special Committee Investigation, the SEC Investigation, the Delaware lawsuit, a settlement contingency, and consulting fees associated with investments in manufacturing efficiencies. For the three and six months ended September 30, 2023, other nonrecurring expenses consist of legal fees associated with the SEC Investigation, executive severance costs and penalties and assessments on abatements of excise tax.

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

Non-GAAP financial measures have limitations, should be considered as supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

•
Expense for employee stock awards and options has been, and will continue to be for the foreseeable future, a significant recurring expense and an important part of our compensation strategy;
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

Due to these limitations, you should consider the non-GAAP financial measures alongside other financial performance measures, including our net loss and our other financial results presented in accordance with GAAP.

Net Revenues

The following table presents our revenues by the various categories that comprise our total revenues for the three and six months ended September 30, 2024 and 2023. “Proprietary ammunition” includes those lines of ammunition that we manufacture at our facilities and sell under the brand names “STREAK VISUAL AMMUNITION™” and “/stelTH/™”. We define “standard ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “standard ammunition” includes ammunition that we manufacture at our facilities as well as any completed ammunition that we acquire in the open market for sale to others. Also included in this category is low-cost target pistol and rifle ammunition as well as bulk packaged ammunition that we manufacture using reprocessed brass casings. Ammunition within the standard ammunition product line typically carries much lower gross margins than our proprietary ammunition.

	For the Three Months Ended		For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Proprietary Ammunition	$2,718,987	$1,180,373	$4,078,250	$2,335,174
Standard Ammunition	13,240,925	14,336,216	25,241,216	27,287,444
Ammunition Casings	3,476,652	6,381,081	8,788,657	12,617,425
Marketplace Revenue	11,983,021	12,474,716	24,265,012	26,386,918
Total Revenues	$31,419,585	$34,372,386	$62,373,135	$68,626,961

We experienced an 8.6% and 9.1% decrease in our net revenues for the three and six months ended September 30, 2024, respectively, compared with the three and six months ended September 30, 2023. These decreases were the result of decreased revenue in both of our reporting segments due to changes in market demand, and specifically for our ammunition division, changes in pricing, and sales mix. In addition, our brass customer demand decreased due to a shortage of powder available in the market. We believe that the shift in our operational strategy focusing on higher margin brass casing production and sales negatively impacted our sales in the three and six months ended September 30, 2024, as compared to the three and six months ended September 30, 2023. Our focus on creating profitability is in contrast to revenue growth. In our Marketplace segment, revenue declined in three and six months ended September 30, 2024 compared to the three and six months ended September 30, 2023 due to lower volume partially offset by an increase in the take rate over the prior year periods.

The opening of our manufacturing plant in Manitowoc, WI in August 2022 allows us the ability to increase capacity based upon the needs of the market and through further expansion of our casing and loading lines and allows us to continue to expand distribution into commercial markets, introduce new product lines, and continue to initiate sales to U.S. law enforcement, military, and international markets.

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

Cost of Revenues

Cost of revenues for our Ammunition segment consists of product cost and cost directly and indirectly associated with getting those products to a sellable state. Cost of revenues for our Marketplace segment, consists of costs associated with facilitating transactions on the platform.

Cost of revenues decreased by approximately $1.9 million and $1.0 million to $24.2 million and $45.4 million, respectively, for the three and six months ended September 30, 2024, compared to the three and six months ended September 30, 2023. These decreases were the result of a decrease in net sales as well increases to non-cash depreciation related to increases in production equipment, expensing of increased labor, and overhead used to produce finished product during the three and six months ended September 30, 2024 as compared to the prior year periods.

Gross Margin

Our gross margin percentage, which measures our gross profit as a percentage of sales decreased to 23.0% from 24.1% during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Our gross margin percentage decreased to 27.3% from 32.5% during the six months ended September 30, 2024, as compared to the six months ended September 30, 2023. These decreases were a result of increased cost of materials, labor, and overhead in our Ammunition segment, the impact of which was partially offset by contributions from our marketplace, GunBroker.com, which improved margins period over period by increased fees and services.

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

Operating Expenses

Operating expenses consist of selling and marketing expenses, which include advertising, tradeshows, commissions and marketing expenses, corporate general and administrative expenses, which include legal and professional fees and as well as insurance and rent, employee salaries and related expenses, which include salaries, benefits and stock based compensation as well as depreciation and amortization expenses.

Operating expenses increased by approximately $2.4 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and increased as a percentage of sales to 62.6% for the three months ended September 30, 2024 from 50.2% for the three months ended September 30, 2023. The increase was primarily due to a $3.7 million increase in legal fees associated with the Delaware litigation and professional fees associated with investments in manufacturing efficiencies, partially offset by $0.6 million in an insurance audit refund during the three months ended September 30, 2024.

Operating expenses increased by approximately $6.6 million for the six months ended September 30, 2024, compared to prior period in 2023, and increased as a percentage of sales to 63.9% for the six months ended September 30, 2024 from 48.5% for the six months ended September 30, 2023. The increase was primarily due to a $5.3 million increase in legal fees associated with Delaware litigation and professional fees associated with investments in manufacturing efficiencies and $3.2 million in expenses related to a settlement contingency, partially offset by a $1.3 million decrease due to insurance audit refunds, and a decrease of $0.2 million in bad debt expenses due to increased collection efforts during the six months ended September 30, 2024 compared to the six months ended September 30, 2023.

Other Income

Other income for the three and six months ended September 30, 2024, increased by $0.6 million and $0.1 million, respectively, compared to the three and six months ended September 30, 2023. The increase during the three months ended September 30, 2024, was associated with increased interest income earned on cash and an expense in the three months ended September 30, 2023 related to a prepayment for inventory we were unable to realize which is not included in the current period. The increase during the six months ended September 30, 2024 was a result of increased interest earned on cash.

Interest expense remained relatively constant for the three and six months ended September 30, 2024 compared the three and six months ended September 30, 2023.

Income Taxes

For the three and six months ended September 30, 2024, we recorded a benefit for federal and state income taxes of approximately zero and $4.4 million, respectively. For the three and six months ended September 30, 2023, we recorded a benefit for federal and state income taxes of approximately $1.9 million and $2.0 million, respectively. The change in tax benefit for the three and six months ended September 30, 2024 is a result of recording a full valuation allowance against our deferred tax assets as we concluded it is more likely than not that the net deferred tax assets will not be realized.

Liquidity and Capital Resources

As of September 30, 2024, we had $33.5 million of cash and cash equivalents, a decrease of $22.1 million from March 31, 2024. For the six months ended September 30, 2024, the $22.1 million decrease in cash and cash equivalents is primarily due to $8.0 million related to the settlement with Triton Value Partners, LLC, $5.6 million in legal fees, $2.7 million in unpaid Firearms and Ammunition Excise Tax from the prior fiscal year, $1.9 million in consulting fees related to the improvement of the manufacturing process in rifle brass at our manufacturing facility in Manitowoc, WI, $1.5 million due to the purchase of inventory, a $1.4 million increase in capital expenditures related to acquiring an annealing oven and tooling equipment, and $1.1 million in stock-buybacks.

Working capital is summarized and compared as follows:

	September 30, 2024	March 31, 2024
Current assets	$108,597,011	$131,525,266
Current liabilities	29,750,077	30,975,049
	$78,846,934	$100,550,217

Changes in cash flow are summarized as follows:

Operating Activities

For the six months ended September 30, 2024, net cash used in operations was primarily the result of an increase in inventories due to anticipated increased production in our Manitowoc, WI facility and decreased sales as well as a decrease in accounts payable as the result of a decrease in unpaid invoices, partially offset by a decrease in accounts receivable due to a decrease in sales as well as non-cash depreciation and amortization.

For the six months ended September 30, 2023, net cash provided by operations was primarily the result of non-cash depreciation and amortization, non-cash expense associated with stock awards, a decrease in accounts receivable due to collections on sales made in the prior year and an increase in deposits made for inventories.

Investing Activities

For the six months ended September 30, 2024, net cash used in investing activities consisted of $2.8 million related to purchases of production equipment, and capitalized development costs related to our marketplace, GunBroker.

For the six months ended September 30, 2023, net cash used in investing activities consisted of approximately $2.6 million related to purchases of production equipment for our new manufacturing facility in Manitowoc, WI and capitalized software development costs related to our marketplace, GunBroker.

Financing Activities

For the six months ended September 30, 2024, net cash used in financing activities consisted of $5.9 million under the stock repurchase plan which included shares repurchased related to a settlement contingency, $1.4 million of insurance premium note payments, $1.4 million of Preferred Stock dividends paid, $1.1 million used to repurchase shares of Common Stock pursuant to our repurchase plan, and $0.5 million used in the repurchase of common stock to cover taxes on share awards issued to employees.

For the six months ended September 30, 2023, net cash used in financing activities consisted of $1.9 million used in our common stock repurchase plan, $2.0 million in payments toward our insurance premium note, $1.4 million of dividends paid on Preferred Stock, and the generation of approximately $26.0 million from accounts receivable factoring, which was offset by repayments on the factoring liability of approximately $26.0 million.

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

Leases

We currently lease three locations that are used for our offices, production, and warehousing. As of September 30, 2024, we had $1.8 million of fixed lease payment obligations with $0.7 million payable within the next 12 months. Please refer to Note 9, "Leases" in our financial statements for additional information.

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

We financed a portion of our Manitowoc, WI facility with the Construction Loan. As of September 30, 2024, we expect to make $0.8 million in principal and interest payments within the next 12 months. The principal balance of the Construction Loan will mature on October 14, 2026.

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

We may borrow, repay and re-borrow under the Revolving Loan until December 29, 2026, at which time the commitments will terminate and all outstanding loans, together with all accrued and unpaid interest, must be repaid. If the Revolving Loan is refinanced by another lender prior to December 29, 2026, there is an additional fee payable concurrently with such refinancing based on a percentage (ranging from 1.0% to 3.0%) of the Total Commitment Amount depending on the date of the refinancing. Upon an event of default under the Sunflower Agreement, all obligations under the Sunflower Agreement will bear interest at a rate equal to three percentage points above the interest rate applicable immediately prior to the occurrence of the event of default.

As of September 30, 2024, we did not have an outstanding balance on the Revolving Loan.

Off-Balance Sheet Arrangements

As of September 30, 2024 and March 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the market risks disclosed under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report on Form 10-K for the year ended March 31, 2024 filed with the SEC on June 13, 2024 and is hereby incorporated by reference.

ITEM 4. CONTROLS AND PROCEDURES

Background and Results of Special Committee Investigation

As described in additional detail in the Explanatory Note to the Form 10-K/A, in September 2024, a Special Committee of the Board of Directors initiated an independent investigation of certain matters impacting the Company's accounting procedures, disclosure controls and internal controls during prior periods. The investigation was undertaken through independent legal counsel, who received assistance from outside consultants. During the course of the investigation, the Special Committee discovered accounting and financial reporting errors that required restatement resulting primarily from (i) inaccurate valuation of, and accounting for, share-based compensation awards to employees, non-employee directors and other service providers, and shares issued in exchange for goods and services, (ii) inappropriate capitalization of certain share issuance costs and (iii) inappropriate accounting for certain convertible notes and warrants issued by the Company. During the course of the investigation, the Special Committee also found that the Company had not properly disclosed certain executive officers, related party transactions and executive compensation.

Based on the results of the independent investigation, our review of our financial records, and other work completed by our management, the Special Committee concluded that there were material misstatements in the consolidated financial statements as of and for the fiscal years ended March 31, 2024, 2023 and 2022. Accordingly, the Board of Directors and management concluded that our consolidated financial statements for these periods should no longer be relied upon and that such financial statements required restatement. The restated consolidated financial statements as of and for the fiscal years ended March 31, 2024, 2023 and 2022 were provided in the Form 10-K/A.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(c) and 15d-15(e) under the Exchange Act, as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2024 due to the material weaknesses previously identified and disclosed in the Form 10-K/A and listed below.

Material Weaknesses and Management’s Remediation Plan

Management determined that the previously disclosed material weaknesses in its internal control over financial reporting processes that involve the control environment, information and communication, monitoring activities, and control activities components of the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) continue to exist at September 30, 2024, and specifically include:

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

Control Environment, Information and Communication, and Monitoring Activities:

•
Executive Communications to Reinforce Compliance – The Company’s CEO and other executives, at the direction of the Board of Directors, continue to reinforce the importance of adherence to the Company’s policies and procedures regarding ethics and compliance and the importance of identifying misconduct and raising and communicating concerns. This reinforcement has occurred through email and employee newsletter communications, staff meetings, remarks given to senior management, as well as other employee forums, including mandatory ethics training.
•
Organizational Enhancements – The Company continues to implement several organizational enhancements, as follows: (i) the identification and hiring of a Chief Financial Officer, who brings extensive knowledge across finance, strategy, and transformation; (ii)the identification and hiring of a Vice President of Accounting and External Reporting, who has the responsibility and authority to ensure that GAAP and accounting for complex or non-routine transactions that require specialized accounting are appropriately applied corporate-wide (iii) the enhancement of the Company’s organizational structure over all finance functions and an increase in the Company’s accounting personnel with the requisite knowledge, experience, and training in GAAP to ensure that a formalized process for determining, documenting, communicating, implementing and monitoring controls over the period-end financial close and reporting processes is maintained and proper segregation exists between the preparer and reviewer for select transactions, and (iv) enhancement of accounting policies and procedures related to journal entries, invoice approval, account reconciliations and variance thresholds.
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
•
Related Party Transaction Policy – The Company began applying a new Related Party Transactions Policy to proactively identify transactions and improve disclosures. Guidance is provided by new corporate disclosure counsel with review/approval by the Audit Committee.
•
Perquisites Policy – The Company began applying the principles of an informal new perquisites policy that was implemented to better define its perquisites disclosure requirements, perquisite identification, training, and employee compliance requirements.
•
Establishment of Disclosure Committee - In June 2024, the company established a formal disclosure committee that includes key members of management that have responsibility for disclosure information necessary for periodic reports filed with the SEC. Going forward, this committee will meet on an as-needed basis as well as prior to the Audit Committee meeting in which the Form 10-K, Form 10-Q or other relevant Exchange Act document will be approved by the Audit Committee and Board of Directors and will conduct follow-up meetings, as necessary. The meetings covered all significant events from the period being reported upon and supporting information. A charter was created governing the conduct of this committee, a formal agenda was distributed prior to each meeting, and minutes were be maintained for each meeting.

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

Changes in Internal Control over Financial Reporting

Other than the changes described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act in Rule 13a-15(c) and 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the filing of this report, we continue to implement the changes and remediation plan described above.

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

On April 30, 2023, director and stockholder Steve Urvan filed suit in the Delaware Court of Chancery (the “Delaware Court”) against the Company, and certain Company directors, former directors, employees, former employees and consultants. Urvan’s claims include fraudulent inducement, unjust enrichment and violations of the Arizona Securities Act. The suit seeks a court order for partial rescission of the Company’s acquisition of GunBroker.com in April 2021 and compensatory damages of not less than $140 million. On August 1, 2023, the Company filed a separate lawsuit against Urvan in the Delaware Court alleging, among other things, that Urvan committed fraud in connection with the sale of GunBroker to the Company, and that Urvan breached his indemnification obligations to the Company after the sale. The Company timely responded to the Urvan complaint by filing a motion to dismiss. On September 11, 2023, the Delaware Court consolidated the Company’s lawsuit against Urvan with Urvan’s lawsuit against the Company and the individual defendants. On September 18, 2023, the Company filed an amended complaint that added a claim against Urvan for breach of the Arizona Securities Act. Urvan moved to dismiss the Company’s complaint in full. On December 18, 2023, the Delaware Court heard argument on the parties’ motions to dismiss in the consolidated action. On February 27, 2024, the Delaware Court issued an opinion resolving all pending motions to dismiss. The Delaware Court dismissed Urvan’s aiding and abetting claims against the individual defendants, but it declined to dismiss Urvan’s other claims against the individuals and declined to dismiss Urvan’s claims against the Company. The Delaware Court rejected Urvan’s motion to dismiss the Company’s claims against him in its entirety. The Delaware Court scheduled the matter for a five-day trial in April 2026.

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a Gunbroker.com for breach of contract (the “MN Action”). In the MN Action, DCP alleged that GunBroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleged $100 million in damages. On February 7, 2024, GunBroker.com removed the MN Action to the United States District Court for the District of Minnesota (Case No. 24-CV-00373-DWF-DTS) ("Federal Action"). On February 14, 2024, GunBroker.com moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”). The court denied the motion, after which GunBroker filed and Answer and counterclaims against DCP and certain individuals. GunBroker denies the allegations in the Federal Action and plans to vigorously defend against DCP's claims. As of September 30, 2024, the parties have exchanged initial disclosures and are engaged in fact discovery. Pursuant to the scheduling order, the matter is tentatively scheduled for trial in November of 2025.

ITEM 1A. RISK FACTORS

There were no material changes to the “Risk Factors” disclosed in Part I, Item 1A of the Form 10-K/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Common Stock

On February 8, 2022, we announced that the Board of Directors authorized a share repurchase program for up to $30.0 million of our outstanding Common Stock. On March 28, 2023, we announced that the Board of Directors authorized the extension of our repurchase program until February 2024. On February 6, 2024, the Board of Directors authorized the extension of our repurchase program until February 2025.

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

The following table summarizes our share repurchases under our repurchase program for the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Programs
July 1, 2024 - July 31, 2024	-	$-	-	$-
August 1, 2024 - August 31, 2024	-		-	-
September 1, 2024 - September 30, 2024	2,857,143	1.68	2,857,143	-
Total	2,857,143	$1.68	2,857,143	$21,429,813

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

2.2+

Asset Purchase Agreement, dated January 20, 2025, by and among AMMO Technologies, Inc., Enlight Group II, LLC, Firelight Group I, LLC, AMMO, Inc. and Olin Winchester, LLC, as amended (Incorporated by Reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 18, 2025).

2.3

First Amendment to the Asset Purchase Agreement, dated April 18, 2025 by and among AMMO Technologies, Inc., Enlight Group II, LLC, Firelight Group I, LLC, AMMO, Inc. and Olin Winchester, LLC (Incorporated by Reference to Exhibit 2.2 to the Current Report on Form 8-K filed on April 18, 2025.

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

4.1	Compilation of JSC Agreements dated November 4, 2020 (Incorporated by Reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 13, 2020).
4.2	Form of Underwriters’ Warrant Agreement issued December 3, 2020 (Incorporated by Reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2020).
4.3	Purchase Warrant Issued to Eugene Webb, issued on December 21, 2020 (Incorporated by Reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-3 filed on August 20,2021).
4.4	Purchase Warrant Issued to Eugene Webb, issued on February 17, 2021 (Incorporated by Reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-3 filed on August 20, 2021).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jared R. Smith.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul J. Kasowski.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jared R. Smith.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul J. Kasowski.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed Herewith.

** The certifications attached as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Outdoor Holding Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

+ Portions of Exhibit 2.2 have been redacted in accordance with Item 601(b)(2)(ii) of Regulation S-K and certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Holding Company

	By:	/s/ Jared R. Smith
Dated: May 20, 2025		Jared R. Smith, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul J. Kasowski
Dated: May 20, 2025		Paul J. Kasowski, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)