Form 10-Q
period 2024-12-31
Outdoor Holding Co
filed 2025-05-20
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

PART I

ITEM 1. FINANCIAL STATEMENTS

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$31,921,690	$55,586,441
Accounts receivable, net	16,961,800	28,221,321
Inventories	47,207,283	45,563,334
Prepaid expenses	2,734,319	2,154,170
Total Current Assets	98,825,092	131,525,266

Equipment, net	57,432,142	58,082,040

Other Assets:
Deposits	399,910	349,278
Patents, net	4,350,444	4,756,006
Other intangible assets, net	101,922,126	111,049,067
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	1,588,871	2,000,093
Deferred income tax asset	-	4,407,491
TOTAL ASSETS	$355,388,679	$403,039,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$21,521,364	$23,156,495
Accrued liabilities	19,796,290	7,065,444
Current portion of operating lease liability	522,884	479,651
Current portion of construction note payable	281,947	273,459
Insurance premium note payable	233,001	-
Total Current Liabilities	42,355,486	30,975,049

Long-term Liabilities:
Contingent consideration payable	40,032	59,838
Income tax payable	1,609,520	1,609,520
Construction note payable, net of unamortized issuance costs	10,605,998	10,735,241
Operating lease liability, net of current portion	1,158,033	1,609,836
Total Liabilities	55,769,069	44,989,484

Shareholders' Equity:
Series A cumulative perpetual preferred stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized 118,437,746 and 120,531,507 shares issued and 116,507,843 and 119,181,067 outstanding at December 31, 2024 and March 31, 2024, respectively	116,508	119,181
Additional paid-in capital	433,646,783	430,525,824
Accumulated deficit	(125,579,680)	(69,923,398)
Treasury Stock	(8,565,401)	(2,673,156)
Total Shareholders' Equity	299,619,610	358,049,851
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$355,388,679	$403,039,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023

Net Revenues
Ammunition sales(1)	$12,328,368	$17,322,967	$41,647,834	$46,945,585
Marketplace revenue	12,521,867	13,985,034	36,786,879	40,371,952
Casing sales	4,337,267	4,698,463	13,125,924	17,315,888
	29,187,502	36,006,464	91,560,637	104,633,425

Cost of Revenues	21,390,009	25,107,909	66,766,584	71,445,706
Gross Profit	7,797,493	10,898,555	24,794,053	33,187,719

Operating Expenses
Selling and marketing	175,957	236,565	922,466	822,098
Corporate general and administrative	25,977,011	5,803,255	47,783,353	21,606,442
Employee salaries and related expenses	4,352,837	4,034,076	14,911,713	14,229,028
Depreciation and amortization expense	3,410,758	3,401,156	10,167,903	10,117,001
Total operating expenses	33,916,563	13,475,052	73,785,435	46,774,569
Loss from Operations	(26,119,070)	(2,576,497)	(48,991,382)	(13,586,850)

Other Expenses
Other income	161,705	4,576	616,790	376,186
Interest expense	(171,417)	(193,046)	(534,787)	(609,561)
Total other expense, net	(9,712)	(188,470)	82,003	(233,375)

Loss before Income Taxes	(26,128,782)	(2,764,967)	(48,909,379)	(13,820,225)

Provision for Income Taxes	-	(359,189)	4,407,491	(2,444,418)

Net Loss	(26,128,782)	(2,405,778)	(53,316,870)	(11,375,807)

Preferred Stock Dividend	(782,640)	(782,639)	(2,339,411)	(2,339,410)

Net Loss Attributable to Common Stock Shareholders	$(26,911,422)	$(3,188,417)	$(55,656,281)	$(13,715,217)

Net Loss per share
Basic	$(0.23)	$(0.03)	$(0.47)	$(0.12)
Diluted	$(0.23)	$(0.03)	$(0.47)	$(0.12)

Weighted average number of shares outstanding
Basic	116,214,522	118,447,154	118,012,373	118,110,943
Diluted	116,214,522	118,447,154	118,012,373	118,110,943

(1)
Included in revenue for the three and nine months ended December 31, 2024 are excise taxes of $1,141,259 and $3,795,459, respectively. Included in revenue for the three and nine months ended December 31, 2023 are excise taxes of $1,498,429 and $3,958,391, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total
Balance as of March 31, 2024	1,400,000	$1,400	119,181,067	$119,181	$430,525,824	$(69,923,398)	$(2,673,156)	$358,049,851

Employee stock awards	-	-	360,833	361	1,394,622	-	-	1,394,983
Common stock purchase options	-	-	-	-	41,055	-	-	41,055
Repurchase of common shares (1)	-	-	(205,704)	(206)	(365,959)	-	-	(366,165)
Preferred stock dividends declared	-	-	-	-	-	(638,022)	-	(638,022)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,111)	-	(136,111)
Net loss	-	-	-	-	-	(14,759,975)	-	(14,759,975)
Treasury shares purchased	-	-	(579,463)	(579)	-	-	(1,095,101)	(1,095,680)
Balance as of June 30, 2024	1,400,000	$1,400	118,756,733	$118,757	$431,595,542	$(85,457,506)	$(3,768,257)	$342,489,936

Employee stock awards	-	-	369,583	370	1,153,056	-	-	1,153,426
Common stock purchase options	-	-	-	-	33,568	-	-	33,568
Repurchase of common shares (1)	-	-	(66,082)	(66)	(94,432)	-	-	(94,498)
Preferred stock dividends declared	-	-	-	-	-	(646,529)	-	(646,529)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,111)	-	(136,111)
Net loss	-	-	-	-	-	(12,428,113)	-	(12,428,113)
Treasury shares purchased	-	-	(2,857,143)	(2,858)	-	-	(4,797,144)	(4,800,002)
Balance as of September 30, 2024	1,400,000	$1,400	116,203,091	$116,203	$432,687,734	$(98,668,259)	$(8,565,401)	$325,571,677

Employee stock awards	-	-	365,833	366	1,012,718	-	-	1,013,084
Common stock purchase options	-	-	-	-	27,330	-	-	27,330
Repurchase of common shares (1)	-	-	(61,081)	(61)	(80,999)	-	-	(81,060)
Preferred stock dividends declared	-	-	-	-	-	(638,021)	-	(638,021)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,618)	-	(144,618)
Net loss	-	-	-	-	-	(26,128,782)	-	(26,128,782)
Balance as of December 31, 2024	1,400,000	$1,400	116,507,843	$116,508	$433,646,783	$(125,579,680)	$(8,565,401)	$299,619,610
(1)
The Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on common shares.

(continued)

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total
Balance as of March 31, 2023	1,400,000	$1,400	118,294,478	$118,294	$424,739,847	$(50,216,248)	$(522,158)	$374,121,135

Employee stock awards	-	-	390,111	391	1,180,808	-	-	1,181,199
Preferred stock dividends declared	-	-	-	-	-	(638,038)	-	(638,038)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,093)	-	(136,093)
Net loss	-	-	-	-	-	(1,304,062)	-	(1,304,062)
Treasury shares purchased	-	-	(738,831)	(739)	-	-	(1,456,005)	(1,456,744)
Balance as of June 30, 2023	1,400,000	1,400	117,945,758	117,946	425,920,655	(52,294,441)	(1,978,163)	371,767,397

Employee stock awards	-	-	712,783	713	1,698,971	-	-	1,699,684
Preferred stock dividends declared	-	-	-	-	-	(646,545)	-	(646,545)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,094)	-	(136,094)
Net loss	-	-	-	-	-	(7,665,967)	-	(7,665,967)
Treasury shares purchased	-	-	(197,798)	(198)	-	-	(398,627)	(398,825)
Balance as of September 30, 2023	1,400,000	$1,400	118,460,743	$118,461	$427,619,626	$(60,743,047)	$(2,376,790)	$364,619,650

Employee stock awards	-	-	328,333	328	1,381,444	-	-	1,381,772
Common stock purchase options	-	-	-	-	380,045	-	-	380,045
Preferred stock dividends declared	-	-	-	-	-	(638,021)	-	(638,021)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,618)	-	(144,618)
Net loss	-	-	-	-	-	(2,405,778)	-	(2,405,778)
Treasury shares purchased	-	-	(145,483)	(145)	-	-	(296,366)	(296,511)
Balance as of December 31, 2023	1,400,000	$1,400	118,643,593	$118,644	$429,381,115	$(63,931,464)	$(2,673,156)	$362,896,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended December 31,
	2024	2023
Cash flow from operating activities:
Net Loss	$(53,316,870)	$(11,375,807)
Adjustments to reconcile net loss to net cash provided by/(used in) operations:
Depreciation and amortization	14,242,880	14,082,679
Debt discount amortization	62,440	62,440
Employee stock awards	3,561,491	4,262,655
Common stock purchase options	101,953	380,045
Contingent consideration payable fair value	(19,806)	(60,298)
Allowance for credit losses	603,674	1,117,565
Reduction in right of use asset	411,222	362,402
Valuation allowance	17,432,547	-
Deferred income taxes	(13,025,056)	(2,448,481)
Changes in Current Assets and Liabilities
Accounts receivable	10,655,847	7,107,365
Inventories	(1,643,949)	4,842,087
Prepaid expenses	1,822,287	2,474,001
Deposits	(50,632)	4,763,015
Accounts payable	(1,635,131)	1,066,741
Accrued liabilities	12,586,227	2,071,142
Operating lease liability	(408,570)	(388,261)
Net cash provided by/(used in) operating activities	(8,619,446)	28,319,290

Cash flow from investing activities:
Purchase of property, plant, and equipment	(4,060,480)	(5,562,283)
Net cash used in investing activities	(4,060,480)	(5,562,283)

Cash flow from financing activities:
Proceeds from factoring liability	-	37,252,869
Payments on factoring liability	-	(37,252,869)
Payments on insurance premium note payment	(2,169,435)	(3,001,805)
Payments on construction note payable	(183,195)	(181,639)
Payments on note payable - related party	-	(180,850)
Preferred stock dividends paid	(2,194,793)	(2,194,792)
Repurchase of common shares	(541,720)	(2,152,080)
Common stock repurchase plan	(5,895,682)	-
Net cash used in financing activities	(10,984,825)	(7,711,166)

Net increase/(decrease) in cash	(23,664,751)	15,045,841
Restricted cash, beginning of period	-	500,000
Cash, beginning of period	55,586,441	39,134,027
Cash and restricted cash, end of period	$31,921,690	$54,679,868
Restricted cash, end of period	$-	$-
Cash, end of period	$31,921,690	$54,679,868

(Continued)

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended December 31,
	2024	2023
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$534,787	$548,118
Taxes	$-	$-

Non-cash investing and financing activities:
Insurance premium note payment	$2,402,436	$1,056,199
Dividends accumulated on preferred stock	$144,618	$144,618
Operating lease liability	$-	$1,214,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

AMMO Inc. is a conglomerate of two premium positions in the shooting sports industry. AMMO Inc. started in ammunition manufacturing and broadened its portfolio with the acquisition of GunBroker.com (“GunBroker”) in 2021. GunBroker is an e-commerce marketplace (the “Marketplace”) that connects buyers and sellers with new/used firearms and ancillary gear and components for the outdoor community. Together, these two operating segments position AMMO Inc. as a key force in both ammunition production and online firearm commerce.

The Company changed its name from AMMO, Inc. to Outdoor Holding Company on April 21, 2025. Unless the context otherwise requires, all references to "AMMO, Inc.," "Ammo," the "Company," "we," "us," "our" and similar terms refer to AMMO, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related disclosures contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, as amended on July 29, 2024 and as further amended on May 20 ,2025 (as amended, the "Form 10-K/A"). The results for the three and nine months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flow and changes in stockholders’ equity of the Company for the interim periods presented.

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

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs, or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flow. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization in the year ended March 31, 2024, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Through our analysis we determined our stock price and market capitalization decline was not indicative of a decrease in the fair value of our Marketplace segment and a fair value calculation using the discounted cash flow was more appropriate due to the operational performance of the reporting segment. Accordingly, the impairment of goodwill was not warranted for the year ended March 31, 2024. As of December 31, 2024, the Company had a goodwill carrying value of $90,870,094, all of which was assigned to the Marketplace segment. However, due to declines in the value of the Company's common stock and market capitalization, it is possible that the book values of our Marketplace segment could exceed its fair value, which may result in the recognition of a material, noncash impairment of goodwill for the year ending March 31, 2025.

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable represents amounts due from customers for products sold and include an allowance for estimated credit losses which is estimated based on the collectability and age of the accounts receivable balances and categorization of customers with similar financial condition. At December 31, 2024 and March 31, 2024, we reserved $3,978,122 and $3,666,078, respectively, of allowance for credit losses.

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

Under the terms of the Exclusive License Agreement, the Company is obligated to pay a quarterly royalty to the patent holder, based on a $0.01 per unit basis for each round of ammunition sold that incorporates this patented technology through October 29, 2028. For the three months ended December 31, 2024 and 2023, the Company recognized royalty expenses of $13,098 and $2,714, respectively under this agreement. For the nine months ended December 31, 2024 and 2023, the Company recognized royalty expenses of $18,598 and $10,384, respectively under this agreement.

In August 2018, we applied for additional patent coverage for the manufacturing methods or application of the Hybrid Luminescence Ammunition Technology on a variety of projectile and ammunition types. The costs of filing this patent were expensed.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 5, 2018, we completed the acquisition of SW Kenetics, Inc. ("SWK"). ATI acquired all of the assets and assumed all of the liabilities of SWK. The primary asset of SWK was a pending patent for modular projectiles. All rights to patent pending applications were assigned and transferred to ATI pursuant to an intellectual property rights agreement on September 27, 2018.

We intend to continue building our patent portfolio to protect our proprietary technologies and processes and will file new applications where appropriate to preserve our rights to manufacture and sell our branded lines of ammunition.

Other Intangible Assets

On March 15, 2019, Enlight Group II, LLC d/b/a Jagemann Munition Components, a wholly owned subsidiary of the Company, completed its acquisition of assets of Jagemann Stamping Company’s ammunition casing manufacturing and sales operations pursuant to the terms of an amended and restated asset purchase agreement (See Note 13 – Goodwill and Intangible Assets). The intangible assets acquired include a trade name, customer relationships, and intellectual property.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flow. If the total of the future cash flow is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three and nine months ended December 31, 2024 and 2023.

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

The Company’s customers that comprised more than 10% of total revenues for the three and nine months ended December 31, 2024, or more than 10% of accounts receivable as of December 31, 2024 or March 31, 2024, were as follows:

	Revenues at December 31, 2024		Accounts Receivable
PERCENTAGES	Three Months Ended	Nine Months Ended	December 31, 2024	March 31, 2024
Customers:
A	-	-	-	11.8%
	-	-	-	11.8%

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

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Ammunition Sales(1)	$12,328,368	$17,322,967	$41,647,834	$46,945,585
Marketplace Revenue	12,521,867	13,985,034	36,786,879	40,371,952
Casings Sales	4,337,267	4,698,463	13,125,924	17,315,888
Total Revenue	$29,187,502	$36,006,464	$91,560,637	$104,633,425

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)
Included in revenue for the three and nine months ended December 31, 2024 are excise taxes of $1,141,259 and $3,795,459, respectively. Included in revenue for the three and nine months ended December 31, 2023 are excise taxes of $1,498,429 and $3,958,391, respectively.

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

Contract Liabilities

Our contract liabilities consist of unearned revenue, which represents upfront payments received from customers for product to be delivered at a future date. Contract liabilities are classified as current or long-term based on the timing of contract obligation. As of December 31, 2024 and March 31, 2024, the Company had unearned revenue of $1.8 million, which is included in accrued liabilities on the condensed consolidated balance sheet.

Advertising Costs

We expense advertising costs under our Ammunition segment as they are incurred in selling and marketing expenses of operating expenses. Marketplace segment advertising costs are expensed as they are incurred in cost of revenues. We incurred advertising expenses under our Ammunition segment of $31,964 and $297,166 for the three months ended December 31, 2024 and 2023, respectively, recognized in selling and marketing expenses and $90,648 and $211,511 of Marketplace segment advertising expenses recognized in cost of revenues for the three months ended December 31, 2024 and 2023, respectively. We incurred advertising expenses under our Ammunition segment of $343,581 and $850,001 for the nine months ended December 31, 2024 and 2023, respectively, recognized in selling and marketing expenses and $293,335 and $560,682 of Marketplace segment advertising expenses recognized in cost of revenues for the nine months ended December 31, 2024 and 2023, respectively.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Excise Tax

As a result of regulations imposed by the Federal Government for sales of ammunition to non-government U.S. entities, we charge and collect an 11% excise tax for all products sold into these channels. During the three and nine months ended December 31, 2024, we recognized approximately $1.1 million and $3.8 million, respectively in excise taxes. During the three and nine months ended December 31, 2023, we recognized approximately $1.5 million and $4.0 million, respectively in excise taxes. For ease in selling to commercial markets, excise tax is included in our unit price for the products sold. We record this through net sales and expense the offsetting tax expense to cost of revenues on our condensed consolidated statement of operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable, amounts due to related parties, and the construction note payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”), which requires the recognition of the cost of employee, director and non-employee services received in exchange for an award of equity over the period the employee, director or non-employee is required to perform the services in exchange for the award. Stock-based compensation is measured based on the grant-date fair value of the award. Stock-based compensation is recognized on a straight line basis over the vesting periods and forfeitures are recognized in the periods they occur. There were 365,833 and 1,096,249 shares of common stock issued to employees, and members of the Board of Directors for services during the three and nine months ended December 31, 2024, respectively. There were 328,333 and 1,431,227 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services during the three and nine months ended December 31, 2023, respectively.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2024, our bank account balances exceeded federally insured limits, however, we have not incurred losses related to these deposits.

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

OUTDOOR HOLDING COMPANY

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – LOSS PER COMMON SHARE

We calculate basic loss per share using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), the exercise of warrants (using the if-converted method) and the vesting of stock awards.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(26,128,782)	$(2,405,778)	$(53,316,870)	$(11,375,807)
Less: Preferred stock dividends	(782,640)	(782,639)	(2,339,411)	(2,339,410)
Net loss attributable to common stock holders	$(26,911,422)	$(3,188,417)	$(55,656,281)	$(13,715,217)

Denominator:
Weighted average shares of common stock - basic	116,214,522	118,447,154	118,012,373	118,110,943
Effect of dilutive common stock purchase warrants	-	-	-	-
Effect of dilutive contingently issuable common stock	-	-	-	-
Effect of dilutive equity incentive awards	-	-	-	-
Weighted average shares of common stock – Diluted	116,214,522	118,447,154	118,012,373	118,110,943

Basic earnings per share:
Loss per share attributable to common stockholders - basic	$(0.23)	$(0.03)	$(0.47)	$(0.12)

Diluted earnings per share:
Loss per share attributable to common stockholders - diluted	$(0.23)	$(0.03)	$(0.47)	$(0.12)

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Common stock options	250,000	150,000	199,750	150,000
Non-vested stock awards	509,086	1,573,858	552,149	1,573,858
Warrants	1,721,296	2,356,336	1,738,212	2,356,336
Total shares excluded from net loss per share attributable to common stockholders	2,480,382	4,080,194	2,490,111	4,080,194

NOTE 4 – INVENTORIES

At December 31, 2024 and March 31, 2024, the inventory balances were composed of:

	December 31, 2024	March 31, 2024
Finished product	$14,446,258	$11,055,061
Raw materials	21,444,108	24,158,244
Work in process	11,316,917	10,350,029
Inventory net	$47,207,283	$45,563,334

NOTE 5 – DUE FROM RELATED PARTIES

As a result of the contingency recognized for the Triton Settlement Agreement described in the Contingencies section of Note 2, we had recorded a receivable of $4,800,000. During the nine months ended December 31, 2024, we recognized the value of shares returned to the Company in lieu of the settlement payment. As of December 31, 2024, Mr. Urvan transferred the shares to the Company and they have been reclassified to treasury stock. As described in Note 2, Mr. Urvan is a director and shareholder of the Company. Please refer to the description of the Triton Settlement Agreement in Note 2 for additional information.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2024 and March 31, 2024:

	December 31, 2024	March 31, 2024
Leasehold Improvements	$257,009	$257,009
Building	29,250,045	29,143,445
Furniture and Fixtures	450,432	439,990
Vehicles	102,948	153,254
Equipment	50,461,818	45,467,137
Tooling	143,710	143,710
Construction in Progress	1,754,998	2,785,616
Total property and equipment	$82,420,960	$78,390,161
Less accumulated depreciation	(24,988,818)	(20,308,121)
Net property and equipment	$57,432,142	$58,082,040

Depreciation expense for the three and nine months ended December 31, 2024 totaled $1,638,947 and $4,710,378, respectively. Of these totals $1,258,349 and $3,669,416 were included in cost of revenues for the three and nine months ended December 31, 2024, respectively. Additionally, $380,598 and $1,040,962 were included in depreciation and amortization expenses in operating expenses for the three and nine months ended December 31, 2024, respectively. Depreciation expense for the three and nine months ended December 31, 2023 totaled $1,486,889 and $4,246,935, respectively. Of these totals $1,229,128 and $3,560,117 were included in cost of revenues for the three and nine months ended December 31, 2023, respectively. Additionally, $257,761 and $686,818 were included in depreciation and amortization expenses in operating expenses for the three and nine months ended December 31, 2023, respectively.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACCRUED LIABILITIES

At December 31, 2024 and March 31, 2024, accrued liabilities were as follows:

	December 31, 2024	March 31, 2024
Accrued federal excise tax	$225,263	$1,145,937
Accrued bonus program	3,285,149	1,185,877
Accrued professional fees	2,721,830	1,134,368
Accrued payroll	1,557,938	964,661
Other accruals	621,042	417,496
Income taxes payable	394,065	394,133
Contingent liability	10,991,003
Unearned revenue	-	1,822,972
Accrued liabilities	$19,796,290	$7,065,444

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

NOTE 9 – LEASES

We lease office, manufacturing, and warehouse space in Scottsdale, AZ, Atlanta and Marietta, GA, and Manitowoc, WI under contracts we classify as operating leases. None of our leases are financing leases. The Scottsdale lease had been extended through 2029 and does not include a renewal option. We terminated our lease agreement in Marietta during the year ended March 31, 2024, which decreased our right of use asset and operating lease liabilities on our condensed consolidated balance sheet by $38,185.

Consolidated lease expense for the three months ended December 31, 2024 was $160,629 including $163,266 of operating lease expense and a credit of $2,637 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Consolidated lease expense for the three months ended December 31, 2023 was $161,272 including $162,264 of operating lease expense and a reduction of $992 of other lease associated expenses such as association dues, taxes, utilities and other month to month rentals.

Consolidated lease expense for the nine months ended December 31, 2024 was $495,342, including $487,099 of operating lease expense and $8,244 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Consolidated lease expense for the nine months ended December 31, 2023 was $502,889, including $477,065 of operating lease expense and $25,824 of other lease associated expenses such as association dues, taxes, utilities and other month to month rentals.

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.3 years and 10.0%, respectively.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancellable leases as of December 31, 2024, are as follows:

Years Ended March 31,
2025(1)	$166,321
2026	650,195
2027	564,681
2028	360,055
2029	242,595
Total Lease Payments	1,983,847
Less: Amount Representing Interest	(302,930)
Present value of lease liabilities	$1,680,917
(1)
This amount represents future lease payments for the remaining three months of fiscal year 2025. It does not include any lease payments for the nine months ended December 31, 2024.

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

During the year ended March 31, 2023, approximately $11.2 million of Construction Loan funds were advanced, including $1.0 million of cash collateral or restricted cash as security for the Construction Loan. We made $183,195 and $181,639 in principal payments for the nine months ended December 31, 2024 and December 31, 2023, respectively. The restricted cash can be released per the terms documented in the Hiawatha Loan Agreement. During the year ended March 31, 2023, $500,000 of restricted cash was released with $500,000 remaining restricted. During the year ended March 31, 2024, the remaining $500,000 of restricted cash was released, resulting in a zero balance for restricted cash as of March 31, 2024.

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

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2024	May 31, 2024	March 15, 2024 - June 14, 2024	June 17, 2024	$782,634	$0.55902778
August 15, 2024	August 31, 2024	June 15, 2024 - September 14, 2024	September 15, 2024	$782,639	$0.55902778
November 15, 2024	November 30, 2024	September 15, 2024 - December 14, 2024	December 15, 2024	$782,639	$0.55902778

Preferred dividends accumulated as of December 31, 2024, were $144,618.

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2023	May 31, 2023	March 15, 2023 - June 14, 2023	June 15, 2023	$782,639	$0.55902778
August 15, 2023	August 31, 2023	June 15, 2025 - September 14, 2023	September 15, 2023	$782,639	$0.55902778
November 15, 2023	November 30, 2023	September 15, 2023 - December 14, 2023	December 15, 2023	$774,132	$0.55295140

Preferred dividends accumulated as of December 31, 2023, were $144,618.

NOTE 12 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

2017 Equity Incentive Plan

In October 2017, the Board of Directors approved the 2017 Equity Incentive Plan ("2017 Plan"). Our 2017 Plan initially permitted the issuance of equity-based instruments covering up to a total of 485,000 shares of common stock. The Board of Directors and our stockholders approved an increase of 4,515,000 shares in October 2020 an additional increase of 1,000,000 shares in March 2023, and an additional increase of 3,000,000 shares in February 2024, bringing the total shares issuable under the 2017 Plan to 9,000,000. As of December 31, 2024, there were 2,400,148 shares available to issue under the 2017 Plan.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

At December 31, 2024, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2024	1,808,830	$2.04	1.18
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(87,574)	2.35	-
Outstanding at December 31, 2024	1,721,256	$2.03	0.37
Exercisable at December 31, 2024	1,721,256	$2.03	0.37

As of December 31, 2024, we had 1,721,256 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.01 per share until December 2026; (2) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (3) warrants to purchase 1,234,034 shares of our Common Stock at an exercise price of $2.00 per share consisting of 1% of the warrants that expired on August 2024, and 99% until February 2026; and (4) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025.

Options Granted

During the year ended March 31, 2023, we granted stock options (“Options”) to purchase 400,000 shares of our Common Stock to our Chief Executive Officer, of which (i) 100,000 Options vested on July 24, 2023, and (ii) 300,000 Options shall vest in equal quarterly installments of 25,000 over three years beginning on September 30, 2023. The Options shall (a) be exercisable at an exercise price per share equal to the closing market price of the Company’s common stock on the date of the grant, (b) have a term of ten years, and (c) be on such other terms as shall be determined by the Board of Directors (or the Compensation Committee of the Board of Directors) and set forth in a customary form of stock option agreement under the 2017 Plan. We recognized $27,330 and $101,953 in expense related to the Options for the three and nine months ended December 31, 2024, respectively.

The following is a summary of our stock option activity during the nine months ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Outstanding, April 1, 2024	400,000	$2.08	$1.50	9.32
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled/Forfeited	-	-	-	-
Outstanding, December 31, 2024	400,000	$2.08	$1.50	9.07

As of December 31, 2024, there was $70,710 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average vesting period of approximately 1.50 years.

Stock Awards

A summary of stock award activity for the nine months ended December 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at April 1, 2024	1,540,524	$2.93
Granted	482,500	1.77
Vested	(1,263,940)	2.82
Forfeited	(250,000)	2.32
Outstanding at December 31, 2024	509,084	$2.40

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, there was $1,222,234 of unrecognized compensation expense related to unvested stock awards, which is expected to be recognized over a weighted-average period of approximately 1.91 years.

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

Amortization expense related to our intangible assets for the three and nine months ended December 31, 2024 were $2,903,724 and $9,247,039, respectively. Amortization expense related to our intangible assets for the three and nine months ended December 31, 2023 were $3,266,761 and $9,800,281, respectively.

Intangible assets consisted of the following:

		December 31, 2024
	Life	Licenses	Patent	Other Intangible Assets
Licensing Agreement – Jesse James	5	$125,000	$-	$-
Licensing Agreement – Jeff Rann	5	250,000	-	-
Streak Visual Ammunition patent	11.2	-	950,000	-
SWK patent acquisition	15	-	6,652,005	-
Jagemann Munition Components:
Customer Relationships	3	-	-	1,450,613
Intellectual Property	3	-	-	1,543,548
Tradename	5	-	-	2,152,076
GDI Acquisition:
Tradename	15	-	-	76,532,389
Customer List	10	-	-	65,252,802
Intellectual Property	10	-	-	4,224,442
Other Intangible Assets	5	-	-	357,747
		375,000	7,602,005	151,513,617
Accumulated amortization – Licensing Agreements		(375,000)	-	-
Accumulated amortization – Patents		-	(3,251,561)	-
Accumulated amortization – Intangible Assets		-	-	(49,591,491)
		$-	$4,350,444	$101,922,126

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2025(1)	$3,165,423
2026	12,662,059
2027	12,596,472
2028	12,590,510
2029	12,555,076
Thereafter	52,703,030
Annual amortization of intangible assets	$106,272,570

(1)
This amount represents future amortization for the remaining three months of fiscal year 2025. It does not include any amortization for the nine months ended December 31, 2024.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information utilized by management to evaluate our operating segments for the interim period presented:

	For the Three Months Ended December 31, 2024
			Corporate
			and other
	Ammunition	Marketplace	expenses	Total
Net Revenues	$16,665,635	$12,521,867	$-	$29,187,502
Cost of Revenues	19,818,238	1,571,771	-	21,390,009
General and administrative expense	2,455,526	2,867,750	25,182,529	30,505,805
Depreciation and amortization	-	3,392,014	18,744	3,410,758
Income/(Loss) from Operations	$(5,608,129)	$4,690,332	$(25,201,273)	$(26,119,070)

	For the Nine Months Ended December 31, 2024
			Corporate
			and other
	Ammunition	Marketplace	expenses	Total
Net Revenues	$54,773,759	$36,786,878	$-	$91,560,637
Cost of Revenues	61,880,713	4,885,871	-	66,766,584
General and administrative expense	9,076,643	8,542,394	45,998,495	63,617,532
Depreciation and amortization	35,866	10,065,184	66,853	10,167,903
Income/(Loss) from Operations	$(16,219,463)	$13,293,429	$(46,065,348)	$(48,991,382)

	For the Three Months Ended December 31, 2023
	Ammunition	Marketplace	Corporate and other expenses	Total
Net Revenues	$22,021,430	$13,985,034	$-	$36,006,464
Cost of Revenues	23,034,125	2,073,784	-	25,107,909
General and administrative expense	1,305,721	2,454,695	6,313,480	10,073,896
Depreciation and amortization	125,012	3,276,144	-	3,401,156
Income/(Loss) from Operations	$(2,443,428)	$6,180,411	$(6,313,480)	$(2,576,497)

	For the Nine Months Ended December 31, 2023
	Ammunition	Marketplace	Corporate and other expenses	Total
Net Revenues	$64,261,473	$40,371,952	$-	$104,633,425
Cost of Revenues	65,708,139	5,737,567	-	71,445,706
General and administrative expense	6,694,699	7,204,547	22,758,322	36,657,568
Depreciation and amortization	384,021	9,732,980	-	10,117,001
Income/(Loss) from Operations	$(8,525,386)	$17,696,858	$(22,758,322)	$(13,586,850)

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INCOME TAXES

The income tax provision effective tax rates were zero and (9.0%) for the three and nine months ended December 31, 2024, respectively, and 13.0% and 17.7% for the three and nine months ended December 31, 2023, respectively. During the three and nine months ended December 31, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in valuation allowance. We recorded a full valuation allowance against our U.S. federal and state net deferred tax assets for the three and nine months ended December 31, 2024 as we concluded it is more likely than not that the net deferred tax assets will not be realized. During the three and nine months ended December 31, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to employee stock awards.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended March 31, 2021, 2022, 2023 and 2024, are subject to audit.

NOTE 16 – RELATED PARTY TRANSACTIONS

Letter of Credit

Effective July 12, 2024, our $1.6 million letter of credit with Northern Trust for collateral for a bond related to a judgment assessed to GunBroker.com was extended until July 26, 2025. Effective July 26, 2024, our $1.6 million certificate of deposit with Northern Trust for security on the letter of credit was extended until July 28, 2025. The term of the certificate of deposit is twelve months and includes interest of approximately 5%. Per the terms of the Merger Agreement, Mr. Urvan is required to pay or be liable for these losses .

Triton Settlement Agreement Payment

On August 8, 2024, the Company paid $8.0 million to the escrow agent in connection with the Triton Settlement Agreement described in the Contingencies section of Note 2.

Gemini Accounts Receivable

Through our acquisition of Gemini, a related party relationship was created through one of our directors, Mr. Steve Urvan, by virtue of his ownership of entities that provided services to Gemini. There was $201,646 included in our accounts receivable at December 31, 2024 from entities owned by Mr. Urvan. For additional information on related party transactions involving Mr. Urvan, please refer to the Settlement Agreement in Note 2.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contingencies

On December 20, 2024, the Board of Directors held a meeting during which it voted to pursue a settlement in the Plenary Action between Ammo and Mr. Urvan (which is further described in Note 2 above) and voted to approve terms outlined in a non-binding term sheet. We increased our estimated liability to $20.4 million in the three months ended March 31, 2025.

On February 3, 2025, the Delaware Court granted a joint stipulated motion to postpone the five-day trial in the Plenary Action between Ammo and Mr. Urvan to April 27, 2026 and order a stay of litigation of approximately three months, during which all depositions and discovery is postponed. .In the three months ended March 31, 2025, we revised the terms of the proposed settlement with Mr. Urvan as discussed in Note 2 under Contingencies. Accordingly, as of March 31, 2025, the Company increased the estimated liability to $20.4 million. If an agreement is not reached, the Company intends to vigorously defend against this litigation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and nine months ended December 31, 2024, (ii) the audited consolidated financial statements and notes thereto for the year ended March 31, 2024 included in our Annual Report on Form 10-K/A (as amended, the “Form 10-K/A”) filed with the Securities and Exchange Commission (the “SEC”) on May 20 ,2025 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K/A. Except for certain information as of March 31, 2024, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company" refer to Outdoor Holding Company (formerly AMMO, Inc.) and its consolidated subsidiaries.

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

Through our GunBroker Marketplace segment, we allow third-party sellers to list firearms, hunting gear, fishing equipment, outdoor gear, collectibles, and much more on our site. In addition to offering a wide breadth of products, GunBroker helps facilitate the legal transfer of regulated goods by stipulating these purchases be transferred through our network of more than 31,000 local Federal Firearms License holders. This requirement helps our 8.3 million users stay compliant with federal and state laws that govern the sale of firearms and other restricted items. As an online auction and sales platform, GunBroker also affords us a unique analytical view into the total domestic market for the purpose of understanding sales trends at a granular level across the shooting sports industry, with ever-growing data capabilities in associated outdoor segments. Our vision is to continue to expand services under the GunBroker umbrella and to become a valued and trusted partner to those in our industry. Recent expansions we have made to the platform include the following;

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

Results of Operations

Our financial results for the three and nine months ended December 31, 2024, reflect our transition into our new operational strategic position, focusing on higher brass casing production and sales. We believe that we have hired a strong team of professionals and developed innovative products to establish our presence as a high-quality ammunition provider and marketplace. We continue to focus on building profitability through our rifle brass manufacturing.

The following table presents summarized financial information taken from our consolidated statements of operations for the three and nine months ended December 31, 2024, compared with the three and nine months ended December 31, 2023:

	For the Three Months Ended		For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$29,187,502	$36,006,464	$91,560,637	$104,633,425
Cost of revenues	21,390,009	25,107,909	66,766,584	71,445,706
Gross margin	7,797,493	10,898,555	24,794,053	33,187,719
Operating expenses	33,916,563	13,475,052	73,785,435	46,774,569
Loss from operations	(26,119,070)	(2,576,497)	(48,991,382)	(13,586,850)
Other income (expense)
Other income	(9,712)	(188,470)	82,003	(233,375)
Loss before provision for income taxes	(26,128,782)	(2,764,967)	(48,909,379)	(13,820,225)
Benefit for income taxes	-	(359,189)	4,407,491	(2,444,418)
Net Loss	$(26,128,782)	$(2,405,778)	$(53,316,870)	$(11,375,807)

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

Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Reconciliation of GAAP net loss to Adjusted EBITDA
Net loss	$(26,128,782)	$(2,405,778)	$(53,316,870)	$(11,375,807)
Provision for income taxes	-	(359,189)	4,407,491	(2,444,418)
Depreciation and amortization	4,804,492	4,753,650	14,242,880	14,082,679
Interest expense, net	171,417	193,046	534,787	609,561
Employee stock awards	1,013,084	1,381,772	3,561,493	4,262,655
Common stock purchase options	27,330	380,045	101,953	380,045
Other income (expense), net	(161,705)	(4,576)	(616,790)	(376,186)
Contingent consideration fair value	(237)	(39,274)	(19,806)	(60,298)
Acquisition and divestitures	144,078	-	278,320	-
Independent investigation	4,978,484	-	5,933,341	-
Other nonrecurring expenses(1)	15,676,041	1,498,684	28,436,337	8,126,102
Adjusted EBITDA	$524,202	$5,398,380	$3,543,136	$13,204,333

(1)
For the three and nine months ended December 31, 2024, other nonrecurring expenses consisted of professional and legal fees related to the SEC Investigation, the Special Committee Investigation, the restatement and the Delaware lawsuit as well as settlement contingencies. For the three and nine months ended December 31, 2023, other nonrecurring expenses consisted of professional and legal fees related to the SEC Investigation as well as settlement contingencies.

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

Net Revenues

The following table presents our revenues by the various categories that comprise our total revenues for the three and nine months ended December 31, 2024 and 2023. “Proprietary ammunition” includes those lines of ammunition that we manufacture at our facilities and sell under the brand names “STREAK VISUAL AMMUNITION™” and “/stelTH/™”. We define “standard ammunition” as non-proprietary ammunition that directly competes with other brand manufacturers. Our “standard ammunition” includes ammunition that we manufacture at our facilities as well as any completed ammunition that we acquire in the open market for sale to others. Also included in this category is low-cost target pistol and rifle ammunition as well as bulk packaged ammunition that we manufacture using reprocessed brass casings. Ammunition within the standard ammunition product line typically carries much lower gross margins than our proprietary ammunition.

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Proprietary Ammunition	$2,640,305	$1,818,235	$6,718,555	$4,153,410
Standard Ammunition	9,688,063	15,504,732	34,929,279	42,792,175
Ammunition Casings	4,337,267	4,698,463	13,125,924	17,315,888
Marketplace Revenue	12,521,867	13,985,034	36,786,879	40,371,952
Total Revenues	$29,187,502	$36,006,464	$91,560,637	$104,633,425

We experienced an 18.9% and 12.5% decrease in our net revenues for the three and nine months ended December 31, 2024, respectively, compared with the three and nine months ended December 31, 2023. These decreases were the result of decreased revenue in both of our reporting segments due to changes in market demand and specifically for our ammunition division, changes in pricing, and sales mix. In addition, our brass customer demand decreased due to a shortage of powder available in the market. We believe that the shift in our operational strategy focusing on higher margin brass casing production and sales negatively impacted our sales in the three and nine months ended December 31, 2024, as compared to the three and nine months ended December 31, 2023. Our focus on creating profitability is in contrast to revenue growth. In our Marketplace segment, revenue declined in three and nine months ended December 31, 2024 compared to the three and nine months ended December 31, 2023 due to less demand for firearms and lower disposable income for recreation purposes partially offset by an increase in the take rate over the prior year periods.

The opening of our manufacturing plant in Manitowoc, WI in August 2022, allows us the ability to increase capacity based upon the needs of the market and through further expansion of our casing and loading lines and allows us to continue to expand distribution into commercial markets, introduce new product lines, and continue to initiate sales to U.S. law enforcement, military, and international markets.

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

Cost of Revenues

Cost of revenues for our Ammunition segment consists of product cost and cost directly and indirectly associated with getting those products to a sellable state. Cost of revenues for our Marketplace segment consists of costs associated with facilitating transactions on the platform.

Cost of revenues decreased by approximately $3.7 million and $4.7 million to $21.4 million and $66.8 million, respectively, for the three and nine months ended December 31, 2024, compared to the three and nine months ended December 31, 2023. These decreases were the result of a decrease in net sales as well increases to non-cash depreciation related to increases in production equipment, expensing of increased labor, and overhead used to produce finished product during the three and nine months ended December 31, 2024 as compared to the prior year periods.

Gross Margin

Our gross margin percentage, which measures our gross profit as a percentage of sales, decreased to 26.7% for the three months ended December 31, 2024 from 30.3% for the three months ended December 31, 2023. Our gross margin percentage decreased to 27.1% for the nine months ended December 31, 2024 from 31.7% , for the same period in 2023. These decreases were a result of increased cost of materials, labor, and overhead in our Ammunition segment, the impact of which was partially offset by contributions from our marketplace, GunBroker.com, which improved margins period over period by increased fees and services.

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

Operating expenses increased by approximately $20.4 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, and increased as a percentage of sales to 116.2% for the three months ended December 31, 2024 from 37.4% for the three months ended December 31, 2023. The increase was primarily due to $10.0 settlement contingency, a $9.7 million increase in legal and professional fees related to the restatement, the Special Committee Investigation and the SEC Investigation and professional fees associated with investments in increased manufacturing efficiencies.

Operating expenses increased approximately $27.0 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, and increased as a percentage of sales to 80.6% for the nine months ended December 31, 2024 from 44.7% for the nine months ended December 31, 2023. This increase was primarily due to a $10.8 million increase in legal and professional fees related to the restatement, the Special Committee Investigation and the SEC Investigation, a $10.0 million settlement contingency, $3.5 million in expenses related to a settlement contingency, partially offset by $1.3 million due to insurance audit refunds, and a decrease of $0.2 million in bad debt expenses.

Other Income

Other income for the three and nine months ended December 31, 2024, increased by $0.2 million and $0.3 million, respectively, compared to the three and nine months ended December 31, 2023. This increase was primarily the result an increase in interest income earned during the three and nine months ended December 31, 2024.

Interest expense remained constant for the three and nine months ended December 31, 2024, compared to the three and nine months ended December 31, 2023.

Income Taxes

For the three and nine months ended December 31, 2024, we recorded a benefit for federal and state income taxes of approximately zero and $4.7 million, respectively. For the three and nine months ended December 31, 2023, we recorded a benefit for federal and state income taxes of approximately $0.4 million and $2.4 million, respectively. The change in tax benefit for the three and nine months ended December 31, 2024 is a result of recording a full valuation allowance against our deferred tax assets as we concluded it is more likely than not that the net deferred tax assets will not be realized.

Liquidity and Capital Resources

As of December 31, 2024, we had $31.9 million of cash and cash equivalents, a decrease of $23.7 million from March 31, 2024. For the nine months ended December 31, 2024, the $23.7 million decrease in cash and cash equivalents is primarily due to $8.0 million related to the settlement with Triton Value Partners, LLC, $14.0 million in legal fees, $2.7 million in unpaid Firearms and Ammunition Excise Tax from the prior fiscal year, $1.9 million in consulting fees related to the improvement of the manufacturing process in rifle brass at our manufacturing facility in Manitowoc, WI, $1.5 million due to the purchase of inventory, $1.4 million increase in capital expenditures related to acquiring an annealing oven and tooling equipment, and $1.1 million in stock buybacks.

Working capital is summarized and compared as follows:

	December 31, 2024	March 31, 2024
Current assets	$98,825,092	$131,525,266
Current liabilities	42,355,486	30,975,049
Total	$56,469,606	$100,550,217

Changes in cash flow are summarized as follows:

Operating Activities

For the nine months ended December 31, 2024, net cash used in operations was primarily the result of our net loss offset by non-cash depreciation and amortization and a decrease in accounts receivable due to lower sales and increased collection efforts and by an increase in our deferred tax asset.

For the nine months ended December 31, 2023, net cash provided by operations was primarily the result of a decrease in accounts receivable, an increase in inventory and deposits for inventory and equipment and non-cash expense for depreciation and amortization partially offset by an increase in our deferred tax asset.

Investing Activities

For the nine months ended December 31, 2024, net cash used in investing activities consisted of $4.1 million related to purchases of production equipment, and capitalized software development costs related to our marketplace, GunBroker.

For the nine months ended December 31, 2023, net cash used in investing activities consisted of approximately $5.6 million related to purchases of production equipment for our manufacturing facility in Manitowoc, WI and capitalized software development costs related to our marketplace, GunBroker.com.

Financing Activities

For the nine months ended December 31, 2024, net cash used in financing activities consisted of $5.9 million under the stock repurchase plan which included shares repurchased related to the settlement described in the Contingencies section of Note 2, $2.2 million of insurance premium note payments, $2.2 million for the payment of preferred stock dividends, and $0.5 million used to repurchase Common Stock to cover taxes on share awards issued to employees.

For the nine months ended December 31, 2023, net cash used in financing activities consisted of approximately $2.2 million used in our common stock repurchase plan, $3.0 million from insurance premium note payments, approximately $2.2 million for the payment of Preferred Stock dividends, and the generation of approximately $37.2 million from accounts receivable factoring, which was offset by payments of approximately $37.2 million.

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

Leases

We currently lease three locations that are used for our offices, production, and warehousing. As of December 31, 2024, we had $1.7 million of fixed lease payment obligations with $0.5 million payable within the next 12 months. Please refer to Note 9, "Leases" in our financial statements for additional information.

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

During the year ended March 31, 2023, approximately $11.2 million of Construction Loan funds were advanced including $1.0 million of cash collateral or restricted cash as security for the Construction Loan. We made $183,195 and $181,639 in principal payments for the nine months ended December 31, 2024 and December 31, 2023, respectively. The restricted cash can be released per the terms documented in the Hiawatha Loan Agreement. During the year ended March 31, 2023, $500,000 of restricted cash was released with $500,000 remaining restricted. During the fiscal year ended March 31, 2024, the remaining $500,000 of restricted cash was released, resulting in a zero balance for restricted cash as of March 31, 2024.

We financed a portion of our Manitowoc, WI facility with the Construction Loan. As of December 31, 2024, we expect to make $0.3 million in principal and interest payments within the next 12 months. The principal balance of the Construction Loan will mature on October 14, 2026.

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

As of December 31, 2024, we did not have an outstanding balance on the Revolving Loan.

Off-Balance Sheet Arrangements

As of December 31, 2024 and March 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(c) and 15d-15(e) under the Exchange Act, as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2024 due to the material weaknesses previously identified and disclosed in the Form 10-K/A and listed below.

Material Weaknesses and Management’s Remediation Plan

Management determined that the previously disclosed material weaknesses in its internal control over financial reporting processes that involve the control environment, information and communication, monitoring activities, and control activities components of the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) continue to exist at December 31, 2024, and specifically include:

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
•
Organizational Enhancements – The Company continues to implement several organizational enhancements, as follows: (i) the hiring of a Chief Financial Officer, who brings extensive knowledge across finance, strategy, and transformation; (ii) the identification and hiring of a Vice President of Accounting and External Reporting, who has the responsibility and authority to ensure that GAAP and accounting for complex or non-routine transactions that require specialized accounting are appropriately applied corporate-wide (iii) the enhancement of the Company’s organizational structure over all finance functions and an increase in the Company’s accounting personnel with the requisite knowledge, experience, and training in GAAP to ensure that a formalized process for determining, documenting, communicating, implementing and monitoring controls over the period-end financial close and reporting processes is maintained and proper segregation exists between the preparer and reviewer for select transactions, and (iv) enhancement of accounting policies and procedures related to journal entries, invoice approval, account reconciliations and variance thresholds.
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
•
Related Party Transaction Policy – The Company has been applying a new Related Party Transactions Policy to proactively identify transactions and improve disclosures. Guidance is provided by new corporate disclosure counsel with review/approval by the Audit Committee.
•
Perquisites Policy – The Company has been applying the principles of an informal new perquisites policy to better define its perquisites disclosure requirements, perquisite identification, training, and employee compliance requirements.
•
Establishment of Disclosure Committee - In June 2024, the company established a formal disclosure committee that includes key members of management that have responsibility for disclosure information necessary for periodic reports filed with the SEC. Going forward, this committee will meet on an as-needed basis as well as prior to the Audit Committee meeting in which the Form 10-K, Form 10-Q or other relevant Exchange Act document will be approved by the Audit Committee and the Board of Directors and will conduct follow-up meetings as necessary. The meetings covered all significant events from the period being reported upon and supporting information. A charter was created governing the conduct of this committee, a formal agenda was distributed prior to each meeting, and minutes were maintained for each meeting.

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

Changes in Internal Control over Financial Reporting

Other than the changes described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act in Rule 13a-15(c) and 15d-15(e) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the filing of this report, we continue to implement the changes and remediation plan described above.

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

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a Gunbroker.com for breach of contract (the “MN Action”). In the MN Action, DCP alleged that GunBroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleged $100 million in damages. On February 7, 2024, GunBroker.com removed the MN Action to the United States District Court for the District of Minnesota (Case No. 24-CV-00373-DWF-DTS) ("Federal Action"). On February 14, 2024, GunBroker.com moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”). The court denied the motion, after which GunBroker filed and Answer and counterclaims against DCP and certain individuals. GunBroker denies the allegations in the Federal Action and plans to vigorously defend against DCP's claims. The parties continue to participate in the discovery process. Pursuant to the case scheduling order, the matter is tentatively scheduled for trial around November of 2025.

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

Please see the Contingencies section of Note 2 of our financial statements for additional disclosure.

ITEM 1A. RISK FACTORS

Our market risks are similar to those disclosed under the caption “Risk Factors” in Part I, Item 1A of the Form 10-K/A for the year ended March 31, 2024, and filed with the SEC on May 20, 2025. There have been no material changes other than those listed below to our Risk Factors disclosed in the Form 10-K/A.

The matters relating to the restatement of our financial statements have required, and may continue to require, a significant amount of management time and accounting, financial and legal resources, which could adversely affect our business, financial condition and results of operations.

The Special Committee investigation (the "Special Committee Investigation") and subsequent restatement process was highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Furthermore, as a result of the circumstances giving rise to the restatement, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement, stockholder litigation and a pending investigation by the SEC’s Division of Enforcement (the “SEC Investigation”). The SEC Staff has significant discretion in conducting investigations, and therefore, the Company cannot predict the scope or outcome of the SEC Investigation. Based upon document subpoenas to the Company and other communications in January 2025, it appears that the SEC Staff is investigating and likely will recommend that the SEC bring an enforcement action relating to the Company’s: (i) valuation of, and accounting for share-based compensation awards to employees, non-employee directors and other service providers, and issued in exchange for goods and services; (ii) capitalization of certain share issuance costs; (iii) disclosure of perquisites and the valuation of equity-based compensation paid to certain executives; (iv) disclosure of certain executive officers and related party transactions; and (v) disclosure concerning the calculation of Adjusted EBITDA. The SEC Staff have not issued a Wells Notice to the Company in the SEC Investigation. If the SEC Staff issues a Wells Notice, the Company will have the opportunity to present factual evidence, legal arguments and mitigating circumstances to the SEC why an enforcement action is not warranted. If, notwithstanding the Company’s Wells submission, the SEC authorizes a civil enforcement action, the agency may seek injunctions, civil penalties or other relief, and the Company may incur additional legal and other professional fees in defending such action or negotiating a resolution. Management's attention and resources have been, and may continue to be, diverted from the operation of our business as a result of the ongoing impact of the restatement, the Special Committee Investigation, the SEC investigation, litigation, and efforts to remediate material weaknesses. This diversion could adversely impact our operations, strategic initiatives, and ability to execute our business plans and could materially adversely affect our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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