Form 10-Q/A
period 2024-09-30
Outdoor Holding Co
filed 2025-05-27
CIK 1015383

F

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

EXPLANATORY NOTE

Outdoor Holding Company (formerly AMMO, Inc.) (“Ammo”, “we”, “us”, “our”, or the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to correct errors in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, originally filed with the Securities and Exchange Commission on May 20, 2024 (the “Original Filing”).

In the table for the Company's reconciliation of GAAP net income to adjusted EBITDA, the amounts for contingent consideration for fair value and other nonrecurring expenses were incorrect in the columns for the three months ended September 30, 2024 and 2023. In addition, the amount for acquisition and divestitures for the six months ended September 30, 2024 was incorrect. Each of these amounts is corrected in this Amendment.

This Amendment does not reflect any changes or revisions to the financial statements, disclosures, or other content of the Original Filing, except for the reconciliation table as noted above. Accordingly, this Amendment should be read in conjunction with the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is also including updated certifications from its Principal Executive Officer and Principal Financial Officer as exhibits to this Amendment.

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

Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Reconciliation of GAAP net income to Adjusted EBITDA
Net loss	$(12,428,113)	$(7,665,967)	$(27,188,088)	$(8,970,029)
Provision for income taxes	-	(1,879,641)	4,407,491	(1,954,649)
Depreciation and amortization	4,734,011	4,661,658	9,438,388	9,293,566
Interest expense, net	166,848	212,314	363,370	416,515
Employee stock awards	1,153,426	1,699,684	2,548,409	2,880,883
Common stock purchase options	33,568	-	74,623	-
Other income (expense), net	(202,853)	321,341	(455,085)	(371,610)
Contingent consideration fair value	417	(20,052)	(19,569)	(41,076)
Acquisition and divestitures	154,228	-	154,228	-
Independent investigation	954,857	-	954,857	-
Other nonrecurring expenses(1)	5,811,298	3,867,692	12,740,310	6,627,418
Adjusted EBITDA	$377,687	$1,197,029	$3,018,934	$7,881,018

(1)
For the three and six months ended September 30, 2024, other nonrecurring expenses consisted of professional and legal fees associated with the Special Committee Investigation, the SEC Investigation, the Delaware lawsuit, a settlement contingency, and consulting fees associated with investments in manufacturing efficiencies. For the three and six months ended September 30, 2023, other nonrecurring expenses consist of legal fees associated with the SEC Investigation, executive severance costs and penalties and assessments on abatements of excise tax.

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

4.1	Compilation of JSC Agreements dated November 4, 2020 (Incorporated by Reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 13, 2020).
4.2	Form of Underwriters’ Warrant Agreement issued December 3, 2020 (Incorporated by Reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2020).
4.3	Purchase Warrant Issued to Eugene Webb, issued on December 21, 2020 (Incorporated by Reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-3 filed on August 20,2021).
4.4	Purchase Warrant Issued to Eugene Webb, issued on February 17, 2021 (Incorporated by Reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-3 filed on August 20, 2021).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jared R. Smith.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul J. Kasowski.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Outdoor Holding Company

	By:	/s/ Jared R. Smith
Dated: May 23, 2025		Jared R. Smith, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul J. Kasowski
Dated: May 23, 2025		Paul J. Kasowski, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)