Form 10-K
period 2025-03-31
Outdoor Holding Co
filed 2025-06-16
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

☐ Yes ☒ No

The aggregate market value of the common stock of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2024) was $122,262,535.

As of June 10, 2025, there were 116,814,159 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are any statements that refer to our estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flow, capital resources, dividends and liquidity; competition; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth, including our plan to expand our e-commerce platform; our ability to attract new customers and retain existing customers; our ability to accurately forecast future revenues and appropriately plan our expenses; our expectations regarding future revenues; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; and the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months. In addition, forward-looking statements include statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” "hope" and similar expressions or the negative of such terms or other comparable terminology.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on management’s current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•
our ability to attract and retain an active and engaged community of buyers and sellers on our e-commerce platform;
•
the intense competition in the markets in which we operate and our ability to compete within our markets;
•
our ability to introduce new services and features that match consumer preferences;
•
the effect of security breaches on our information systems and other disruptions;
•
our ability to retain and grow our user base;
•
our ability to develop and maintain our brand cost-effectively;
•
our failure to adequately protect our intellectual property rights;
•
the impact of lawsuits, including securities class action lawsuits, stockholder derivative suits and enforcement actions by regulatory authorities;
•
our ability to maintain effective internal control over financial reporting;
•
our reliance on relationships with third parties;
•
the impact of adverse economic market conditions, including from social and political factors;
•
our ability to meet our future capital requirements;
•
our ability to maintain compliance with our debt obligations;
•
our ability to retain and recruit key personnel;
•
changes in laws, government regulations and policies and interpretations thereof;
•
fluctuations in our financial results due to factors beyond our control; and
•
the other factors set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K/A and our other reports filed with the SEC.

Forward-looking statements speak only as of the date of this Form 10-K. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I

ITEM 1. BUSINESS.

Introduction

Outdoor Holding Company ("Outdoor Holding," "we," "us," "our" or the "Company") began its operations in 2017 as a vertically integrated producer of high-performance ammunition and premium components. Following the acquisition of the GunBroker business ("GunBroker") in 2021, we conducted operations through two operating and reportable segments, Ammunition and Marketplace. The Ammunition segment engaged in the design, production and marketing of ammunition, ammunition components and related products. The Marketplace segment consists of the GunBroker e-commerce marketplace (“Marketplace”), which, in its role as an auction site, supports the lawful sale of firearms, ammunition, and hunting/shooting accessories. In addition, GunBroker helps provide the outdoors community with a state and federal compliant solution that connects buyers with sellers across the United States with local federally licensed firearm dealers. The Marketplace allows our base of approximately 8.4 million users to follow ownership policies and regulations through our network of over 32,000 federally licensed firearms dealers as transfer agents. The nature and operation of the Marketplace as an online auction and sales platform also affords our Company a view into the total domestic market for the purpose of understanding sales trends at a granular level across all elements of the outdoor and sports shooting space.

Prior to the Transaction (defined below), our Ammunition segment manufactured small arms ammunition and their components for the commercial, military, and law enforcement communities. Our manufacturing operations were based out of Manitowoc, Wisconsin ("WI"). We emphasized an American heritage by using predominantly American-made components and raw materials in our products that were produced, inspected, and packaged at our facility in Manitowoc, WI.

Discontinued Operations - Ammunition Segment

During the year ended March 31, 2025, our Board of Directors (the "Board of Directors") initiated a formal review of various strategic alternatives. This review resulted in the unanimous decision to sell the Ammunition segment. On January 20, 2025, after a competitive bidding process, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Olin Winchester, LLC (the “Buyer”), pursuant to which the Buyer agreed to (i) acquire all assets of our business of designing, manufacturing, marketing, distributing and selling ammunition and ammunition components (collectively, the “Ammunition Manufacturing Business”) along with certain assets related to the Ammunition Manufacturing Business, including the Ammunition Manufacturing Business' dedicated manufacturing facility in Manitowoc, WI and (ii) assume certain liabilities related to the Ammunition Manufacturing Business, for a gross purchase price of $75.0 million, subject to adjustments for estimated net working capital and real property costs and pro-rations (the “Transaction”). The Transaction closed on April 18, 2025. The net proceeds after all adjustments totaled approximately $42.9 million. On April 21, 2025, the Company changed its name from "AMMO, Inc." to "Outdoor Holding Company." During the three months ended March 31, 2025, the Ammunition segment met the held for sale and discontinued operations accounting criteria. For information on discontinued operations, refer to Note 2 to our consolidated financial statements under the caption "Assets Held for Sale and Discontinued Operations" and Note 4, "Discontinued Operations".

Following the Transaction, we continue to operate our online Marketplace business. Unless otherwise noted, disclosures included in this Item 1, Business reflect only our continuing operations. Refer to Note 4, "Discontinued Operations" to the footnotes to the consolidated financial statements for additional details on discontinued operations.

GunBroker Marketplace

GunBroker is a leading online marketplace dedicated to firearms, hunting, shooting and related products. GunBroker does not hold any inventory, except for merchandise bearing its own branding, and instead facilitates transactions between third-party buyers and sellers. All transactions involving firearms are governed by federal and state laws and require the use of licensed firearms dealers, or Federal Firearms License holders (“FFLs”), to ensure legal compliance for transfer and delivery of regulated items. The Marketplace supports a robust compliance framework through a nationwide network of more than 32,000 active FFLs who assist in the lawful transfer of regulated items. As of March 31, 2025, GunBroker had approximately 8.4 million registered users and averaged 3.67 million daily listings, underscoring its scale and leadership position in the U.S. online marketplace for outdoor and shooting sports products.

Platform Enhancements and Services

Throughout fiscal year 2025, we implemented a series of platform enhancements aimed at improving user engagement, streamlining transactions, and providing value-added services to both individual users and industry partners. The enhancements include the following:

•
Enhanced Shopping Cart Experience: Buyers can now purchase multiple items from multiple sellers in a single checkout process, improving transaction flow and user convenience.
•
Improved Checkout for Auctions and Offers: Won auctions, accepted offers, and add-on items now flow through the cart checkout system, providing a seamless purchasing experience.
•
Outdoor Analytics: Formerly known as GunBroker Analytics, this tool provides participants, including sellers, manufacturers, and industry stakeholders, with access to actionable insights based on the platform’s extensive transaction and listing data.
•
GunBroker Advertising: Assists sellers, manufacturers and service providers in promoting their listings and businesses through targeted digital advertising. Offers include content development, promotional emails, and banner advertisements tailored to the outdoor and shooting sports communities.
•
New Homepage Redesign: We launched a fully re-imagined GunBroker.com homepage to deliver a more modern, intuitive, and efficient user experience. The redesign features enhanced visual layout, simplified navigation, dynamic promotional banners, and configurable widgets.
•
Manufacturer Rebates and Buy Links: GunBroker actively promotes manufacturer rebates through its website and email campaigns. Listings with qualifying Universal Product Codes are automatically included in these promotions. Additionally, we collaborate with manufacturers to feature direct purchase links on their websites, guiding customers to new items available on GunBroker.com.
•
Collector’s Elite Platform: This premium marketplace tier supports curated, high-value listings for rare and collectible firearms. Collector’s Elite offers sellers specialized exposure, and an exclusive listing format tailored to discerning buyers.
•
Financing Tools for Sellers: We introduced integrated financing options that enable sellers to offer flexible payment plans to qualified buyers, helping expand purchasing power and drive sales of higher-value items.

These enhancements reflect our ongoing investment in platform innovation and our strategic commitment to supporting both buyer satisfaction and seller success.

Enhance Market Share, Brand Recognition, and Customer Loyalty

We benefit from strong brand recognition within the outdoor and shooting sports market, supported by a consistent focus on compliance, platform reliability, and user experience. Our commitment to personalized seller tools, promotional features, and curated product offerings has contributed to high levels of customer loyalty and repeat engagement across both buyer and seller communities.

Our Growth Strategy

We are committed to expanding our market share, brand recognition, and customer loyalty by improving the user experience and expanding our merchandise and service offerings. Our strategy includes leveraging GunBroker’s proprietary data to identify emerging market trends and refining our business model accordingly. We also plan to evaluate targeted investments and disciplined capital allocation.

Marketing

We promote our Marketplace primarily through digital and platform-driven strategies aimed at both buyer acquisition and seller growth. Our marketing programs include targeted digital campaigns, social media engagement, email promotions, content marketing, and search engine optimization. We also offer sellers enhanced visibility tools such as video-enabled listings, promotional coupons, and customizable storefronts to support brand presence and conversion.

These initiatives are complemented by advertising solutions such as banner placements, curated product showcases, and manufacturer partnerships to drive shopper traffic and campaign performance. Our use of platform data and behavioral insights enables personalized outreach that deepens engagement and drives return visits.

Technology and Product Development

We are focused on advancing e-commerce capabilities that reflect marketplace best practices. In March 2024, we launched a multi-item cart and an integrated payment experience to streamline checkout, improve order accuracy, and support regulated/unregulated item fulfillment. These updates empower sellers and enhance the buyer experience, including FFL delivery and multi-address shipping.

We continue to invest in platform optimization, including listing tools, buyer-seller communication, and analytics-based enhancements. Our internal teams leverage transaction and behavioral data to fuel ongoing innovation in areas such as personalized recommendations, marketing automation, and seller support services. These initiatives are designed to support scalability, compliance, and long-term growth.

Customers

We serve a broad ecosystem of customers, including:

•
Buyers: Outdoor enthusiasts, sport shooters, collectors, and general consumers of firearms and related products.
•
Sellers: Ranging from individual users and small businesses to large-scale retailers and manufacturers.
•
Industry Partners: Includes FFLs, manufacturers, media and publishing organizations, and service providers who utilize our tools, analytics platforms, and advertising services to enhance their reach and operational efficiency.

As the platform expands, we are positioned to support not just buyer-seller transactions but also value-added services across advertising, analytics, and market visibility for brands operating in the outdoor category.

Competition

We operate in a highly competitive and evolving e-commerce landscape for firearms, shooting sports, and outdoor gear. Our competition spans across multiple channels and business models:

•
Peer-to-Peer Marketplaces: We face direct competition from other online platforms facilitating firearms transactions between individual users, including marketplaces and other models that offer classified listings and fixed-price selling options.
•
E-commerce-Enabled Dealers: Chains and independent firearms dealers increasingly utilize third-party e-commerce platforms or their own integrated point-of-sale websites to list and sell inventory. These dealer-driven platforms compete for traffic, price competitiveness, and fulfillment flexibility, often leveraging in-store pickup or localized promotions as advantages.
•
Manufacturers with Direct-to-Consumer Capabilities: Certain manufacturers, including Palmetto State Armory and Freedom Munitions, market and sell their products directly to consumers through their own online storefronts. This model allows them to bypass intermediaries, manage pricing directly, and retain higher margins, presenting competitive pressure on marketplaces.
•
Online Auction Transitions: A number of traditional firearms auction houses that previously operated exclusively through in-person bidding events now have established online auction platforms, expanding their reach and introducing new digital buying formats that compete with GunBroker.com’s auction-style model.

Human Capital

As of June 10, 2025, we had a total of 81 employees. Of these employees, 33 were in sales, marketing and customer service, 20 in software engineering, and 28 in various corporate and administrative functions (information technology, accounting, executives, etc.). None of our employees are represented by a union in a collective bargaining arrangement with us. We believe that our employee relations are good.

We foster a collaborative culture focused on accountability, innovation, and market responsiveness. Our workforce strategy emphasizes the attraction and retention of talent aligned with our mission of expanding our reach and relevance. Diversity, professional growth, and performance-driven engagement are central to our human capital philosophy.

Seasonality

We experience moderate seasonality, with elevated sales activity typically occurring in the second half of the fiscal year, driven by the fall hunting season and year-end holidays. Year-over-year trends show consistent performance peaks in the third and fourth quarters, with comparatively softer demand in the spring and summer months, reflecting stable seasonal patterns and supporting the platform’s ability to plan around cyclical purchasing behavior.

Intellectual Property

We rely on a combination of trademarks, trade names, domain names, service marks, and trade secrets to support brand recognition and operational integrity. Our intellectual property portfolio includes proprietary platform features, analytics tools, and content assets that distinguish GunBroker.com in the market. We also license select technologies and content to support compliance and customer experience initiatives.

Regulatory Matters

We operate in a highly regulated industry. There are a number of federal, state and local laws and regulations that affect our business. Because we facilitate the sale of firearms and ammunition, we must ensure compliance with regulations of the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”). We must also ensure compliance with federal, state and local laws and regulations, including the National Firearms Act of 1934 (the “NFA”), the Gun Control Act of 1968 (the “GCA”), the Arms Export Control Act of 1976 and provisions of the Internal Revenue Code of 1986, applicable to the Firearms and Ammunition Excise Tax, all of which have been amended from time to time. The NFA and GCA require the GunBroker.com platform to facilitate compliant transactions by ensuring that third-party buyers and sellers complete the transfer of regulated items by utilizing dealers that maintain FFLs and perform a pre-transfer background check in connection with each firearm purchase. These background checks are completed using either the FBI-managed National Instant Criminal Background Check System (“NICS”), or a comparable state government-managed system that relies on NICS and any additional information collected by the state. These background check systems either confirm that a transfer can be made, deny the transfer or require that the transfer be delayed for further review, and provide transaction numbers for the proposed transfer. Our sellers are required to record the transaction number on an ATF Form 4473 and retain this form in their records for auditing purposes. We, or our sellers, are also subject to numerous other federal, state and local laws and regulations regarding firearm sale procedures, record keeping, inspection and reporting, including adhering to minimum age restrictions regarding the acquisition, purchase or possession of firearms or ammunition, residency requirements, applicable waiting periods, importation regulations and regulations pertaining to the shipment and transportation of firearms.

On September 13, 1994, the Federal Assault Weapons Ban (the “AWB”), which prohibited the manufacture of certain firearms defined as “assault weapons,” restricted the sale or possession of “assault weapons,” except those that were manufactured prior to the law’s enactment, and placed restrictions on the sale of new high-capacity ammunition feeding devices. In September 2004, Congress declined to renew the AWB. In the years following the expiration of the AWB, various states and local jurisdictions, including California, Colorado, New York and Washington (states in which we operate), have adopted their own versions of the AWB or high capacity ammunition feeding device restrictions, some of which apply to the products our sellers may hold for sale in other states. If a statute similar to the AWB were to be enacted or re-enacted at the federal level, it would impact our ability to facilitate the sale of certain products. Additionally, state and local governments have enacted laws and regulations that place additional restrictions on the manufacture, transfer, sale, purchase, possession and use of firearms, ammunition and shooting-related products. For example, several states, such as California, Colorado, Connecticut, Florida, Illinois, Maryland, Minnesota, New Jersey, New York, Oregon, Virginia and Washington have enacted laws and regulations that are more restrictive than federal laws and regulations that limit access to and sale of certain firearms and ammunition. California, Connecticut and New York impose mandatory screening of ammunition purchases, some other states require the presentation of a firearms ownership identification card or permit in order to acquire ammunition products; Florida, Washington, and most recently, Colorado have passed legislation that, among other things, raises the minimum age to purchase certain firearms to 21 from 18 and imposes a multi-day waiting period on all gun purchases. California also raised the minimum age to purchase certain firearms to 21 and enacted several restrictions, including background checks on ammunition sales. Some states prohibit the sale of guns without internal or external locking mechanisms. Several states and the United States Congress have introduced microstamping legislation (that is, engraving the handgun’s serial number on the firing pin of new handguns) for certain firearms. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products. We must ensure that our platform complies with these regulations. We believe that we are in substantial compliance with the terms of such regulations and that we have no liabilities under such laws that we expect could have a material adverse effect on our business, results of operations or financial condition. State, local, and federal laws and regulations relating to products for sale on our platform may change, sometimes significantly, as a result of political, economic or social events.

Our e-commerce business is subject to the Mail or Telephone Order Merchandise Rule and related regulations promulgated by the Federal Trade Commission (the “FTC”). FTC regulations, in general, govern the solicitation of orders, the information provided to prospective customers and the timeliness of shipments and refunds. In addition, the FTC has established guidelines for advertising and labeling many of the products for sale on our e-commerce platform. We are also subject to a variety of state laws and regulations relating to, among other things, advertising and product restrictions. Some of these laws prohibit or limit the sale, in certain states and locations, of certain items. We administer various restriction codes and other software tools to prevent the sale of such jurisdictionally restricted items. Additionally, we are required to ensure compliance with federal and state laws governing the secure shipment of regulated items.

We believe current laws have not materially impacted our platform usage; however, changes in regulation or consumer sentiment may affect future operations. We continuously monitor legal developments and maintain policies to ensure adherence to applicable laws.

Data Privacy

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data, such as consumer information. Accordingly, we are subject to numerous data privacy and security obligations, including federal, state, and local laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to data privacy and security. These frameworks are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (the “CCPA”), industry standards, such as the Payment Card Industry Data Security Standard (“PCI DSS”). The CCPA is an example of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA applies to personal data of consumers, business representative, and employees who are California residents, imposes specific obligations on covered businesses, provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, numerous other U.S. states have enacted comprehensive data privacy laws, and similar laws are being considered at the federal, state, and local levels.

Available Information

You can find reports we file with the U.S. Securities and Exchange Commission (the "SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, free of charge on our website outdoorholding.com under the “Investor Relations” heading. These reports may also be found by accessing the SEC's website (https://www.sec.gov).

Investors and others should note that we announce material financial information using the “Investor Relations” section of our website. We use our website, press releases, as well as social media to communicate with our investors, customers and the general public about our company, our services and other issues. While not all of the information that we post on our website or on social media is of a material nature, some information could be material. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on the Investor Relations section of our website and on our social media. We are providing the address of our website solely for the information of investors and the information on our website is not a part of or incorporated into this or any report that we file with the SEC.

ITEM 1A. RISK FACTORS

The risk factors noted in this section and other factors noted throughout this Annual Report on Form 10-K (this "Annual Report"), including those risks identified in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this Annual Report.

Risk Related to Our Business

Our business, financial performance, and growth depends on our ability to attract and retain an active and engaged community of buyers and sellers on our e-commerce platform.

Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining active buyers and active sellers on the GunBroker Marketplace. Our ability to attract and retain buyers and sellers is impacted by a variety of factors, including customer experience, platform usability and brand perception, as well as external influences such as the political environment, regulation and economic conditions.

If buyers do not find our platform appealing, for example, because of a negative experience, inadequate customer service, dissatisfaction with FFL transfer fees or marketplace fees, lack of buyer-friendly features, lack of desirable product listings, lack of product listing variety, lack of competitive shipping charges, delayed shipping times, or other factors, they may make fewer purchases and they may not refer others to us. Likewise, if sellers are dissatisfied with their experience on our platform, or feel they have more attractive alternatives, they may stop listing items in our Marketplace and using our services and may stop referring others to us, which could negatively impact our financial performance.

Additionally, our brand and reputation are critical to our success, as they influence our ability to attract and retain buyers and sellers. A perception that our levels of responsiveness and support for our buyers and sellers are inadequate could damage our reputation and reduce our sellers’ willingness to sell and buyers’ willingness to shop on our Marketplace. Although we are focused on enhancing customer service, our efforts may be unsuccessful, and our buyers and sellers may be disappointed in their experience and not return.

In addition, GunBroker’s revenue is concentrated in our most active buyers and sellers. If we lose a significant number of buyers or sellers, or our buyers or sellers do not maintain their level of activity for any reason, our financial performance would be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we may lose, we may not be able to do so at comparable levels, they may not maintain the same level of activity, and the revenue generated from new buyers and sellers may not be as high as the revenue generated from the ones who leave, or reduce their activity level on our Marketplace. If we are unable to attract and retain buyers and sellers, or our buyers or sellers do not maintain their level of activity, our business and financial performance could be harmed.

Furthermore, the demand for the products listed in our Marketplace is dependent on consumer preferences and available discretionary spending, which can and do change quickly. A shift in consumer interests away from outdoor sports, hunting, sport shooting or firearms could also make it more difficult to attract new buyers and sellers. Under any of these circumstances, we may have difficulty attracting new buyers and sellers without incurring additional expense. In addition, a change in applicable federal or state law and restrictions that prohibits GunBroker from providing its facilitative auction platform services would have a direct substantial financial impact on our operations that would cause an adverse effect on the continuity of our operations.

Substantial competition may harm our business.

We operate in a highly competitive and evolving market for firearms, shooting sports, and outdoor gear. Our competitors, some of which are well-established brands with greater resources and larger customer bases than our own, provide similar products to consumers and span across multiple channels and business models. We currently and potentially compete with a wide variety of peer-to-peer marketplaces, e-commerce-enabled dealers, manufacturers with direct-to-consumer capabilities, online auction platforms from traditional firearms auction houses, big box retailers and brick and mortar stores.

We compete as a two-sided, peer-to-peer marketplace, and we must attract both buyers and sellers to use our platform. Consumers who purchase products through us have many alternatives, and we face increased competitive pressure online and offline. Competitors with an e-commerce presence may increase the expected level of e-commerce service in a variety of aspects such as improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. Manufacturers with direct-to-consumer capabilities, such as Palmetto State Armory, Ammunition Depot, Vista Outdoors, and Freedom Munitions, have the ability to bypass intermediaries, manage pricing directly, and retain higher margins. We may not be able to successfully expand our e-commerce business to respond to shifting consumer traffic patterns and direct-to-consumer buying trends. In addition, we compete with brick and mortar and big box retailers that provide alternatives to e-commerce. As e-commerce evolves, offline retailers such as Sportsman’s Warehouse, Bass Pro Shops, Cabela’s, and Academy Sports have the ability to attract our customers through incentives such as in-store pick up and no FFL transfer fees.

Competitors with other revenue sources or greater resources may also be able to devote more resources to marketing and promotional campaigns and buyer acquisition, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can. Other competitors may find ways to offer faster and/or free shipping, same-day delivery, more favorable return policies and other superior transaction-related services that improve the user experience on their sites, which could be impractical or inefficient for our sellers to match. We face competitive pressure to offer promotional discounts, which could impact our gross margin and increase our marketing expenses or overhead. We are limited, however, in our ability to fully respond to competitor price discounting because we cannot market our products at prices that may produce adverse relationships with our customers that operate brick and mortar locations as they may perceive themselves to be at a disadvantage based on lower e-commerce pricing to end consumers.

We may not be able to compete effectively with and adapt to changes made by our competitors, and our business, financial performance and ability to attract and retain an active and engaged community of buyers and sellers could suffer.

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

Although we have integrated a variety of processes, technologies, and controls to assist in our efforts to assess, identify, and manage material cybersecurity-related risks, these efforts are not exhaustive, and our efforts may not be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, directly or through our vendors. Additionally, these measures have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyberattack, system failure, or security breach particularly given the increasingly sophisticated tools and methods used by hackers, state actors, organized cyber criminals, and cyber terrorists. Possible impacts associated with a cybersecurity incident may include, among others, remediation costs related to lost, stolen, or compromised data, repairs to data processing systems, increased cybersecurity protection costs, reputational damage, and adverse effects on our compliance with applicable privacy and other laws and regulations.

If we experience, or are perceived to experience, security breaches that result in Marketplace performance or availability problems or the loss, compromise or unauthorized disclosure of personal data or other sensitive information, or if we fail to respond appropriately to any security breaches that we may experience, or are perceived to do so, people may become unwilling to provide us the information necessary to set up an account with us to become a new seller or buyer. Existing sellers and buyers may also stop listing new items for sale on the Marketplace, decrease their purchases, or close their accounts altogether. We could also face damage to our reputation, potential liability, regulatory investigations in multiple jurisdictions, and costly remediation efforts and litigation, which may not be adequately covered by, and which may impact our future access to, insurance. Any of these results could harm our growth prospects, our business, and our reputation for maintaining a trusted Marketplace.

In addition, the costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, negative seller or buyer sentiment, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which would have an adverse effect on our business.

We and the third parties with whom we work are subject to stringent and evolving obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to adverse business consequences.

In the ordinary course of business, we process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). These processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA imposes obligations on covered businesses regarding their processing of personal data and provides for fines and a private right of action for certain data breaches. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences, such as threats of class-action litigation alleging violations of wiretapping laws. In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups, such as the PCI DSS, and we are, and may become in the future subject to such obligations. We rely on vendors to process payment card data, and those vendors are subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, and other statements concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, creating regulatory uncertainty, and may be subject to differing applications and interpretations. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times be unsuccessful (or be perceived to have been unsuccessful) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may be unsuccessful in complying with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work are unsuccessful, or are perceived to have been unsuccessful, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

A failure of our information technology systems, or an interruption in their operation due to internal or external factors including cyberattacks, could have a material adverse effect on our business, financial condition or results of operations.

Our operations depend on our ability to protect our information systems, computer equipment, and information databases from systems failures. We rely on our information technology systems generally to manage the day-to-day operations of our business, operate the Marketplace, manage relationships with our customers, facilitate customer orders, and maintain our financial and accounting records.

Failure of our information technology systems could be caused by internal or external events, such as incursions by intruders or hackers, computer viruses, cyber-attacks, break-ins, intentional or accidental actions or inaction by employees or others with authorized access to our networks, failures in hardware or software, or power or telecommunication fluctuations or failures.

Our information technology systems rely on internal technology, along with cloud services and software provided by our third-party service providers. In the event of a cyber-related incident or other service disruption, even partial unavailability of our systems could impair our ability to serve our customers, manage transactions, or operate the Marketplace. We have implemented disaster recovery mechanisms, including systems to back up key data and production systems, but these systems may be inadequate or incomplete. For example, these disaster recovery systems may be susceptible to cyber-related events if insufficiently separated from primary systems, not comprehensive, or not at a scale sufficient to replace our primary systems. Insufficient production and disaster recovery systems could, in the event of a cyber-related incident, harm our growth prospects, our business, and our reputation for maintaining a trusted marketplace.

We rely on third-party service providers to perform services, including, credit card processing, payment disbursements, identity verification, and fraud analysis and detection. As a result, we are subject to a number of risks related to our dependence on third- party service providers. If any or some of these service providers fail to perform adequately or if any such service provider were to terminate or modify its relationship with us unexpectedly, our sellers’ ability to use the Marketplace to receive orders or payments could be adversely affected, which could increase our costs, drive sellers away from our marketplaces, result in potential legal liability, and harm our business. In addition, we and our third-party service providers may experience service outages from time to time that could adversely impact payments made on our platform. Additionally, any unexpected termination or modification of those third-party services could lead to a lapse in the effectiveness of certain fraud prevention and detection tools.

Our third-party service providers may increase the fees they charge us in the future, which would increase our operating expenses. This could, in turn, require us to increase the fees we charge and cause some buyers or sellers to reduce purchases or listings on the Marketplace or to leave our platform altogether by closing their accounts.

We also rely on the security practices of our third-party service providers, which may be outside of our direct control. Our third-party service providers may not have adequate security and privacy controls, may not properly exercise their compliance, regulatory or notification requirements, including as to personal data, or may not have the resources to properly respond to an incident. The failure of our or our third-party service providers’ information technology systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased costs, or loss of important information, any of which could have a material adverse effect on our business, operating results, and financial condition. Any technology and information security processes and disaster recovery plans we use to mitigate our risk to these vulnerabilities may not be adequate to ensure that our operations will not be disrupted should such an event occur.

Generative artificial intelligence may have a significant impact on our business.

We expect generative artificial intelligence (“Gen AI”) to have a significant impact on the future of e-commerce, as artificial intelligence technologies become increasingly important for consumers buying and selling goods online. If we are unable to identify appropriate Gen AI providers and artificial intelligence technologies, or if we fail to utilize those technologies or develop our own technologies, our business may be harmed. For example, consumers may increasingly search for products using chatbots, virtual assistants or other Gen AI technologies powered by large language models instead of using traditional search engines. If current and future artificial intelligence technologies do not send referrals to GunBroker at the rate of traditional search engines for any reason, the amount of buyer and seller traffic using our platform could decrease, which could negatively impact on our business and results of operations.

Operations and continued development of our payments system and financial services offerings require ongoing investment, are subject to evolving laws, regulations, rules, and standards, and involve risk, including risks related to our dependence on third-party providers.

We have invested and plan to continue to invest internal resources into our payments tools in order to maintain existing availability, expand into additional markets and offer new payment methods and other types of financial services to our buyers and sellers. If we fail to invest adequate resources into payments on our platform, or if our investment efforts are unsuccessful, unreliable or result in system failure, our payments and financial services may not function properly or keep pace with competitive offerings, which could negatively impact their usage and our platform. Future errors, failures or outages could cause our buyers and sellers to lose confidence in our payments system and could cause them to cease using our Marketplace.

If we transition to new third-party payment service providers for any reason, we may be required to invest significant financial and personnel resources to support such transition or could be unable to find a suitable replacement service provider. As we offer new payment methods and financial services to our sellers and buyers, we are now subject to additional regulations and compliance requirements, and exposed to heightened fraud and regulatory risk, which could lead to an increase in our operating expenses.

Payments and other financial services are governed by complex and continuously evolving laws and regulations that are subject to change and vary across different jurisdictions in the United States. As a result, we are required to spend significant time and effort to determine whether various licensing and registration laws as well as privacy and secrecy laws relating to payments and other financial services we offer apply to us and to comply with applicable laws and licensing and registration regulations. In addition, we may be unable to obtain or retain any necessary licenses or registrations. Any failure or claim of failure by us or our third-party service providers to comply with applicable laws and regulations relating to payments or financial services could require us to expend significant resources, result in liability, limit or preclude our ability to enter or continue to operate in certain markets and harm our reputation. In addition, changes in payment regulations, or other financial regulation, including changes to the credit or debit card interchange rates, could adversely affect payments on our platform and make our payments systems less profitable.

Further, we are indirectly subject to payment card association operating rules and certification requirements pursuant to agreements with our third-party payment processors. These rules and requirements, including the PCI DSS and rules governing electronic funds transfers, are subject to change or reinterpretation, making it difficult for us to comply. Any failure to comply with these rules and certification requirements could impact our ability to meet our contractual obligations to our third-party payment processors and could result in potential fines. In addition, changes in these rules and requirements, including any change in our designation by major payment card providers, could require a change in our business operations and could result in limitations on or loss of our ability to accept payment cards or other forms of payment, any of which could negatively impact our business. Such changes could also increase our costs of compliance, which could lead to increased fees for us or our sellers and adversely affect payments on our platform or usage of our payments services and platform.

Our third-party payments system may be susceptible to illegal uses, including money laundering, terrorist financing, fraud and payments to sanctioned parties. If our compliance program and internal controls to limit such illegal activity are ineffective, government authorities could bring legal action against us or our third-party payments system provider or otherwise suspend our ability to offer payments or financial services.

Changes to our policies to protect buyers and sellers could increase our costs and loss rate, and failure to manage such programs effectively can result in harm to our reputation.

We maintain policies intended to compensate users who believe that they have not received the item that they purchased or have received an item different from what was described. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Litigation, legislation, or regulation involving liability for any seller fraud or non-performance could result in increased costs of doing business, lead to adverse judgments or settlements or otherwise harm our business. In addition, affected users may complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

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

Political and other factors also can adversely affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can adversely affect the demand for our products. In addition, uncertainty surrounding the control of firearms and firearm products at the federal, state, and local level and heightened fears of terrorism and crime can adversely affect consumer demand for our services. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside.

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

War, terrorism, other acts of violence, or natural, or manmade disasters, may affect the markets in which the Company operates, the Company’s customers, and the Company’s customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

The Company’s business could be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, food, fire, earthquake, storm or pandemic events, and spread of disease.

Such events may cause customers to suspend their decisions on using the Company’s services and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods or services on our Marketplace and commitments to develop new products and services. These events also pose significant risks to the Company’s personnel and to physical facilities, transportation and operations, which could materially adversely affect the Company’s financial results.

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

We have been and are currently engaged in legal proceedings that have caused the Company to dedicate significant resources to defend. Litigation or claims that may be made against the Company or its officers or directors, from time to time, could negatively affect our business, operations, or financial position. As we grow, we may see a rise in the number of litigation matters against us. These matters may include employment and labor claims, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation and other disputes could cause us to incur unforeseen expenses and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position.

Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.

Because many of our products are used for seasonal outdoor sporting activities, our operating results may be significantly impacted by unseasonable weather conditions. Accordingly, our operating results could suffer when weather patterns do not conform to seasonal norms.

Shipments of firearms and ammunition for hunting are highest during the months of June through September to meet consumer demand for the fall hunting season and holidays. The seasonality of our sales may change in the future. Seasonal variations in our operating results may reduce our cash on hand, increase our inventory levels, and extend our accounts receivable collection periods. This in turn may cause us to increase our debt levels and interest expense to fund our working capital requirements.

Risks Related to the Restatement and Failure to Timely File Required Reports

The matters relating to the restatement of our financial statements have required, and may continue to require, a significant amount of management time and accounting, financial and legal resources, which could adversely affect our business, financial condition and results of operations.

On May 20, 2025, we filed Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 to restate our financial statements for the fiscal years ended March 31, 2022, March 31, 2023, and March 31, 2024 and the quarters within the year ended March 31, 2024. We also filed an amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. The restatement of our financial statements occurred following an investigation ("Special Committee Investigation") conducted by a special committee of the Board of Directors of the Company. The restatement process was highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Furthermore, as a result of the circumstances giving rise to the restatement, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and a pending investigation by the SEC’s Division of Enforcement (the “SEC Investigation”). The SEC Staff has significant discretion in conducting investigations, and therefore, we cannot predict the scope or outcome of the SEC Investigation. Based upon document subpoenas to the Company and other communications, it appears that the SEC Staff is investigating and likely will recommend that the SEC bring an enforcement action relate to the Company's (i) valuation of, and accounting for share-based compensation awards to employees, non-employee directors and other service providers, and issued in exchange for goods and services; (ii) capitalization of certain share issuance costs;(ii) disclosure of perquisites and the valuation of equity-based compensation paid to certain executives; (iii) disclosure of certain executive officers and related party transactions; and (iv) disclosure concerning the calculation of Adjusted EBITDA. The SEC Staff have not issued a Wells Notice to the Company in the SEC Investigation. If the SEC Staff issues a Wells Notice, the Company will have the opportunity to present factual evidence, legal arguments and mitigating circumstances to the SEC why an enforcement action is not warranted. If, notwithstanding the Company’s Wells submission, the SEC authorizes a civil enforcement action the agency may seek injunctions, civil penalties or other relief, and the Company may incur additional legal and other professional fees in defending such action or negotiating a resolution. Management's attention and resources have been, and may continue to be, diverted from the operation of our business as a result of the ongoing impact of the restatement, the Special Committee Investigation, the SEC Investigation, potential litigation, and efforts to remediate material weaknesses. This diversion could adversely impact our operations, strategic initiatives, and ability to execute our business plans and could materially adversely affect our business, financial condition, and results of operations.

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

The Special Committee Investigation and restatement identified errors related to the valuation and accounting for share-based compensation awards issued to our directors, officers, employees, and other service providers. As a result, we may face adverse tax consequences, including the potential loss of tax deductions previously claimed, the requirement to amend prior tax returns, the payment of additional taxes, penalties, and interest, and exposure to potential Internal Revenue Service audits or inquiries. Any such adverse tax consequences could materially negatively impact our results of operations, cash flows, and financial condition in future periods.

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

As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year in this Annual Report on Form 10-K. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

Based on the results of the Special Committee Investigation, our review of our financial records, and other work completed by our management, the Special Committee has concluded that there were material misstatements in the previously filed consolidated financial statements as of and for the fiscal years ended March 31, 2024, 2023 and 2022. Accordingly, our Board of Directors and management concluded that our consolidated financial statements for these periods should no longer be relied upon and that such financial statements required restatement. Based upon an evaluation of our disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2025.

In addition, as further described in this Annual Report in Item 9A “Controls and Procedures”, as of March 31, 2025, management identified material weaknesses in our internal control processes that involve the control environment, information and communication, monitoring activities, and control activities components of the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework.

These material weaknesses, if not remediated, create an increased risk of misstatement of the Company’s financial results, which, if material, may require future restatement thereof.

While we are actively engaged in remediation efforts as of the filing of this Annual Report, including the implementation of new policies, procedures, and controls, these efforts may not be successful, we may not be able to remediate all identified material weaknesses in a timely manner, and additional material weaknesses may be identified in the future. Failure to maintain effective internal control over financial reporting could result in additional errors or misstatements in our financial statements, impair our ability to accurately and timely report financial results, harm our reputation and investor confidence, limit our ability to access capital markets, subject us to additional regulatory scrutiny, and adversely affect our business, financial condition, and results of operations.

Effective internal control over financial reporting and related controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other substantial litigation and our business and operating results could be materially harmed.

Risks Related to Regulation

Current and future government regulations, particularly regulations relating to the sale of firearms and ammunition, may negatively impact the demand for products held for sale on our platform.

We operate in a complex regulatory and legal environment that could negatively impact the demand for our products and services and expose us to compliance and litigation risks, which could materially affect our operations and financial results. We are required to comply with a wide variety of laws, rules, and regulations that impose significant compliance requirements on our business, and more restrictive laws, rules and regulations may be adopted in the future. We are subject to the rules and regulations of the ATF, particularly with FFL compliance. If we fail to comply with ATF rules and regulations, the ATF may limit our growth or business activities, levy fines against us or revoke our license to do business. Our business and the business of all marketers of ammunition and firearms are also subject to numerous federal, state, local, and foreign laws, regulations, and protocols.

These laws may, and do, change, sometimes significantly, as a result of political, economic or social events. For instance, Colorado and Washington passed legislation that, among other things, raises the minimum age to purchase certain firearms from 18 to 21 and imposes multi-day waiting period on gun purchases. In addition, Florida has also raised the minimum age for firearms purchases to 21 with some exceptions, and in November 2022, the State of Oregon passed a ballot measure that bans purchases of magazines with a capacity of over ten rounds, and that, among other things, imposes complex permitting and training requirements for the purchases of firearms.

Over the past several years, bills have been introduced in the United States Congress that would restrict or prohibit the manufacture, transfer, importation or sale of certain calibers of handgun ammunition, impose a tax and import controls on bullets designed to penetrate bullet-proof vests, impose a special occupational tax and registration requirements on manufacturers of handgun ammunition and increase the tax on handgun ammunition in certain calibers. Because we carry these products, such legislation could, depending on its scope, materially harm sales on the Marketplace.

Additionally, state and local governments have proposed laws and regulations that, if enacted, would place additional restrictions on the manufacture, transfer, sale, purchase, acquisition, possession and use of firearms, ammunition and shooting-related products. For example, in response to mass shootings and other incidents in the United States, several states, such as California, Colorado, Connecticut, Florida, Illinois, Maryland, Minnesota, New Jersey, New York, Oregon, Virginia and Washington have enacted laws and regulations that limit access to and sale of certain firearms in ways more restrictive than federal laws. Other state or local governmental entities may continue to explore similar legislative or regulatory restrictions that could prohibit the manufacture, sale, purchase, possession or use of firearms and ammunition. In California, Connecticut and New York, mandatory screening of ammunition purchases is now required, as well as electronic record keeping that will be audited by the state. In addition, several states and the United States Congress have introduced microstamping legislation (that is, engraving the handgun’s serial number on the firing pin of new handguns) for certain firearms. Lastly, some states prohibit the sale of firearms without internal or external locking mechanisms, and several states are considering mandating certain design features on safety grounds, most of which would be applicable only to handguns. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, acquisition, possession or use of firearms, ammunition and shooting-related products.

The regulation of firearms, ammunition and shooting-related products may even become more restrictive in the future. Changes in these laws and regulations or additional regulations, particularly new laws or increased regulations regarding sales and ownership of firearms and ammunition, could cause the demand for and sales of products held for sale on our platform to decrease and could materially adversely impact our revenue and profitability. Sales of firearms represent a significant percentage of our transaction-fee based revenue. Substantial reduction in sales on our platform due to the establishment of new regulations could harm our operating results. Moreover, complying with increased or changed regulations could cause our operating expenses to increase.

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

Our certificate of incorporation, bylaws, and Delaware law contain certain provisions that may have the effect of deterring or discouraging, among other things, a non-negotiated tender or exchange offer for shares of Common Stock, a proxy contest for control of our company, the assumption of control of our company by a holder of a large block of Common Stock, and the removal of the management of our company. Such provisions also may have the effect of deterring or discouraging a transaction which might otherwise be beneficial to stockholders. Our certificate of incorporation also authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of Common Stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” Further, our Bylaws authorize our Board of Directors to fill vacancies on the Board of Directors, including as a result of newly created directorships. A majority of the remaining directors may elect a successor to fill any vacancies or newly created directorships. Such provisions could limit the price that investors might be willing to pay in the future for shares of our Common Stock and impede the ability of the stockholders to replace management.

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

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, holders of the Series A Preferred Stock will be entitled to receive any of our assets remaining only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We have incurred and may in the future incur substantial amounts of debt and other obligations that rank senior to the Series A Preferred Stock. At March 31, 2025, our total liabilities equaled approximately $75.3 million.

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

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, to be able to pay our debts as they become due in the usual course of business. Further, even if we meet this criterion, we still may not have sufficient cash to pay dividends on the Series A Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this report were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our preferred stock, including the Series A Preferred Stock, to pay our indebtedness or to fund our other liquidity needs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

As a publicly traded e-commerce outdoor company, we are acutely aware of the importance of robust cybersecurity measures in safeguarding our information assets, operational integrity, and reputation. Our approach to cybersecurity risk management is integrated into our broader risk management framework and overseen by our Board of Directors.

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

We regularly engage third-party experts to conduct information security testing, including penetration testing, on our systems and infrastructure. The Program undergoes periodic external assessments aligned with the National Institute of Standards and Technology Cybersecurity Framework and the Payment Card Industry Data Security Standard. This alignment helps us identify, assess, and manage cybersecurity risks relevant to our business.

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

We have experienced cybersecurity incidents in the ordinary course of business and will continue to experience risks from cybersecurity threats that could have a material adverse effect on our business strategy, results of operations, or financial condition. Although prior cybersecurity incidents have not had a material adverse effect on our business strategy, results of operations, or financial condition to date, any actual or perceived breach of our security could damage our reputation, adversely affect our operations, or subject us to third-party lawsuits, regulatory investigations and fines or other actions or liabilities, any of which could materially adversely affect our business strategy, results of operations, or financial condition. For more information on our cybersecurity related risks, see “Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss of sales.” and “A failure of our information technology systems, or an interruption in their operation due to internal or external factors including cyber-attacks, could have a material adverse effect on our business, financial condition or results of operations.” in Item 1A “Risk Factors” of this Annual Report.

ITEM 2. PROPERTIES

Our executive offices are located in Scottsdale, Arizona (“AZ”) where we lease approximately 21,000 square feet for approximately $25,000 per month. This space houses our principal executive, administration, and marketing functions.

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

On April 30, 2023, Steve Urvan filed suit in the Delaware Court of Chancery (the “Delaware Court”) against the Company, and certain Company directors, former directors, employees, former employees and consultants. At the time the lawsuit was filed, Mr. Urvan was a member of the Board of Directors and our largest stockholder. Mr.Urvan now serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Urvan’s claims included fraudulent inducement, unjust enrichment and violations of the Arizona Securities Act. The suit sought a court order for partial rescission of the Company’s acquisition of GunBroker.com in April 2021 and compensatory damages of not less than $140 million. On August 1, 2023, the Company filed a separate lawsuit against Mr. Urvan in the Delaware Court alleging, among other things, that Mr. Urvan committed fraud in connection with the sale of GunBroker to the Company, and that Mr. Urvan breached his indemnification obligations to the Company after the sale. On September 11, 2023, the Delaware Court consolidated the Company’s lawsuit against Mr. Urvan with Mr. Urvan’s lawsuit against the Company and the individual defendants (the "Delaware Litigation"). On May 21, 2025, the Company entered into a Settlement Agreement (the “Settlement Agreement”), by and among the Company, Speedlight Group I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Speedlight”), Mr. Urvan, and the following persons, each of whom serves or previously served on the Board of Directors: Richard R. Childress, Jared Smith, Fred W. Wagenhals and Russell Williams Wallace, Jr. (collectively, the “Legacy Directors”). The Settlement Agreement became effective as of 5:00 p.m. Eastern Time on May 30, 2025, pursuant to its terms. In accordance with the Settlement Agreement, on June 3, 2025, the Company, Speedlight, Mr. Urvan and the Legacy Directors filed a Stipulation of Voluntary Dismissal With Prejudice to dismiss, with prejudice, all claims asserted in the Delaware Litigation. For a description of other terms of the Settlement Agreement, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Settlement of Litigation”.

On December 6, 2023, Steve Urvan initiated a separate action against the Company in his capacity as director under 8 Del. C. § 220(d) to inspect certain of the Company’s books and records (the “Books and Records Action”). In the Books and Records Action, Mr. Urvan alleged that the Company wrongfully refused to provide him with access to certain categories of documents following demands that he made on the Company. On June 9, 2025, the Books and Records Action was dismissed pursuant to a Stipulation and Order of Dismissal.

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a GunBroker.com (“GunBroker.com”) for breach of contract (the “MN Action”). In the MN Action, DCP alleged that GunBroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleged $100 million in damages. On February 7, 2024, GunBroker.com removed the MN Action to the United States District Court for the District of Minnesota (Case No. 24-CV-00373-DWF-DTS). On February 14, 2024, GunBroker.com moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”). The court denied the Motion and GunBroker filed its Answer and Counterclaims. GunBroker denies the allegations in the MN Action, and it plans to vigorously defend the claims asserted against it. The parties’ initial disclosure statements were exchanged in August, 2024. The Company has, and will continue to, participate in the discovery process. The parties have retained expert witnesses who will supply expert testimony and reports. The Company expects this matter will be scheduled for trial in January 2026.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the Nasdaq Capital Market under the symbol “POWW”.

Holders of Common Equity

As of June 10, 2025, there were approximately 273 holders of record of the Common Stock. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

Dividend Information

We have never declared or paid dividends on our Common Stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we intend to retain any earnings in our business and therefore do not anticipate paying dividends in the foreseeable future. We paid preferred dividends on our Series A Preferred Stock in the amount of $3.0 million, $3.0 million, and $3.0 million for the years ended March 31, 2025, 2024, and 2023, respectively.

We currently have $0.1 million of unpaid accrued dividends on our Series A Preferred Stock as of March 31, 2025. Accordingly, we may not be able to declare a dividend on our Common Stock unless full cumulative dividends on the Series A Preferred Stock have been or contemporaneously are declared and paid or declared.

Transfer Agent

We have appointed Computershare Trust Company (“Computershare”) as the transfer agent for our Common Stock and Series A Preferred Stock. The principal office of Computershare is located at 150 Royall St, Canton, MA 02021, and its telephone number dedicated to Outdoor Holding Company customer service is (877) 373-6374.

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

The share repurchase program expired on February 6, 2025. Approximately 4.8 million shares were repurchased in total. Pursuant to the repurchase plan, the Company used $8.6 million to purchase shares with effectively $21.4 million unused at expiration.

There were no share repurchases under our repurchase program during the fourth quarter of the 2025 fiscal year.

Performance Graph

The following graph compares the cumulative total stockholder return of our Common Stock (Nasdaq: POWW) in comparison to the cumulative total return of the Nasdaq Capital Market Composite (“Nasdaq CMC”) and the Russell 2000 Index (“Russell 2000”) for the period from March 31, 2020 through March 31, 2025. The graph assumes an investment of $100 in our Common Stock and in each of the indexes on March 31, 2020. The calculation of cumulative stockholder return on the Nasdaq CMC and Russell 2000 include reinvestment of dividends, but the calculation of cumulative stockholder return on our Common Stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

ITEM 6. RESERVED

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements (prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and related notes included elsewhere in this Annual Report on Form 10-K(this "Form 10-K"). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Holding Company (formerly AMMO, Inc.) and its consolidated subsidiaries.

Recent Developments

Discontinued Operations

Outdoor Holding Company began its operations in 2017 as a vertically integrated producer of high-performance ammunition and premium components. Following the acquisition of the GunBroker.com business in 2021, the Company conducted operations through two operating and reportable segments, Ammunition and Marketplace. The Ammunition segment engaged in the design, production and marketing of ammunition, ammunition component and related products. The Marketplace segment consists of the GunBroker e-commerce marketplace, which, in its role as an auction site, supports the lawful sale of firearms, ammunition, and hunting/shooting accessories.

In fiscal 2025, we initiated a formal review of various strategic alternatives. This review resulted in the decision to sell the Ammunition segment. On January 20, 2025, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Olin Winchester, LLC (the “Buyer”), pursuant to which the Buyer agreed to (i) acquire all assets of our business of designing, manufacturing, marketing, distributing and selling ammunition and ammunition components (collectively, the “Ammunition Manufacturing Business”) along with certain assets related to the Ammunition Manufacturing Business, including the Ammunition Manufacturing Business’ dedicated manufacturing facility in Manitowoc, WI, and (ii) assume certain liabilities related to the Ammunition Manufacturing Business, for a gross purchase price of $75.0 million, subject to adjustments for estimated net working capital and real property costs and pro-rations (the “Transaction”). The Transaction closed on April 18, 2025. The net proceeds after all adjustments totaled approximately $42.9 million. On April 21, 2025, the Company changed its name from “AMMO, Inc.” to “Outdoor Holding Company”. As of January 20, 2025, the Ammunition segment met the held for sale and discontinued operations accounting criteria. For information on discontinued operations, refer to Note 2 to our consolidated financial statements under the caption “Assets Held for Sale and Discontinued Operations” and Note 4, "Discontinued Operations".

Settlement of Litigation

As described in Item 3, “Legal Proceedings”, in April 2023, Steven F. Urvan filed a lawsuit against the Company and certain of its directors, former directors, employees, former employees, and consultants, related to the Company’s acquisition of GunBroker.com and certain affiliated companies. At the time the lawsuit was filed, Mr. Urvan was a member of the Board of Directors and our largest stockholder. As described below, Mr. Urvan now serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. In May 2023, the Board of Directors established a special committee to address the litigation initiated by Mr. Urvan, as well as a separate lawsuit subsequently filed by the Company against Mr. Urvan (the lawsuit filed by Mr. Urvan together with the lawsuit filed by the Company, the “Delaware Litigation”). In the year ended March 31, 2025, we recorded an estimated liability of $29.1 million related to the Delaware Litigation.

On May 21, 2025, the Company entered into a Settlement Agreement (the “Settlement Agreement”), by and among the Company, Speedlight Group I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Speedlight”), Mr. Urvan, and the following persons, each of whom serves or previously served on the Board of Directors: Richard R. Childress, Jared Smith, Fred W. Wagenhals and Russell Williams Wallace, Jr. (collectively, the “Legacy Directors”). The Settlement Agreement became effective as of 5:00 p.m. Eastern Time on May 30, 2025, pursuant to its terms (the “Settlement Effective Date”). As a result and pursuant to the Settlement

Agreement, effective as of the Settlement Effective Date, (i) Jared Smith resigned as a member of the Board of Directors and from his position as the Chief Executive Officer of the Company and as an officer or member of each of the Company’s direct and indirect subsidiaries and (ii) Mr. Urvan was appointed as the Chief Executive Officer of the Company and as the Chairman of the Board of Directors. In addition, in accordance with the Settlement Agreement, on June 3, 2025, the Company, Speedlight, Mr. Urvan and the Legacy Directors filed a Stipulation of Voluntary Dismissal With Prejudice dismissing, with prejudice, all claims asserted in the Delaware Litigation.

As partial consideration for the settlement, on the Settlement Effective Date, the Company issued to an affiliated designee of Mr. Urvan, a warrant to purchase 7.0 million shares of Common Stock (the “Warrant”). The Warrant has a five-year term and an exercise price of $1.81 per share. Pursuant to the terms of the Warrant, the Warrant is exercisable at the holder’s discretion, in whole or in part, on or after the six-month anniversary of the Settlement Effective Date, subject to certain accelerated vesting in certain circumstances.

In addition to the Warrant, the Company issued to an affiliated designee of Mr. Urvan, (i) an unsecured promissory note in a principal amount of $12.0 million (“Note 1”) and (ii) an unsecured promissory note in a principal amount of $39.0 million (“Note 2” and together with Note 1, the “Notes”). Note 1 bears interest at 6.50% per annum (subject to a 2.00% increase during an event of default), which interest is payable to the holder annually on the anniversary of the Settlement Effective Date, beginning on the first anniversary of the Settlement Effective Date (each interest payment due date, an “Interest Payment Date”). Note 2 bears interest at a rate per annum equal to the applicable federal rate for long-term loans in effect on the Settlement Effective Date (subject to a 2.00% increase during an event of default), which is payable to the holder annually on the Interest Payment Date.

The unpaid principal balance of Note 1 and Note 2 and all accrued and unpaid interest thereon is due on the 12th and 10th anniversary, respectively, of the Settlement Effective Date. Pursuant to the terms of Note 1 and Note 2, the Company is required to make annual prepayments of $1.0 million (inclusive of accrued and unpaid interest then due and payable) and $1.95 million, respectively, to the holder on each Interest Payment Date. The Company has the right to prepay all or any part of the principal or interest of the Notes without penalty.

With respect to Note 2, the Company also has the option, at any time prior to the first anniversary of the Settlement Effective Date, to prepay all, but not less than all, of the then-outstanding principal amount of Note 2 and accrued and unpaid interest thereon in exchange for the issuance of a warrant (the “Additional Warrant”) to purchase 13.0 million shares of Common Stock (the “Additional Warrant Shares”), provided that the Company must first obtain stockholder approval of the issuance of the Additional Warrant and the Additional Warrant Shares pursuant to Nasdaq Listing Rule 5635. The Additional Warrant, if issued, would have a five-year term and an exercise price of $1.00 per share. Pursuant to the terms of the Additional Warrant, the Additional Warrant would be exercisable at the holder’s discretion, in whole or in part, on or after the first anniversary of the issuance date. Except with respect to the exercise price and the vesting date, the terms of the Additional Warrant and the Warrant are substantially similar.

Overview

Outdoor Holding Company, is the owner of the GunBroker Marketplace ("GunBroker" or the "Marketplace"), a leading online marketplace serving the firearms and shooting sports industries.

Through our Marketplace, we allow third party sellers to list items consisting of firearms, hunting gear, fishing equipment, outdoor gear, collectibles, and much more, while facilitating compliance with federal and state laws that govern the sale of firearms and other restricted items. This allows our base of over 8.4 million users to follow ownership policies and regulations through our network of over 32,000 federally licensed firearms dealers who serve as transfer agents. The nature and operation of the Marketplace as an online auction and sales platform also affords us a unique view into the total domestic market for the purpose of understanding sales trends at a granular level across all elements of the outdoor sports and shooting space. We generate revenue from marketplace fees, which includes auction revenue, compliance fee revenue,banner advertising campaign revenue and shipping revenue. Our vision is to expand the services on GunBroker and to become a peer to those in our industry. Recent expansions we have made to the platform include the following:

•
Enhanced Shopping Cart Experience: Buyers can now purchase multiple items from multiple sellers in a single checkout process, improving transaction flow and user convenience.
•
Improved Checkout for Auctions and Offers: Won auctions, accepted offers, and add-on items now flow through the cart checkout system providing a more seamless purchasing experience.

•
Outdoor Analytics: Formerly known as GunBroker Analytics, this tool provides participants, including sellers, manufacturers, and industry stakeholders with access to actionable insights based on the platform’s extensive transaction and listing data.
•
GunBroker Advertising: This service assists sellers, manufacturers and service providers in promoting their listings and businesses through targeted digital advertising. Offers include content development, promotional emails, and banner advertisements tailored to the outdoor and shooting sports communities.
•
New Homepage Redesign: We launched a fully re-imagined GunBroker.com homepage to deliver a more modern, intuitive, and efficient user experience. The redesign features enhanced visual layout, simplified navigation, dynamic promotional banners, and configurable widgets.
•
Manufacturer Rebates and Buy Links: GunBroker actively promotes manufacturer rebates through its website and email campaigns. Listings with qualifying Universal Product Codes are automatically included in these promotions. Additionally, we collaborate with manufacturers to feature direct purchase links on their websites, guiding customers to new items available on GunBroker.
•
Collector’s Elite Platform: This premium marketplace tier supports curated, high-value listings for rare and collectible firearms. Collector’s Elite offers sellers specialized exposure, and an exclusive listing format tailored to discerning buyers.
•
Financing Tools for Sellers: We introduced integrated financing options that enable sellers to offer flexible payment plans to qualified buyers, helping expand purchasing power and drive sales of higher-value items.

Results of Continuing Operations

Fiscal Year 2025 Compared to Fiscal Year 2024

The following table presents summarized financial information for the years ended March 31, 2025 and 2024, taken from our consolidated statements of operations:

	For the Year Ended
	March 31, 2025	March 31, 2024
Net revenues	$49,401,547	$53,942,076
Cost of revenues	6,468,031	7,660,541
Gross profit	42,933,516	46,281,535
Operating expenses	102,646,794	52,724,540
Loss from operations	(59,713,278)	(6,443,005)
Other income
Other income	778,120	144,537
Loss from continuing operations before income taxes	$(58,935,158)	$(6,298,468)
Provision (benefit) for income taxes	6,286,305	(948,292)
Net loss from continuing operations	$(65,221,463)	$(5,350,176)

Non-GAAP Financial Measures

We analyze operational and financial data to evaluate our business, allocate our resources, and assess our performance. In addition to total net sales, net loss, and other results under GAAP, the following information includes key operating metrics and non-GAAP financial measures that we use to evaluate our business. We believe that these measures are useful for period-to-period comparisons of the Company's performance. We have included these non-GAAP financial measures in this Annual Report because they are key measures management uses to evaluate our operational performance, produce future strategies for our operations, and make strategic decisions, including those relating to operating expenses and the allocation of our resources. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

Adjusted EBITDA

	For the Year Ended
	March 31, 2025	March 31, 2024

Reconciliation of GAAP net loss from continuing operations to Adjusted EBITDA
Net loss from continuing operations	$(65,221,463)	$(5,350,176)
Provision for income taxes	6,286,305	(948,292)
Depreciation and amortization	13,589,698	13,034,306
Interest expense, net	82,173	(318,984)
Employee stock awards	4,350,580	5,281,288
Common stock purchase options	123,936	430,458
Other income (expense), net	(860,293)	174,447
Acquisition and divestitures	1,493,069	-
Special Committee Investigation and restatement	8,639,147	-
SEC Investigation	9,923,892	7,205,968
Delaware Litigation settlement contingency	29,067,229	-
Delaware Litigation legal and professional fees	4,480,193	1,781,052
Other nonrecurring expenses(1)	3,298,399	2,676,486
Adjusted EBITDA	$15,252,865	$23,966,553
(1)
For the year ended March 31, 2025, other nonrecurring expenses consisted of a $3.2 million expense related to the Triton Settlement (see Note 2, "Summary of Significant Accounting Policies"). For the year ended March 31, 2024, other nonrecurring expenses consisted of settlement costs and the associated contingent liabilities and nonrecurring compliance expenses.

Adjusted EBITDA is a non-GAAP financial measure that displays our net loss from continuing operations, adjusted to eliminate the effect of certain items as described below. We define Adjusted EBITDA as net income (loss) from continuing operations excluding (i) provision or benefit for income taxes, (ii) depreciation and amortization, (iii) interest expense, net, (iv) share-based compensation expenses relating to employee stock awards and common stock purchase options, (v) other income (expense), net, (vi) expenses related to acquisition and divestitures, (vii) professional service and legal fees related to an investigation conducted by a special committee of the Board of Directors (the “Special Committee Investigation”) and (vii) other nonrecurring expenses, such as the contingent liability associated with the Delaware Litigation and professional service and legal fees related to the Delaware Litigation and the SEC Investigation.

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

Net Revenues

We generate revenue from marketplace fees, which includes auction revenue, compliance fee revenue, banner advertising campaign revenue and shipping revenue. Auction revenue consists of optional listing fees with variable pricing components based on customer options and final value fees based on a percentage of the final selling price of the listed item. Compliance fee revenue consists of fees charged to customers based on the final price of an item at the time of purchase. Banner advertising campaign revenue consists of fees charged for advertisement placement and impressions generated through the GunBroker website. Shipping revenue consists of fees for shipping of items sold on the GunBroker website.

Net revenues for the year ended March 31, 2025 decreased by $4.5 million, or 8.4%, from the prior year. This decrease was due to a decrease in gross merchandise sales generated from our Marketplace partially offset by a minor increase in our take rate. We believe the reduction in gross merchandise sales was a result of economic conditions and reduced discretionary spending among our customer base.

Cost of Revenues

Cost of revenues consists of costs associated with facilitating transactions on the GunBroker platform as well as advertising costs.

Cost of revenues decreased by approximately $1.2 million, or 15.6%, for the year ended March 31, 2025 compared to the year ended March 31, 2024. This decrease was the result of a reduction in advertising expenses as well as a decrease in credit card fees.

Gross Margin

Our gross margin, which measures our gross profit as a percentage of net revenues, increased to 86.9% during the year ended March 31, 2025 from 85.8% for the year ended March 31, 2024. This increase was primarily a result of our increased take rate.

Operating Expenses

Operating expenses consist of selling and marketing expenses, which include tradeshows and marketing expenses, corporate general and administrative expenses, which include legal and professional fees and as well as insurance and rent, employee salaries and related expenses, which include salaries, benefits and stock based compensation as well as depreciation and amortization expenses.

Operating expenses increased by approximately $49.9 million for the year ended March 31, 2025 compared to the year ended March 31, 2024. This increase was primarily due a $29.1 million contingency for the Delaware Litigation and a $14.1 million increase in legal and professional fees related to the restatement, the Special Committee Investigation, the SEC Investigation, and the Delaware Litigation as well as a $2.1 million increase in other legal and professional fees, $1.5 million in costs associated with acquisitions and divestitures and a $2.0 million increase in payments for director committee service.

Other Income and Expenses

For the year ended March 31, 2025, total other income was $0.8 million and was mainly comprised of interest earned on cash. Total other income of $0.1 million for the year ended March 31, 2024 was comprised of interest income on cash

Income Taxes

For the year ended March 31, 2025, we recorded a provision for federal and state income taxes of approximately $6.3 million compared to a benefit for federal and state income taxes of $0.9 million for the year ended March 31, 2024. The change in income taxes for the year ended March 31, 2025 was the result of recording a full valuation allowance against our deferred tax assets as we concluded it is more likely than not that the net deferred tax assets will not be realized.

Fiscal Year 2024 Compared to Fiscal Year 2023

Results of Continuing Operations

The following table presents summarized financial information for the years ended March 31, 2024 and 2023, taken from our consolidated statements of operations:

	For the Year Ended
	March 31, 2024	March 31, 2023
Net revenues	$53,942,076	$63,149,673
Cost of revenues	7,660,541	9,116,939
Gross profit	46,281,535	54,032,734
Operating expenses	52,724,540	51,665,474
Income (loss) from operations	(6,443,005)	2,367,260
Other income (expense)
Other income (expense)	144,537	(91,674)
Income (loss) from continuing operations before income taxes	$(6,298,468)	$2,275,586
Benefit for income taxes	(948,292)	(1,347,055)
Net income (loss) from continuing operations	$(5,350,176)	$3,622,641

Non-GAAP Financial Measures

Adjusted EBITDA

	For the	For the
	Year Ended	Year Ended
	March 31, 2024	March 31, 2023
Reconciliation of GAAP net income (loss) from continuing operations to Adjusted EBITDA
Net income (loss) from continuing operations	$(5,350,176)	$3,622,641
Provision for income taxes	(948,292)	(1,347,055)
Depreciation and amortization	13,034,306	12,700,436
Interest expense, net	(318,984)	77,806
Employee stock awards	5,281,288	10,128,236
Common stock purchase options	430,458	-
Warrants issued for services	-	427,639
Other income	174,447	13,868
Proxy contest fees	-	4,255,135
SEC Investigation	7,205,968	1,248,865
Delaware Litigation legal and professional fees	1,781,052	-
Other nonrecurring expenses(1)	2,676,486	-
Adjusted EBITDA	$23,966,553	$31,127,571
(1)
For the year ended March 31, 2024, other nonrecurring expenses consisted of settlement costs and the associated contingent liabilities and nonrecurring compliance expenses.

Net Revenues

Revenues for the year ended March 31, 2024 decreased by $9.2 million, or 14.6%, from the prior year as firearm purchases continued to normalize from the peaks realized during COVID.

Cost of Revenues

Cost of revenues decreased by $1.5 million, or 16.0%, for the year ended March 31, 2024 compared to the year ended March 31, 2023. This decrease was the result of lower gross merchandise sales.

Gross Margin

Our gross margin percentage remained relatively constant at 85% for the year ended March 31, 2024 and March 31, 2023.

Operating Expenses

Operating expenses consist of selling and marketing expenses, which include advertising, tradeshows, and marketing expenses, corporate general and administrative expenses, which include legal and professional fees and as well as insurance and rent, employee salaries and related expenses, which include salaries, benefits and stock based compensation as well as depreciation and amortization expenses.

Operating expenses increased by $1.1 million for the year ended March 31, 2024 compared to the prior year. This increase was primarily due to an increase in legal and professional fees partially offset by a decrease in salaries.

Other Income and Expense

Total other income of $0.1 million for the year ended March 31, 2024 was comprised of interest income on cash. Total other expense of $0.1 million for the year ended March 31, 2023 was primarily comprised of interest expense on the insurance note.

Income Taxes

For the year ended March 31, 2024, we recorded a benefit for federal and state income taxes of approximately $0.9 million compared to $1.3 million in the year ended March 31, 2023, as a result of an increase in deferred tax assets.

Loss from Discontinued Operations

Refer to Note 4, "Discontinued Operations" in the notes to the consolidated financial statements for information regarding the Ammunition Segment which is accounted for as discontinued operations.

Liquidity and Capital Resources

As of March 31, 2025, we had $30.2 million of cash and cash equivalents, a decrease of $25.4 million from $55.6 million of cash and cash equivalents as of March 31, 2024.

Working capital is summarized and compared as follows:

	March 31, 2025	March 31, 2024
Current assets	$72,148,138	$131,525,266
Current liabilities	62,092,917	30,975,049
	$10,055,221	$100,550,217

Liquidity

We expect existing working capital and cash flows from operations to be adequate to fund our operations over the next 12 months. Generally, we have financed operations to date through the proceeds of stock sales, bank financings, sales of equity and related-party notes. These sources have been adequate to fund our recurring cash expenditures including but not limited to our working capital requirements, capital expenditures to expand our operations, debt repayments, and acquisitions. In the longer-term, we intend to continue to use the aforementioned sources of funding for capital expenditures, debt repayments and any potential acquisitions.

Leases

We currently lease two locations that are used for our offices. As of March 31, 2025, we had $1.8 million of fixed lease payment obligations with $0.7 million payable within the next 12 months. As of March 31, 2024, we had $2.6 million of fixed lease payment obligations, with $0.7 million payable within the next 12 months. Please refer to Note 8, "Leases" for additional information.

Promissory Notes Issued in Settlement

On May 30, 2025, we issued Note 1 and Note 2 pursuant to the Settlement Agreement. The aggregate principal amount of Note 1 and Note 2 is $51.0 million, and we are required to make aggregate annual prepayments of $2.95 million beginning on May 30, 2026. See "Settlement Litigation" under Recent Developments above for additional information about Note 1 and Note 2.

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

We are obligated to pay to the Agent, for the ratable benefit of Lenders, an origination fee, prepayment fee, unused facility fee, collateral monitoring fee and Lender expenses.

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

As of March 31, 2025, we did not have an outstanding balance on the Revolving Loan.

On April 18, 2025, we entered into a Consent and Second Amendment to the Sunflower Agreement ("Sunflower Loan Amendment"). Pursuant to the Sunflower Loan Amendment, we and the Agent agreed to, among other things: (i) release the Agent’s security interest in all collateral securing our obligations under the Sunflower Agreement upon consummation of the sale of the Ammunition Manufacturing Business; (ii) reduce all amounts available under the Revolving Loan to zero dollars as of the effective date of the Sunflower Loan Amendment; (iii) enter into an Amended and Restated Revolving Line Promissory Note in the amount of $5.0 million, representing 100% of the Revolving Line Commitment (as defined in the Sunflower Agreement) available under the Sunflower Agreement, executed by the Company in favor of Agent as of the effective date of the Sunflower Loan Amendment; and (iv) certain other amendments to the Company's customary covenants and obligations under the Sunflower Agreement that only take effect in the event the Revolving Line Availability (as defined in the Sunflower Agreement) is greater than zero dollars.

Upon signing of the Sunflower Loan Amendment, the Revolving Line Availability was reduced to zero dollars and will remain at zero dollars unless we provide the Agent with a security interest in new collateral or otherwise further amends the Sunflower Agreement.

On May 13, 2025, the Company entered into a Third Amendment to the Sunflower Agreement (the “Third Sunflower Loan Amendment”. Pursuant to the Third Sunflower Loan Amendment, we and the Agent agreed to change the definitions in the Sunflower Agreement of: (i) “AMMO, Inc” to “Outdoor Holding Company,” (ii) “Ammo” to “OHC,” (iii) “AMMO TECHNOLOGIES, INC” to “OHC TECHNOLOGIES, INC,” and (iv) AMMO MUNITIONS, INC” to “OHC MUNITIONS, INC.”

Construction Loan

On October 14, 2021, we entered into a Construction Loan Agreement (the “Hiawatha Loan Agreement”) with Hiawatha National Bank to finance a portion of the construction costs of the Ammunition segment’s approximately 185,000 square foot Manitowoc, WI manufacturing facility (the “Construction Loan”).

As of March 31, 2025, the outstanding balance of the Construction Loan was $10.8 million. We made $240,937 and $257,425 in principal payments on the Construction Loan for the years ended March 31, 2025 and March 31, 2024, respectively.

In connection with the sale of the Ammunition segment in April 2025, the Construction Loan was paid in full on April 18, 2025.

Changes in cash flows are summarized as follows:

Operating Activities

For the year ended March 31, 2025, net cash used in operating activities was attributable to our net loss offset by an increase in accrued liabilities associated with the contingency for the potential settlement of the Delaware Litigation, non-cash depreciation and amortization expense and non-cash expense for employee stock awards, an increase in accounts payable due to an increase in invoices unpaid at the end of the year, an increase in deferred income taxes, partially offset by an increase in the valuation allowance on deferred income taxes.

For the year ended March 31, 2024, net cash provided by operating activities was attributable to non-cash transactions for depreciation and amortization and stock compensation expense for stock awards.

For the year ended March 31, 2023, net cash provided by operating activities was attributable to a reduction in accounts receivable and non-cash transactions for depreciation and amortization as well as stock-based compensation expense for stock awards offset by a decrease in accounts payable.

Investing Activities

During the year ended March 31, 2025, net cash used in investing activities consisted of $3.4 million related primarily to capitalized development costs related to our Marketplace.

During the year ended March 31, 2024, net cash used in investing activities consisted of $2.6 million related primarily to capitalized development costs related to our Marketplace.

During the year ended March 31, 2023, net cash used in investing activities consisted of approximately $1.8 million related primarily to capitalized development costs related to our Marketplace.

Financing Activities

During the year ended March 31, 2025, net cash used in financing activities consisted of $3.0 million of preferred stock dividends paid, $5.9 million used to repurchase shares of Common Stock pursuant to our repurchase plan (which included shares repurchased related to the Triton Settlement described in the Contingencies section of Note 2), and $0.7 million used to repurchase Common Stock to cover taxes on share awards issued to employees.

During the year ended March 31, 2024, net cash used in financing activities consisted of $3.2 million of insurance premium note payments, $3.0 million of preferred stock dividends paid, and $2.2 million used to repurchase shares of Common Stock pursuant to our repurchase plan partially offset by $0.1 million received from the exercise of warrants.

During the year ended March 31, 2023, net cash used in financing activities consisted of $3.0 million of preferred stock dividends paid, $2.1 million of insurance premium note payments and $0.5 million used to repurchase shares of Common Stock pursuant to our repurchase plan partially offset by $0.1 million of proceeds from warrants exercised for Common Stock.

Off-Balance Sheet Arrangements

As of March 31, 2025 and 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Estimates

Our critical accounting estimates are included in our significant accounting policies as described in Note 2 of the consolidated financial statements included in Item 8, Financial Statements and Supplemental Data, of this report. Those consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Critical accounting estimates are those that we believe are most important to the portrayal of our financial condition and results of operations. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are evaluated on an ongoing basis and are drawn from historical operations, current trends, future business plans and other factors that management believes are relevant at the time our consolidated financial statements are prepared. Actual results may differ from our estimates. Management believes that the following accounting estimates reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

Assets Held for Sales and Discontinued Operations

A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the business is available for immediate sale in its present condition and an active program to locate a buyer has been initiated. Additionally, the sale must be probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn. A business classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate. Assets held for sale are not further depreciated or amortized once such a determination is reached.

The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the consolidated statement of operations; and (iii) assets and liabilities are reported as held for sale in the consolidated balance sheets in the period in which the business is classified as held for sale.

The Board of Directors initiated a formal review of strategic alternatives for the Ammunition segment during the year ended March 31, 2025. This review of strategic alternatives resulted in the decision to sell the Ammunition segment. Accordingly, we concluded the assets of the Ammunition segment met the criteria for classification as held for sale. We determined the ultimate disposal will represent a strategic shift that will have a major effect on our operations and financial results. As such, the results of the Ammunition segment are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented and the assets and liabilities of the Ammunition segment have been reflected as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets for all periods presented. The Company has ceased depreciating and amortizing its long-lived assets for the Ammunition segment which primarily includes intangible assets and property and equipment. On January 20, 2025, we entered into the Asset Purchase Agreement with the Buyer, pursuant to which the Buyer agreed to (i) acquire the Ammunition Manufacturing Business along with certain assets related to the Ammunition Manufacturing Business, and (ii) assume certain liabilities related to the Ammunition Manufacturing Business, for a gross purchase price of $75.0 million, subject to customary adjustments for estimated net working capital and real property costs and pro-rations The Transaction closed on April 18, 2025. The net proceeds totaled approximately $42.9 million. The assets acquired, and the liabilities assumed by the Buyer were those primarily related to the Ammunition Manufacturing Business, including the Ammunition Manufacturing Business’ dedicated manufacturing facility in Manitowoc, WI.

We calculated an estimated loss on classification to held for sale of approximately $45.8 million, reflecting the write-down of the carrying value of the Ammunition segment to fair value less costs to sell. The fair value was determined by using market participant assumptions as there was an expected sale price for the business based on negotiations with the Buyer. Costs to sell included estimated incremental, direct costs incurred to transact the sale of the Ammunition segment. Refer to Note 4 to our consolidated financial statements for additional information.

Allowance for Credit Losses

We estimate our allowance for credit losses based on the collectability and age of the accounts receivable balances and categorization of customers that have similar financial condition.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization during the years ended March 31, 2025, 2024 and 2023, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Accordingly, the impairment of goodwill was not warranted for the years ended March 31, 2025 or 2024. As of March 31, 2025 and 2024, the Company had a goodwill carrying value of $90.9 million, all of which is assigned to the Marketplace segment.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”), which requires the recognition of the cost of employee, director and non-employee services received in exchange for an award of equity over the period the employee, director or non-employee is required to perform the services in exchange for the award. Stock-based compensation is measured based on the grant-date fair value of the award. Stock-based compensation is recognized on a straight-line basis over the vesting periods and forfeitures are recognized in the periods they occur. There were 1,269,106, 1,936,951 and 1,777,294 shares of common stock issued to employees, members of the Board of Directors, and members of our advisory committee for services for the years ended March 31, 2025, 2024 and 2023, respectively.

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

Overview

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

Based on the results of the Special Committee Investigation, our review of our financial records, and other work completed by our management, we restated our previously issued financial statements as of and for the quarter ended June 30, 2024, the fiscal years ended March 31, 2024, 2023 and 2022 and the quarters within the year ended March 31, 2024.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2025, due to the material weaknesses previously identified and disclosed in Amendment No. 2 to the Annual Report on Form 10-K for the year ended March 31, 2024 and listed below.

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

Management determined that the previously disclosed material weaknesses in its internal control over financial reporting processes that involve the control environment, information and communication, monitoring activities, and control activities components of the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) continue to exist at March 31, 2025, and specifically include:

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

Control Environment, Information and Communication, and Monitoring Activities:

•
Executive Communications to Reinforce Compliance – The Company’s recently appointed CEO and other executives, at the direction of the Board of Directors, have reinforced the importance of adherence to the Company’s policies and procedures regarding ethics and compliance and the importance of identifying misconduct and raising and communicating concerns. This reinforcement has occurred through email and employee newsletter communications, staff meetings, remarks given to senior management, as well as other employee forums, including mandatory ethics training. The Company’s CEO and other executives, at the direction of the Board of Directors, have prioritized the remediation of the previously disclosed material weaknesses and are evaluating additional compliance efforts required to achieve remediation status.
•
Organizational Enhancements – The Company has identified and continues to implement several organizational enhancements, as follows: (i) the identification and successful hiring of a Chief Financial Officer, who brings extensive knowledge across finance, strategy, and transformation; (ii)the identification and successful hiring of a Vice President of Accounting and External Reporting, who has the responsibility and authority to ensure that GAAP and accounting for complex or non-routine transactions that require specialized accounting are appropriately applied corporate-wide (iii) the enhancement of the Company’s organizational structure over all finance functions and an increase in the Company’s accounting personnel with the requisite knowledge, experience, and training in GAAP to ensure that a formalized process for determining, documenting, communicating, implementing and monitoring controls over the period-end financial close and reporting processes is maintained and proper segregation exists between the preparer and reviewer for select transactions, and (iv) enhancement of accounting policies and procedures related to journal entries, invoice approval, account reconciliations and variance thresholds.
•
Significant and Unusual Transactions - The Company continues to evaluate its practices related to significant non-recurring transactions and continues to implement improvements in those practices, including: (i) updating the process to address agreements with non-standard terms, including formalized review and approval (ii) more formalized practices for assessing the need for utilization of a third-party expert for unusual or complex transactions and (iii) the development of a more comprehensive review process and monitoring controls over significant transactions to ensure accurate accounting and the preparation of accounting memoranda.
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
•
Establishment of Disclosure Committee - In June 2024, the Company established a formal disclosure committee that includes key members of management that have responsibility for disclosure information necessary for periodic reports filed with the SEC. This committee has met, and will continue to meet, on an as-needed basis as well as prior to the Audit Committee meeting in which a Form 10-K, Form 10-Q or other relevant Exchange Act document will be approved and will conduct follow-up meetings as necessary. The meetings cover all significant events from the period being reported upon and supporting information. A charter was created governing the conduct of this committee, a formal agenda is distributed prior to each meeting, and minutes are maintained for each meeting.

Control Activities:

•
Implementation of New Accounting System – The Company has implemented a new accounting system intended to allow management to effectively design and implement appropriate general information technology and automated system controls, including system enforced segregation of duties. While the implementation of the new accounting system is complete, the previously reported material weakness for failure to maintain effectively designed Information Technology General Controls for one of the third-party information technology systems that supports the Company’s financial reporting process remains for the year ended March 31, 2025, as the superseded system was in place for the majority of the year. The Company continues to evaluate other systems and applications for additional controls. Management will also continue the rollout of IT remediation action plans, including developing an enhanced risk assessment process for third-party IT systems and implementation of IT monitoring procedures.
•
Implementation and Enhancement of Entity Wide Controls - The Company is in the process of enhancing existing entity-wide controls as a result of the control design remediation efforts and Audit Committee recommendations, and implementing the following new controls entity wide around the quarterly/annual financial reporting process:
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
▪
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

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act in Rule 13a-15(c) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the filing of this Annual Report, we continue to implement the changes and remediation plan described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Outdoor Holding Company

Opinion on Internal Control over Financial Reporting

We have audited Outdoor Holding Company’s (the “Company’s”) internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 financial statements, and this report does not affect our report dated June 16, 2025, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows of the Company, and our report dated June 16, 2025, expressed an unqualified opinion.

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

/s/ PANNELL KERR FORSTER OF TEXAS, P.C. Houston, Texas June 16, 2025

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this item is incorporated herein by reference to the Corporate Governance section in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to the Executive Compensation section in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to the Security Ownership of Certain Beneficial Owners and Management in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to the Corporate Governance section in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to Proposal 2 in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.
(b)
Exhibits

Other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or notes thereto. Certain agreements and instruments listed below were executed when the Company's name was "AMMO, Inc.", but the description below reflect our current name and the current names of our subsidiaries, as applicable.

		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1#	Amended and Restated Asset Purchase Agreement, dated March 14, 2019, by and among Jagemann Stamping Company and Enlight Group II, LLC.	8-K	2.1	03/18/2019
2.2#	Agreement and Plan of Merger, dated April 30, 2021, by and among Outdoor Holding Company, SpeedLight Group I, LLC, Gemini Direct Investments, LLC and Steven F. Urvan.	8-K	2.1	05/06/2021
2.3.1#†	Asset Purchase Agreement, dated January 20, 2025, by and among OHC Technologies, Inc., Enlight Group II, LLC, Firelight Group I, LLC, Outdoor Holding Company and Olin Winchester, LLC.	8-K	2.1	04/18/2025
2.3.2	First Amendment to the Asset Purchase Agreement, dated April 18, 2025 by and among OHC Technologies, Inc., Enlight Group II, LLC, Firelight Group I, LLC, Outdoor Holding Company and Olin Winchester, LLC.	8-K	2.2	04/18/2025
3.1	Amended and Restated Certificate of Incorporation, as amended through April 21, 2025.				X
3.2	Certificate of Designations with respect to the 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share, dated May 18, 2021.	8-K	3.1	5/21/2021
3.3	Bylaws.	8-K	3.03	02/09/2017
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
4.2	Form of Underwriters’ Warrant Agreement issued December 3, 2020.	8-K	4.1	12/04/2020
4.3	Form of Underwriters’ Warrant Agreement issued December 3, 2020.	S-3/A	4.1	08/20/2021
4.4	Purchase Warrant Issued to Eugene Webb, issued on February 17, 2021.	S-3/A	4.2	08/20/2021
4.5	Promissory Note issued by Outdoor Holding Company, Firelight Group I, LLC in favor of Hiawatha National Bank, dated October 14, 2021.	10-Q	4.1	02/14/2022
4.6.1	Form of Warrant in connection with Settlement Agreement.	8-K	10.2	05/28/2025
4.6.2	Form of Additional Warrant in connection with Settlement Agreement.	8-K	10.3	05/28/2025
10.1+	2017 Equity Incentive Plan, as amended.	S-8	4.1	03/30/2023
10.2+	Form of Stock Option Award Agreement under the 2017 Equity Incentive Plan.	s-8	4.2	10/25/2017
10.3+	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan.	S-8	4.3	10/25/2017
10.4+	Form of Stock Unit Award Agreement under the 2017 Equity Incentive Plan.	S-8	4.4	10/25/2017

10.5+	Employment Agreement, dated January 20, 2022, by and between Enlight Group II, LLC and James Mann.	10-K/A	10.12	07/29/2024
10.6+	Employment Agreement, dated July 1, 2022, by and between Outdoor Holding Company and Tod Wagenhals.	10-K/A	10.9	07/29/2024
10.7+	Employment Agreement, dated July 27, 2022, by and between Outdoor Holding Company, SpeedLight Group I, LLC and Beth Cross.	10-K/A	10.10	07/29/2024
10.8+	Employment Agreement, dated January 8, 2024, by and between Outdoor Holding Company and Paul Kasowski.	10-K/A	10.11	07/29/2024
10.9.1+	Executive Separation Agreement, dated September 19, 2024, by and between Outdoor Holding Company and Robert D. Wiley.	10-K/A	10.7.5	05/20/2025
10.9.2+	Addendum to Executive Separation Agreement, dated October 18, 2024, by and between Outdoor Holding Company and Robert D. Wiley.	10-K/A	10.7.6	05/20/2025
10.10+	Executive Separation Agreement dated March 14, 2025, by and between AMMO, Inc. and Anthony Tate.				X
10.11+	Executive Separation Agreement, dated April 8, 2025, by and between Outdoor Holding Company and Fred W. Wagenhals.	8-K	10.1	04/08/2025
10.12+	Executive Separation Agreement, dated May 21, 2025, by and between Outdoor Holding Company and Jared Smith.	8-K	10.7	05/28/2025
10.13+	Construction Loan Agreement by and among Outdoor Holding Company, Firelight Group I, LLC, and Hiawatha National Bank, dated October 14, 2021.	10-Q	10.1	02/14/2022
10.14.2	Voting Rights Agreement, dated April 30, 2021, by and between Outdoor Holding Company and Steven F. Urvan.	8-K	10.2	05/06/2021
10.14.3	Standstill Agreement, dated April 30, 2021, by and between Outdoor Holding Company and Steven F. Urvan.	8-K	10.3	05/06/2021
10.14.4	Investor Rights Agreement, dated April 30, 2021, by and between Outdoor Holding Company and Steven F. Urvan.	8-K	10.4	05/06/2021
10.15.1	Settlement Agreement, by and among Outdoor Holding Company, Steven F. Urvan and Susan T. Lokey, dated November 3, 2022.	8-K	10.1	11/07/2022
10.15.2	Amendment to Settlement Agreement, by and among Outdoor Holding Company, Steven F. Urvan and Susan T. Lokey, dated November 21, 2022.	8-K	10.1	11/22/2022
10.15.3	Amendment No. 2 to Settlement Agreement, dated May 21, 2025, by and between Outdoor Holding Company, Steven F. Urvan and Susan T. Lokey.	8-K	10.6	05/28/2025
10.16	Confidential Settlement Agreement and Mutual General Release, by and among Triton Value Partners, LLC, Donald Gasgarth, Paul Freischlag, Jr., Jeff Zwitter, Steven Urvan, TVP Investments LLC, Gunbroker.com, LLC, IA TECH, LLC, GB Investments, Inc. and Outdoor Holding Company, dated as of June 24, 2024.	8-K	10.1	06/28/2024
10.17	Settlement Agreement, dated May 21, 2025, by and among Outdoor Holding Company, Speedlight Group I, LLC, Richard R. Childress, Jared Smith, Steven F. Urvan, Fred W. Wagenhals, and Russell Williams Wallace, Jr.	8-K/A	10.1	05/30/2025
10.18.1#	Loan and Security Agreement by and between Outdoor Holding Company, other borrowers party to the Agreement and Sunflower Bank, N.A.	8-K	10.1	01/05/2024
10.18.2	Amendment to Loan and Security Agreement, dated December 31, 2024, by and among Outdoor Holding Company and Sunflower Bank, N.A.	10-K/A	10.20.2	05/20/2025
10.18.3	Consent and Second Amendment to Loan and Security Agreement, dated April 18, 2025, by and among Outdoor Holding Company and Sunflower Bank, N.A.	8-K	10.1	04/18/2025

10.18.4	Third Amendment to Loan and Security Agreement, dated May 13, 2025, by and among Outdoor Holding Company and Sunflower Bank, N. A.	8-K	10.1	05/19/2025
10.19	Letter of Credit, dated July 26, 2023, by and between Outdoor Holding Company and Northern Trust.	10-K/A	10.21	05/20/2025
10.20.1	Form of Note 1 in connection with Settlement Agreement.	8-K	10.4	05/28/2025
10.20.2	Form of Note 2 in connection with Settlement Agreement.	8-K	10.5	05/28/2025
19.1	Outdoor Holding Company Company Insider Trading Policy.	10-K/A	19.1	5/20/2025
21.1	Subsidiaries of the Company.				X
23.1	Consent of Pannell Kerr Forster of Texas, P.C Independent Registered Accounting Firm.				X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Outdoor Holding Company Nasdaq Executive Compensation Recovery Policy.	10-K/A	97.1	05/20/2025
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101				X

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

Outdoor Holding Company

	By:	/s/ Steven F. Urvan
Date: June 16, 2025		Steven F. Urvan, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul J. Kasowski
Date: June 16, 2025		Paul J. Kasowski, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven F. Urvan	Chief Executive Officer and Director (Principal Executive Officer)	June 16, 2025
Steven F. Urvan

/s/ Paul J. Kasowski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 16, 2025
Paul J. Kasowski

/s/ Richard Childress	Director	June 16, 2025
Richard Childress

/s/ Randy E. Luth	Director	June 16, 2025
Randy E. Luth

/s/ Christos Tsentas	Director	June 16, 2025
Christos Tsentas

/s/ Wayne Walker	Director	June 16, 2025
Wayne Walker

/s/ Russell W. Wallace Jr.	Director	June 16, 2025
Russell W. Wallace, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Outdoor Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Outdoor Holding Company and Subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2025 in conformity with U. S. Generally Accepted Accounting Principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 16, 2025, expressed an adverse opinion.

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

Settlement Valuation

The Company has recorded a settlement contingency of approximately $29.1 million as of March 31, 2025. As described in Note 2 to the financial statements, the Company monitors its exposure to contingencies on a regular basis and determined that the impending settlement of a certain lawsuit required the recording of a contingent liability. The Company’s calculations in performing this analysis requires management to make various judgments, assumptions, and estimates, the most significant of which include probabilities and discount rates. We identified the settlement valuation as a critical audit matter primarily because of the judgment involved in reviewing management’s estimates as well as the degree of subjectivity in evaluating audit evidence.

Our testing procedures to address this critical audit matter included, among others, the following:

•
Testing the design and operating effectiveness of the Company’s internal control over financial reporting applicable to management’s estimates;
•
Obtaining and evaluating third party valuation reports utilized by management in its valuation, along with the relevant information related to the settlement and evaluated management’s use of a specialist for such third party valuation reports; and
•
Evaluating, with the assistance of an auditor engaged specialist, the reasonableness of the third party valuation report and methodology used by management in its valuation, including related in puts, such as discount rates and probability of conversion, amongst others.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

We have served as the Company’s auditor since 2021.

Houston, Texas
June 16, 2025

OUTDOOR HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	March 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$30,227,796	$55,586,441
Accounts receivable, net	10,189,011	10,796,433
Prepaid expenses	1,233,611	1,495,224
Current assets held for sale	30,497,720	63,647,168
Total Current Assets	72,148,138	131,525,266

Equipment, net	6,477,684	4,538,038

Other Assets:
Deposits	83,278	27,244
Other intangible assets, net	98,891,767	111,013,201
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	1,466,026	2,000,093
Deferred income tax asset	-	4,407,491
Noncurrent assets held for sale	27,392,642	58,657,908
TOTAL ASSETS	$297,329,629	$403,039,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,079,577	$15,628,309
Accrued liabilities	37,413,636	2,854,196
Current portion of operating lease liability	519,522	479,651
Current liabilities held for sale	6,080,182	12,012,893
Total Current Liabilities	62,092,917	30,975,049

Long-term Liabilities:
Income tax payable	1,609,520	1,609,520
Operating lease liability, net of current portion	1,035,813	1,609,836
Noncurrent liabilities held for sale	10,564,816	10,795,079
Total Liabilities	75,303,066	44,989,484

Shareholders' Equity:
Series A cumulative perpetual preferred stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of March 31, 2025 and 2024, respectively	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized 118,744,093 and 120,531,507 shares issued and 116,814,190 and 119,181,067 outstanding at March 31, 2025 and 2024, respectively	116,816	119,181
Additional paid-in capital	434,335,782	430,525,824
Accumulated deficit	(203,862,034)	(69,923,398)
Treasury Stock	(8,565,401)	(2,673,156)
Total Shareholders' Equity	222,026,563	358,049,851
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$297,329,629	$403,039,335

The accompanying notes are an integral part of these consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2025	2024	2023

Net revenues	$49,401,547	$53,942,076	$63,149,673

Cost of revenues	6,468,031	7,660,541	9,116,939
Gross profit	42,933,516	46,281,535	54,032,734

Operating expenses
Selling and marketing	610,926	190,420	2,187,466
Corporate general and administrative	70,594,542	23,436,308	18,965,699
Employee salaries and related expenses	17,851,628	16,063,506	17,811,873
Depreciation and amortization expense	13,589,698	13,034,306	12,700,436
Total operating expenses	102,646,794	52,724,540	51,665,474
Income/(loss) from operations	(59,713,278)	(6,443,005)	2,367,260

Other expenses
Other income/(expense)	860,293	(174,447)	(13,868)
Interest expense	(82,173)	318,984	(77,806)
Total other income/(expense)	778,120	144,537	(91,674)

Income/(loss) before income taxes from continuing operations	(58,935,158)	(6,298,468)	2,275,586

Provision (benefit) for income taxes	6,286,305	(948,292)	(1,347,055)

Net income/(loss) from continuing operations	(65,221,463)	(5,350,176)	3,622,641

Preferred stock dividend	(3,105,036)	(3,122,049)	(3,105,034)

Net loss before discontinued operations	(68,326,499)	(8,472,225)	517,607

Loss from discontinued operations, net of tax	(65,612,137)	(11,243,433)	(12,389,327)

Net loss attributable to common stock shareholders	$(133,938,636)	$(19,715,658)	$(11,871,720)

Basic loss per share of common stock:
Continuing operations	$(0.58)	$(0.07)	$0.00
Discontinued operations	(0.56)	(0.10)	(0.11)
Total basic loss per share of common stock	$(1.14)	$(0.17)	$(0.11)

Diluted loss per share of common stock:
Continuing operations	$(0.58)	$(0.07)	$0.00
Discontinued operations	(0.56)	(0.10)	(0.11)
Total diluted loss per share of common stock	$(1.14)	$(0.17)	$(0.11)

Weighted average number of shares outstanding
Basic	117,642,232	118,249,486	117,177,885
Diluted	117,642,232	118,249,486	117,177,885

The accompanying notes are an integral part of these consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Shares
	Number	Par Value	Number	Par Value	Additional Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total
Balance as of March 31, 2022	1,400,000	$1,400	116,485,747	$116,487	$414,084,541	$(38,344,527)	$-	$375,857,901

Common stock issued for exercised warrants	-	-	200,003	200	101,306	-	-	101,506
Common stock issued for cashless warrant exercise	-	-	99,762	99	(99)	-	-	-
Employee stock awards	-	-	1,777,294	1,776	10,126,460	-	-	10,128,236
Warrants issued for services	-	-	-	-	427,639	-	-	427,639
Preferred stock dividends declared	-	-	-	-	-	(638,071)	-	(638,071)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,618)	-	(144,618)
Preferred stock dividend	-	-	-	-	-	(2,322,346)	-	(2,322,346)
Net Loss	-	-	-	-	-	(8,766,686)	-	(8,766,686)
Treasury shares purchased	-	-	(268,328)	(268)	-	-	(522,158)	(522,426)
Balance as of March 31, 2023	1,400,000	$1,400	118,294,478	$118,294	$424,739,847	$(50,216,248)	$(522,158)	$374,121,135

	Preferred Stock		Common Shares
	Number	Par Value	Number	Par Value	Additional Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total
Balance as of March 31, 2023	1,400,000	$1,400	118,294,478	$118,294	$424,739,847	$(50,216,248)	$(522,158)	$374,121,135

Common stock issued for exercised warrants	-	-	31,750	32	76,168	-	-	76,200
Employee stock awards	-	-	1,936,951	1,937	5,279,351	-	-	5,281,288
Common stock purchase options	-	-	-	-	430,458	-	-	430,458
Preferred stock dividends declared	-	-	-	-	-	(638,071)	-	(638,071)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,618)	-	(144,618)
Preferred stock dividend	-	-	-	-	-	(2,330,852)	-	(2,330,852)
Net loss	-	-	-	-	-	(16,593,609)	-	(16,593,609)
Treasury shares purchased	-	-	(1,082,112)	(1,082)	-	-	(2,150,998)	(2,152,080)
Balance as of March 31, 2024	1,400,000	$1,400	119,181,067	$119,181	$430,525,824	$(69,923,398)	$(2,673,156)	$358,049,851

(Continued)

OUTDOOR HOLDING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Shares
	Number	Par Value	Number	Par Value	Additional Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total
Balance as of March 31, 2024	1,400,000	$1,400	119,181,067	$119,181	$430,525,824	$(69,923,398)	$(2,673,156)	$358,049,851

Employee stock awards	-	-	1,490,832	1,493	4,349,089	-	-	4,350,582
Common stock purchase options	-	-	-	-	123,936	-	-	123,936
Repurchase of common shares (1)	-	-	(421,103)	(421)	(663,067)	-	-	(663,488)
Preferred stock dividends	-	-	-	-	-	(2,552,085)	-	(2,552,085)
Dividends accumulated on preferred stock	-	-	-	-	-	(552,951)	-	(552,951)
Net loss	-	-	-	-	-	(130,833,600)	-	(130,833,600)
Treasury shares purchased	-	-	(3,436,606)	(3,437)	-	-	(5,892,245)	(5,895,682)
Balance as of March 31, 2025	1,400,000	$1,400	116,814,190	$116,816	$434,335,782	$(203,862,034)	$(8,565,401)	$222,026,563

The accompanying notes are an integral part of these consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(130,833,600)	$(16,593,609)	$(8,766,686)
Loss from discontinued operations, net of tax	(65,612,137)	(11,243,433)	(12,389,327)
Net income (loss) from continuing operations	$(65,221,463)	$(5,350,176)	$3,622,641
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operations:
Depreciation and amortization	13,589,698	13,034,306	12,700,436
Employee stock awards	4,350,580	5,281,288	10,128,236
Gain on disposal of assets		263,290	-
Common stock purchase options	123,936	430,458	-
Allowance for doubtful accounts	637,789	401,585	-
Reduction in right of use asset	534,067	476,252	629,140
Warrant issued for services	-	-	213,819
Valuation allowance	(35,964,755)	-	-
Deferred income taxes	40,372,246	(3,811,735)	712,239
Changes in Current Assets and Liabilities	.
Accounts receivable	(30,367)	1,014,281	2,775,529
Due to (from) related parties	-	-	15,000
Prepaid expenses	261,613	3,674,454	1,881,046
Deposits	(56,034)	1,153,145	(1,000)
Accounts payable	2,451,268	1,142,140	(1,224,527)
Accrued liabilities	34,423,330	307,905	(500,705)
Operating lease liability	(534,152)	(499,448)	(647,480)
Net cash provided by (used in) operating activities - continuing operations	(5,062,244)	17,517,745	30,304,374
Cash flows from investing activities:
Purchase of property and equipment	(3,407,910)	(2,652,611)	(1,756,969)
Net cash used in investing activities - continuing operations	(3,407,910)	(2,652,611)	(1,756,969)
Cash flow from financing activities:
Payments on insurance premium note payment	-	(3,174,834)	(2,134,143)
Common stock issued for exercised warrants	-	76,200	101,506
Repurchase of common shares	(663,488)	-	-
Preferred stock dividends paid	(2,968,925)	(2,968,923)	(2,960,416)
Common stock repurchase plan	(5,895,682)	(2,152,080)	(522,426)
Net cash used in financing activities	(9,528,095)	(8,219,637)	(5,515,479)
Cash flow from discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	(5,043,716)	15,117,346	5,251,992
Net cash used in investing activities of discontinued operations	(2,075,743)	(5,372,154)	(10,784,356)
Net cash used in financing activities of discontinued operations	(240,937)	(438,275)	(1,147,010)
Net cash provided by (used in) discontinued operations	(7,360,396)	9,306,917	(6,679,374)
Net increase/(decrease) in cash	(25,358,645)	15,952,414	16,352,552
Cash, beginning of period	55,586,441	39,134,027	23,281,475
Restricted cash, beginning of period	-	500,000	-
Cash and restricted cash, end of period	$30,227,796	$55,586,441	$39,634,027
Restricted cash, end of period	$-	$-	$500,000
Cash, end of period	$30,227,796	$55,586,441	$39,134,027

(Continued)

OUTDOOR HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,

	2025	2024	2023
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$699,929	$667,063	$665,043
Income taxes	$-	$-	$1,302,811

Non-cash investing and financing activities:
Operating lease liability	$-	$1,214,711	$901,076
Note issued for insurance premium payment	$-	$1,056,199	$4,252,778
Dividends accumulated on preferred stock	$136,111	$144,618	$144,618

The accompanying notes are an integral part of these consolidated financial statements.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

Outdoor Holding Company ("Outdoor Holding," "we," "us," "our" or the "Company") began its operations in 2017 as a vertically integrated producer of high-performance ammunition and premium components. Following the acquisition of the GunBroker business ("GunBroker") in 2021, we conducted operations through two operating and reportable segments, Ammunition and Marketplace. The Ammunition segment engaged in the design, production and marketing of ammunition, ammunition components and related products. The Marketplace segment consists of the GunBroker e-commerce marketplace (“Marketplace”), which, in its role as an auction site, supports the lawful sale of firearms, ammunition, and hunting/shooting accessories. In addition, GunBroker helps provide the outdoors community with a state and federal compliant solution that connects buyers with sellers across the United States with local federally licensed firearm dealers.

Prior to the sale of the ammunition manufacturing business (see “Assets Held for Sale and Discontinued Operations” under Note 2), our Ammunition segment manufactured small arms ammunition and their components for the commercial, military, and law enforcement communities. Our manufacturing operations were based out of Manitowoc, Wisconsin ("WI"). We emphasized an American heritage by using predominantly American-made components and raw materials in our products that were produced, inspected, and packaged at our facility in Manitowoc, WI. Following the sale of the ammunition manufacturing business, the Company continues to operate its online Marketplace business.

The Company changed its name from AMMO, Inc. to Outdoor Holding Company on April 21, 2025.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Outdoor Holding Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Assets Held for Sale and Discontinued Operations

In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-20 “Discontinued Operations,” a business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the business is available for immediate sale in its present condition and an active program to locate a buyer has been initiated. Additionally, the sale must be probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn. A business classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate. Assets held for sale are not depreciated or amortized.

The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the consolidated statement of operations; and (iii) assets and liabilities are reported as held for sale in the consolidated balance sheets in the period in which the business is classified as held for sale.

During the year ended March 31, 2025, the Board of Directors initiated a formal review of strategic alternatives for the Company. This review of strategic alternatives resulted in the decision to sell the Company's Ammunition segment. The Company concluded the assets of the Ammunition segment met the criteria for classification as held for sale during the three months ended March 31, 2025. Additionally, the Company determined the ultimate disposal would represent a strategic shift that would have a major effect on the Company's operations and financial results. As such, the results of the Ammunition segment are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. The assets and liabilities of the Ammunition segment have been reflected as assets and liabilities held for sale in the accompanying consolidated balance sheets for all periods presented. The Company has ceased depreciating and amortizing its long-lived assets for the Ammunition segment which primarily include right-of-use assets, intangible assets and property and equipment. On January 20, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Olin Winchester, LLC (the “Buyer”), to sell the Ammunition segment assets and liabilities for consideration of $75.0 million, subject to customary adjustments for estimated net working capital and real property costs and pro-rations. The transaction was completed on April 18, 2025.

Unless otherwise noted, all amounts and disclosures included in these notes to consolidated financial statements reflect only the Company's continuing operations. Refer to Note 4 for additional details on discontinued operations.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Due to the declines in the value of our stock price and market capitalization during the years ended March 31, 2025, 2024 and 2023, we assessed qualitative factors to determine if it is more likely than not that the fair value of the Marketplace segment is less than its carrying amount. Accordingly, the impairment of goodwill was not warranted for the year ended March 31, 2025. As of March 31, 2025 and 2024, the Company had a goodwill carrying value of $90,870,094, all of which was assigned to the Marketplace segment.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment was recognized for the years ended March 31, 2025, 2024 and 2023 other than the impairment charges discussed in Note 4, "Discontinued Operations."

Revenue Recognition

We generate revenue from marketplace fees, which includes auction revenue, compliance fee revenue, payment processing revenue, and shipping revenue. We recognize revenue according to Accounting Standard Codification – Revenue from Contract with Customers (“ASC 606”). When the customer obtains control over the promised goods or services, we record revenue in the amount of consideration that we can expect to receive in exchange for those goods and services. We apply the following five-step model to determine revenue recognition:

•
Identification of a contract with a customer
•
Identification of the performance obligations in the contract
•
Determination of the transaction price
•
Allocation of the transaction price to the separate performance obligation
•
Recognition of revenue when performance obligations are satisfied

OUTDOOR HOLDING COMPANY

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

Marketplace fees are generated through our GunBroker online auction marketplace. Performance obligations are satisfied, and revenue is recognized, as follows:

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

Shipping revenue consists of fees charged to customers for shipping of sold items listed on the GunBroker website. The performance obligation is to ship the item sold as initiated by the customer. The price is set based on the third-party service provider selected to be used by the customer as well as the speed and location of shipment. Revenue is recognized at a point in time when the shipping label is printed.

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

For the years ended March 31, 2025, 2024, and 2023, no customers comprised more than 10% of total revenues. As of March 31, 2025 and 2024, no customers comprised more than 10% of accounts receivable.

Advertising Costs

Marketplace advertising costs are expensed as they are incurred and recorded in cost of revenues. For the years ended March 31, 2025, 2024 and 2023 we incurred advertising expenses of $413,461, $765,594, and $286,479, respectively.

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

OUTDOOR HOLDING COMPANY

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

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2025 and 2024, our bank account balances exceeded federally insured limits, however, we have not incurred losses related to these deposits.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Arbitration Case

During the year ended March 31, 2025, the Company was involved in one remaining arbitration case with a former employee. The arbitration involved an employee terminated for cause who was seeking contract wages and stock that was earned but clawed back upon his termination. The employee disputed that the termination was for-cause. In the arbitration, the Company first received a favorable ruling when the arbitrator partially granted summary judgment when he ruled that the employee had refused to return funds he received as reimbursement for invoices he never paid. The remaining claims went to an arbitration hearing in late September 2023. The arbitrator entered an interim award as well as supplemental briefing award fees. The arbitrator entered a final non-appealable order in June 2024 in which the employee received a total award of $857,742 comprised of the employee award of $459,723, attorneys' fees of $387,711 and arbitration costs of $10,309.

Delaware Litigation

On April 30, 2023, Steve Urvan filed suit in the Delaware Court of Chancery (the "Delaware Court") against the Company, and certain Outdoor Holding Company directors, former directors, employees, former employees and consultants. At the time the lawsuit was filed, Mr. Urvan was a member of the Board of Directors and our largest stockholder. As described in this Form 10-K, Mr. Urvan now serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Urvan’s claims include fraudulent inducement, unjust enrichment and violations of the Arizona Securities Act. The suit sought a court order for partial rescission of the Company’s acquisition of GunBroker.com and compensatory damages of not less than $140 million. On August 1, 2023, Outdoor Holding Company filed a separate lawsuit against Urvan in the Delaware Court alleging, among other things, that Urvan committed fraud in connection with the GunBroker.com sale, and that Urvan breached his indemnification obligations to Outdoor Holding Company after the sale. On September 11, 2023, the Delaware Court consolidated Outdoor Holding Company’s lawsuit against Urvan with Urvan’s lawsuit against Outdoor Holding Company and the individual defendants (the “Delaware Litigation”).

On December 20, 2024, the Board of Directors held a meeting during which it voted to pursue a settlement and voted to approve terms outlined in a non-binding term sheet. We recorded an estimated liability of $29.1 million during the year ended March 31, 2025. Please see Note 16, "Subsequent Events" for additional information regarding the Delaware Litigation.

The Books and Records Action

On December 6, 2023, Steve Urvan initiated a separate action against the Company in his capacity as director under 8 Del. C. § 220(d) to inspect certain of the Company’s books and records (the “Books and Records Action”). In the Books and Records Action, Mr. Urvan alleged that the Company wrongfully refused to provide him with access to certain categories of documents following demands that he made on the Company on March 3, 2023 and November 9, 2023. On April 9, 2024, the Company began producing documents in response to Mr. Urvan’s demands pursuant to a Stipulation and Order Governing the Company’s Document Productions. Please see Note 16, "Subsequent Events" for additional information regarding the Books and Records Action.

The MN Action

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a GunBroker.com (“GunBroker.com”) for breach of contract (the “MN Action”). In the MN Action, DCP alleges that GunBroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleges $100 million in damages. On February 7, 2024, GunBroker.com removed the MN Action to the United States District Court for the District of Minnesota. On February 14, 2024, GunBroker.com moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”). The court denied the Motion and GunBroker filed its Answer and Counterclaims. GunBroker denies the allegations in the MN Action, and it plans to vigorously defend the claims asserted against it. The parties’ initial disclosure statements were exchanged in August, 2024. The parties have since participated in document discovery and fact witness depositions. The Company expects this matter will be scheduled for trial in January, 2026. We cannot yet reasonably estimate a loss or range of loss that may arise from a resolution in the MN Action. The Company will continue to evaluate the status of the MN Action litigation to determine when it is probable that a loss will be incurred and when the amount of the loss is reasonably estimable.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities and Exchange Commission Investigation

The Company faces an inestimable loss contingency stemming from a pending investigation of the Staff of the Securities and Exchange Commission's ("SEC") Division of Enforcement (the "SEC Investigation"). The Company has produced documents responsive to document subpoenas and cooperated by, among other things, providing other information to the SEC Staff on a voluntary basis. The SEC Staff has significant discretion in conducting investigations, and therefore, the Company cannot predict the scope or outcome of the SEC Investigation. Based upon document subpoenas to the Company and other communications, it appears that the SEC Staff is investigating and will likely recommend that the SEC bring an enforcement action relating to the Company’s: (i) valuation of, and accounting for share-based compensation awards to employees, non-employee directors and other service providers, and issued in exchange for goods and services; (ii) capitalization of certain share issuance costs; (iii) disclosure of perquisites and the valuation of equity-based compensation paid to certain executives; (iv) disclosure of certain executive officers and related party transactions; and (v) disclosure concerning the calculation of Adjusted EBITDA. The SEC Staff have not issued a Wells Notice to the Company. If the SEC Staff issues a Wells Notice, the Company will have the opportunity to present factual evidence, legal arguments and mitigating circumstances to the SEC. If, notwithstanding the Company’s Wells submission, the SEC authorizes a civil enforcement action, the agency may seek injunctions, civil penalties or other relief, and the Company may incur additional legal and other professional fees in defending such action or negotiating a resolution. Given the ongoing nature and complexity of the SEC Investigation, we cannot yet reasonably estimate a loss or range of loss that may arise from its resolution. The Company will continue to evaluate the status of the investigation and any resolution negotiation to determine when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

We accrued for contingencies totaling approximately $29.1 million for the year ended March 31, 2025. There were no other known contingencies as of March 31, 2025 or 2024.

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires specific disclosures for equity securities subject to contractual sale restrictions. We adopted this ASU on April 1, 2024 and it did not have an impact on our financial results during the year ended March 31, 2025.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. Additionally, it requires that a public entity (1) disclose an amount for “other segment items” by reportable segment, (2) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, and (3) requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this proposed ASU and all existing segment disclosures in Topic 280. The amendments in this proposed ASU should be applied retrospectively to all prior periods presented in the financial statements. We adopted this ASU during our fiscal year ended March 31, 2025. Additional disclosures were added to Note 15, "Segments" to comply with the new requirements.

Recent Accounting Pronouncements

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

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	For the Year Ended March 31,
	2025	2024	2023
Numerator:
Net income/(loss) from continuing operations	$(65,221,463)	$(5,350,176)	$3,622,641
Less: Preferred stock dividends	(3,105,036)	(3,122,049)	(3,105,034)
Net income/(loss) before discontinued operations	(68,326,499)	(8,472,225)	517,607
Net loss from discontinued operations, net of tax	(65,612,137)	(11,243,433)	(12,389,327)
Net loss attributable to common stockholders	$(133,938,636)	$(19,715,658)	$(11,871,720)

Denominator:
Weighted average shares of common stock - Basic	117,642,232	118,249,486	117,177,885
Effect of dilutive common stock purchase warrants	-	-	-
Effect of dilutive equity incentive awards	-	-	-
Weighted average shares of common stock - Diluted	117,642,232	118,249,486	117,177,885

Basic loss per share attributable to common stockholders:
Continuing operations	$(0.58)	$(0.07)	$0.00
Discontinued operations	$(0.56)	$(0.10)	$(0.11)
Total basic loss per share attributable to common stockholders	$(1.14)	$(0.17)	$(0.11)

Diluted loss per share attributable to common stockholders:
Continuing operations	$(0.58)	$(0.07)	$0.00
Discontinued operations	$(0.56)	$(0.10)	$(0.11)
Total diluted loss per share attributable to common stockholders	$(1.14)	$(0.17)	$(0.11)

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders:

	For the Year Ended March 31,
	2025	2024	2023
Common stock options	275,000	175,000	-
Non-vested stock awards	215,196	1,540,524	2,204,659
Warrants	1,721,296	1,808,870	2,560,986
Total shares excluded from diluted net loss per share	2,211,492	3,524,394	4,765,645

NOTE 4- DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Board of Directors initiated a formal review of strategic alternatives for the Ammunition segment during the year ended March 31, 2025. This strategic alternatives review resulted in the decision to sell the Ammunition segment. Accordingly, the Company determined the assets of the Ammunition segment met the criteria for classification as held for sale. Additionally, the Company determined the ultimate disposal will represent a strategic shift that will have a major effect on our operations and financial results. As such, the results of the Ammunition segment are presented as discontinued operations in the accompanying consolidated statements of operations and consolidated statement of cash flows for all periods presented. The assets and liabilities of the Ammunition segment have been reflected as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets for all periods presented. Net proceeds are estimated to total approximately $42.9 million.

Refer to Note 2 under the caption “Assets Held for Sale and Discontinued Operations” for additional details on accounting criteria for held for sale and discontinued operations treatment.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Information of Discontinued Operations

Loss from discontinued operations, net of tax in the consolidated statements of operations reflects the after-tax results of the Ammunition segment and does not include any allocation of general corporate overhead expense or interest expense of the Company. The following table summarizes the results of operations of the Ammunition segment that are being reported as discontinued operations:

	For the Year Ended March 31,
	2025	2024	2023

Net revenues(1)	$74,867,419	$91,112,496	$128,290,128
Cost of revenues	83,079,531	94,818,546	126,961,549
Gross profit	(8,212,112)	(3,706,050)	1,328,579

Operating expenses
Selling and marketing	1,296,141	1,179,659	2,542,074
Corporate general and administrative	8,553,708	6,146,966	6,014,380
Employee salaries and related expenses	2,610,046	1,636,496	2,008,625
Depreciation and amortization expense	35,866	508,485	578,326
Total operating expenses	12,495,761	9,471,606	11,143,405
Loss from operations	(20,707,873)	(13,177,656)	(9,814,826)
Total other income/(expense)	(617,756)	(923,603)	(515,207)
Impairment of assets	(45,847,430)	-	-
Loss from discontinued operations before income taxes	(67,173,059)	(14,101,259)	(10,330,033)
Provision (benefit) for income taxes	(1,560,922)	(2,857,826)	2,059,294
Loss from discontinued operations, net of tax	$(65,612,137)	$(11,243,433)	$(12,389,327)

(1) Included in revenue for the years ended March 31, 2025, 2024 and 2023 are excise taxes of $4,972,452, $6,155,524 and $9,789,897, respectively.

The following table summarizes the Ammunition segment assets and liabilities classified as held for sale in the accompanying consolidated balance sheets:

	March 31, 2025	March 31, 2024
ASSETS
Accounts receivable, net	$8,778,545	$17,424,888
Inventories	21,520,796	45,563,334
Prepaid expenses	198,379	658,946
Equipment, net	25,983,100	53,544,002
Deposits	-	322,034
Patents, net	1,409,542	4,756,006
Other intangible assets, net	-	35,866
Total assets held for sale	$57,890,362	$122,305,076

LIABILITIES
Accounts payable	$2,513,533	$7,528,186
Accrued liabilities	3,280,449	4,211,248
Current portion of construction note payable	286,200	273,459
Contingent consideration payable	-	59,838
Construction note payable, net of unamortized issuance costs	10,564,816	10,735,241
Total liabilities held for sale	$16,644,998	$22,807,972

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of March 31, 2025, we determined that the fair value of the Ammunition segment, including costs to sell was lower than its carrying value and we recorded a $45.8 million impairment. The fair value of the Ammunition segment was estimated using the expected sale price as negotiated with the third party buyer.

Capital expenditures related to discontinued operations were $2.1 million, $5.4 million and $10.8 million for the years ended March 31, 2025, 2024, and 2023, respectively.

Impairment of Long-Lived Assets

During the year ended March 31, 2025, we determined that our Ammunition segment should be classified as held for sale. In connection with the reclassification of the segment's assets and liabilities, we recorded an impairment of $45.8 million. For the

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment charges, we performed an undiscounted cash flow analysis on the asset group and determined that net carrying values exceeded the estimated undiscounted future cash flows. We estimated the fair value of the asset group based on a discounted cash flow method and recorded an impairment for asset groups where the fair value was lower than its carrying value. The significant estimates used in the discounted cash flow methodology, which are based on level 3 inputs, include our expectations for projected cash flows to be generated from the asset group. The total impairment included a write-down of inventory of $16.9 million based on an analysis of liquidation values and obsolescence.

NOTE 5 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable

Our net accounts receivable are summarized as follows:

	March 31, 2025	March 31, 2024
Accounts receivable	$13,994,499	$13,800,818
Less: allowance for credit losses	(3,805,488)	(3,004,385)
Accounts receivable, net	$10,189,011	$10,796,433

The following presents a reconciliation of our allowance for credit losses for the periods presented:

April 1, 2023	$2,566,917
Increase in allowance	1,831,900
Write-off of uncollectible amounts	(1,394,432)
March 31, 2024	3,004,385
Increase in allowance	1,503,700
Write-off of uncollectible amounts	(702,597)
March 31, 2025	$3,805,488

Property and Equipment

Property and equipment consisted of the following at March 31, 2025 and March 31, 2024:

	March 31, 2025	March 31, 2024
Leasehold Improvements	$247,725	$247,725
Furniture and Fixtures	331,483	331,483
Software and Equipment	9,249,946	6,198,213
Construction in Progress	733,384	429,210
Total property and equipment	$10,562,538	$7,206,631
Less accumulated depreciation	(4,084,854)	(2,668,593)
Property and equipment, net	$6,477,684	$4,538,038

Depreciation expense for the years ended March 31, 2025, 2024, and 2023 totaled $1,378,619, $867,040, and $529,003, respectively, and was included in depreciation and amortization expenses in operating expenses on the consolidated statement of operations.

Accrued Liabilities

At March 31, 2025 and March 31, 2024, accrued liabilities were as follows:

	As of March 31,
	2025	2024
Accrued bonus program	$1,831,250	$786,885
Accrued professional fees	4,682,183	1,134,368
Accrued payroll	764,174	265,883
Other accruals	674,735	272,926
Income taxes payable	394,065	394,134
Accrued contingency	29,067,229	-
Accrued liabilities	$37,413,636	$2,854,196

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REVOLVING LOAN

On December 29, 2023, we entered into a Loan and Security Agreement (the “Sunflower Agreement”) by and among the Company and other borrowers party to the Agreement (collectively, the “Borrower”), the lenders party thereto (collectively, the “Lenders”) and Sunflower Bank, N.A., as administrative agent and collateral agent (the “Agent”). Capitalized terms used but not otherwise defined in this Note 7 have the same definitions given to such terms in the Sunflower Agreement. Under the terms of the Sunflower Agreement, the Lenders have provided to the Borrower a revolving loan in the principal amount of the lesser of (a) $20,000,000 (the “Total Commitment Amount”) and (b) the Borrowing Base (a formula based on certain amounts owed to Borrower for goods sold or services provided and eligible inventory) (the “Revolving Loan”). The proceeds of loans under the Sunflower Agreement may be used for working capital, general corporate purposes, Permitted Acquisitions, to pay fees and expenses incurred in connection with the Revolving Loan, to facilitate Borrower’s stock repurchase program and to fund Borrower’s general business requirements.

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

The Sunflower Agreement includes customary events of default (each, an “Event of Default”) that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, insolvency defaults, material judgment defaults, attachment defaults, subordinated debt default, guaranty defaults, and governmental approval defaults. Upon an Event of Default, all Obligations under the Sunflower Agreement shall bear interest at a rate equal to three percentage points above the interest rate applicable immediately prior to the occurrence of the Event of Default.

We did not have an outstanding balance on our Revolving Loan as of March 31, 2025.See Note 16, "Subsequent Events" for a description of subsequent amendments to the Revolving Loan.

NOTE 8 – LEASES

We lease office space in Scottsdale, AZ and Atlanta, GA under contracts we classify as operating leases. None of our leases are financing leases. The Scottsdale lease was extended through 2029 and does not include a renewal option. This extension resulted in an increase to our right of use assets on the consolidated balance sheet by $738,459 during the year ended March 31, 2024. We terminated our lease agreement in Marietta, GA during the year ended March 31, 2024 and decreased our right of use asset and operating lease liabilities on the consolidated balance sheet by $38,185.

Consolidated lease expense for the year ended March 31, 2025 was $656,674 including $653,420 of operating lease expense and $3,255 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Consolidated lease expense for the year ended March 31, 2024 was $663,826 including $642,105 of operating lease expense and $21,722 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Consolidated lease expense for the year ended March 31, 2023 was $881,171 including $861,777 of operating lease expense and $19,394 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.1 years and 10.0%, respectively, at March 31, 2025 and were 4.0 years and 10.0%, respectively, at March 31, 2024.

Future minimum lease payments under non-cancellable leases as of March 31, 2025 are as follows:

Years Ended March 31,
2026	$650,195
2027	564,681
2028	360,055
2029	242,595
Total Lease Payments	1,817,526
Less: Amount Representing Interest	(261,742)
Present value of lease liabilities	$1,555,784

NOTE 9 – RELATED PARTY TRANSACTIONS

Notes Payable

In June 2020, in connection with the settlement of disputes related to the Company’s acquisition of the casing division of Jagemann Stamping Company (“JSC”), the Company issued to JSC (i) a $5,803,800 promissory note (“Note A”) and (ii) a $2,635,797 promissory note (“Note B”). From March 2019 through March 16, 2021, JSC was a related party due to its ownership of greater than 5% of the Company’s outstanding Common Stock. In November 2020, the Company made a payment to JSC resulting in full repayment of Note A and partial repayment of Note B, following which the Company issued an amended Note B with a starting principal balance of $1,687,664 (“Amended Note B”). The Amended Note B principal balance carried a 9% per annum interest rate and was amortized equally over the thirty-six (36) month term.

As of March 31, 2023, the outstanding principal balance of Amended Note B was $180,850. The Company paid the remaining balance of Amended Note B during the year ended March 31, 2024. The Company recognized $1,788 and $48,665 in interest expense on Amended Note B during the years ended March 31, 2024 and 2023, respectively.

Other Transactions

Advisory Committee

During the year ended March 31, 2023, we issued 45,000 shares in the aggregate to advisory committee members for service for a total value of $245,250. During the year ended March 31, 2024, we issued 25,000 shares in the aggregate to our advisory committee members for service for a total value of $43,240.

Letter of Credit

Effective July 12, 2024, our $1.6 million letter of credit with Northern Trust for collateral for a bond related to a judgment assessed to GunBroker.com was extended until July 26, 2025. Effective July 26, 2024, our $1.6 million certificate of deposit with Northern Trust for security on the letter of credit was extended until July 28, 2025. The term of the certificate of deposit is twelve months and includes interest of approximately 5%. Per the terms of the merger agreement with Gemini, Mr. Urvan is required to pay or be liable for these losses.

Triton Settlement Agreement Payment

As a result of the contingency recognized for the Triton Settlement Agreement described in the Contingencies section of Note 2, we had recorded a receivable of $4,800,000. During the year ended March 31, 2025, we recognized the value of shares returned to the Company in lieu of the settlement payment. As of March 31, 2025, Mr. Urvan transferred the shares to the Company and they have been reclassified to treasury stock. Please refer to the description of the Triton Settlement Agreement in Note 2 for additional information.

Gemini Accounts Receivable

Through our acquisition of Gemini, a related party relationship was created through Mr. Urvan, by virtue of his ownership of entities that transact with Gemini. As of March 31, 2025 and 2024 there was $201,646 included in accounts receivable on the consolidated balance sheet from entities owned by Mr. Urvan.

Transactions Involving Chris Larson

After the initial filings of the Company’s Form 10-Ks for the years ended March 31, 2024, 2023 and 2022, the Company was made aware that Chris Larson had received undisclosed payments totaling $814,863 from a vendor from which the Company received

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2020, the Company entered into an agreement with Larson Building to serve as the general contractor for the construction of its Manitowoc, WI manufacturing facility. Larson Building is wholly owned by the brother of Chris Larson, who was an executive officer of the Company at the time. During the year ended March 31, 2023, the Company paid $14,584,805 to Larson Building in connection with this project.

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

We made $240,937 and $257,425 in principal payments for the years ended March 31, 2025 and 2024, respectively.

The Construction Loan is included in noncurrent liabilities held for sale as of March 31, 2025 and 2024 as it is related to the Ammunition segment. In connection with the sale of the Ammunition segment in April 2025, the Construction Loan was paid in full on April 18, 2025.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of the dividends paid on the Series A Preferred Stock in the year ended March 31, 2025:

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2024	May 31, 2024	March 15, 2024 - June 14, 2024	June 17, 2024	$782,634	$0.55902778
August 15, 2024	August 31, 2024	June 15, 2024 - September 14, 2024	September 15, 2024	782,639	0.55902778
November 15, 2024	November 30, 2024	September 15, 2024 - December 14, 2024	December 15, 2024	782,639	0.55902778
February 6, 2025	February 28, 2025	December 15, 2024 - March 14, 2025	March 15, 2025	765,625	0.54687500

Preferred dividends accumulated as of March 31, 2025 were $136,111.

The following is a summary of the dividends paid on the Series A Preferred Stock in the year ended March 31, 2024:

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2023	May 31, 2023	March 15, 2023 - June 14, 2023	June 15, 2023	$782,639	$0.55902778
August 15, 2023	August 31, 2023	June 15, 2023 - September 14, 2023	September 15, 2023	782,639	0.55902778
November 15, 2023	November 30, 2023	September 15, 2023 - December 14, 2023	December 15, 2023	774,132	0.55295140
February 6, 2024	February 29, 2024	December 15, 2023 - March 14, 2024	March 15, 2024	774,132	0.55295140

Preferred dividends accumulated as of March 31, 2024 were $144,618.

NOTE 12 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of Common Stock with a par value of $0.001 per share.

2017 Equity Incentive Plan

In October 2017, our Board of Directors of directors approved the 2017 Equity Incentive Plan ("2017 Plan"). Our 2017 Plan initially permitted the issuance of equity-based instruments covering up to a total of 485,000 shares of Common Stock. Our Board of Directors and stockholders approved an increase of 4,515,000 shares in October 2020 an additional increase of 1,000,000 shares in March 2023, and an additional increase of 3,000,000 shares in February 2024, bringing the total shares allowed under the plan to 9,000,000. As of March 31, 2025, there were 2,093,801 shares available to be issued under the 2017 Plan.

Warrants

We issued 200,003 shares to investors for exercised warrants valued for $101,506 in the year ended March 31, 2023. In addition, 99,762 shares were issued for cashless exercise of 100,000 warrants.

We issued 31,750 shares to investors for exercised warrants valued for $76,200 in the year ended March 31, 2024.

There were no warrants exercised during the year ended March 31, 2025.

At March 31, 2025 and 2024, outstanding and exercisable stock purchase warrants consisted of the following:

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2023	2,560,946	$2.46	1.59
Granted	—	—	—
Exercised	(31,750)	2.40	—
Forfeited or cancelled	(720,366)	3.19	—
Outstanding at March 31, 2024	1,808,830	$2.16	1.09
Exercisable at March 31, 2024	1,808,830	$2.16	1.09

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2024	1,808,830	$2.16	1.09
Granted	—	—	—
Exercised	—	—	—
Forfeited or cancelled	(87,574)	2.35	—
Outstanding at March 31, 2025	1,721,256	$2.03	0.84
Exercisable at March 31, 2025	1,721,256	$2.03	0.84

As of March 31, 2025, we had 1,721,256 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.01 per share until December 2026; (2) warrants to purchase 911 shares of Common Stock at an exercise price of $1.65 per share until April 2025; (3) warrants to purchase 59,034 shares of our Common Stock at an exercise price of $2.00 per share until October 2025; (4) warrants to purchase 675,000 shares of our Common Stock at an exercise price of $2.00 per share until February 2026; (5) warrants to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share until December 2025; and (6) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025.

Options Granted

During the year ended March 31, 2024, we granted stock options (“Options”) to purchase 400,000 shares of our Common Stock to our Chief Executive Officer, of which (i) 100,000 Options vested on the July 24, 2023, and (ii) 300,000 Options shall vest in equal quarterly installments of 25,000 over three years beginning on September 30, 2023. The Options shall (a) be exercisable at an exercise price per share equal to the closing market price of the Company’s Common Stock on the date of the grant, (b) have a term of ten years, and (c) be on such other terms as shall be determined by the Board of Directors (or the Compensation Committee of the Board of Directors) and set forth in a customary form of stock option agreement under the 2017 Plan. We recognized $123,935 and $430,457 in expense related to the Options for years ended March 31, 2025 and 2024, respectively.

Number of Options	400,000
Option Vesting Period	Up to 3 years
Per share grant price	$2.08
Dividend yield	-
Expected volatility	83.5%
Risk-free interest rate	4.13%
Expected life (years)	5.75
Weighted average fair value	$1.50

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our stock option activity during the years ended March 31, 2024 and 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Outstanding, April 1, 2023	-	$-	$-	-
Granted	400,000	2.08	1.50	10.00
Exercised	-	-	-	-
Canceled/Forfeited	-	-	-	-
Outstanding, March 31, 2024	400,000	2.08	1.50	9.32
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled/Forfeited	-	-	-	-
Outstanding, March 31, 2025	400,000	$2.08	$1.50	8.32

As of March 31, 2025, there was $48,728 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average vesting period of approximately 1.25 years. As of March 31, 2025 and 2024, there were 125,000 and 225,000 unvested stock options, respectively, with a grant date fair value of $1.50.

Stock Awards

A summary of stock award activity for the year ended March 31, 2025 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at April 1, 2024	1,540,525	$2.93
Granted	510,000	1.77
Vested	(1,585,329)	2.74
Forfeited	(250,000)	2.32
Outstanding at March 31, 2025	215,196	$2.24

A summary of stock award activity for the year ended March 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at April 1, 2023	2,204,659	$3.68
Granted	2,579,901	2.22
Vested	(1,371,849)	2.94
Forfeited	(1,872,186)	2.82
Outstanding at March 31, 2024	1,540,525	$2.93

As of March 31, 2025, there was $481,817 of unrecognized compensation expense related to unvested stock awards which is expected to be recognized over a weighted-average period of approximately 0.99 years.

As of March 31, 2024, there was $4,510,650 of unrecognized compensation expense related to unvested stock awards which is expected to be recognized over a weighted-average period of approximately 2.41 years.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES

The income tax (provision) benefit for the periods shown consist of the following:

	2025	2024	2023
Current
US Federal	$-	$-	$—
US State	-	-	—
Total current provision	-	-	—
Deferred
US Federal	(5,601,975)	(718,757)	(1,152,032)
US State	(1,556,266)	(229,535)	(195,023)
Total deferred benefit	(7,158,241)	(948,292)	(1,347,055)
Change in valuation allowance	13,444,546	-	—
Income tax (provision) benefit	$6,286,305	$(948,292)	$(1,347,055)

The reconciliation of income tax expense computed at the U.S. federal statutory rate of 21% to the income tax provision is as follows:

	2025	2024	2023
U.S. Federal	21.0%	21.0%	21.0%
State taxes, net of Federal income tax benefit	5.5%	5.6%	6.0%
Change in valuation allowance	(11.5)%	0.0%	0.0%
Employee stock awards	0.1%	(7.4)%	(33.3)%
Equity issuance costs	0.0%	0.0%	0.0%
Stock and warrants on note conversion	0.0%	0.0%	(1.9)%
Stock for services	0.0%	0.0%	0.0%
Non-deductible meals and entertainment	0.0%	(0.1)%	(0.4)%
Contingent consideration fair value	0.0%	0.1%	0.2%
Return to provision	0.0%	0.0%	0.0%
Other	0.0%	(0.4)%	(0.3)%
Total provision for income taxes	15.2%	18.7%	(8.8)%

The Company’s effective tax rates were 15.2%, 18.7% and (8.8%) for the years ended March 31, 2025, 2024 and 2023, respectively. Prior to the year ended March 31, 2022, we accumulated net operating losses in the amount of $61.5 million. These net operating losses created a deferred tax asset which carried a valuation allowance due to uncertainty regarding the timing and ability of the Company to utilize such losses against current income. During the year ended March 31, 2023, the Company generated significant taxable income which consumed $32.3 million of net operating loss carryforwards. This caused the release of the valuation allowance in the amount of $9.4 million. During the years ended March 31, 2025 and 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to employee stock awards and changes in valuation allowance. During the year ended March 31, 2025, the Company recorded a valuation allowance of $36.0 million due to uncertainty regarding the timing and utilization of losses in future periods.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	As of March 31,
	2025	2024
Deferred tax assets
Net operating loss carryforward	$16,557,351	$5,229,409
Loss on purchase	2,213,969	2,215,611
Impairment - Ammunition segment	12,398,990	-
Inventory capitalization - Section 263A	472,665	1,001,457
Bad debt allowance	1,045,220	973,565
Legal reserve settlement	7,978,747	-
Non qualified stock compensation expense	1,154,090	-
Other timing differences	481,036	297,195
Total deferred tax assets	$42,302,068	$9,717,237

Deferred tax liabilities
Depreciation expense	$(3,523,690)	$(3,580,271)
Change in estimate and accounting method	(699,392)	(699,910)
Amortization - intangible assets	(2,114,232)	(1,029,565)
Total deferred tax liabilities	(6,337,314)	(5,309,746)
Net deferred tax asset	$35,964,754	$4,407,491
Valuation allowance	(35,964,754)	-
Net deferred tax asset	$-	$4,407,491

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

The Company has evaluated tax positions taken by the Company as of March 31, 2025 and 2024 in accordance with the recognition and measurement framework within ASC No. 740-10, and has concluded that the benefits associated with certain tax positions should not be recognized on the financial statements. As such, the Company has recorded an additional income tax payable on the consolidated balance sheet of $1.6 million as of March 31, 2025 and 2024. Included within this amount is accrued penalties and interest of $0.3 million. The Company records penalties and interest associated with uncertain tax positions as a component of income tax expense.

The tax periods ended March 31, 2021, 2022, 2023, 2024 and 2025 are subject to audit by the Internal Revenue Service.

NOTE 14 – INTANGIBLE ASSETS

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

Total amortization expense of our intangible assets was $12,121,433, $12,167,266 and $12,700,436 for the years ended March 31, 2025, 2024, and 2023, respectively. During the year ended March 31, 2024, we disposed of an intangible asset resulting in a loss of $108,333, which is reflected in other (expense) income on the consolidated statement of operations.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consisted of the following:

		As of March 31,
	Life	2025	2024
Tradename	15	$76,532,389	$76,532,389
Customer List	10	65,252,802	65,252,802
Intellectual Property	10	4,224,442	4,224,442
Other Intangible Assets	5	357,747	357,747
Gross Intangibles Assets		146,367,380	146,367,380
Accumulated amortization – Intangible Assets		(47,475,613)	(35,354,179)
Net Intangible Assets		$98,891,767	$111,013,201

Annual estimated amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2026	$12,121,433
2027	12,055,846
2028	12,049,884
2029	12,049,884
2030	12,049,884
Thereafter	38,564,836
$98,891,767

NOTE 15 – SEGMENTS

We define our segments as those operations whose results our chief operating decision maker ("CODM") reviews to analyze performance and allocate resources. As described in Note 2 under the caption “Assets Held for Sale and Discontinued Operations,” as well as Note 4,"Discontinued Operations", effective as of the fourth quarter of fiscal 2025, the Company no longer reports the Ammunition segment; it now reports its financial performance based on one segment.

Our CODM is our chief executive officer. The CODM assesses the performance of the Company and decides how to allocate resources based on consolidated earnings before interest expense, income taxes, depreciation and amortization ("EBITDA"). The CODM uses consolidated EBITDA to analyze how profitable the business is, including reviewing in comparison to budget an in comparison to the prior year performance when making decisions on allocating capital and resources. Significant expense categories regularly provided to and reviewed by the CODM are those presented in the consolidated statement of operations.

Our CODM does not use asset book values in assessing performance or allocating resources for our operating segments and therefore this information is not disclosed.

The following table presents consolidated EBITDA for our reportable segment:

	For the Year Ended March 31,
	2025	2024	2023

Net revenues	$49,401,547	$53,942,076	$63,149,673
Cost of revenues	6,468,031	7,660,541	9,116,939
Selling and marketing	610,926	190,420	2,187,466
Corporate and administrative	70,594,542	23,436,308	18,965,699
Employee salaries and related expenses	17,851,628	16,063,506	17,811,873
Consolidated EBITDA	(46,123,580)	6,591,301	15,067,696
Adjustments and reconciling items:
Depreciation and amortization	(13,589,698)	(13,034,306)	(12,700,436)
Other income/(expense)	860,293	(174,447)	(13,868)
Interest expense	(82,173)	318,984	(77,806)
(Provision)/benefit for income taxes	(6,286,305)	948,292	1,347,055
Net income/(loss) from continuing operations	$(65,221,463)	$(5,350,176)	$3,622,641

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUBSEQUENT EVENTS

Olin Asset Purchase Agreement

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

The Transaction was completed on April 18, 2025. We recognized a gain on sale for the Transaction of $1.3 million.

Separation Agreements

Fred W. Wagenhals

On April 8, 2025, in connection with Fred W. Wagenhals’ resignation from his position as the Executive Chairman of the Company and as Chairman of the Board on April 4, 2025, the Company and Mr. Wagenhals entered into an Executive Separation Agreement, effective April 4, 2025, pursuant to which Mr. Wagenhals is entitled to receive certain separation benefits, including: (i) payment of all compensation and benefits to which Mr. Wagenhals is legally entitled under the Wagenhals Employment Agreement through April 4, 2025; (ii) a cash separation payment equal to $700,000, consisting of (a) a lump sum payment of $300,000 (an amount equal to nine months of Mr. Wagenhals’s annual base salary) and (b) an aggregate of $400,000 (an amount equal to 12 months of Mr. Wagenhals’s annual base salary) to be paid in substantially equal installments in accordance with the Company’s normal payroll practices; (iii) reimbursement for all reimbursable expenses due to Mr. Wagenhals under the Wagenhals Employment Agreement; and (iv) a lump sum payment equal to the value of Mr. Wagenhals’s accrued and unused vacation and paid time off balance.

Jared Smith

On May 21, 2025, the Company and Mr. Smith entered into an Executive Separation Agreement, which became effective as of 5:00 p.m. Eastern Time on May 30, 2025, pursuant to which Mr. Smith is, subject to his release of certain claims in favor of the Company (the “ADEA Release”), entitled to receive certain separation benefits, including: (i) payment of all compensation and benefits to which Mr. Smith is legally entitled under his employment agreement through May 30, 2025; (ii) a lump sum cash separation payment (the “Cash Severance Payment”) equal to $625,000 (an amount equal to 15 months of Mr. Smith’s annual base salary), which Cash Severance Payment will be paid on the Company’s first payroll date that occurs within a 15-day period following the Company’s receipt of the ADEA Release; (iii) reimbursement for all reimbursable expenses due to Mr. Smith under his employment agreement as of May 30, 2025; and (iv) a lump sum payment equal to the value of Mr. Smith’s accrued and unused vacation and paid time off balance as of May 30, 2025. The Company also agreed to pay premiums for extended health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for a period of 12 months for Mr. Smith and his family, or until Mr. Smith’s coverage otherwise terminates in accordance with COBRA or on account of Mr. Smith’s eligibility to receive coverage under a subsequent employer’s program.

Pursuant to Mr. Smith’s Executive Separation Agreement, Mr. Smith will be permitted to retain 100% of his nonqualified stock options and shares of Common Stock, including any remaining unvested shares and options, which immediately became vested and exercisable as of May 30, 2025, subject to the terms and conditions of the Company’s 2017 Equity Incentive Plan and any applicable award documentation with respect to such options, which terms and conditions include exercisability of the options for up to ten years after the original issuance date.

Sunflower Loan Amendments

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

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 13, 2025, the Company entered into a Third Amendment to Loan and Security Agreement (the “Third Sunflower Loan Amendment”) by and among the Borrower and Agent. The Third Sunflower Loan Amendment further amends the Sunflower Loan Agreement. Pursuant to the Third Sunflower Loan Amendment, the Borrower and the Agent agreed to change the definitions in the Sunflower Loan Agreement of: (i) “AMMO, Inc” to “Outdoor Holding Company,” (ii) “Ammo” to “OHC,” (iii) “AMMO TECHNOLOGIES, INC” to “OHC TECHNOLOGIES, INC,” and (iv) AMMO MUNITIONS, INC” to “OHC MUNITIONS, INC.”

Delaware Litigation Settlement

On May 21, 2025, the Company entered into a Settlement Agreement (the “Settlement Agreement”), by and among the Company, Speedlight Group I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Speedlight”), Mr. Urvan, and the following persons, each of whom serves or previously served on the Board of Directors: Richard R. Childress, Jared Smith, Fred W. Wagenhals and Russell Williams Wallace, Jr. (collectively, the “Legacy Directors”). The Settlement Agreement became effective as of 5:00 p.m. Eastern Time on May 30, 2025, pursuant to its terms (the “Settlement Effective Date”). As a result and pursuant to the Settlement Agreement, effective as of the Settlement Effective Date, (i) Jared Smith resigned as a member of the Board of Directors and from his position as the Chief Executive Officer of the Company and as an officer or member of each of the Company’s direct and indirect subsidiaries and (ii) Mr. Urvan was appointed as the Chief Executive Officer of the Company and as the Chairman of the Board of Directors. In addition, in accordance with the Settlement Agreement, on June 3, 2025, the Company, Speedlight, Mr. Urvan and the Legacy Directors filed a Stipulation of Voluntary Dismissal With Prejudice to dismiss, with prejudice, all claims asserted in the Delaware Litigation.

Issuance of Warrant

As partial consideration for the settlement, on the Settlement Effective Date, the Company issued an affiliated designee of Urvan, a warrant (the “Warrant”) to purchase 7.0 million shares (the “Warrant Shares”) of Common Stock. The Warrant has a five-year term and an exercise price of $1.81 per share. Pursuant to the terms of the Warrant, the Warrant is exercisable at the holder’s discretion, in whole or in part, on or after November 30, 2025, provided that the Warrant automatically vests and becomes exercisable in certain circumstances, such as bankruptcy, liquidation, termination of the business or other similar events, as well as upon consummation of any Extraordinary Transaction (as defined in the Warrant).

Pursuant to the terms of the Warrant, the Warrant Shares may not, subject to certain exceptions, be sold, assigned, transferred or otherwise distributed without prior approval from a majority of the disinterested and independent members of the Board of Directors, provided that on each of the first three anniversaries of the Settlement Effective Date, the holder may transfer 25% of the total issuable shares under the Warrant.

Issuance of Unsecured Promissory Notes

Pursuant to the Settlement Agreement, the Company also issued to Mr. Urvan's affiliated designee, an unsecured promissory note on the Settlement Effective Date for a principal amount of $12.0 million (“Note 1”). Note 1 bears interest at 6.50% per annum (subject to a 2.00% increase during an event of default), which interest is payable to the holder annually on the anniversary of the Settlement Effective Date, beginning on the first anniversary of the Settlement Effective Date (each interest payment due date, an “Interest Payment Date”). The unpaid principal balance of Note 1 and all accrued and unpaid interest thereon is due on the 12th anniversary of the Settlement Effective Date (the “Note 1 Maturity Date”).

Pursuant to the terms of Note 1, the Company is required to make annual prepayments such that $1,000,000 (inclusive of accrued and unpaid interest then due and payable) is paid to the holder on each Interest Payment Date. The Company has the right to prepay, prior to the Note 1 Maturity Date, all or any part of the principal or interest of Note 1 without penalty. In addition, the holder may not request early repayment of Note 1 prior to May 30, 2027. Any optional prepayment by the Company must be approved by a majority vote of the independent and disinterested members of the Board of Directors as then constituted.

Pursuant to the Settlement Agreement, the Company issued to Mr. Urvan's affiliated designee, an unsecured promissory note in a principal amount of $39.0 million (“Note 2” and together with Note 1, the “Notes”) on the Effective Date. Note 2 bears interest at a rate per annum equal to the applicable federal rate for long-term loans in effect on the Effective Date (subject to a 2.00% increase during an event of default), which is payable to the holder annually on the Interest Payment Date. The unpaid principal balance of Note 2 and

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

all accrued and unpaid interest thereon is due on the 10th anniversary of the Effective Date (the “Note 2 Maturity Date”)

Pursuant to the terms of Note 2, the Company is required to make annual prepayments of the outstanding principal amount on Note 2 equal to $1.95 million on each Interest Payment Date. The Company has the right to prepay, prior to the Note 2 Maturity Date, all or any part of the principal or interest of Note 2 without penalty. In addition, the holder may not request early repayment of Note 2 prior to May 30, 2027. The Company also has the option, at any time prior to May 30, 2026(unless extended by mutual consent of the holder and the Company), to prepay all, but not less than all, of the then-outstanding principal amount of Note 2 and accrued and unpaid interest thereon in exchange for the issuance of a warrant (the “Additional Warrant”) to purchase 13.0 million shares of Common Stock (the “Additional Warrant Shares”), provided that the Company must first obtain stockholder approval of the issuance of the Additional Warrant and the Additional Warrant Shares pursuant to Nasdaq Listing Rule 5635. Upon issuance of the Additional Warrant, all remaining obligations under Note 2 would be deemed satisfied with the same force and effect as a prepayment of all principal and accrued and unpaid interest under Note 2. Any optional prepayment by the Company, whether in cash or by issuance of the Additional Warrant, must be approved by a majority vote of the independent and disinterested members of the Board of Directors as then constituted.

The Additional Warrant, if issued, would have a five-year term and an exercise price of $1.00 per share. Pursuant to the terms of the Additional Warrant, the Additional Warrant would be exercisable at the holder’s discretion, in whole or in part, on or after the first anniversary of the issuance date. Except with respect to the exercise price and the vesting date, the terms of the Additional Warrant and the Warrant are substantially similar.

The Notes also include events of default customary for arrangements of this type, including, among other things, non-payment, bankruptcy and insolvency. The occurrence and continuance of an event of default could result in the acceleration of the obligations under the Notes.

Other Provisions of the Settlement Agreement

Pursuant to the Settlement Agreement, for a period of three years from the Settlement Effective Date (the “Standstill Period”), each of the Legacy Directors agreed to appear at all annual and special meetings of stockholders and to vote their shares beneficially owned as of the Settlement Effective Date in accordance with the Board of Director’s recommendations with respect to director elections and other proposals submitted by the Company or by a stockholder. In addition, during the Standstill Period, the Legacy Directors agreed to certain standstill provisions relating to proxy solicitations for, among other things, director nominations and extraordinary transactions.

The Settlement Agreement also includes a release of claims (i) by the Company against Urvan, (ii) by Urvan against the Company, (iii) by Urvan against the Legacy Directors and (iv) by the Legacy Directors against Urvan. The Settlement Agreement contains customary representations, warranties and obligations of the parties, including, among others, certain non-disparagement and confidentiality covenants.

Dismissal of Books and Records Action

On June 6, 2025, Mr. Urvan and the Company filed a Stipulation and (Proposed) Order of Dismissal in the Books and Records Action. The court subsequently issued an order granting the motion and dismissing the Books and Records Action.

Accounting for the Settlement Agreement

We evaluated the accounting for the Warrant and Notes 1 and 2. We evaluated the Warrant in accordance with ASC 480, Distinguishing Liabilities from Equity, and determined the Warrant meets the equity classification and will be recorded in additional paid-in capital in the consolidated balance sheet during the three months ended June 30, 2025. The Warrant was valued using a Black-Scholes model and determined to have a value of $7,094,926. Notes 1 and 2 were evaluated in accordance with ASC 470, Debt and ASC 815, Derivatives and Hedging. Note 1 will be recognized at a value of $9,866,679, net of discount on issuance and be recorded as a note payable on the consolidated balance sheet. Note 2 will be recognized at a value of $12,105,624, net of discount at issuance and be recorded as a note payable on the consolidated balance sheet.