Form 10-Q
period 2025-06-30
Outdoor Holding Co
filed 2025-08-08
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, there were 117,110,827 shares outstanding of the registrant’s common stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$63,363,812	$30,227,796
Accounts receivable, net	8,948,448	10,189,011
Prepaid expenses	2,173,915	1,233,611
Current assets - discontinued operations	-	30,497,720
Total Current Assets	74,486,175	72,148,138

Equipment, net	6,885,713	6,477,684

Other Assets:
Deposits	83,278	83,278
Other intangible assets, net	95,861,409	98,891,767
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	1,280,653	1,466,026
Noncurrent assets - discontinued operations	-	27,392,642
TOTAL ASSETS	$269,467,322	$297,329,629

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,178,234	$18,079,577
Accrued liabilities	5,708,093	37,413,636
Current portion of operating lease liability	436,000	519,522
Notes payable - related parties, current portion	403,300	-
Current liabilities - discontinued operations	-	6,080,182
Total Current Liabilities	22,725,627	62,092,917

Long-term Liabilities:
Notes payable - related parties, net of $28,891,592 of debt discounts	21,705,108	-
Income tax payable	1,609,520	1,609,520
Operating lease liability, net of current portion	921,412	1,035,813
Noncurrent liabilities - discontinued operations	-	10,564,816
Total Liabilities	46,961,667	75,303,066

Contingencies (Note 14)

Shareholders' Equity:
Series A cumulative perpetual preferred stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of June 30, 2025 and March 31, 2025	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized; 119,040,730 and 118,744,093 shares issued and 117,110,827 and 116,814,190 outstanding at June 30, 2025 and March 31, 2025, respectively	117,113	116,816
Additional paid-in capital	442,047,037	434,335,782
Accumulated deficit	(211,094,494)	(203,862,034)
Treasury stock, at cost	(8,565,401)	(8,565,401)
Total Shareholders' Equity	222,505,655	222,026,563
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$269,467,322	$297,329,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2025	2024

Net revenues	11,857,376	12,281,991
Cost of revenues	1,522,398	1,744,790
Gross Profit	10,334,978	10,537,201

Operating Expenses
Selling and marketing	56,531	83,404
Corporate general and administrative	7,337,936	8,632,953
Employee salaries and related expenses	5,441,165	4,710,406
Depreciation and amortization expense	3,510,021	3,345,803
Total operating expenses	16,345,653	16,772,566
Loss from Operations	(6,010,675)	(6,235,365)

Other Income (Expense)
Other income	496,312	252,232
Interest expense	(348,330)	(45,478)
Total other income	147,982	206,754

Loss before income taxes from continuing operations	(5,862,693)	(6,028,611)

Provision for income taxes	-	5,968,414

Net loss from continuing operations	(5,862,693)	(11,997,025)

Preferred stock dividend	(774,132)	(774,132)

Net loss before discontinued operations	(6,636,825)	(12,771,157)

Loss from discontinued operations, net of tax	(595,634)	(2,762,950)

Net loss attributable to common stock shareholders	$(7,232,459)	$(15,534,107)

Basic loss per share of common stock:
Continuing operations	$(0.06)	$(0.11)
Discontinued operations	(0.00)	(0.02)
Total basic loss per share of common stock	$(0.06)	$(0.13)
Diluted loss per share of common stock:
Continuing operations	$(0.06)	$(0.11)
Discontinued operations	(0.00)	(0.02)
Total diluted loss per share of common stock	$(0.06)	$(0.13)
Weighted average number of shares outstanding
Basic	116,841,148	119,105,502
Diluted	116,841,148	119,105,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total
Balance as of March 31, 2025	1,400,000	$1,400	116,814,190	$116,816	$434,335,782	$(203,862,034)	$(8,565,401)	$222,026,563

Stock based compensation	-	-	426,248	427	787,399	-	-	787,826
Warrants issued for legal settlement	-	-	-	-	7,094,926	-	-	7,094,926
Repurchase of common shares (1)	-	-	(129,611)	(130)	(171,070)	-	-	(171,200)
Preferred stock dividends	-	-	-	-	-	(638,022)	-	(638,022)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,111)	-	(136,111)
Net loss	-	-	-	-	-	(6,458,327)	-	(6,458,327)
Balance as of June 30, 2025	1,400,000	$1,400	117,110,827	$117,113	$442,047,037	$(211,094,494)	$(8,565,401)	$222,505,655

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total
Balance as of March 31, 2024	1,400,000	$1,400	119,181,067	$119,181	$430,525,824	$(69,923,398)	$(2,673,156)	$358,049,851

Stock based compensation	-	-	360,833	361	1,435,677	-	-	1,436,038
Repurchase of common shares (1)	-	-	(205,704)	(206)	(365,959)	-	-	(366,165)
Preferred stock dividends	-	-	-	-	-	(638,022)	-	(638,022)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,111)	-	(136,111)
Net loss	-	-	-	-	-	(14,759,975)	-	(14,759,975)
Treasury shares purchased	-	-	(579,463)	(579)	-	-	(1,095,101)	(1,095,680)
Balance as of June 30, 2024	1,400,000	$1,400	118,756,733	$118,757	$431,595,542	$(85,457,506)	$(3,768,257)	$342,489,936
(1)
The Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on common shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2025	2024

Cash flow from operating activities:
Net loss	$(6,458,327)	$(14,759,975)
Loss from discontinued operations, net of tax	(595,634)	(2,762,950)
Net loss from continuing operations	$(5,862,693)	$(11,997,025)
Adjustments to reconcile net loss to net cash provided by/(used in) operations:
Depreciation and amortization	3,510,021	3,345,804
Debt discount amortization	136,105	-
Stock based compensation	787,826	1,436,038
Loss on disposal of assets	2,108	-
Allowance for credit losses	209,215	65,351
Reduction in right of use asset	185,373	174,529
Valuation allowance	-	7,182,561
Deferred income taxes	-	(4,335,993)
Changes in current assets and liabilities
Accounts receivable	1,031,348	1,538,239
Due from related parties	-	(4,800,000)
Prepaid expenses	(1,799,076)	271,014
Accounts payable	(1,901,345)	(1,525,217)
Accrued liabilities	(2,774,423)	9,708,212
Operating lease liability	(197,923)	(173,860)
Net cash provided by/(used in) operating activities	(6,673,464)	889,653

Cash flow from investing activities:
Sale of ammunition business assets	42,946,905	-
Purchase of equipment	(889,800)	(802,396)
Net cash provided by/(used in) investing activities	42,057,105	(802,396)

Cash flow from financing activities:
Payments on insurance premium note	-	(721,842)
Preferred stock dividends paid	(638,022)	(638,021)
Repurchase of common shares	(171,200)	(366,164)
Common stock repurchase plan	-	(1,095,682)
Net cash used in financing activities	(809,222)	(2,821,709)
Cash flow from discontinued operations
Net cash used in operating activities of discontinued operations	(1,478,416)	(1,437,142)
Net cash provided by/(used in) investing activities of discontinued operations	40,013	(617,461)
Net cash used in financing activities of discontinued operations	-	(42,816)
Net cash used in discontinued operations	(1,438,403)	(2,097,419)
Net increase/(decrease) in cash	33,136,016	(4,831,871)
Cash, beginning of period	30,227,796	55,586,441
Cash, end of period	$63,363,812	$50,754,570

(Continued)

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2025	2024

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$166,107	$184,385
Income taxes	$-	$-

Non-cash investing and financing activities:
Insurance premium note payment	$-	$1,056,199
Issuance of notes payable - related party in DE Litigation settlement	$51,000,000	$-
Discount on notes payable - related party in DE Litigation settlement	$(28,891,590)	$-
Warrant issued for legal settlement - related party in DE Litigation settlement	$7,094,926	$-
Dividends accumulated on preferred stock	$136,111	$136,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

Outdoor Holding Company ("Outdoor Holding," "we," "us," "our" or the "Company") began its operations in 2017 as a producer of high-performance ammunition and premium components. Following the acquisition of the GunBroker business ("GunBroker") in 2021, we conducted operations through two operating and reportable segments, Ammunition and Marketplace. The Ammunition segment engaged in the design, production and marketing of ammunition, ammunition components and related products. The Marketplace segment consists of the GunBroker e-commerce marketplace (“Marketplace”), which, in its role as a marketplace site, supports the lawful sale of firearms, ammunition, and hunting/shooting accessories. In addition, GunBroker helps provide the outdoors community with a state and federal compliant solution that connects buyers with sellers across the United States with local federally licensed firearm dealers.

Prior to the sale of the ammunition manufacturing business in April, 2025 (see “Discontinued Operations and Assets Held for Sale” under Note 4), our Ammunition segment manufactured small arms ammunition and their components for the commercial, military, and law enforcement communities. Our manufacturing operations were based out of Manitowoc, Wisconsin ("WI"). We emphasized an American heritage by using predominantly American-made components and raw materials in our products that were produced, inspected, and packaged at our facility in Manitowoc, WI. Following the sale of the ammunition manufacturing business, the Company continues to operate its online Marketplace business.

The Company changed its name from AMMO, Inc. to Outdoor Holding Company on April 21, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Outdoor Holding Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Accounting Basis

The accompanying unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for the periods presented in this report. Additionally, these condensed consolidated financial statements and related disclosures are presented pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025. The results for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flow and changes in stockholders’ equity of the Company for the interim periods presented.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operations are reported in a single line, net of tax, in the consolidated statement of operations; and (iii) assets and liabilities are reported as held for sale in the consolidated balance sheets in the period in which the business is classified as held for sale.

During the year ended March 31, 2025, the Board of Directors initiated a formal review of strategic alternatives for the Company. This review of strategic alternatives resulted in the decision to sell the assets of the Company's Ammunition segment. The Company concluded the assets of the Ammunition segment met the criteria for classification as held for sale during the three months ended March 31, 2025. Additionally, the Company determined the ultimate disposal would represent a strategic shift that would have a major effect on the Company's operations and financial results. As such, the results of the Ammunition segment are presented as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. The assets and liabilities of the Ammunition segment have been reflected as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets for the year ended March 31, 2025. The Company ceased depreciating and amortizing its long-lived assets for the Ammunition segment which primarily include right-of-use assets, intangible assets and property and equipment in the year ended March 31, 2025. On January 20, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Olin Winchester, LLC (the “Buyer”), to sell the Ammunition segment assets and liabilities for consideration of $75.0 million, subject to customary adjustments for estimated net working capital and real property costs and pro-rations. The transaction was completed on April 18, 2025.

Unless otherwise noted, all amounts and disclosures included in these notes to the condensed consolidated financial statements reflect only the Company's continuing operations. Refer to Note 4, Discontinued Operations and Assets Held for Sale, for additional details on discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for credit losses, valuation of deferred tax assets, useful lives of assets, goodwill, intangible assets, stock-based compensation, and warrants.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs, or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flow. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. As of June 30, 2025 and March 31, 2025, the Company had a goodwill carrying value of $90,870,094.

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable represents amounts due from customers for fees and include an allowance for estimated credit losses which is estimated based on the collectability and age of the accounts receivable balances and categorization of customers with similar financial condition. At June 30, 2025 and March 31, 2025, we had a reserve of $3,596,273 and $3,805,488, respectively, of allowance for credit losses.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flow, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three months ended June 30, 2025 and 2024.

Revenue Recognition

We generate revenue from marketplace fees, which includes marketplace revenue, compliance fee revenue, payment processing revenue, advertising revenue and shipping revenue. We recognize revenue according to ASC 606 – Revenue from Contracts with Customers (“ASC 606”). When the customer obtains control over the promised goods or services, we record revenue in the amount of consideration that we can expect to receive in exchange for those goods and services. We apply the following five-step model to determine revenue recognition:

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

Marketplace fees are generated through our GunBroker online marketplace. Performance obligations are satisfied, and revenue is recognized, as follows:

Marketplace revenue consists of optional listing fees with variable pricing components based on customer options selected from the GunBroker website and final value fees based on a percentage of the final selling price of the listed item. The performance obligation is to process the transactions as initiated by the customer. Revenue is recognized at a point in time when the transaction is processed.

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

Advertising revenue consists of fees charged to customers for advertisement placement and impressions generated through the GunBroker website. The performance obligation is to generate the number of impressions specified by the customer on banner advertisements on the GunBroker website using the placement selected by the customer. The price is set by the GunBroker user agreement on the website based on standalone selling prices, or by advertising insertion order as negotiated by a media broker. If the number of impressions promised is not generated, the customer receives a refund and the refund is applied to the transaction price. Revenue is recognized at a point in time at the end of the selected month.

For the three months ended June 30, 2025 and 2024, no customers comprised more than 10% of total revenues. As of June 30, 2025 and March 31, 2025, no customers comprised more than 10% of accounts receivable.

Advertising Costs

Marketplace advertising costs are expensed as they are incurred and recorded in cost of revenues. We incurred advertising expenses of $64,235 and $110,542 for the three months ended June 30, 2025 and 2024, respectively.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Property and Equipment

We state property and equipment at cost, less accumulated depreciation. We compute depreciation using the straight-line method at rates intended to depreciate the cost of assets over their estimated useful lives, which are generally three to ten years. Upon retirement or sale of property and equipment, we remove the cost of the disposed assets and related accumulated depreciation from the accounts and any resulting gain or loss is credited or charged to other income or expenses. We charge expenditures for normal repairs and maintenance to expense as incurred.

We capitalize additions and expenditures for improving or rebuilding existing assets that extend the useful life. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable and notes due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with ASC 718 – Compensation – Stock Compensation, which requires the recognition of the cost of employee, director and non-employee services received in exchange for an award of equity over the period the employee, director or non-employee is required to perform the services in exchange for the award. Stock-based compensation is measured based on the grant-date fair value of the award. Stock-based compensation is recognized on a straight-line basis over the vesting periods and forfeitures are recognized in the periods they occur.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2025 and March 31, 2025, our bank account balances exceeded federally insured limits, however, we have not incurred losses related to these deposits.

Income Taxes

We file federal and state income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with ASC 740 - Income Taxes (“ASC 740”). The provision for income taxes includes federal, state, and local income taxes currently payable, and deferred taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable amounts in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. In accordance with ASC 740, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We measure recognized income tax positions at the largest amount that is greater than 50% likely of being realized. We reflect changes in recognition or measurement in the period in which the change in judgment occurs.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires that public business entities on an annual basis (1) disclose specific categories in the effective tax rate reconciliation and (2) provide additional information for reconciling items that meet or exceed a quantitative threshold. Additionally, it requires all entities disclose the following information about income taxes paid on an annual basis: (1) the year-to-date amounts of income taxes paid disaggregated by federal (national), state, and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. The amendments in this proposed ASU should be applied on a prospective basis, although retrospective application to all periods presented is permitted. Early adoption is permitted. We are currently evaluating the potential impact of these changes.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying condensed consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation. These reclassifications have no effect on the results of operations, stockholders' equity, and cash flow as previously reported.

NOTE 3 – INCOME (LOSS) PER COMMON SHARE

We calculate basic income/(loss) per share using the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), the exercise of warrants (using the if-converted method), and the vesting of restricted stock unit awards.

	For the Three Months Ended June 30,
	2025	2024
	(Unaudited)
Numerator:
Net loss from continuing operations	$(5,862,693)	$(11,997,025)
Less: Preferred stock dividends	(774,132)	(774,132)
Net loss before discontinued operations	(6,636,825)	(12,771,157)
Net loss from discontinued operations, net of tax	(595,634)	(2,762,950)
Net loss attributable to common stockholders	$(7,232,459)	$(15,534,107)

Denominator:
Weighted average shares of common stock - basic	116,841,148	119,105,502
Effect of dilutive common stock purchase warrants	-	-
Effect of dilutive equity incentive awards	-	-
Weighted average shares of common stock - diluted	116,841,148	119,105,502

Basic loss per share attributable to common stockholders:
Continuing operations	$(0.06)	$(0.11)
Discontinued operations	$(0.00)	$(0.02)
Total basic loss per share attributable to common stockholders	$(0.06)	$(0.13)

Diluted loss per share attributable to common stockholders:
Continuing operations	$(0.06)	$(0.11)
Discontinued operations	$(0.00)	$(0.02)
Total diluted loss per share attributable to common stockholders	$(0.06)	$(0.13)

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders:

	For the Three Months Ended,
	2025	2024

Common stock options	400,000	200,000
Non-vested stock awards	-	1,032,191
Warrants	8,720,345	1,731,370
Total shares excluded from net loss per share attributable to common stockholders	9,120,345	2,963,561

NOTE 4- DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As previously reported, the Board of Directors initiated a formal review of strategic alternatives for the Ammunition segment during the year ended March 31, 2025. On January 20, 2025, we entered into the Asset Purchase Agreement with Olin Winchester, LLC the Buyer, pursuant to which the Buyer agreed to (i) acquire all assets of our business of designing, manufacturing, marketing, distributing and selling ammunition and ammunition components (collectively, the “Ammunition Manufacturing Business”) along with certain assets related to the Ammunition Manufacturing Business, including the Ammunition Manufacturing Business’ dedicated manufacturing facility in Manitowoc, WI, and (ii) assume certain liabilities related to the Ammunition Manufacturing Business, for a gross purchase price of $75.0 million, subject to adjustments for estimated net working capital and real property costs and pro-rations (the “Transaction”). The Transaction closed on April 18, 2025. The net proceeds after all adjustments totaled approximately $42.9 million. The assets and liabilities of the Ammunition segment were classified as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheet as of March 31, 2025.

Financial Information of Discontinued Operations

The following table summarizes the results of operations of the Ammunition segment that are being reported as discontinued operations:

	For the Three Months Ended June 30,
	2025(1)	2024

Net revenues(2)	$752,762	$18,671,559
Cost of revenues	1,599,202	19,431,459
Gross profit	(846,440)	(759,900)

Operating expenses
Selling and marketing	15,819	215,209
Corporate general and administrative	232,104	2,690,125
Employee salaries and related expenses	84,502	471,729
Depreciation and amortization expense	-	35,866
Total operating expenses	332,425	3,412,929
Loss from operations	(1,178,865)	(4,172,829)
Total other income/(expense)	583,231	(151,044)
Loss from discontinued operations before income taxes	(595,634)	(4,323,873)
Benefit for income taxes	-	(1,560,923)
Loss from discontinued operations, net of tax	$(595,634)	$(2,762,950)
(1)
The three months ended June 30, 2025 reflects results from April 1 to April 18, 2025 only.
(2)
Included in revenue for the three months ended June 30, 2025 and 2024 are excise taxes of $27,185 and $1,303,603, respectively.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no assets or liabilities classified as discontinued operations as of June 30, 2025. The following table summarizes the Ammunition segment assets and liabilities classified as discontinued operations in the accompanying condensed consolidated balance sheets:

March 31, 2025
ASSETS
Accounts receivable, net	$8,778,545
Inventories	21,520,796
Prepaid expenses	198,379
Equipment, net	25,983,100
Patents, net	1,409,542
Total assets of discontinued operations	$57,890,362

LIABILITIES
Accounts payable	$2,513,533
Accrued liabilities	3,280,449
Current portion of construction note payable	286,200
Construction note payable, net of unamortized issuance costs	10,564,816
Total liabilities of discontinued operations	$16,644,998

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell.

Capital expenditures related to discontinued operations were $40,000 and $0.6 million for the three months ended June 30, 2025 and 2024, respectively.

NOTE 5 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable

Our net accounts receivable are summarized as follows:

	June 30, 2025	March 31, 2025
Accounts receivable	$12,544,721	$13,994,499
Less: allowance for credit losses	(3,596,273)	(3,805,488)
Accounts receivable, net	$8,948,448	$10,189,011

The following presents a reconciliation of our allowance for credit losses for the periods presented:

April 1, 2025	3,805,488
Increase in allowance	168,500
Write-off of uncollectible amounts	(377,715)
June 30, 2025	$3,596,273

Property and Equipment

Property and equipment consisted of the following at June 30, 2025 and March 31, 2025:

	June 30, 2025	March 31, 2025
Leasehold improvements	$209,113	$247,725
Furniture and fixtures	321,720	331,483
Software and equipment	10,087,955	9,249,946
Construction in progress	619,910	733,384
Total property and equipment	$11,238,698	$10,562,538
Less accumulated depreciation	(4,352,985)	(4,084,854)
Net property and equipment	$6,885,713	$6,477,684

Depreciation expense for the three months ended June 30, 2025 and 2024 totaled $479,663 and $315,445, respectively, and was included in depreciation and amortization expenses in operating expenses on the condensed consolidated statement of operations.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

At June 30, 2025 and March 31, 2025, accrued liabilities were as follows:

	June 30, 2025	March 31, 2025
Accrued bonus program	$627,017	$1,831,250
Accrued professional fees	1,977,999	4,682,183
Accrued payroll	1,063,430	764,174
Other accruals	1,645,582	674,735
Income taxes payable	394,065	394,065
Accrued contingency	—	29,067,229
Accrued liabilities	$5,708,093	$37,413,636

NOTE 6 – LEASES

We lease office space in Scottsdale, AZ and Atlanta, GA under contracts we classify as operating leases. None of our leases are financing leases. The Scottsdale lease has been extended through 2029 and does not include a renewal option.

Consolidated lease expense for the three months ended June 30, 2025 was $149,659 including $135,734 of operating lease expense and $13,925 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Consolidated lease expense for the three months ended June 30, 2024 was $137,223 including $131,782 of operating lease expense and $5,441 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

The weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2025 were 3.0 years and 10.0%, respectively.

Future minimum lease payments under non-cancellable leases as of June 30, 2025, are as follows:

Years Ended March 31,
2026(1)	$412,507
2027	564,681
2028	360,055
2029	242,595
Total Lease Payments	1,579,838
Less: Amount Representing Interest	(222,426)
Present Value of Lease Liabilities	$1,357,412
(1)
This amount represents future lease payments for the remaining nine months of fiscal year 2026. It does not include any lease payments for the three months ended June 30, 2025.

NOTE 7 – PREFERRED STOCK

On May 18, 2021, the Company filed a Certificate of Designations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware to establish the preferences, voting powers, limitations as to dividends or other distributions, qualifications, terms and conditions of redemption and other terms and conditions of the Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock").

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the dividends paid on the Series A Preferred Stock in the three months ended June 30, 2025 and 2024:

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2025	May 31, 2025	March 15, 2025 - June 14, 2025	June 16, 2025	$765,625	$0.54687500

Preferred dividends accumulated as of June 30, 2025 were $136,111.

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2024	May 31, 2024	March 15, 2024 - June 14, 2024	June 17, 2024	$782,634	$0.55902778

Preferred dividends accumulated as of June 30, 2024 were $136,111.

NOTE 8 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

2017 Equity Incentive Plan

In October 2017, our Board of Directors approved the 2017 Equity Incentive Plan ("2017 Plan"). Our 2017 Plan initially permitted the issuance of equity-based instruments covering up to a total of 485,000 shares of common stock. Our Board of Directors and stockholders approved an increase of 4,515,000 shares in October 2020, an additional increase of 1,000,000 shares in March 2023, and an additional increase of 3,000,000 shares in February 2024, bringing the total shares allowed under the plan to 9,000,000. As of June 30, 2025, there were 1,797,164 shares available to be issued under the 2017 Plan.

Warrants

On May 30, 2025, we issued a warrant to purchase 7.0 million shares of common stock at an exercise price of $1.81 and a 5-year term. Please see Note 12, Related Party Transactions, for more information.

At June 30, 2025, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at April 1, 2025	1,721,256	$2.03	0.84
Granted	7,000,000	1.81	4.92
Exercised	—	—	—
Forfeited or cancelled	(911)	1.65	—
Outstanding at June 30, 2025	8,720,345	$1.85	4.04
Exercisable at June 30, 2025	1,720,345	$2.03	0.84

As of June 30, 2025, we had 8,720,345 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our common stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 100,000 shares of common stock at an exercise price of $0.01 per share until December 2026; (2) warrants to purchase 59,034 shares of our Common Stock at an exercise price of $2.00 per share until October 2025; (3) warrants to purchase 675,000 shares of our Common Stock at an exercise price of $2.00 per share until February 2026; (4) warrants to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share until December 2025; (5) warrants to purchase 386,311 shares of Common Stock at an exercise price of $2.63 until November 2025 and (6) warrants to purchase 7,000,000 shares of common stock at an exercise price of $1.81 until May 2030.

Options Granted

During the year ended March 31, 2024, we granted stock options (“Options”) to purchase 400,000 shares of our common stock. The Options have a term of ten years. The vesting of the Options was accelerated to be fully vested on May 30, 2025 upon the execution of a separation agreement with our former Chief Executive Officer. As such, we recognized the remaining expense of $48,725 related to the Options during the three months ended June 30, 2025. We recognized expense of $41,055 during the three months ended June 30, 2024.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our stock option activity during the three months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Outstanding, April 1, 2025	400,000	$2.08	$1.50	9.32
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled/Forfeited	-	-	-	-
Outstanding, June 30, 2025	400,000	$2.08	$1.50	8.07

As of June 30, 2025, there was no unrecognized compensation expense related to unvested stock options.

Stock Awards

A summary of stock award activity for the three months ended June 30, 2025 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at April 1, 2025	215,196	$2.24
Granted	377,498	2.02
Vested	(426,027)	1.73
Forfeited	(166,667)	2.08
Outstanding at June 30, 2025	-	$-

As of June 30, 2025, there was no unrecognized compensation expense and no unvested stock awards.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill at June 30, 2025 and March 31, 2025 was $90,870,094.

Amortization expense related to our intangible assets for the three months ended June 30, 2025 and 2024 was $3,030,358 and $3,201,411, respectively.

Intangible assets consisted of the following:

		As of
	Life	June 30, 2025	March 31, 2025
Tradename	15	$76,532,389	$76,532,389
Customer List	10	65,252,802	65,252,802
Intellectual Property	10	4,224,442	4,224,442
Other Intangible Assets	5	357,747	357,747
Gross Intangibles Assets		146,367,380	146,367,380
Accumulated Amortization – Intangible Assets		(50,505,971)	(47,475,613)
Net Intangible Assets		$95,861,409	$98,891,767

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2026 (1)	$9,091,075
2027	$12,055,846
2028	$12,049,884
2029	$12,049,884
2030	$12,049,884
Thereafter	$38,564,836
Annual amortization of intangible assets	$95,861,409
(1)
This amount represents future amortization for the remaining nine months of fiscal year 2026. It does not include any amortization for the three months ended June 30, 2025.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENTS

We define our segments as those operations whose results our chief operating decision maker ("CODM") reviews to analyze performance and allocate resources. Our CODM is our chief executive officer. The CODM assesses the performance of the Company and decides how to allocate resources based on consolidated earnings before interest expense, income taxes, depreciation and amortization ("EBITDA"). The CODM uses consolidated EBITDA to analyze how profitable the business is, including reviewing in comparison to budget and in comparison to the prior year performance when making decisions on allocating capital and resources. Significant expense categories regularly provided to and reviewed by the CODM are those presented in the condensed consolidated statement of operations.

Our CODM does not use asset book values in assessing performance or allocating resources for our operating segments and therefore this information is not disclosed.

The following table presents consolidated EBITDA for our reportable segment:

	For the three months ended June 30,
	2025	2024

Net revenues	$11,857,376	$12,281,991
Cost of revenues	1,522,398	1,744,790
Selling and marketing	56,531	83,404
Corporate and administrative	7,337,936	8,632,953
Employee salaries and related expenses	5,441,165	4,710,406
Consolidated EBITDA	(2,500,654)	(2,889,562)
Adjustments and reconciling items:
Depreciation and amortization	3,510,021	3,345,803
Other income	496,312	252,232
Interest expense	(348,330)	(45,478)
Provision for income taxes	—	(5,968,414)
Net loss from continuing operations	$(5,862,693)	$(11,997,025)

NOTE 11 – INCOME TAXES

The income tax provision effective tax rates were 0.0% and (99.0%) for the three months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to recording a full valuation allowance against our U.S. federal and state deferred tax assets. During the three months ended June 30, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in valuation allowance. We recorded a full valuation allowance against our U.S. federal and state net deferred tax assets as we concluded it is more likely than not that the net deferred tax assets will not be realized.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended March 31, 2021, 2022, 2023, 2024, and 2025 are subject to audit.

NOTE 12 – RELATED PARTY TRANSACTIONS

Gemini Accounts Receivable

Through our acquisition of Gemini Direct Investments, LLC ("Gemini") in 2021, a related party relationship was created through Mr. Urvan, then a director and now our Chairman of the Board and Chief Executive Officer, by virtue of his ownership of entities that provided services to Gemini. There was $201,646 included in our accounts receivable at June 30, 2025 and March 31, 2025 from entities owned by Mr. Urvan.

Warrant

As partial consideration for the settlement in the Delaware Litigation described in Note 14, Contingencies, the Company issued an affiliated designee of Mr. Urvan, a warrant (the “Warrant”) to purchase 7.0 million shares of common stock (the "Warrant Shares"). The Warrant has a five-year term and an exercise price of $1.81 per share. Pursuant to the terms of the Warrant, the Warrant is exercisable at the holder’s discretion, in whole or in part, on or after November 30, 2025, provided that the Warrant automatically vests and becomes exercisable in certain circumstances, such as bankruptcy, liquidation, termination of the business or other similar events, as well as upon consummation of any Extraordinary Transaction (as defined in the Warrant).

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Warrant, the Warrant shares may not, subject to certain exceptions, be sold, assigned, transferred or otherwise distributed without prior approval from a majority of the disinterested and independent members of the Board of Directors, provided that on each of the first three anniversaries of May 30, 2025, the holder may transfer 25% of the total issuable shares under the Warrant.

We evaluated the Warrant in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). We determined that the Warrant meets the criteria for equity classification since the Warrant is indexed to the Company's equity and includes settlement in shares. The Warrant was valued using the Black-Scholes option pricing model using a 70% volatility, risk free rate of 4.15% and a term of five years with a resulting fair value of $7,094,926. The Warrant was recorded as additional paid-in capital on the condensed consolidated balance sheet as of June 30, 2025.

$12M Note Payable

As partial consideration for the settlement in the Delaware Litigation described in Note 14, Contingencies, on May 30, 2025, the Company also issued to Mr. Urvan's affiliated designee, an unsecured promissory note for a principal amount of $12.0 million (“Note 1”). Note 1 bears interest at 6.50% per annum (subject to a 2.00% increase during an event of default), which interest is payable to the holder annually on May 30, beginning on May 30, 2026 (each interest payment due date, an “Interest Payment Date”). The unpaid principal balance of Note 1 and all accrued and unpaid interest thereon is due on May 30, 2037.

Pursuant to the terms of Note 1, the Company is required to make annual prepayments such that $1,000,000 (inclusive of accrued and unpaid interest then due and payable) is paid to the holder on each Interest Payment Date. The Company has the right to prepay, prior to May 30, 2037, all or any part of the principal or interest of Note 1 without penalty. In addition, the holder may not request early repayment of Note 1 prior to May 30, 2027. Any optional prepayment by the Company must be approved by a majority vote of the independent and disinterested members of the Board of Directors as then constituted.

We evaluated Note 1 in accordance with ASC 470, Debt ("ASC 470"). Note 1 was initially recorded at its calculated fair value of $9,866,679 with a resulting debt discount recorded of $2,133,321 on the condensed consolidated balance sheet. The debt discount will be amortized over the life of the note using the effective interest rate method.

During the three months ended June 30, 2025, we recorded interest expense on Note 1 of $81,955.

$39M Note Payable

As partial consideration for the settlement in the Delaware Litigation described in Note 14, Contingencies,, on May 30, 2025, the Company also issued to Mr. Urvan's affiliated designee, an unsecured promissory note in a principal amount of $39.0 million (“Note 2” and together with Note 1, the “Notes”). Note 2 bears interest at 4.62% per annum (subject to a 2.00% increase during an event of default), which is payable to the holder annually on the Interest Payment Date. The unpaid principal balance of Note 2 and all accrued and unpaid interest thereon is due on May 30, 2035.

Pursuant to the terms of Note 2, we are required to make annual prepayments of the outstanding principal amount on Note 2 equal to $1.95 million on each Interest Payment Date. The Company has the right to prepay, prior to the May 30, 2035, all or any part of the principal or interest of Note 2 without penalty. In addition, the holder may not request early repayment of Note 2 prior to May 30, 2027. The Company also has the option, at any time prior to May 30, 2026 (unless extended by mutual consent of the holder and the Company), to prepay all, but not less than all, of the then-outstanding principal amount of Note 2 and accrued and unpaid interest thereon in exchange for the issuance of a warrant (the “Additional Warrant”) to purchase 13.0 million shares of common stock (the “Additional Warrant Shares”), provided that the Company must first obtain stockholder approval of the issuance of the Additional Warrant and the Additional Warrant Shares pursuant to Nasdaq Listing Rule 5635. Upon issuance of the Additional Warrant, all remaining obligations under Note 2 would be deemed satisfied with the same force and effect as a prepayment of all principal and accrued and unpaid interest under Note 2. Any optional prepayment by the Company, whether in cash or by issuance of the Additional Warrant, must be approved by a majority vote of the independent and disinterested members of the Board of Directors as then constituted.

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

We evaluated Note 2 in accordance with ASC 470. Note 2 was initially recorded at its calculated fair value of $12,105,624 with a resulting debt discount recorded of $26,894,376 on the condensed consolidated balance sheet. The debt discount will be amortized over the life of the note using the effective interest rate method. We also evaluated the option to call Note 2 by issuing the Additional Warrant Shares in accordance with ASC 815. We determined that the call option is not clearly and closely related to the debt host, therefore, the call option is not required to be bifurcated.

During the three months ended June 30, 2025, we recorded interest expense on Note 2 of $266,375.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – REVOLVING LOAN

On December 29, 2023, we entered into a Loan and Security Agreement (the “Sunflower Agreement”) by and among the Company and the other borrowers party to the Sunflower Agreement, the lenders party thereto (collectively, the “Lenders”) and Sunflower Bank, N.A., as administrative agent and collateral agent (the “Agent”), pursuant to which the Lenders provided us a revolving loan ("Revolving Loan") in the principal amount of the lesser of (a) $20.0 million (the “Total Commitment Amount”) and (b) the borrowing base (a formula based on certain amounts owed to borrower for goods sold or services provided and eligible inventory). The proceeds of loans under the Sunflower Agreement could be used for working capital, general corporate purposes, permitted acquisitions, to pay fees and expenses incurred in connection with the Revolving Loan, to facilitate our stock repurchase program and to fund our general business requirements.

The Revolving Loan bore an interest at a rate of the greater of (x) 3.50% and (y) Term SOFR, plus 3.00% (the “Revolving Facility Applicable Rate”) and was computed on the basis of a 360-day year for the actual number of days elapsed. Except in an event of default, advances under the Revolving Loan bear interest, on the outstanding daily balance thereof, at the Revolving Facility Applicable Rate. Interest was due and payable on the first calendar day of each month during the term of the Sunflower Agreement. We were also obligated to pay to the Agent, for the ratable benefit of Lenders, an origination fee, prepayment fee, unused facility fee, collateral monitoring fee and Lender expenses.

On April 18, 2025, we entered into a Consent and Second Amendment to the Sunflower Agreement (the "Second Sunflower Loan Amendment"). Pursuant to the Second Sunflower Loan Amendment, we and the Agent agreed to, among other things: (i) release the Agent’s security interest in all collateral securing our obligations under the Sunflower Agreement upon consummation of the sale of the Ammunition Manufacturing Business; (ii) reduce all amounts available under the Revolving Loan to zero dollars as of the effective date of the Second Sunflower Loan Amendment; (iii) enter into an Amended and Restated Revolving Line Promissory Note in the amount of $5.0 million, representing 100% of the Revolving Line Commitment (as defined in the Sunflower Agreement) available under the Sunflower Agreement, executed by the Company in favor of Agent as of the effective date of the Second Sunflower Loan Amendment; and (iv) certain other amendments to the Company's customary covenants and obligations under the Sunflower Agreement that only take effect in the event the Revolving Line Availability (as defined in the Sunflower Agreement) is greater than zero dollars.

Upon signing of the Second Sunflower Loan Amendment, the Revolving Line Availability was reduced to zero dollars and will remain at zero dollars unless we provide the Agent with a security interest in new collateral or otherwise further amend the Sunflower Agreement.

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

As of June 30, 2025, we did not have an outstanding balance on the Revolving Loan.

NOTE 14 – CONTINGENCIES

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

Delaware Litigation

On April 30, 2023, Steve Urvan filed suit in the Delaware Court of Chancery (the "Delaware Court") against the Company, and certain Company directors, former directors, employees, former employees and consultants. At the time the lawsuit was filed, Mr. Urvan was a member of the Board of Directors and our largest stockholder. Mr. Urvan now serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Urvan’s claims included fraudulent inducement, unjust enrichment and violations of the Arizona Securities Act. The suit sought a court order for partial rescission of the Company’s acquisition of GunBroker.com and compensatory damages of not less than $140 million. On August 1, 2023, the Company filed a separate lawsuit against Mr. Urvan in the Delaware Court alleging, among other things, that Mr. Urvan committed fraud in connection with the GunBroker.com sale, and that Mr. Urvan breached his indemnification obligations to the Company after the sale. On September 11, 2023, the Delaware Court

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

consolidated the Company’s lawsuit against Mr. Urvan with Mr. Urvan’s lawsuit against the Company and the individual defendants (the “Delaware Litigation”).

On December 20, 2024, the Board of Directors held a meeting, during which it voted to pursue a settlement and voted to approve terms outlined in a non-binding term sheet. On May 21, 2025, the Company entered into a settlement agreement with Mr. Urvan and certain other parties, which became effective on May 30, 2025, pursuant to which the parties to the settlement agreement filed a Stipulation of Voluntary Dismissal With Prejudice dismissing, with prejudice, all claims asserted in the Delaware Litigation. As partial consideration for the settlement, the Company issued a warrant and two unsecured promissory notes to an affiliate of Mr. Urvan. We recorded a settlement contingency of $29.1 million during the year ended March 31, 2025. In the three months ended June 30, 2025, we recorded the warrant and notes issued to an affiliate of Mr. Urvan in the settlement. Please see Note 12, Related Party Transactions, for additional information regarding the warrant and notes.

The MN Action

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a GunBroker.com (“GunBroker.com”) for breach of contract (the “MN Action”). In the MN Action, DCP alleges that GunBroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleges $100 million in damages. On February 7, 2024, GunBroker.com removed the MN Action to the United States District Court for the District of Minnesota. On February 14, 2024, GunBroker.com moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”). The Minnesota state court denied the Motion and GunBroker.com filed its Answer and Counterclaims. GunBroker.com denies the allegations in the MN Action, and it plans to vigorously defend the claims asserted against it. The parties’ initial disclosure statements were exchanged in August 2024. The parties have since participated in document discovery and fact witness depositions. The Company expects this matter will be scheduled for trial in 2026. We cannot yet reasonably estimate a loss or range of loss that may arise from a resolution in the MN Action. The Company will continue to evaluate the status of the MN Action litigation to determine when it is probable that a loss will be incurred and when the amount of the loss is reasonably estimable.

SEC Investigation

The Company faces an inestimable loss contingency stemming from a pending investigation of the Staff of the SEC Division of Enforcement (the "SEC Investigation"). The Company has produced documents responsive to document subpoenas and cooperated by, among other things, providing other information to the SEC Staff on a voluntary basis. The SEC Staff has significant discretion in conducting investigations, and therefore, the Company cannot predict the scope or outcome of the SEC Investigation. Based upon document subpoenas to the Company and other communications, it appears that the SEC Staff is investigating and will likely recommend that the SEC bring an enforcement action relating to the Company’s: (i) valuation of, and accounting for share-based compensation awards to employees, non-employee directors and other service providers, and issued in exchange for goods and services; (ii) capitalization of certain share issuance costs; (iii) disclosure of perquisites and the valuation of equity-based compensation paid to certain executives; (iv) disclosure of certain executive officers and related party transactions; and (v) disclosure concerning the calculation of Adjusted EBITDA. The SEC Staff have not issued a Wells Notice to the Company. If the SEC Staff issues a Wells Notice, the Company will have the opportunity to present factual evidence, legal arguments and mitigating circumstances to the SEC. If, notwithstanding the Company’s Wells submission, the SEC authorizes a civil enforcement action, the agency may seek injunctions, civil penalties or other relief, and the Company may incur additional legal and other professional fees in defending such action or negotiating a resolution. Given the ongoing nature and complexity of the SEC Investigation, we cannot yet reasonably estimate a loss or range of loss that may arise from its resolution. The Company will continue to evaluate the status of the SEC Investigation and any resolution negotiation to determine when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

There were no other known contingencies as of June 30, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are any statements that refer to our estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flow, capital resources, dividends and liquidity; competition; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth, including our plan to expand our e-commerce platform; our ability to attract new customers and retain existing customers; our ability to accurately forecast future revenues and appropriately plan our expenses; our expectations regarding future revenues; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; and the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” "hope," and similar expressions or the negative of such terms or other comparable terminology.

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
•
our ability to introduce new Marketplace features that match consumer preferences;
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
•
fluctuations in our financial results due to factors beyond our control; and
•
the other factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2025 and our other reports filed with the SEC.

Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date of this report, except to the extent required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended June 30, 2025, (ii) the audited consolidated financial statements and notes thereto for the year ended March 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2025 (the "Form 10-K") and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of March 31, 2025, all amounts herein are unaudited. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Holding Company (formerly AMMO, Inc.) and its consolidated subsidiaries.

Overview

Outdoor Holding Company, is the owner of the GunBroker Marketplace ("GunBroker" or the "Marketplace"), a leading online marketplace serving the firearms and shooting sports industries. Through our Marketplace, we allow third party sellers to list items consisting of firearms, hunting gear, fishing equipment, outdoor gear, collectibles, and much more, while facilitating compliance with federal and state laws that govern the sale of firearms and other restricted items. This allows our base of over 8.5 million users to follow ownership policies and regulations through our network of approximately 32,000 federally licensed firearms dealers who serve as transfer agents. The nature and operation of the Marketplace as an online auction and sales platform also affords us a unique view into the total domestic market for the purpose of understanding sales trends at a granular level across all elements of the outdoor sports and shooting space. We generate revenue from marketplace fees, which include marketplace revenue, compliance fee revenue, advertising campaign revenue and shipping revenue. Our key strategic initiatives for fiscal year 2026 include: launching universal payment processing to drive electronic transactions, decrease transaction friction, increase GMV, and accelerate user adoption; repurchasing shares (subject to Board approval) to improve the Company’s capital structure; advancing our restructuring efforts to further streamline the business and reduce operational costs; and implementing further user enhancements to the platform with new tools, analytics, and personalization features to deliver best-in-class buyer and seller experiences.

Recent Developments

Discontinued Operations

Outdoor Holding Company began its operations in 2017 as a producer of high-performance ammunition and premium components. Following the acquisition of the GunBroker.com business in 2021, the Company conducted operations through two operating and reportable segments, Ammunition and Marketplace. The Ammunition segment engaged in the design, production and marketing of ammunition, ammunition component and related products. The Marketplace segment consists of the GunBroker e-commerce marketplace, which, in its role as an e-commerce marketplace site, supports the lawful sale of firearms, ammunition, and hunting/shooting accessories.

In fiscal 2025, we initiated a formal review of various strategic alternatives. This review resulted in the decision to sell the Ammunition segment. On January 20, 2025, we entered into an Asset Purchase Agreement, as amended (the “Asset Purchase Agreement”) with Olin Winchester, LLC (the “Buyer”), pursuant to which the Buyer agreed to (i) acquire all assets of our business of designing, manufacturing, marketing, distributing and selling ammunition and ammunition components (collectively, the “Ammunition Manufacturing Business”) along with certain assets related to the Ammunition Manufacturing Business, including the Ammunition Manufacturing Business’ dedicated manufacturing facility in Manitowoc, WI, and (ii) assume certain liabilities related to the Ammunition Manufacturing Business, for a gross purchase price of $75.0 million, subject to adjustments for estimated net working capital and real property costs and pro-rations (the “Transaction”). The Transaction closed on April 18, 2025. The net proceeds after all adjustments totaled approximately $42.9 million. On April 21, 2025, the Company changed its name from “AMMO, Inc.” to “Outdoor Holding Company”. As of January 20, 2025, the Ammunition

segment met the held for sale and discontinued operations accounting criteria. For information on discontinued operations, refer to Note 2 to our condensed consolidated financial statements under the caption “Discontinued Operations” and Note 4, "Discontinued Operations and Assets Held for Sale".

Settlement of Delaware Litigation

As described in Note 12, “Related Party Transactions” and Note 14, “Contingencies,” in April 2023, Steven F. Urvan filed a lawsuit against the Company and certain of its directors, former directors, employees, former employees, and consultants, related to the Company’s acquisition of GunBroker.com and certain affiliated companies. At the time the lawsuit was filed, Mr. Urvan was a member of the Board of Directors and our largest stockholder. Mr. Urvan now serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. In May 2023, the Board of Directors established a special committee to address the litigation initiated by Mr. Urvan, as well as a separate lawsuit subsequently filed by the Company against Mr. Urvan (the lawsuit filed by Mr. Urvan together with the lawsuit filed by the Company, the “Delaware Litigation”).

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

Results of Operations

The following table presents summarized financial information taken from our unaudited condensed consolidated statements of operations for the three months ended June 30, 2025, compared with the three months ended June 30, 2024:

	For the Three Months Ended June 30
	2025	2024
	(unaudited)
Net revenues	$11,857,376	$12,281,991
Cost of revenues	1,522,398	1,744,790
Gross profit	10,334,978	10,537,201
Operating expenses	16,345,653	16,772,566
Loss from operations	(6,010,675)	(6,235,365)
Other income (expense)
Other income (expense), net	147,982	206,754
Loss before provision for income taxes from continuing operations	(5,862,693)	(6,028,611)
Provision for income taxes	—	5,968,414
Net loss from continuing operations	$(5,862,693)	$(11,997,025)

Non-GAAP Financial Measures

We analyze operational and financial data to evaluate our business, allocate our resources, and assess our performance. In addition to total net sales, net loss, and other results under accounting principles generally accepted in the United States (“GAAP”), the following information includes key operating metrics and non-GAAP financial measures that we use to evaluate our business. We believe that these measures are useful for period-to-period comparisons of the Company's performance. We have included these non-GAAP financial measures in this Form 10-Q because they are key measures management uses to evaluate our operational performance, produce future strategies for our operations, and make strategic decisions, including those relating to operating expenses and the allocation of our resources. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

Adjusted EBITDA

	For the Three Months Ended June 30,
	2025	2024
	(Unaudited)
Reconciliation of GAAP net loss from continuing operations to Adjusted EBITDA
Net loss from continuing operations	$(5,862,693)	$(11,997,025)
Provision for income taxes	—	5,968,414
Depreciation and amortization	3,510,021	3,345,804
Interest expense, net	348,330	45,478
Stock based compensation	787,826	1,436,038
Other income (expense), net	(496,312)	(252,232)
Acquisitions and divestitures	79,398	—
Special Committee Investigation and restatement	1,304,908	—
SEC Investigation	676,080	1,588,809
Delaware Litigation legal and professional fees	1,354,864	679,119
Corporate restructuring costs	1,435,693	—
Other nonrecurring expenses(1)	—	3,299,933
Adjusted EBITDA	$3,138,115	$4,114,338
(1)
For the three months ended June 30, 2024, other nonrecurring expenses consisted of a contingency related to the previously disclosed settlement with Triton Value Partners, LLC.

Adjusted EBITDA is a non-GAAP financial measure that displays our net loss from continuing operations, adjusted to eliminate the effect of certain items as described below. We define Adjusted EBITDA as net income (loss) from continuing operations excluding (i) provision or benefit for income taxes, (ii) depreciation and amortization, (iii) interest expense, net, (iv) share-based compensation expenses relating to employee stock awards and common stock purchase options, (v) other income (expense), net, (vi) expenses related to acquisition and divestitures, (vii) professional service and legal fees related to an investigation conducted by a special committee of the Board of Directors (the “Special Committee Investigation”), the SEC Investigation and the Delaware Litigation and (vii) other nonrecurring expenses, such as contingencies associated with litigation or settlements and corporate restructuring costs related to headcount reductions, severance, and expense consolidation.

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

Non-GAAP financial measures have limitations, should be considered as supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

•
employee stock awards, and common stock purchase options expense has been, and will continue to be for the foreseeable future, a significant recurring expense for the Company and an important part of our compensation strategy;
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

Net Revenues

We generate revenue from marketplace fees, which includes marketplace revenue, compliance fee revenue, advertising revenue and shipping revenue. Marketplace revenue consists of optional listing fees with variable pricing components based on customer options and final value fees based on a percentage of the final selling price of the listed item. Compliance fee revenue consists of fees charged to customers based on the final price of an item at the time of purchase. Advertising revenue consists of fees charged for advertisement placement and impressions generated through the GunBroker website. Shipping revenue consists of fees for shipping of items sold on the GunBroker website.

Net revenues for the three months ended June 30, 2025, decreased by $0.4 million, or 3.5%, from the prior period due to changes in market conditions. This decrease was due to a decrease in gross merchandise sales generated from our Marketplace partially offset by a minor increase in our take rate. We believe the reduction in gross merchandise sales was a result of an overall decrease in gun and related product sales across the industry.

Cost of Revenues

Cost of revenues consists of costs associated with facilitating transactions on the GunBroker platform as well as advertising costs.

Cost of revenues decreased from $1.7 million to $1.5 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This decrease was the result of a decrease in credit card processing fees and advertising expenses.

Gross Margin

Our gross margin, which measures our gross profit as a percentage of sales increased to 87.2% during the three months ended June 30, 2025 from 85.8% for the three months ended June 30, 2024. The increase in gross margin was a result of improved platform monetization and an increasing mix of high-margin seller services, such as advertising and listing enhancements.

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

Operating expenses decreased by approximately $0.4 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in operating expenses was the result a reduction of $3.2 million in settlement contingencies that were recorded in the three months ended June 30, 2024 without a corresponding expense in the three months ended June 30, 2025 as well as a decrease in stock based compensation expense of $0.7 million due to a reduction in stock award grants. These decreases were partially offset by an increase in employee salaries and related expenses as a result of $1.4 million in severance costs associated with corporate restructuring, an increase of $1.9 million in legal and professional fees related to the Special Committee Investigation, restatement and Delaware Litigation and an increase in depreciation and amortization resulting from increased capitalized software development costs. We experienced increased costs at the corporate level related to the winding down of the operations supporting the ammunition manufacturing business that were not included in the sale. We expect to gradually eliminate the vast majority of them by the end of Q3 2026.

Other Income and Expenses

Total other income, net for the three months ended June 30, 2025 decreased by $0.1 million compared to the three months ended June 30, 2024. This decrease was primarily the result of an increase in interest expense of $0.3 million related to the Notes issued in the Delaware Litigation settlement partially offset by an increase in interest income on cash held in our bank account of $0.2 million.

Income Taxes

For the three months ended June 30, 2025, we did not record a provision or benefit for federal and state income taxes due to recording a full valuation allowance against our net deferred tax assets. For the three months ended June 30, 2024, we recorded a provision for federal and state income taxes of approximately $6.0 million.

Liquidity and Capital Resources

As of June 30, 2025, we had $63.4 million of cash and cash equivalents, an increase of $33.1 million from March 31, 2025. The increase was primarily attributable to the net proceeds received from the sale of the Ammunition manufacturing business of $42.9 million.

Working Capital is summarized and compared as follows:

	June 30, 2025	March 31, 2025
Current assets	$74,486,175	$72,148,138
Current liabilities	22,725,627	62,092,917
	$51,760,548	$10,055,221

Changes in cash flow are summarized as follows:

Operating Activities

For the three months ended June 30, 2025, net cash used in operations was primarily the result of a reduction in accounts payable and accrued liabilities primarily associated with legal and professional fees as well as payments for insurance resulting in an increase in prepaid expenses.

For the three months ended June 30, 2024, net cash provided by operations was primarily the result of an increase in accrued liabilities related to accrued and unpaid legal and professional fees, an increase in due from related parties associated with our settlement with Triton Value Partners, LLC in June 2024 and an increase in deferred income taxes. The cash provided by operations also included the benefit of non-cash expenses for depreciation and amortization and employee stock compensation offset by the change in the valuation allowance placed on deferred income taxes.

Investing Activities

For the three months ended June 30, 2025, net cash provided by investing activities consisted primarily of proceeds of $42.9 million related to the sale of the Ammunition manufacturing business partially offset by $0.9 million in capitalized development costs related to our Marketplace.

For the three months ended June 30, 2024, net cash used in investing activities consisted of $0.8 million related capitalized development costs related to our Marketplace.

Financing Activities

For the three months ended June 30, 2025, net cash used in financing activities consisted of $0.6 million in payments of preferred stock dividends and $0.2 million used in the repurchase of common stock to cover taxes on shares issued to employees.

For the three months ended June 30, 2024, net cash used in financing activities consisted of $0.7 million of insurance premium note payments, $0.6 million in payments of preferred stock dividends, $1.1 million used to repurchase shares of common stock pursuant to our then-existing repurchase plan, and $0.4 million used in the repurchase of common shares to cover taxes on shares issued to employees.

Liquidity

We expect existing working capital and cash flows from operations to be adequate to fund our operations over the next 12 months. Generally, we have financed operations to date through the proceeds of stock sales, bank financings, sales of equity, the sale of our Ammunition manufacturing business and related-party notes. These sources have been adequate to fund our recurring cash expenditures including but not limited to our working capital requirements, capital expenditures to expand our operations, debt repayments, and acquisitions. In the longer-term, we intend to continue to use the aforementioned sources of funding for capital expenditures, debt repayments and any potential acquisitions.

Leases

We currently lease two locations that are used for our offices. As of June 30, 2025, we had $1.6 million of fixed lease payment obligations with $0.6 million payable within the next 12 months. Please refer to Note 6, "Leases" for additional information.

Promissory Notes Issued in Settlement of the Delaware Litigation

As described in the "Recent Developments" section, on May 30, 2025, we issued Note 1 and Note 2 pursuant to the Settlement Agreement. The aggregate principal amount of Note 1 and Note 2 is $51.0 million, and we are required to make aggregate annual prepayments of $2.95 million beginning on May 30, 2026.

For the three months ended June 30, 2025, we recorded interest expense of $81,955 and $266,375 on Notes 1 and 2, respectively.

Revolving Loan

On December 29, 2023, we entered into a Loan and Security Agreement (the “Sunflower Agreement”) by and among the Company and the other borrowers party to the Sunflower Agreement, the lenders party thereto (collectively, the “Lenders”) and Sunflower Bank, N.A., as administrative agent and collateral agent (the “Agent”), pursuant to which the Lenders provided us a revolving loan ("Revolving Loan") in the principal amount of the lesser of (a) $20.0 million (the “Total Commitment Amount”) and (b) the borrowing base (a formula based on certain amounts owed to borrower for goods sold or services provided and eligible inventory). The proceeds of loans under the Sunflower Agreement could be used for working capital, general corporate purposes, permitted acquisitions, to pay fees and expenses incurred in connection with the Revolving Loan, to facilitate our stock repurchase program and to fund our general business requirements.

We could borrow, repay and re-borrow under the Revolving Loan until December 29, 2026, at which time the commitments would terminate and all outstanding loans, together with all accrued and unpaid interest, must be repaid. If the Revolving Loan is refinanced by another lender prior to December 29, 2026, there is an additional fee payable concurrently with such refinancing based on a percentage (ranging from 1.0% to 3.0%) of the Total Commitment Amount depending on the date of the refinancing. Upon an event of default under the Sunflower Agreement, all obligations under the Sunflower Agreement would bear interest at a rate equal to three (3.0) percentage points above the interest rate applicable immediately prior to the occurrence of the event of default.

On April 18, 2025, we entered into a Consent and Second Amendment to the Sunflower Agreement (the "Second Sunflower Loan Amendment"). Pursuant to the Second Sunflower Loan Amendment, we and the Agent agreed to, among other things: (i) release the Agent’s security interest in all collateral securing our obligations under the Sunflower Agreement upon consummation of the sale of the Ammunition Manufacturing Business; (ii) reduce all amounts available under the Revolving Loan to zero dollars as of the effective date of the Second Sunflower Loan Amendment; (iii) enter into an Amended and Restated Revolving Line Promissory Note in the amount of $5.0 million, representing 100% of the Revolving Line Commitment (as defined in the Sunflower Agreement) available under the Sunflower Agreement, executed by the Company in favor of Agent as of the effective date of the Second Sunflower Loan Amendment; and (iv) certain other amendments to the Company's customary covenants and obligations under the Sunflower Agreement that only take effect in the event the Revolving Line Availability (as defined in the Sunflower Agreement) is greater than zero dollars.

Upon signing of the Second Sunflower Loan Amendment, the Revolving Line Availability was reduced to zero dollars and will remain at zero dollars unless we provide the Agent with a security interest in new collateral or otherwise further amend the Sunflower Agreement.

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

As of June 30, 2025, we did not have an outstanding balance on the Revolving Loan.

Off-Balance Sheet Arrangements

As of June 30, 2025 and March 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Estimates

Our condensed consolidated financial statements were prepared in accordance with GAAP. Critical accounting estimates are those that we believe are most important to the portrayal of our financial condition and results of operations. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are evaluated on an ongoing basis and are drawn from historical operations, current trends, future business plans and other factors that management believes are relevant at the time our condensed consolidated financial statements are prepared. Actual results may differ from our estimates. Management believes that the accounting estimates reflect the more significant judgments and estimates we use in preparing our condensed consolidated financial statements.

Certain accounting policies that require significant management estimates, and are deemed critical to our results of operations or financial position, are discussed in the critical accounting policies and estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K. There have been no material changes to the critical accounting policies disclosed in the Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the market risks disclosed under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) accurately recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) properly accumulated and communicated to our management, including our principal executive officer (“Chief Executive Officer” or “CEO”) and principal financial officer (“Chief Financial Officer” or “CFO”), to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon the evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses previously identified and disclosed in our Annual Report on Form 10-K for the year ended March 31, 2025 and listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that the previously disclosed material weaknesses in its internal control over financial reporting continue to exist as of June 30, 2025, specifically:

Control Environment, Information and Communication, and Monitoring Activities – Under the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework, the Board of Directors and senior management establish the tone at the top regarding the importance of internal controls and management reinforces expectations at the various levels of the company.

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

Management’s Remediation Initiatives for Existing Material Weaknesses

We have begun the process of, and we are focused on, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weaknesses. The Company has initiated remediation activities and expects to complete testing of the design and operating effectiveness of new controls over at least two consecutive quarters of financial reporting, in accordance with COSO and PCAOB guidance. Our planned internal control remediation efforts include the following:

Control Environment, Information and Communication, and Monitoring Activities:

•
Executive Communications to Reinforce Compliance – The Company’s CEO and other executives, at the direction of the Board of Directors, have reinforced and continue to reinforce the importance of adherence to the Company’s policies and procedures regarding ethics and compliance and the importance of identifying misconduct and raising and communicating concerns. This reinforcement has occurred through email and employee newsletter communications, staff meetings, remarks given to senior management, as well as other employee forums, including mandatory ethics training. The Company’s CEO and other executives, at the direction of the Board of Directors, have prioritized the remediation of the previously disclosed material weaknesses and have begun implementing additional compliance efforts required to achieve remediation status.
•
Organizational Enhancements – The Company successfully hired of a Chief Financial Officer and a Vice President of Accounting and External Reporting during the 2025 fiscal year, who bring extensive knowledge around finance, strategy, transformation, and accounting, and are both highly committed to ongoing evaluation and improvements within the Company.

The Company continues to implement other organizational enhancements, as follows: (i) the enhancement of the Company’s organizational structure over all finance functions and an increase in the Company’s accounting personnel with the requisite knowledge, experience, and training in GAAP to ensure that a formalized process for determining, documenting, communicating, implementing and monitoring controls over the period-end financial close and reporting processes is maintained and proper segregation exists between the preparer and reviewer for select transactions, and (ii) enhancement of accounting policies and procedures related to journal entries, invoice approval, account reconciliations and variance thresholds.

•
Significant and Unusual Transactions - The Company continues to implement improvements related to significant non-recurring transactions, including: (i) following a new process to address agreements with non-standard terms, including formalized review and approval (ii) more formalized practices for assessing the need for utilization of a third-party expert for unusual or complex transactions and (iii) the development of a more comprehensive review process and monitoring controls over significant transactions to ensure accurate accounting and the preparation of accounting memoranda.
•
Related Party Transaction Policy – The Company implemented a Related Party Transactions Policy in June 2024 to proactively identify transactions and improve disclosures. Guidance is provided by corporate disclosure counsel with review/approval by the Audit Committee. Management has implemented procedures for identification and disclosure of related party transactions.
•
Perquisites Policy – The Company implemented a new Perquisites Policy in May 2025 to better define its perquisites disclosure requirements, perquisite identification, training, and employee compliance requirements. Management has implemented processes for identifying perquisites to be disclosed.
•
Establishment of Disclosure Committee - In fiscal year 2025, the Company established a formal disclosure committee that includes key members of management that have responsibility for disclosure information necessary for periodic reports filed with the SEC. This committee meets on an as-needed basis, as well as prior to the Audit Committee meeting in which a Form 10-K, Form 10-Q or other relevant Exchange Act document will be approved. Its role includes coordinating disclosures, validating completeness and accuracy of information, and ensuring cross-functional input from legal, finance, and operations. The meetings cover all significant events from the period being reported upon and supporting information.

Control Activities:

•
Implementation of New Accounting System – The Company implemented a new accounting system to allow management to effectively design and implement appropriate general information technology and automated system controls, including system enforced segregation of duties. The Company continues to ensure the correct roles and responsibilities are assigned to ensure enforcement of segregation of duties, and to evaluate other systems and applications for additional controls. Management will also continue the rollout of IT remediation action plans, including developing an enhanced risk assessment process for third-party IT systems and implementation of IT monitoring procedures.
•
Implementation and Enhancement of Entity Wide Controls - The Company is in the process of enhancing existing entity-wide controls as a result of the control design remediation efforts and Audit Committee recommendations, and implementing the following new controls entity wide around the quarterly/annual financial reporting process:
•
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
•
The Company hired additional personnel and engaged third-party accounting experts, as needed, in its financial reporting and accounting function to ensure we have a sufficient complement of personnel with an appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements.

While these actions and planned actions will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address these control deficiencies or modify the remediation plan described above.

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act in Rule 13a-15(c) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to monitor the effectiveness of newly implemented controls and assess whether any additional changes are warranted.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there were no material developments to our legal proceedings disclosed in the Form 10-K. From time to time, we are involved in various disputes, claims, suits, investigations and legal proceedings arising in the ordinary course of business, including commercial, intellectual property, and employment-related matters, as well as stockholder derivative actions, class action lawsuits and other matters. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters were material to our business or financial condition based upon the standard set forth in the SEC’s rules. We believe we have substantial defenses in each unresolved matter, and we intend to vigorously defend against the claims brought by plaintiffs in the pending lawsuits.

As described in Note 12, “Related Party Transactions” and Note 14, “Contingencies”, in 2023 Mr. Urvan and the Company each filed lawsuits relating to the sale of GunBroker.com. On May 21, 2025, the Company entered into the Settlement Agreement with Mr. Urvan and certain other parties, which became effective on May 30, 2025, pursuant to which the parties to the Settlement Agreement filed a Stipulation of Voluntary Dismissal With Prejudice dismissing, with prejudice, all claims asserted in the Delaware Litigation. As partial consideration for the settlement, the Company issued a warrant and two unsecured promissory notes to an affiliate of Mr. Urvan. For a description of other terms of the Settlement Agreement, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Settlement of Delaware Litigation”.

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a GunBroker.com (“GunBroker.com”) for breach of contract (the “MN Action”). In the MN Action, DCP alleged that GunBroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleged $100 million in damages. On February 7, 2024, GunBroker.com removed the MN Action to the United States District Court for the District of Minnesota (Case No. 24-CV-00373-DWF-DTS). On February 14, 2024, GunBroker.com moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”). The court denied the Motion and GunBroker.com filed its Answer and Counterclaims. GunBroker.com denies the allegations in the MN Action, and it plans to vigorously defend the claims asserted against it. The parties’ initial disclosure statements were exchanged in August, 2024. The Company has, and will continue to, participate in the discovery process. The parties have retained expert witnesses who will supply expert testimony and reports. The Company expects this matter will be scheduled for trial in 2026.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in Part I, Item 1A "Risk Factors" of the Form 10-K for the year ended March 31, 2025, and filed with the SEC on June 16, 2025.

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

2.2.1#†

Asset Purchase Agreement, dated January 20, 2025, by and among OHC Technologies, Inc., Enlight Group II, LLC, Firelight Group I, LLC, Outdoor Holding Company and Olin Winchester, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 18, 2025).

2.2.2

First Amendment to the Asset Purchase Agreement, dated April 18, 2025, by and among OHC Technologies, Inc., Enlight Group II, LLC, Firelight Group I, LLC, Outdoor Holding Company and Olin Winchester, LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on April 18, 2025).

3.1	Amended and Restated Certificate of Incorporation (as amended through April 21, 2025) (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on June 16, 2025).
3.2	Bylaws (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on February 9, 2017).
3.3

Certificate of Designations with respect to the 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share, dated May 18, 2021 (Incorporated by Reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed on May 21, 2021).

4.2	Form of Underwriters’ Warrant Agreement issued December 3, 2020 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2020).
4.3	Purchase Warrant Issued to Eugene Webb, issued on December 21, 2020 (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-3 filed on August 20,2021).
4.4	Purchase Warrant Issued to Eugene Webb, issued on February 17, 2021 (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-3 filed on August 20, 2021).
4.5	Form of Warrant in connection with the May 21, 2025 Settlement Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 28, 2025).
4.6	Form of Additional Warrant in connection with the May 21, 2025 Settlement Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 28, 2025).
10.1+

Executive Separation Agreement, dated April 8, 2025, by and between Outdoor Holding Company and Fred W. Wagenhals (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2025).

10.2+

Executive Separation Agreement, dated May 21, 2025, by and between Outdoor Holding Company and Jared Smith (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on May 28, 2025).

10.3

Consent and Second Amendment to Loan and Security Agreement, dated April 18, 2025, by and among Outdoor Holding Company and Sunflower Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 18, 2025).

10.4

Consent and Third Amendment to Loan and Security Agreement, dated May 13, 2025, by and among Outdoor Holding Company and Sunflower Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 19, 2025).

10.5

Settlement Agreement, dated May 21, 2025, by and among Outdoor Holding Company, Speedlight Group I, LLC, Richard R. Childress, Jared Smith, Steven F. Urvan, Fred W. Wagenhals, Russell Williams Wallace, Jr. and the Board’s Delaware Litigation Settlement Committee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2025).

10.6	Form of Note 1 in connection with the Settlement Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 28, 2025).
10.7	Form of Note 2 in connection with the Settlement Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 28, 2025).

10.8

Amendment No. 2 to Settlement Agreement, dated May 21, 2025, by and between Outdoor Holding Company, Steven F. Urvan and Susan T. Lokey (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 28, 2025).

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

Outdoor Holding Company

	By:	/s/ Steven F. Urvan
Dated: August 8, 2025		Steven F. Urvan, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul Kasowski
Dated: August 8, 2025		Paul Kasowski, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)