Form 10-Q
period 2025-09-30
Outdoor Holding Co
filed 2025-11-10
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-13101

Outdoor Holding Company

(Exact name of registrant as specified in its charter)

Delaware	30-0957912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Circle 75 Pkwy, Suite 1300, Atlanta, GA 30339

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

As of November 5, 2025, there were 117,110,827 shares outstanding of the registrant’s common stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$65,669,937	$30,227,796
Accounts receivable, net	8,855,910	10,189,011
Prepaid expenses and other current assets	3,775,267	1,233,611
Current assets - discontinued operations	-	30,497,720
Total Current Assets	78,301,114	72,148,138

Equipment, net	6,999,535	6,477,684

Other Assets:
Deposits	90,942	83,278
Other intangible assets, net	92,831,051	98,891,767
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	1,180,707	1,466,026
Noncurrent assets - discontinued operations	-	27,392,642
TOTAL ASSETS	$270,273,443	$297,329,629

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$15,329,673	$18,079,577
Accrued liabilities	6,729,316	37,413,636
Current portion of operating lease liability	451,094	519,522
Notes payable - related parties, current portion	220,000	-
Current liabilities - discontinued operations	-	6,080,182
Total Current Liabilities	22,730,083	62,092,917

Long-term Liabilities:
Notes payable - related parties, net of $2,065,501 of debt discounts as of September 30, 2025	9,714,500	-
Income tax payable	1,609,520	1,609,520
Operating lease liability, net of current portion	803,668	1,035,813
Noncurrent liabilities - discontinued operations	-	10,564,816
Total Liabilities	34,857,771	75,303,066

Contingencies (Note 14)

Shareholders' Equity:
Series A cumulative perpetual preferred stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of September 30, 2025 and March 31, 2025	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized; 119,040,730 and 118,744,093 shares issued and 117,110,827 and 116,814,190 outstanding at September 30, 2025 and March 31, 2025, respectively	117,113	116,816
Additional paid-in capital	454,300,837	434,335,782
Accumulated deficit	(210,438,277)	(203,862,034)
Treasury stock	(8,565,401)	(8,565,401)
Total Shareholders' Equity	235,415,672	222,026,563
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$270,273,443	$297,329,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024

Net revenues	$11,984,314	$11,983,021	$23,841,540	$24,265,012
Cost of revenues	1,543,235	1,569,311	3,065,483	3,314,101
Gross Profit	10,441,079	10,413,710	20,776,057	20,950,911

Operating Expenses
Selling and marketing	71,409	121,851	127,940	205,255
Corporate general and administrative	2,839,534	8,123,917	10,177,470	16,756,870
Employee salaries and related expenses	3,247,521	4,818,080	8,688,686	9,528,486
Depreciation and amortization expense	3,575,591	3,375,476	7,085,612	6,721,279
Total operating expenses	9,734,055	16,439,324	26,079,708	33,211,890
Income (loss) from Operations	707,024	(6,025,614)	(5,303,651)	(12,260,979)

Other Income (Expense)
Other income	825,506	202,853	1,321,818	455,085
Gain on the extinguishment of debt	801,894	-	801,894	-
Interest expense	(929,596)	(45,444)	(1,277,926)	(90,922)
Total other income (expense)	697,804	157,409	845,786	364,163

Income (loss) before income taxes from continuing operations	1,404,828	(5,868,205)	(4,457,865)	(11,896,816)

Provision for income taxes	-	-	-	5,968,414

Net income (loss) from continuing operations	1,404,828	(5,868,205)	(4,457,865)	(17,865,230)

Preferred stock dividend	(748,611)	(782,640)	(1,522,743)	(1,556,773)

Net income (loss) before discontinued operations	656,217	(6,650,845)	(5,980,608)	(19,422,003)

Loss from discontinued operations, net of tax	-	(6,559,908)	(595,634)	(9,322,858)

Net income (loss) attributable to common stock shareholders	$656,217	$(13,210,753)	$(6,576,242)	$(28,744,861)

Basic income (loss) per share of common stock:
Continuing operations	$0.01	$(0.06)	$(0.05)	$(0.16)
Discontinued operations	-	(0.05)	(0.01)	(0.08)
Total basic income (loss) per share of common stock	$0.01	$(0.11)	$(0.06)	$(0.24)
Diluted income (loss) per share of common stock:
Continuing operations	$0.01	$(0.06)	$(0.05)	$(0.16)
Discontinued operations	-	(0.05)	(0.01)	(0.08)
Total diluted income (loss) per share of common stock	$0.01	$(0.11)	$(0.06)	$(0.24)
Weighted average number of shares outstanding
Basic	117,110,827	118,728,976	116,976,725	118,916,210
Diluted	117,700,922	118,728,976	116,976,725	118,916,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total
Balance as of March 31, 2025	1,400,000	$1,400	116,814,190	$116,816	$434,335,782	$(203,862,034)	$(8,565,401)	$222,026,563

Stock-based compensation	-	-	426,248	427	787,399	-	-	787,826
Warrants issued for legal settlement	-	-	-	-	7,094,926	-	-	7,094,926
Repurchase of common shares (1)	-	-	(129,611)	(130)	(171,070)	-	-	(171,200)
Preferred stock dividends	-	-	-	-	-	(638,022)	-	(638,022)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,111)	-	(136,111)
Net loss	-	-	-	-	-	(6,458,327)	-	(6,458,327)
Balance as of June 30, 2025	1,400,000	$1,400	117,110,827	$117,113	$442,047,037	$(211,094,494)	$(8,565,401)	$222,505,655

Warrant issued for extinguishment of debt	-	-	-	-	12,253,800	-	-	12,253,800
Preferred stock dividends	-	-	-	-	-	(621,008)	-	(621,008)
Dividends accumulated on preferred stock	-	-	-	-	-	(127,603)	-	(127,603)
Net income	-	-	-	-	-	1,404,828	-	1,404,828
Balance as of September 30, 2025	1,400,000	$1,400	117,110,827	$117,113	$454,300,837	$(210,438,277)	$(8,565,401)	$235,415,672

(Continued)

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total
Balance as of March 31, 2024	1,400,000	$1,400	119,181,067	$119,181	$430,525,824	$(69,923,398)	$(2,673,156)	$358,049,851

Stock-based compensation	-	-	360,833	361	1,435,677	-	-	1,436,038
Repurchase of common shares (1)	-	-	(205,704)	(206)	(365,959)	-	-	(366,165)
Preferred stock dividends	-	-	-	-	-	(638,022)	-	(638,022)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,111)	-	(136,111)
Net loss	-	-	-	-	-	(14,759,975)	-	(14,759,975)
Treasury shares purchased	-	-	(579,463)	(579)	-	-	(1,095,101)	(1,095,680)
Balance as of June 30, 2024	1,400,000	$1,400	118,756,733	$118,757	$431,595,542	$(85,457,506)	$(3,768,257)	$342,489,936

Stock-based compensation	-	-	369,583	370	1,186,624	-	-	1,186,994
Repurchase of common shares (1)	-	-	(66,082)	(66)	(94,432)	-	-	(94,498)
Preferred stock dividends	-	-	-	-	-	(646,529)	-	(646,529)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,111)	-	(136,111)
Net loss	-	-	-	-	-	(12,428,113)	-	(12,428,113)
Treasury shares purchased	-	-	(2,857,143)	(2,858)	-	-	(4,797,144)	(4,800,002)

Balance as of September 30, 2024	1,400,000	$1,400	116,203,091	$116,203	$432,687,734	$(98,668,259)	$(8,565,401)	$325,571,677
(1)
The Company acquired shares of common stock tendered by employees to satisfy the tax withholding obligations related to the vesting of such shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2025	2024

Cash flow from operating activities:
Net loss	$(5,053,499)	$(27,188,088)
Loss from discontinued operations, net of tax	(595,634)	(9,322,858)
Net loss from continuing operations	$(4,457,865)	$(17,865,230)
Adjustments to reconcile net loss to net cash provided by/(used in) operations:
Depreciation and amortization	7,085,612	6,721,279
Debt discount amortization	492,787	-
Stock-based compensation	787,826	2,623,031
Loss on disposal of assets	43,671	-
Allowance for credit losses	633,557	284,320
Reduction in right of use asset	285,319	291,421
Gain on sale of equity investment	(382,735)	-
Gain on extinguishment of debt	(801,894)	-
Valuation allowance	-	10,487,835
Deferred income taxes	-	(7,641,267)
Changes in current assets and liabilities
Accounts receivable	699,544	1,156,156
Prepaid expenses and other current assets	(3,560,524)	963,683
Deposits	(7,664)	(100,000)
Accounts payable	(2,749,904)	1,180,734
Accrued liabilities	(1,219,592)	3,258,176
Operating lease liability	(300,573)	(289,085)
Net cash provided by/(used in) operating activities	(3,452,435)	1,071,053

Cash flow from investing activities:
Sale of ammunition business assets	42,946,905	-
Proceeds from the sale of equity investments	542,831	-
Purchase of property and equipment	(1,590,418)	(2,046,157)
Net cash provided by/(used in) investing activities	41,899,318	(2,046,157)

Cash flow from financing activities:
Payments on insurance premium note	-	(1,433,792)
Preferred stock dividends paid	(1,395,139)	(1,420,660)
Repurchase of common shares	(171,200)	(460,661)
Common stock repurchase plan	-	(5,895,682)
Net cash used in financing activities	(1,566,339)	(9,210,795)
Cash flow from discontinued operations
Net cash used in operating activities of discontinued operations	(1,478,416)	(10,956,187)
Net cash provided by/(used in) investing activities of discontinued operations	40,013	(803,678)
Net cash used in financing activities of discontinued operations	-	(115,268)
Net cash used in discontinued operations	(1,438,403)	(11,875,133)
Net increase/(decrease) in cash	35,442,141	(22,061,032)
Cash, beginning of period	30,227,796	55,586,441
Cash, end of period	$65,669,937	$33,525,409

(Continued)

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended September 30,
	2025	2024

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$166,107	$196,552
Income taxes	$-	$-

Non-cash investing and financing activities:
Insurance premium note payment	$-	$2,402,436
Issuance of notes payable - related party in DE Litigation settlement	$51,000,000	$-
Discount on notes payable - related party in DE Litigation settlement	$(28,891,590)	$-
Warrant issued for legal settlement - related party in DE Litigation settlement	$7,094,926	$-
Warrant issued to extinguish debt	$12,253,800	$-
Dividends accumulated on preferred stock	$127,603	$136,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

Outdoor Holding Company ("Outdoor Holding," "we," "us," "our" or the "Company") began its operations in 2017 as a producer of high-performance ammunition and premium components. Following the acquisition of the GunBroker business ("GunBroker") in 2021, we conducted operations through two operating and reportable segments; Ammunition and Marketplace. The Ammunition segment engaged in the design, production and marketing of ammunition, ammunition components and related products. The Marketplace segment consists of the GunBroker e-commerce marketplace (“Marketplace”), which, in its role as a marketplace site, supports the lawful sale of firearms, ammunition, and hunting/shooting accessories. In addition, GunBroker helps provide the outdoors community with a state and federal compliant solution that connects buyers with sellers across the United States with local federally-licensed firearm dealers.

Prior to the sale of the Ammunition Manufacturing Business in April 2025 (see “Discontinued Operations and Assets Held for Sale” under Note 4), our Ammunition segment manufactured small arms ammunition and their components for the commercial, military, and law enforcement communities. Our manufacturing operations were based out of Manitowoc, Wisconsin. We emphasized an American heritage by using predominantly American-made components and raw materials in our products that were produced, inspected, and packaged at our facility in Manitowoc. Following the sale of the Ammunition Manufacturing Business, the Company continues to operate its online Marketplace business.

The Company changed its name from AMMO, Inc. to Outdoor Holding Company on April 21, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Outdoor Holding Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Accounting Basis

The accompanying unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, in the opinion of management, reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for the interim periods presented in this report. Additionally, these condensed consolidated financial statements and related disclosures are presented pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025. The results for the three and six months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

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

During the year ended March 31, 2025, the Board of Directors of the Company (the "Board of Directors" or "Board") initiated

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a formal review of strategic alternatives for the Company. This review of strategic alternatives resulted in the decision to sell the assets of the Company's Ammunition segment. The Company concluded the assets of the Ammunition segment met the criteria for classification as held for sale during the three months ended March 31, 2025. Additionally, the Company determined the ultimate disposal would represent a strategic shift that would have a major effect on the Company's operations and financial results. As such, the results of the Ammunition segment are presented as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. The assets and liabilities of the Ammunition segment have been reflected as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets for the year ended March 31, 2025. The Company ceased depreciating and amortizing its long-lived assets for the Ammunition segment, which primarily include right-of-use assets, intangible assets and property and equipment in the year ended March 31, 2025. On January 20, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Olin Winchester, LLC (the “Buyer”), to sell the Ammunition segment assets and liabilities for consideration of $75.0 million, subject to customary adjustments for estimated net working capital and real property costs and pro-rations. The transaction was completed on April 18, 2025.

Unless otherwise noted, all amounts and disclosures included in these notes to the condensed consolidated financial statements reflect only the Company's continuing operations. Refer to Note 4, "Discontinued Operations and Assets Held for Sale," for additional details on discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for credit losses, valuation of deferred tax assets, useful lives of assets, goodwill, intangible assets, stock-based compensation and warrants.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs, or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flow. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. As of September 30, 2025 and March 31, 2025, the Company had a goodwill carrying value of $90,870,094.

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable represents amounts due from customers for fees and sales taxes and include an allowance for estimated credit losses which is estimated based on the collectability and age of the accounts receivable balances and categorization of customers with similar financial condition. Sales taxes collected are remitted to the taxing authorities shortly after receipt.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flow, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three and six months ended September 30, 2025 and 2024.

Revenue Recognition

We recognize revenue when we transfer control of promised services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. Revenue is recognized net of any taxes collected, which are subsequently remitted to governmental authorities. We apply the following five-step model to determine revenue recognition:

•
Identification of a contract with a customer
•
Identification of the performance obligations in the contract
•
Determination of the transaction price
•
Allocation of the transaction price to the separate performance obligation
•
Recognition of revenue when performance obligations are satisfied

Marketplace revenues are generated through our GunBroker online marketplace. Performance obligations are satisfied, and revenue is recognized, as follows:

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

For the three and six months ended September 30, 2025 and 2024, no customers comprised more than 10% of total revenues. As of September 30, 2025 and March 31, 2025, no customers comprised more than 10% of accounts receivable.

Advertising Costs

Marketplace advertising costs are expensed as they are incurred and recorded in cost of revenues. We incurred advertising expenses of $105,970 and $92,145 for the three months ended September 30, 2025 and 2024, respectively. We incurred advertising expenses of $170,205 and $202,687 for the six months ended September 30, 2025 and 2024, respectively.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable and notes due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2025 and March 31, 2025, our bank account balances exceeded federally insured limits; however, we have not incurred losses related to these deposits.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires that public business entities, on an annual basis, (1) disclose specific categories in the effective tax rate reconciliation and (2) provide additional information for reconciling items that meet or exceed a quantitative threshold. Additionally, it requires all entities disclose the following information about income taxes paid on an annual basis: (1) the

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

year-to-date amounts of income taxes paid, disaggregated by federal (national), state, and foreign taxes, and (2) the amount of income taxes paid, disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. The amendments in this ASU should be applied on a prospective basis, although retrospective application to all periods presented is permitted. Early adoption is permitted. We are currently evaluating the potential impact of these changes.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. This ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. This ASU is applicable to the Company's fiscal year beginning on April 1, 2026, with early application permitted. The transition method is prospective. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. This ASU is applicable to the Company's fiscal year beginning April 1, 2028, with early adoption permitted. The transition method may be prospective, modified, or retrospective. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying condensed consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation. These reclassifications have no effect on the results of operations, shareholders' equity, and cash flow as previously reported.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INCOME (LOSS) PER COMMON SHARE

We calculate basic income/(loss) per share using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect is to reduce a loss or increase the income per share. Potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options (using the treasury stock method), the exercise of warrants (using the if-converted method), and the vesting of restricted stock unit awards.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Numerator:
Net income (loss) from continuing operations	$1,404,828	$(5,868,205)	$(4,457,865)	$(17,865,230)
Less: Preferred stock dividends	(748,611)	(782,640)	(1,522,743)	(1,556,773)
Net income (loss) before discontinued operations	656,217	(6,650,845)	$(5,980,608)	$(19,422,003)
Net loss from discontinued operations, net of tax	—	(6,559,908)	(595,634)	(9,322,858)
Net income (loss) attributable to common stockholders	$656,217	$(13,210,753)	$(6,576,242)	$(28,744,861)

Denominator:
Weighted average shares of common stock - basic	117,110,827	118,728,976	116,976,725	118,916,210
Effect of dilutive common stock purchase warrants	590,095	-	-	-
Effect of dilutive equity incentive awards	-	-	-	-
Weighted average shares of common stock - diluted	117,700,922	$118,728,976	116,976,725	118,916,210

Basic income (loss) per share attributable to common stockholders:
Continuing operations	$0.01	$(0.06)	$(0.05)	$(0.16)
Discontinued operations	$-	$(0.05)	$(0.01)	$(0.08)
Total basic income (loss) per share attributable to common stockholders	$0.01	$(0.11)	$(0.06)	$(0.24)

Diluted income (loss) per share attributable to common stockholders:
Continuing operations	$0.01	$(0.06)	$(0.05)	$(0.16)
Discontinued operations	$-	$(0.05)	$(0.01)	$(0.08)
Total diluted income (loss) per share attributable to common stockholders	$0.01	$(0.11)	$(0.06)	$(0.24)

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024

Common stock options	400,000	225,000	400,000	225,000
Non-vested stock awards	-	783,668	-	783,668
Warrants	8,720,345	1,721,296	21,720,345	1,721,296
Total shares excluded from net income (loss) per share attributable to common stockholders	9,120,345	2,729,964	22,120,345	2,729,964

NOTE 4 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As previously reported, the Board of Directors initiated a formal review of strategic alternatives for the Ammunition segment during the year ended March 31, 2025. On January 20, 2025, we entered into the Asset Purchase Agreement with the Buyer, pursuant to which the Buyer agreed to (i) acquire all assets of our business of designing, manufacturing, marketing, distributing and selling ammunition and ammunition components (collectively, the “Ammunition Manufacturing Business”) along with certain assets related to

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Ammunition Manufacturing Business, including the Ammunition Manufacturing Business’ dedicated manufacturing facility in Manitowoc, WI, and (ii) assume certain liabilities related to the Ammunition Manufacturing Business, for a gross purchase price of $75.0 million, subject to adjustments for estimated net working capital and real property costs and pro-rations (the “Transaction”). The Transaction closed on April 18, 2025. The net proceeds after all adjustments totaled approximately $42.9 million. The assets and liabilities of the Ammunition segment were classified as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheet as of March 31, 2025.

Financial Information of Discontinued Operations

There was no activity related to discontinued operations subsequent to June 30, 2025. Accordingly, the Company has not presented results of discontinued operations for the three months ended September 30, 2025. However, for informational purposes, the results of discontinued operations for the three months ended September 30, 2024 are presented in the table below. The following table summarizes the results of operations of the Ammunition segment that are reported as discontinued operations:

	For the Six Months Ended September 30,		For the Three Months Ended September 30,
	2025(1)	2024	2024

Net revenues(2)	$752,762	$38,108,123	$19,436,564
Cost of revenues	1,599,202	42,062,474	22,631,015
Gross profit	(846,440)	(3,954,351)	(3,194,451)

Operating expenses
Selling and marketing	15,819	541,254	326,045
Corporate general and administrative	232,104	5,049,472	2,359,347
Employee salaries and related expenses	84,502	1,030,390	558,661
Depreciation and amortization expense	-	35,866	-
Total operating expenses	332,425	6,656,982	3,244,053
Loss from operations	(1,178,865)	(10,611,333)	(6,438,504)
Total other income/(expense)	583,231	(272,448)	(121,404)
Loss from discontinued operations before income taxes	(595,634)	(10,883,781)	(6,559,908)
Benefit for income taxes	-	(1,560,923)	-
Loss from discontinued operations, net of tax	$(595,634)	$(9,322,858)	$(6,559,908)
(1)
Reflects results from April 1, 2025 through April 18, 2025 only.
(2)
Included in revenue for the six months ended September 30, 2025 and 2024 are excise taxes of $27,185 and $2,654,200, respectively. Included in revenue for the three months ended September 30, 2024 are excise taxes of $1,350,597.

There were no assets or liabilities classified as discontinued operations as of September 30, 2025. The following table summarizes the Ammunition segment assets and liabilities classified as discontinued operations in the accompanying condensed consolidated balance sheets:

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

Capital expenditures related to discontinued operations were $40,000 and $0.8 million for the six months ended September 30, 2025 and 2024, respectively.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable

Our net accounts receivable are summarized as follows:

	September 30, 2025	March 31, 2025
Accounts receivable	$12,027,841	$13,994,499
Less: allowance for credit losses	(3,171,931)	(3,805,488)
Accounts receivable, net	$8,855,910	$10,189,011

The following presents a reconciliation of our allowance for credit losses for the periods presented:

April 1, 2025	3,805,488
Increase/(reduction) in allowance	38,049
Write-off of uncollectible amounts	(671,606)
September 30, 2025	$3,171,931

Property and Equipment

Property and equipment consisted of the following at September 30, 2025 and March 31, 2025:

	September 30, 2025	March 31, 2025
Leasehold improvements	$—	$247,725
Furniture and fixtures	19,792	331,483
Software and equipment	10,047,708	9,249,946
Construction in progress	617,436	733,384
Total property and equipment	$10,684,936	$10,562,538
Less accumulated depreciation	(3,685,401)	(4,084,854)
Net property and equipment	$6,999,535	$6,477,684

Depreciation expense for the three and six months ended September 30, 2025 totaled $545,232 and $1,024,895, respectively, and was included in depreciation and amortization expenses in operating expenses on the condensed consolidated statements of operations.

Depreciation expense for the three and six months ended September 30, 2024 totaled $345,118 and $660,563, respectively, and was included in depreciation and amortization expenses in operating expenses on the condensed consolidated statements of operations.

Accrued Liabilities

At September 30, 2025 and March 31, 2025, accrued liabilities were as follows:

	September 30, 2025	March 31, 2025
Accrued bonus program	$1,012,500	$1,831,250
Accrued professional fees	695,269	4,682,183
Accrued payroll	905,424	764,174
Other accruals	972,058	674,735
Income taxes payable	394,065	394,065
Accrued contingency	2,750,000	29,067,229
Accrued liabilities	$6,729,316	$37,413,636

NOTE 6 – LEASES

We lease office space in Scottsdale, AZ and Atlanta, GA under contracts we classify as operating leases. None of our leases are financing leases. The Scottsdale lease has been extended through 2029 and does not include a renewal option.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 17, 2025, we signed a lease for 2,660 square feet of mixed-use warehouse space in Marietta, GA. The lease commenced on October 1, 2025 and expires in October 2028.

Consolidated lease expense for the three months ended September 30, 2025 was $143,023, including $135,734 of operating lease expense and $7,289 of other lease associated expenses such as association dues, taxes, utilities, and other month-to-month rentals. Consolidated lease expense for the three months ended September 30, 2024 was $137,222, including $131,782 of operating lease expense and $5,440 of other lease associated expenses such as association dues, taxes, utilities, and other month-to-month rentals.

Consolidated lease expense for the six months ended September 30, 2025 was $292,682, including $271,469 of operating lease expense and $21,213 of other lease associated expenses such as association dues, taxes, utilities, and other month-to-month rentals. Consolidated lease expense for the six months ended September 30, 2024 was $274,445, including $263,565 of operating lease expense and $10,880 of other lease associated expenses such as association dues, taxes, utilities, and other month-to-month rentals.

The weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2025 were 2.8 years and 10.0%, respectively.

Future minimum lease payments under non-cancellable leases as of September 30, 2025, are as follows:

Years Ended March 31,
2026(1)	$276,772
2027	564,681
2028	360,055
2029	242,595
Total Lease Payments	1,444,103
Less: Amount Representing Interest	(189,341)
Present Value of Lease Liabilities	$1,254,762
(1)
This amount represents future lease payments for the remaining six months of fiscal year 2026. It does not include any lease payments for the six months ended September 30, 2025.

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

The Company pays cumulative cash dividends on the Series A Preferred Stock when, as and if declared by its Board of Directors (or a duly authorized committee of its Board of Directors), only out of funds legally available for payment of dividends. Dividends on the Series A Preferred Stock accrue on the stated amount of $25.00 per share of the Series A Preferred Stock at a rate per annum equal to 8.75% (equivalent to $2.1875 per year), payable quarterly in arrears. Dividends on the Series A Preferred Stock declared by our Board of Directors (or a duly authorized committee of our Board of Directors) are payable quarterly in arrears on March 15, June 15, September 15 and December 15.

Generally, the Series A Preferred Stock is not redeemable by the Company prior to May 18, 2026. However, upon a change of control or de-listing event (each as defined in the Certificate of Designations), the Company will have a special option to redeem the Series A Preferred Stock for a limited period of time.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the dividends paid on the Series A Preferred Stock in the six months ended September 30, 2025 and 2024.

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2025	May 31, 2025	March 15, 2025 - June 14, 2025	June 16, 2025	$765,625	$0.54687500
August 12, 2025	August 31,2025	June 15,2025 - September 14, 2025	September 15, 2025	$765,625	$0.54687500

Preferred dividends accumulated as of September 30, 2025 were $127,604.

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2024	May 31, 2024	March 15, 2024 - June 14, 2024	June 17, 2024	$782,634	$0.55902778
August 15,2024	August 31,2024	June 15,2024 - September 14, 2024	September 15, 2024	$782,639	$0.55902778

Preferred dividends accumulated as of September 30, 2024 were $136,111.

NOTE 8 – CAPITAL STOCK

Our authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

2017 Equity Incentive Plan

In October 2017, our Board of Directors approved the 2017 Equity Incentive Plan (the "2017 Plan"). The 2017 Plan initially permitted the issuance of equity-based instruments covering up to a total of 485,000 shares of common stock. Our Board of Directors and stockholders approved an increase of 4,515,000 shares in October 2020, an additional increase of 1,000,000 shares in March 2023, and an additional increase of 3,000,000 shares in February 2024, bringing the total shares allowed under the 2017 Plan to 9,000,000. The 2017 Plan was terminated with respect to future awards on August 29, 2025.

2025 Long-Term Incentive Plan

On July 2, 2025, our Board of Directors approved the 2025 Long-Term Incentive Plan (the "2025 Plan") and our stockholders adopted the 2025 Plan at our Annual Meeting of Stockholders on August 29, 2025. The 2025 Plan permits the issuance of equity-based awards to plan participants representing up to a total of 10,000,000 shares of common stock.

Warrants

On September 17, 2025, we issued a warrant to purchase 13.0 million shares of common stock at an exercise price of $1.00 per share with a 5-year term. Please see Note 12, "Related Party Transactions," for more information.

On May 30, 2025, we issued a warrant to purchase 7.0 million shares of common stock at an exercise price of $1.81 per share and a 5-year term. Please see Note 12, "Related Party Transactions," for more information.

At September 30, 2025, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at April 1, 2025	1,721,256	$2.03	0.84
Granted	20,000,000	1.28	4.86
Exercised	—	—	—
Forfeited or cancelled	(911)	1.65	—
Outstanding at September 30, 2025	21,720,345	$1.34	4.50
Exercisable at September 30, 2025	1,720,345	$2.03	0.28

As of September 30, 2025, we had 21,720,345 warrants outstanding. Each warrant provides the holder the right to purchase one share of our common stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 100,000 shares of common stock at an exercise price of $0.01 per share until December 2026; (2) warrants to purchase 59,034 shares of our Common Stock at an exercise price of $2.00 per share until October 2025; (3) warrants to purchase 675,000 shares of our Common Stock at an exercise price of $2.00 per share until February 2026; (4) warrants to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share until December 2025; (5) warrants to purchase 386,311 shares of Common Stock at an exercise price

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of $2.63 until November 2025; (6) warrants to purchase 7,000,000 shares of common stock at an exercise price of $1.81 until May 2030; and (7) warrants to purchase 13,000,000 shares of common stock at an exercise price of $1.00 until September 2030.

Options Granted

During the year ended March 31, 2024, we granted stock options (“Options”) to purchase 400,000 shares of our common stock. The Options have a term of ten years. The vesting of the Options was accelerated to be fully vested on May 30, 2025 upon the execution of a separation agreement with our former Chief Executive Officer. As such, we recognized the remaining expense of $48,725 related to the Options during the three months ended June 30, 2025. We recognized expense of $33,568 and $74,623 related to the Options during the three and six months ended September 30, 2024, respectively.

The following is a summary of our stock option activity during the six months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Outstanding, April 1, 2025	400,000	$2.08	$1.50	8.32
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled/Forfeited	-	-	-	-
Outstanding, September 30, 2025	400,000	$2.08	$1.50	7.81

As of September 30, 2025, there was no unrecognized compensation expense related to unvested stock options.

Stock Awards

A summary of stock award activity for the six months ended September 30, 2025 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at April 1, 2025	215,196	$2.24
Granted	377,498	2.02
Vested	(426,027)	1.73
Forfeited	(166,667)	2.08
Outstanding at September 30, 2025	-	$-

As of September 30, 2025, there was no unrecognized compensation expense and were no unvested stock awards.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill at September 30, 2025 and March 31, 2025 was $90,870,094.

Amortization expense related to our intangible assets for the three and six months ended September 30, 2025 was $3,030,358 and $6,060,717, respectively. Amortization expense related to our intangible assets for the three and six months ended September 30, 2024 was $3,030,358 and $6,060,717, respectively.

Intangible assets consisted of the following:

		As of
	Life	September 30, 2025	March 31, 2025
Tradename	15	$76,532,389	$76,532,389
Customer List	10	65,252,802	65,252,802
Intellectual Property	10	4,224,442	4,224,442
Other Intangible Assets	5	357,747	357,747
Gross Intangibles Assets		146,367,380	146,367,380
Accumulated Amortization – Intangible Assets		(53,536,329)	(47,475,613)
Net Intangible Assets		$92,831,051	$98,891,767

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2026 (1)	$6,060,717
2027	12,055,846
2028	12,049,884
2029	12,049,884
2030	12,049,884
Thereafter	38,564,836
Annual amortization of intangible assets	$92,831,051
(1)
This amount represents future amortization for the remaining six months of fiscal year 2026. It does not include any amortization for the six months ended September 30, 2025.

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

The following table presents consolidated EBITDA for our reportable segment:

	For the three months ended September 30,		For the six months ended September 30,
	2025	2024	2025	2024

Net revenues	$11,984,314	$11,983,021	$23,841,540	$24,265,012
Cost of revenues	1,543,235	1,569,311	3,065,483	3,314,101
Selling and marketing	71,409	121,851	127,940	205,255
Corporate and administrative	2,839,534	8,123,917	10,177,470	16,756,870
Employee salaries and related expenses	3,247,521	4,818,080	8,688,686	9,528,486
Consolidated EBITDA	4,282,615	(2,650,138)	1,781,961	(5,539,700)
Adjustments and reconciling items:
Depreciation and amortization	3,575,591	3,375,476	7,085,612	6,721,279
Other income	825,506	202,853	1,321,818	455,085
Interest expense	(929,596)	(45,444)	(1,277,926)	(90,922)
Gain on the extinguishment of debt	801,894	—	801,894	—
Provision for income taxes	—	—	—	(5,968,414)
Net income (loss) from continuing operations	$1,404,828	$(5,868,205)	$(4,457,865)	$(17,865,230)

NOTE 11 – INCOME TAXES

The income tax provision effective tax rate was 0.0% for the three and six months ended September 30, 2025, and 0.0% and (50.2%) for the three and six months ended September 30, 2024, respectively. During the three and six months ended September 30, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to recording a full valuation allowance against our U.S. federal and state deferred tax assets. During the three and six months ended September 30, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in valuation allowance. We recorded a full valuation allowance against our U.S. federal and state net deferred tax assets for the three and six months ended September 30, 2024, as we concluded it is more likely than not that the net deferred tax assets will not be realized.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended March 31, 2021, 2022, 2023, 2024, and 2025 are subject to audit.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS

Gemini Accounts Receivable

Through our acquisition of Gemini Direct Investments, LLC ("Gemini") in 2021, a related party relationship was created through Mr. Urvan, then a director and now our Chairman of the Board and Chief Executive Officer, by virtue of his ownership of entities that provided services to Gemini. There was $201,646 included in our accounts receivable at September 30, 2025 and March 31, 2025 from entities owned by Mr. Urvan.

Warrants

7M Warrant

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

We evaluated the Warrant in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). We determined that the Warrant meets the criteria for equity classification since the Warrant is indexed to the Company's equity and includes settlement in shares. The Warrant was valued using the Black-Scholes option pricing model using a 70% volatility, risk free rate of 4.15% and a term of five years with a resulting fair value of $7,094,926. The Warrant was recorded as additional paid-in capital on the condensed consolidated balance sheet as of September 30, 2025.

13M Warrant

On September 17, 2025, the independent and disinterested members of the Board of Directors solely approved the exercise of the Prepayment Option on Note 2, as described below, and we issued the 13.0 million Additional Warrant in satisfaction of Note 2 ("13M Warrant). The warrant has a five-year term and an exercise price of $1.00 per share. Pursuant to the terms of the 13M Warrant, the warrant is exercisable at the holder’s discretion, in whole or in part, on or after September 17, 2026, provided that the Warrant automatically vests and becomes exercisable in certain circumstances, such as bankruptcy, liquidation, termination of the business or other similar events, as well as upon consummation of any Extraordinary Transaction (as defined in the warrant agreement).

We evaluated the 13M Warrant in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). We determined that the 13M Warrant meets the criteria for equity classification since the 13M Warrant is indexed to the Company's equity and includes settlement in shares. The 13M Warrant was valued using the Black-Scholes option pricing model using a 67.49% volatility, risk free rate of 3.62% and a term of five years with a resulting fair value of $12,253,800. The 13M Warrant was recorded as additional paid-in capital on the condensed consolidated balance sheet as of September 30, 2025.

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

We evaluated Note 1 in accordance with ASC 470, Debt ("ASC 470"). Note 1 was initially recorded at its calculated fair value of $9,866,679 with a resulting debt discount recorded of $2,133,321 on the condensed consolidated balance sheet for the period ended September 30, 2025. The debt discount will be amortized over the life of the note using the effective interest rate method.

During the three and six months ended September 30, 2025, we recorded interest expense on Note 1 of $245,865 and $327,820,

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively.

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

Pursuant to the terms of Note 2, we are required to make annual prepayments of the outstanding principal amount on Note 2 equal to $1.95 million on each Interest Payment Date. The Company has the right to prepay, prior to May 30, 2035, all or any part of the principal or interest of Note 2 without penalty. In addition, the holder may not request early repayment of Note 2 prior to May 30, 2027. The Company also has the option, at any time prior to May 30, 2026 (unless extended by mutual consent of the holder and the Company), to prepay all, but not less than all, of the then-outstanding principal amount of Note 2 and accrued and unpaid interest thereon in exchange for the issuance of a warrant (the “Additional Warrant”) to purchase 13.0 million shares of common stock (the “Additional Warrant Shares”), provided that the Company must first obtain stockholder approval of the issuance of the Additional Warrant and the Additional Warrant Shares pursuant to Nasdaq Listing Rule 5635. Upon issuance of the Additional Warrant, all remaining obligations under Note 2 would be deemed satisfied with the same force and effect as a prepayment of all principal and accrued and unpaid interest under Note 2. Any optional prepayment by the Company, whether in cash or by issuance of the Additional Warrant, must be approved by a majority vote of the independent and disinterested members of the Board of Directors as then constituted.

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

We evaluated Note 2 in accordance with ASC 470. Note 2 was initially recorded at its calculated fair value of $12,105,624 with a resulting debt discount recorded of $26,894,376 on the condensed consolidated balance sheet for the period ended June 30, 2025. The debt discount will be amortized over the life of the note using the effective interest rate method. We also evaluated the option to call Note 2 by issuing the Additional Warrant Shares in accordance with ASC 815. We determined that the call option is not clearly and closely related to the debt host, therefore, the call option is not required to be bifurcated.

On September 17, 2025, the independent and disinterested members of the Board of Directors solely approved the exercise of the Prepayment Option and we issued the 13.0 million Additional Warrant in satisfaction of Note 2. The prepayment of Note 2 was accounted for as an extinguishment of debt and a gain of $801,894 was recognized on the condensed consolidated income statement.

During the three and six months ended September 30, 2025, we recorded interest expense on Note 2 of $683,695 and $950,070, respectively.

NOTE 13 – REVOLVING LOAN

On December 29, 2023, we entered into a Loan and Security Agreement (the “Sunflower Agreement”) by and among the Company and the other borrowers party to the Sunflower Agreement, the lenders party thereto (collectively, the “Lenders”) and Sunflower Bank, N.A., as administrative agent and collateral agent (the “Agent”), pursuant to which the Lenders provided us a revolving loan ("Revolving Loan") in the principal amount of the lesser of (a) $20.0 million and (b) the borrowing base (a formula based on certain amounts owed to borrower for goods sold or services provided and eligible inventory). The proceeds of loans under the Sunflower Agreement could be used for working capital, general corporate purposes, permitted acquisitions, to pay fees and expenses incurred in connection with the Revolving Loan, to facilitate our stock repurchase program and to fund our general business requirements.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 13, 2025, the Company entered into a Third Amendment to the Sunflower Agreement (the “Third Sunflower Loan Amendment”). Pursuant to the Third Sunflower Loan Amendment, we and the Agent agreed to change the definitions in the Sunflower Agreement of: (i) “AMMO, Inc” to “Outdoor Holding Company,” (ii) “Ammo” to “OHC,” (iii) “AMMO TECHNOLOGIES, INC” to “OHC TECHNOLOGIES, INC,” and (iv) "AMMO MUNITIONS, INC” to “OHC MUNITIONS, INC.”

As of September 30, 2025, we did not have an outstanding balance on the Revolving Loan.

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

On December 20, 2024, the Board of Directors held a meeting, during which it voted to pursue a settlement and voted to approve terms outlined in a non-binding term sheet. On May 21, 2025, the Company entered into a settlement agreement with Mr. Urvan and certain other parties, which became effective on May 30, 2025, pursuant to which the parties to the settlement agreement filed a Stipulation of Voluntary Dismissal With Prejudice dismissing, with prejudice, all claims asserted in the Delaware Litigation. As partial consideration for the settlement, the Company issued the Warrant and the Notes to an affiliate of Mr. Urvan. We recorded a settlement contingency of $29.1 million during the year ended March 31, 2025. In the six months ended September 30, 2025, we recorded the Warrant and the Notes issued to an affiliate of Mr. Urvan in the settlement. Please see Note 12, “Related Party Transactions,” for additional information regarding the Warrant and Notes.

The MN Action

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a GunBroker.com (“GunBroker.com”) for breach of contract (the “MN Action”). In the MN Action, DCP alleges that GunBroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleges $100 million in damages. On February 7, 2024, GunBroker.com removed the MN Action to the United States District Court for the District of Minnesota. On February 14, 2024, GunBroker.com moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”). The Minnesota state court denied the Motion and GunBroker.com filed its Answer and Counterclaims. GunBroker.com denies the allegations in the MN Action, and it plans to vigorously defend the claims asserted against it. The parties’ initial disclosure statements were exchanged in August 2024. The parties have since participated in document discovery and fact witness depositions. The parties are engaged in expert discovery, and the

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company expects this matter will be scheduled for trial in 2026. We cannot yet reasonably estimate a loss or range of loss that may arise from a resolution in the MN Action. The Company will continue to evaluate the status of the MN Action litigation to determine when it is probable that a loss will be incurred and when the amount of the loss is reasonably estimable.

SEC Investigation

The Company faces an inestimable loss contingency stemming from a pending investigation of the Staff of the SEC Division of Enforcement (the "SEC Investigation"). The Company has produced documents responsive to document subpoenas and cooperated by, among other things, providing other information to the SEC Staff on a voluntary basis. The SEC Staff has significant discretion in conducting investigations, and therefore, the Company cannot predict the scope or outcome of the SEC Investigation. Based upon document subpoenas to the Company and other communications, it appears that the SEC Staff is investigating and will likely recommend that the SEC bring an enforcement action relating to the Company’s: (i) valuation of, and accounting for share-based compensation awards to employees, non-employee directors and other service providers, and issued in exchange for goods and services; (ii) capitalization of certain share issuance costs; (iii) disclosure of the valuation of equity-based compensation paid to certain executives; (iv) disclosure of certain executive officers and related party transactions; and (v) disclosure concerning the calculation of Adjusted EBITDA. The SEC Staff have not issued a Wells Notice to the Company. If the SEC Staff issues a Wells Notice, the Company will have the opportunity to present factual evidence, legal arguments and mitigating circumstances to the SEC. If, notwithstanding the Company’s Wells submission, the SEC authorizes a civil enforcement action, the agency may seek injunctions, civil penalties or other relief, and the Company may incur additional legal and other professional fees in defending such action or negotiating a resolution. Given the ongoing nature and complexity of the SEC Investigation, we cannot yet reasonably estimate a loss or range of loss that may arise from its resolution. The Company will continue to evaluate the status of the SEC Investigation and any resolution negotiation to determine when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Vista

On July 28, 2025, Vista Outdoor Sales, LLC d/b/a The Kinetic Group Sales ("Vista") filed a civil action against the Company in the United States District Court for the District of Minnesota alleging a breach of contract from an OEM Supplier and Ammunition Purchase Option Agreement dated August 9, 2021. After the Company divestiture of the Ammunition Business, it could no longer purchase ammunition manufacturing components. The Company continues to negotiate with Vista to resolve the dispute, but intends to rigorously defend its position if litigation is necessary. Management has evaluated the facts and circumstances of this matter, in consultation with legal counsel, and at this time cannot fully estimate the potential loss, if any. In an attempt to estimate the potential loss, the Company has recorded a liability in the amount of $2.75 million in the accompanying financial statements. The Company will continue to monitor developments and reassess the need for continued accrual as additional information becomes available.

There were no other known contingencies as of September 30, 2025.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended September 30, 2025, (ii) the audited consolidated financial statements and notes thereto for the year ended March 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2025 (the "Form 10-K") and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of March 31, 2025, all amounts herein are unaudited. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Holding Company (formerly AMMO, Inc.) and its consolidated subsidiaries.

Overview

Outdoor Holding Company is the owner of the GunBroker Marketplace ("GunBroker" or the "Marketplace"), a leading online marketplace serving the firearms and shooting sports industries. Through our Marketplace, we allow third party sellers to list items consisting of firearms, hunting gear, fishing equipment, outdoor gear, collectibles, and much more, while facilitating compliance with federal and state laws that govern the sale of firearms and other restricted items. This allows our base of over 8.6 million users to follow ownership policies and regulations through our network of approximately 32,000 federally licensed firearms dealers who serve as transfer agents. The nature and operation of the Marketplace as an online auction and sales platform also affords us a unique view into the total domestic market for the purpose of understanding sales trends at a granular level across all elements of the outdoor sports and shooting space. We generate revenue from marketplace fees, which include marketplace revenue, compliance fee revenue, advertising campaign revenue and shipping revenue. Our key strategic initiatives for the remainder of fiscal year 2026 include: launching universal payment processing to drive electronic transactions, decrease transaction friction, increase gross merchandise value ("GMV"), and accelerate user adoption; repurchasing shares (subject to Board approval) to improve the Company’s capital structure; advancing our restructuring efforts to further streamline the business and reduce operational costs; and implementing further user enhancements to the platform with new tools, analytics, and personalization features to deliver best-in-class buyer and seller experiences.

Recent Developments

Discontinued Operations

We began our operations in 2017 as a producer of high-performance ammunition and premium components. Following the acquisition of the GunBroker.com business in 2021, we conducted operations through two operating and reportable segments, Ammunition and Marketplace. The Ammunition segment engaged in the design, production and marketing of ammunition, ammunition component and related products. The Marketplace segment consists of the GunBroker e-commerce marketplace, which, in its role as an e-commerce marketplace site, supports the lawful sale of firearms, ammunition, and hunting/shooting accessories.

In fiscal year 2025, we initiated a formal review of various strategic alternatives. This review resulted in the decision to sell the Ammunition segment. On January 20, 2025, we entered into an Asset Purchase Agreement, as amended (the “Asset Purchase Agreement”) with Olin Winchester, LLC (the “Buyer”), pursuant to which the Buyer agreed to (i) acquire all assets of our business of designing, manufacturing, marketing, distributing and selling ammunition and ammunition components (collectively, the “Ammunition Manufacturing Business”) along with certain assets related to the Ammunition Manufacturing Business, including the Ammunition Manufacturing Business’ dedicated manufacturing facility in Manitowoc, WI, and (ii) assume certain liabilities related to the Ammunition Manufacturing Business, for a gross purchase price of $75.0 million, subject to adjustments for estimated net working capital and real property costs and pro-rations (the “Transaction”). The Transaction closed on April 18, 2025. The net proceeds after all adjustments totaled approximately $42.9 million. On April 21, 2025, we changed our name from “AMMO, Inc.” to “Outdoor Holding Company”. As of January 20, 2025, the Ammunition segment met the held for sale and discontinued operations accounting criteria. For information on discontinued operations, refer to Note 2 to our condensed consolidated financial statements under the caption “Discontinued Operations” and Note 4, "Discontinued Operations and Assets Held for Sale".

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

In addition to the Warrant, the Company issued to an affiliated designee of Mr. Urvan, (i) an unsecured promissory note in a principal amount of $12.0 million (“Note 1”) and (ii) an unsecured promissory note in a principal amount of $39.0 million (“Note 2” and together with Note 1, the “Notes”). Note 1 bears interest at 6.50% per annum (subject to a 2.00% increase during an event of default), which interest is payable to the holder annually on the anniversary of the Settlement Effective Date, beginning on the first anniversary of the Settlement Effective Date (each interest payment due date, an “Interest Payment Date”). Note 2 bore interest at a rate per annum equal to the applicable federal rate for long-term loans in effect on the Settlement Effective Date (subject to a 2.00% increase during an event of default), which was payable to the holder annually on the Interest Payment Date.

The unpaid principal balance of Note 1 and all accrued and unpaid interest thereon is due on the 12th anniversary of the Settlement Effective Date. Pursuant to the terms of Note 1, the Company is required to make annual prepayments of $1.0 million (inclusive of accrued and unpaid interest then due and payable) to the holder on each Interest Payment Date. The Company has the right to prepay all or any part of the principal or interest of Note 1 without penalty.

With respect to Note 2, the Company also had the option, at any time prior to the first anniversary of the Settlement Effective Date, to prepay all, but not less than all, of the then-outstanding principal amount of Note 2 and accrued and unpaid interest thereon in exchange for the issuance of a warrant (the “Additional Warrant”) to purchase 13.0 million shares of Common Stock (the “Prepayment Option”). On September 17, 2025, the independent and disinterested members of the Board of Directors approved the exercise of the Prepayment Option, and we issued the Additional Warrant to Mr. Urvan’s affiliated designee. Upon issuance of the Additional Warrant, all remaining obligations under Note 2 were deemed satisfied with the same force and effect as a prepayment of all principal and accrued and unpaid interest under Note 2. The Additional Warrant has a five-year term and an exercise price of $1.00 per share. Pursuant to the terms of the Additional Warrant, the Additional Warrant is exercisable at the holder’s discretion, in whole or in part, on or after September 17, 2026, subject to accelerated vesting in certain circumstances. Except with respect to the exercise price and the vesting date, the terms of the Additional Warrant and the Warrant are substantially similar.

Results of Operations

The following table presents summarized financial information taken from our unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2025, compared with the three and six months ended September 30, 2024:

	For the Three Months Ended September 30		For the Six Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net revenues	$11,984,314	$11,983,021	$23,841,540	$24,265,012
Cost of revenues	1,543,235	1,569,311	3,065,483	3,314,101
Gross profit	10,441,079	10,413,710	20,776,057	20,950,911
Operating expenses	9,734,055	16,439,324	26,079,708	33,211,890
Income (loss) from operations	707,024	(6,025,614)	(5,303,651)	(12,260,979)
Other income (expense)
Other income (expense), net	697,804	157,409	845,786	364,163
Income (loss) before provision for income taxes from continuing operations	1,404,828	(5,868,205)	(4,457,865)	(11,896,816)
Provision for income taxes	—	—	—	5,968,414
Net income (loss) from continuing operations	$1,404,828	$(5,868,205)	$(4,457,865)	$(17,865,230)

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

Adjusted EBITDA

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Reconciliation of GAAP net income (loss) from continuing operations to Adjusted EBITDA
Net income (loss) from continuing operations	$1,404,828	$(5,868,205)	$(4,457,865)	$(17,865,230)
Provision for income taxes	—	—	—	5,968,414
Depreciation and amortization	3,575,591	3,375,476	7,085,612	6,721,279
Interest expense, net	929,596	45,444	1,277,926	90,922
Stock-based compensation	—	1,186,994	787,826	2,623,032
Other income (expense), net	(825,506)	(202,853)	(1,321,818)	(455,085)
Acquisitions and divestitures	29,350	154,228	108,747	154,228
Special Committee Investigation and restatement	71,012	954,857	1,375,920	954,857
SEC Investigation	(1,647,067)	3,653,236	(970,986)	5,242,045
Delaware Litigation legal and professional fees	(147,617)	649,764	1,207,247	1,328,883
Corporate restructuring costs	569,593	—	2,005,286	—
Gain on extinguishment of debt	(801,894)	—	(801,894)	—
Other nonrecurring expenses(1)	1,750,000	—	1,750,000	3,299,933
Adjusted EBITDA	$4,907,886	$3,948,941	$8,046,001	$8,063,278
(1)
For the three and six months ended September 30, 2025, other nonrecurring expenses consisted of a contingency for a settlement with a vendor as part of our sale of the Ammunition Manufacturing Business. For the six months ended September 30, 2024, other nonrecurring expenses consisted of a contingency related to the previously disclosed settlement with Triton Value Partners, LLC.

Adjusted EBITDA is a non-GAAP financial measure that displays our net income (loss) from continuing operations, adjusted to eliminate the effect of certain items as described below. We define Adjusted EBITDA as net income (loss) from continuing operations excluding (i) provision or benefit for income taxes, (ii) depreciation and amortization, (iii) interest expense, net, (iv) share-based compensation expenses relating to employee stock awards and common stock purchase options, (v) other income (expense), net, (vi) expenses related to acquisition and divestitures, (vii) gain on extinguishment of debt, (viii) professional service and legal fees related to an investigation conducted by a special committee of the Board of Directors (the “Special Committee Investigation”), a pending investigation of the Staff of the SEC Division of Enforcement and the Delaware Litigation and (ix) other nonrecurring expenses, such as contingencies associated with litigation or settlements and corporate restructuring costs related to headcount reductions, severance, and expense consolidation.

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

Net Revenues

We generate revenue from marketplace fees, which includes marketplace revenue, compliance fee revenue, advertising revenue and shipping revenue. Marketplace revenue consists of optional listing fees with variable pricing components based on customer options and final value fees based on a percentage of the final selling price of the listed item. Compliance fee revenue consists of fees charged to customers based on the final price of an item at the time of purchase. In the next reporting quarter, the Compliance Fee will be called the Marketplace Service Fee, which will still be charged to customers based on the final price of an item at the time of purchase. Advertising revenue consists of fees charged for advertisement placement and impressions generated through the GunBroker website. Shipping revenue consists of fees for shipping of items sold on the GunBroker website.

Net revenues for the three months ended September 30, 2025 were consistent with the prior period. There was a minor reduction in volume through our Marketplace, offset by a minor increase in advertising revenue.

Net revenues for the six months ended September 30, 2025 decreased by $0.4 million, or 1.7%, from the prior period due to a decrease in GMV generated from our Marketplace due to market conditions partially offset by a minor increase in our take rate and a minor increase in advertising revenue.

Cost of Revenues

Cost of revenues consists of costs associated with facilitating transactions on the GunBroker platform as well as advertising costs.

Cost of revenues for the three months ended September 30, 2025 were consistent with the three months ended September 30, 2024.

Cost of revenues for the six months ended September 30, 2025 decreased $0.2 million compared to the six months ended September 30, 2024. This decrease was the result of a decrease in credit card processing fees and a minor decrease in advertising expenses, as well as expenses to host our GunBroker.com website.

Gross Margin

Our gross margin, which measures our gross profit as a percentage of sales increased to 87.1% for both the three and six months ended September 30, 2025 from 86.9% and 86.3% for the three and six months ended September 30, 2024, respectively. The increase in gross margin was a result of improved platform monetization and an increasing mix of high-margin seller services, such as advertising and listing enhancements.

Operating Expenses

Operating expenses consist of selling and marketing expenses, which include tradeshows and marketing expenses; corporate general and administrative expenses, which include legal and professional fees, insurance and rent; employee salaries and related expenses, which include salaries, benefits and stock-based compensation and depreciation and amortization expenses.

Operating expenses decreased by approximately $6.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in operating expenses was the result of a decrease of $4.6 million in legal fees related to the completion of the Delaware Litigation and developments in the SEC Investigation, a $2.0 million reduction in legal fees associated with recording a receivable from our directors and officers insurance, a reduction of stock-based compensation expense of $1.2 million due to a reduction in stock award grants, a $0.3 million reduction in salaries and related expenses due to reduced headcount and a $0.4 million reduction due to a reduction in bad debt expense as a result of increased collection efforts. These decreases were partially offset by a $1.8 million increase associated with an increased contingency for a settlement with a vendor as part of our sale of the Ammunition Manufacturing Business.

Operating expenses decreased by approximately $7.1 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. The decrease in operating expenses was the result of a reduction of $3.2 million in settlement contingencies that were recorded in the six months ended September 30, 2024 without a corresponding expense in the six months ended September 30, 2025 as well as a decrease in stock-based compensation expense of $1.8 million due to a reduction in stock award grants, a decrease of $4.3 million in legal fees related to the completion of the Delaware Litigation and developments in the SEC Investigation, and a $2.0 million reduction in legal fees associated with recording a receivable from our directors and officers insurance. These decreases were partially offset by an increase of $2.0 million in employee salaries and related expenses as a result of severance costs associated with corporate restructuring, an increase in depreciation and amortization resulting from increased capitalized software development costs, and $1.8 million increase associated with an increased contingency for a settlement with a vendor as part of our sale of the Ammunition Manufacturing Business.

Other Income and Expenses, Net

Other income, net for the three months ended September 30, 2025 increased by $0.5 million compared to the three months ended September 30, 2024. This increase was primarily the result of recognizing a $0.8 million gain on the extinguishment of the $39.0 million note payable due to the conversion to the Additional Warrant, an increase of $0.4 million associated with the sale of equity securities, and an increase in interest income of $0.2 million due to a higher cash balance, partially offset by an increase in interest expense of $0.9 million related to the Notes issued in the Delaware Litigation settlement.

Total other income, net for the six months ended September 30, 2025 increased by $0.5 million compared to the six months ended September 30, 2024. This increase was primarily the result of recognizing an $0.8 million gain on the extinguishment of the $39.0 million note payable due to the conversion to a 13.0 million warrant in addition to an increase in interest income of $0.5 million due to a higher cash balance and an increase of $0.4 million associated with the sale of equity securities, partially offset by an increase in interest expense of $1.2 million related to the Notes issued in the Delaware Litigation settlement.

Income Taxes

For the three and six months ended September 30, 2025, we did not record a provision or benefit for federal and state income taxes due to recording a full valuation allowance against our net deferred tax assets. For the three and six months ended September 30, 2024, we recorded a provision for federal and state income taxes of approximately zero and $6.0 million respectively. The change in tax benefit for the six months ended September 30, 2024 was a result of recording a full valuation allowance against our deferred tax assets as we concluded it is more likely than not that the net deferred tax assets will not be realized.

Liquidity and Capital Resources

As of September 30, 2025, we had $65.7 million of cash and cash equivalents, an increase of $35.4 million from March 31, 2025. The increase was primarily attributable to the net proceeds received from the sale of the Ammunition Manufacturing Business of $42.9 million partially offset by cash used in operations.

Working Capital is summarized and compared as follows:

	September 30, 2025	March 31, 2025
Current assets	$78,301,114	$72,148,138
Current liabilities	22,730,083	62,092,917
	$55,571,031	$10,055,221

Changes in cash flow are summarized as follows:

Operating Activities

For the six months ended September 30, 2025, net cash used in operations was primarily the result of our net loss, a reduction in accounts payable and accrued liabilities primarily associated with a decrease in legal and professional fees as well as an increase in prepaid expenses and other current assets associated with payments for annual insurance and a receivable due from claims under the directors and officers insurance policy. The cash used in operations was partially offset by the benefit of non-cash expenses for depreciation and amortization.

For the six months ended September 30, 2024, net cash provided by operations was primarily the result of an increase in accrued liabilities and accounts payable related to unpaid legal and professional fees and an increase in accounts receivable due the timing of collecting of revenues generated from the prior quarter. The cash provided by operations also included the benefit of non-cash expenses for depreciation and amortization, employee stock compensation, and the change in the valuation allowance placed on deferred income taxes.

Investing Activities

For the six months ended September 30, 2025, net cash provided by investing activities consisted primarily of proceeds of $42.9 million related to the sale of the Ammunition Manufacturing Business and $0.5 million in proceeds from the sale of an equity investment partially offset by $1.6 million in capitalized development costs related to our Marketplace.

For the six months ended September 30, 2024, net cash used in investing activities consisted of $2.0 million related to capitalized development costs for our Marketplace.

Financing Activities

For the six months ended September 30, 2025, net cash used in financing activities consisted of $1.4 million in payments of preferred stock dividends and $0.2 million used in the repurchase of common stock to cover taxes on shares issued to employees.

For the six months ended September 30, 2024, net cash used in financing activities consisted of $1.4 million of insurance premium note payments, $1.4 million in payments of preferred stock dividends, $5.9 million used to repurchase shares of common stock pursuant to our then-existing repurchase plan, and $0.5 million used in the repurchase of common shares to cover taxes on shares issued to employees.

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

Leases

We currently lease two locations that are used for our offices. On September 17, 2025, we signed a lease for 2,660 square feet of mixed-use warehouse space in Marietta, GA. The lease commenced on October 1, 2025 and expires in October 2028. As of September 30, 2025, we had $1.4 million of fixed lease payment obligations with $0.3 million payable within the next 12 months. Please refer to Note 6, "Leases" for additional information.

Promissory Notes Issued in Settlement of the Delaware Litigation

As described in the "Recent Developments" section, on May 30, 2025, we issued Note 1 and Note 2 pursuant to the Settlement Agreement. The aggregate principal amount of Note 1 and Note 2 was $51.0 million, and we were required to make aggregate annual prepayments of $2.95 million beginning on May 30, 2026.

For the three months ended September 30, 2025, we recorded interest expense of $245,865 and $683,695 on Notes 1 and 2, respectively. For the six months ended September 30, 2025, we recorded interest expense of $327,820 and $950,070 on Notes 1 and 2, respectively.

On September 17, 2025, the independent and disinterested members of the Board of Directors approved the exercise of the Prepayment Option, and we issued the Additional Warrant in satisfaction of Note 2. The prepayment of Note 2 was accounted for as an extinguishment of debt and a gain of $801,894 was recognized on the condensed consolidated income statement. After the prepayment of Note 2, the remaining principal balance on Note 1 is 12.0 million and we are required to make an annual prepayment of $1.0 million on Note 1 beginning on May 30, 2026.

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

On May 13, 2025, the Company entered into a Third Amendment to the Sunflower Agreement (the “Third Sunflower Loan Amendment”). Pursuant to the Third Sunflower Loan Amendment, we and the Agent agreed to change the definitions in the Sunflower Agreement of: (i) “AMMO, Inc” to “Outdoor Holding Company,” (ii) “Ammo” to “OHC,” (iii) “AMMO TECHNOLOGIES, INC” to “OHC TECHNOLOGIES, INC,” and (iv) "AMMO MUNITIONS, INC” to “OHC MUNITIONS, INC.”

As of September 30, 2025, we did not have an outstanding balance on the Revolving Loan.

Off-Balance Sheet Arrangements

As of September 30, 2025 and March 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

Certain accounting policies that require significant management estimates, and are deemed critical to our results of operations or financial position, are discussed in the critical accounting policies and estimates section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K. There have been no material changes to the critical accounting policies disclosed in the Form 10-K.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon the evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses previously identified and disclosed in the Form10-K and listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that the previously disclosed material weaknesses in its internal control over financial reporting continue to exist as of September 30, 2025, specifically:

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

Control Environment, Information and Communication, and Monitoring Activities:

•
Executive Communications to Reinforce Compliance – The Company’s CEO and other executives, at the direction of the Board of Directors, have reinforced and continue to reinforce the importance of adherence to the Company’s policies and procedures regarding ethics and compliance and the importance of identifying misconduct and raising and communicating concerns. This reinforcement has occurred through email and employee newsletter communications, staff meetings, remarks given to senior management, as well as other employee forums, including mandatory ethics training. The Company’s CEO and other executives, at the direction of the Board of Directors, have prioritized the remediation of the previously disclosed material weaknesses and have continued to implement additional compliance efforts required to achieve remediation status.
•
Organizational Enhancements – The Company successfully hired a Chief Financial Officer and a Vice President of Accounting and External Reporting during the 2025 fiscal year, who bring extensive knowledge around finance, strategy, transformation, and accounting, and are both highly committed to ongoing evaluation and improvements within the Company.

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

•
Significant and Unusual Transactions - The Company continues to implement improvements related to significant nonrecurring transactions, including: (i) following a new process to address agreements with non-standard terms, including formalized review and approval (ii) more formalized practices for assessing the need for utilization of a third-party expert for unusual or complex transactions and (iii) the development of a more comprehensive review process and monitoring controls over significant transactions to ensure accurate accounting and the preparation of accounting memoranda.
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
•
Establishment of Disclosure Committee - In fiscal year 2025, the Company established a formal disclosure committee that includes key members of management that have responsibility for disclosure information necessary for periodic reports filed with the SEC. This committee meets on an as-needed basis, as well as prior to the Audit Committee meeting in which a Form 10-K, Form 10-Q, or other relevant Exchange Act document will be approved. Its role includes coordinating disclosures, validating completeness and accuracy of information, and ensuring cross-functional input from legal, finance, and operations. The meetings cover all significant events from the period being reported upon and supporting information.

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

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act in Rule 13a-15(c) and 15d-15(e) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to monitor the effectiveness of newly implemented controls and assess whether any additional changes are warranted.

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

On July 28, 2025, Vista Outdoor Sales, LLC d/b/a The Kinetic Group Sales ("Vista") filed a civil action ("Vista Action") against the Company in the United States District Court for the District of Minnesota (Case No. 25-CV-03023-NEB-DTS) alleging a breach of contract from an OEM Supplier and Ammunition Purchase Option Agreement dated August 9, 2021. After the Company divestiture of the Ammunition Business, it could no longer purchase ammunition manufacturing components. The Company continues to negotiate with Vista to resolve the dispute, but intends to rigorously defend its position if litigation is necessary. The Company has been served with the summons and complaint but has not yet filed an answer under extension. The Company denies the allegations in the Vista Action and plans to vigorously defend the claims asserted against it if the parties are unable to reach a settlement.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in Part I, Item 1A "Risk Factors" of the Form 10-K.

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

4.2	Form of Underwriters’ Warrant Agreement issued December 3, 2020 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2020).
4.3	Purchase Warrant Issued to Eugene Webb, issued on December 21, 2020 (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-3 filed on August 20,2021).
4.4	Purchase Warrant Issued to Eugene Webb, issued on February 17, 2021 (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-3 filed on August 20, 2021).
4.5	Form of Warrant in connection with the May 21, 2025 Settlement Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 28, 2025).
4.6	Form of Additional Warrant in connection with the May 21, 2025 Settlement Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 28, 2025).
10.1+	Outdoor Holding Company 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on October 24, 2025).
10.2+*	Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Outdoor Holding Company 2025 Long-Term Incentive Plan.
10.3+*	Form of Restricted Stock Award Agreement (Employees) under the Outdoor Holding Company 2025 Long-Term Incentive Plan.
10.4+*	Form of Time-Based Restricted Stock Unit Award Agreement under the Outdoor Holding Company 2025 Long-Term Incentive Plan.
10.5+*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Outdoor Holding Company 2025 Long-Term Incentive Plan.
10.6+

Executive Separation Agreement, dated September 16, 2025, by and between Outdoor Holding Company and Tod Wagenhals (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 16, 2025).

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

Outdoor Holding Company

	By:	/s/ Steven F. Urvan
Dated: November 10, 2025		Steven F. Urvan, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul J. Kasowski
Dated: November 10, 2025		Paul J. Kasowski, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)