Form 10-Q
period 2025-12-31
Outdoor Holding Co
filed 2026-02-09
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 4, 2026, there were 117,288,722 shares outstanding of the registrant’s common stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$69,857,730	$30,227,796
Accounts receivable, net	9,169,620	10,189,011
Prepaid expenses and other current assets	3,491,194	1,233,611
Current assets - discontinued operations	-	30,497,720
Total Current Assets	82,518,544	72,148,138

Equipment, net	6,919,523	6,477,684

Other Assets:
Deposits	240,942	83,278
Other intangible assets, net	89,922,549	98,891,767
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	1,181,619	1,466,026
Noncurrent assets - discontinued operations	-	27,392,642
TOTAL ASSETS	$271,653,271	$297,329,629

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$15,365,812	$18,079,577
Accrued liabilities	4,568,422	37,413,636
Current portion of operating lease liability	498,322	519,522
Notes payable - related parties, current maturities	220,000	-
Current liabilities - discontinued operations	-	6,080,182
Total Current Liabilities	20,652,556	62,092,917

Long-term Liabilities:
Notes payable - related parties, net of $2,014,636 of debt discounts as of December 31, 2025	9,765,365	-
Income tax payable	1,609,520	1,609,520
Operating lease liability, net of current portion	753,754	1,035,813
Other noncurrent liabilities	1,604,167	-
Noncurrent liabilities - discontinued operations	-	10,564,816
Total Liabilities	34,385,362	75,303,066

Contingencies (Note 14)

Shareholders' Equity:
Series A cumulative perpetual preferred stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of December 31, 2025 and March 31, 2025	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized; 119,218,625 and 118,744,093 shares issued and 117,288,753 and 116,814,190 shares outstanding at December 31, 2025 and March 31, 2025, respectively	117,291	116,816
Additional paid-in capital	454,688,270	434,335,782
Accumulated deficit	(208,973,651)	(203,862,034)
Treasury stock	(8,565,401)	(8,565,401)
Total Shareholders' Equity	237,267,909	222,026,563
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$271,653,271	$297,329,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

Net revenues	$13,394,465	$12,521,867	$37,236,005	$36,786,879
Cost of revenues	1,730,755	1,571,771	4,796,238	4,885,872
Gross Profit	11,663,710	10,950,096	32,439,767	31,901,007

Operating Expenses
Selling and marketing	20,834	35,114	148,774	240,369
Corporate general and administrative	3,191,197	24,137,454	13,368,667	40,894,324
Employee salaries and related expenses	2,852,174	3,877,710	11,540,860	13,406,196
Depreciation and amortization expense	3,633,722	3,410,758	10,719,334	10,132,037
Total operating expenses	9,697,927	31,461,036	35,777,635	64,672,926
Income (loss) from Operations	1,965,783	(20,510,940)	(3,337,868)	(32,771,919)

Other Income (Expense)
Other income	510,332	161,705	1,832,150	616,790
Gain on the extinguishment of debt	-	-	801,894	-
Interest expense	(245,865)	(45,480)	(1,523,791)	(136,402)
Total other income	264,467	116,225	1,110,253	480,388

Income (loss) before income taxes from continuing operations	2,230,250	(20,394,715)	(2,227,615)	(32,291,531)

Provision for income taxes	-	-	-	5,968,414

Net income (loss) from continuing operations	2,230,250	(20,394,715)	(2,227,615)	(38,259,945)

Preferred stock dividend	(765,625)	(782,640)	(2,288,368)	(2,339,411)

Net income (loss) before discontinued operations	1,464,625	(21,177,355)	(4,515,983)	(40,599,356)

Loss from discontinued operations, net of tax	-	(5,734,067)	(595,634)	(15,056,925)

Net income (loss) attributable to common stockholders	$1,464,625	$(26,911,422)	$(5,111,617)	$(55,656,281)

Basic income (loss) per share of common stock:
Continuing operations	$0.01	$(0.18)	$(0.04)	$(0.34)
Discontinued operations	-	(0.05)	(0.00)	(0.13)
Total basic income (loss) per share of common stock	$0.01	$(0.23)	$(0.04)	$(0.47)
Diluted income (loss) per share of common stock:
Continuing operations	$0.01	$(0.18)	$(0.04)	$(0.34)
Discontinued operations	-	(0.05)	(0.00)	(0.13)
Total diluted income (loss) per share of common stock	$0.01	$(0.23)	$(0.04)	$(0.47)
Weighted average number of shares outstanding
Basic	117,201,724	116,214,522	117,051,997	118,012,373
Diluted	122,878,441	116,214,522	117,051,997	118,012,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total
Balance as of March 31, 2025	1,400,000	$1,400	116,814,190	$116,816	$434,335,782	$(203,862,034)	$(8,565,401)	$222,026,563

Stock-based compensation	-	-	426,248	427	787,399	-	-	787,826
Warrants issued for legal settlement	-	-	-	-	7,094,926	-	-	7,094,926
Repurchase of common shares (1)	-	-	(129,611)	(130)	(171,070)	-	-	(171,200)
Preferred stock dividends	-	-	-	-	-	(638,022)	-	(638,022)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,111)	-	(136,111)
Net loss	-	-	-	-	-	(6,458,327)	-	(6,458,327)
Balance as of June 30, 2025	1,400,000	$1,400	117,110,827	$117,113	$442,047,037	$(211,094,494)	$(8,565,401)	$222,505,655

Warrant issued for extinguishment of debt	-	-	-	-	12,253,800	-	-	12,253,800
Preferred stock dividends	-	-	-	-	-	(621,008)	-	(621,008)
Dividends accumulated on preferred stock	-	-	-	-	-	(127,603)	-	(127,603)
Net income	-	-	-	-	-	1,404,828	-	1,404,828
Balance as of September 30, 2025	1,400,000	$1,400	117,110,827	$117,113	$454,300,837	$(210,438,277)	$(8,565,401)	$235,415,672

Employee stock awards	-	-	223,750	224	469,412	-	-	469,636
Repurchase of common shares (1)	-	-	(45,824)	(46)	(81,979)	-	-	(82,025)
Preferred stock dividends	-	-	-	-	-	(638,021)	-	(638,021)
Dividends accumulated on preferred stock	-	-	-	-	-	(127,603)	-	(127,603)
Net income	-	-	-	-	-	2,230,250	-	2,230,250
Balance as of December 31, 2025	1,400,000	$1,400	117,288,753	$117,291	$454,688,270	$(208,973,651)	$(8,565,401)	$237,267,909

(Continued)

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total
Balance as of March 31, 2024	1,400,000	$1,400	119,181,067	$119,181	$430,525,824	$(69,923,398)	$(2,673,156)	$358,049,851

Stock-based compensation	-	-	360,833	361	1,435,677	-	-	1,436,038
Repurchase of common shares (1)	-	-	(205,704)	(206)	(365,959)	-	-	(366,165)
Preferred stock dividends	-	-	-	-	-	(638,022)	-	(638,022)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,111)	-	(136,111)
Net loss	-	-	-	-	-	(14,759,975)	-	(14,759,975)
Treasury shares purchased	-	-	(579,463)	(579)	-	-	(1,095,101)	(1,095,680)
Balance as of June 30, 2024	1,400,000	$1,400	118,756,733	$118,757	$431,595,542	$(85,457,506)	$(3,768,257)	$342,489,936

Stock-based compensation	-	-	369,583	370	1,186,624	-	-	1,186,994
Repurchase of common shares (1)	-	-	(66,082)	(66)	(94,432)	-	-	(94,498)
Preferred stock dividends	-	-	-	-	-	(646,529)	-	(646,529)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,111)	-	(136,111)
Net loss	-	-	-	-	-	(12,428,113)	-	(12,428,113)
Treasury shares purchased	-	-	(2,857,143)	(2,858)	-	-	(4,797,144)	(4,800,002)
Balance as of September 30, 2024	1,400,000	$1,400	116,203,091	$116,203	$432,687,734	$(98,668,259)	$(8,565,401)	$325,571,677

Stock-based compensation	-	-	365,833	366	1,040,048	-	-	1,040,414
Repurchase of common shares (1)	-	-	(61,081)	(61)	(80,999)	-	-	(81,060)
Preferred stock dividends	-	-	-	-	-	(638,021)	-	(638,021)
Dividends accumulated on preferred stock	-	-	-	-	-	(144,618)	-	(144,618)
Net loss	-	-	-	-	-	(26,128,782)	-	(26,128,782)
Balance as of December 31, 2024	1,400,000	$1,400	116,507,843	$116,508	$433,646,783	$(125,579,680)	$(8,565,401)	$299,619,610
(1)
The Company acquired shares of common stock tendered by employees to satisfy the tax withholding obligations related to the vesting of such shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended December 31,
	2025	2024

Cash flow from operating activities:
Net loss	$(2,823,249)	$(53,316,870)
Loss from discontinued operations, net of tax	(595,634)	(15,056,925)
Net loss from continuing operations	$(2,227,615)	$(38,259,945)
Adjustments to reconcile net loss to net cash provided by/(used in) operations:
Depreciation and amortization	10,719,334	10,132,037
Debt discount amortization	543,652	-
Stock-based compensation	1,257,461	3,663,446
Loss on disposal of assets	43,671	-
Allowance for credit losses	1,001,656	517,405
Reduction in right of use asset	393,148	411,222
Gain on sale of equity investment	(382,735)	-
Gain on extinguishment of debt	(801,894)	-
Valuation allowance	-	17,432,547
Deferred income taxes	-	(14,585,979)
Changes in current assets and liabilities
Accounts receivable	17,735	483,544
Prepaid expenses and other current assets	(3,276,451)	1,685,810
Deposits	(157,664)	-
Accounts payable	(2,713,765)	2,843,171
Accrued liabilities	(3,380,485)	12,548,308
Other noncurrent liabilities	1,604,167	-
Operating lease liability	(412,000)	(408,570)
Net cash provided by/(used in) operating activities	2,228,215	(3,537,004)

Cash flow from investing activities:
Sale of ammunition business assets	42,946,905	-
Proceeds from the sale of equity investments	542,831	-
Purchase of property and equipment	(2,235,625)	(2,591,565)
Net cash provided by/(used in) investing activities	41,254,111	(2,591,565)

Cash flow from financing activities:
Payments on insurance premium note	-	(2,169,435)
Preferred stock dividends paid	(2,160,764)	(2,194,793)
Repurchase of common shares	(253,225)	(541,720)
Common stock repurchase plan	-	(5,895,682)
Net cash used in financing activities	(2,413,989)	(10,801,630)
Cash flow from discontinued operations
Net cash used in operating activities of discontinued operations	(1,478,416)	(5,082,442)
Net cash provided by/(used in) investing activities of discontinued operations	40,013	(1,468,915)
Net cash used in financing activities of discontinued operations	-	(183,195)
Net cash used in discontinued operations	(1,438,403)	(6,734,552)
Net increase/(decrease) in cash	39,629,934	(23,664,751)
Cash, beginning of period	30,227,796	55,586,441
Cash, end of period	$69,857,730	$31,921,690

(Continued)

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended December 31,
	2025	2024

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$166,107	$136,402
Income taxes	$-	$-

Non-cash investing and financing activities:
Insurance premium note payment	$-	$2,402,436
Issuance of notes payable - related party in DE Litigation settlement	$51,000,000	$-
Discount on notes payable - related party in DE Litigation settlement	$(28,891,590)	$-
Warrant issued for legal settlement - related party in DE Litigation settlement	$7,094,926	$-
Warrant issued to extinguish debt	$12,253,800	$-
Dividends accumulated on preferred stock	$127,603	$144,618
Operating lease assets obtained in exchange for new lease liabilities	$108,741	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

Outdoor Holding Company ("Outdoor Holding," "we," "us," "our" or the "Company") began its operations in 2017 as a producer of high-performance ammunition and premium components. Following the acquisition of the GunBroker business ("GunBroker") in 2021, we conducted operations through two operating and reportable segments: Ammunition segment and Marketplace segment. The Ammunition segment engaged in the design, production and marketing of ammunition, ammunition components and related products. The Marketplace segment consists of the GunBroker e-commerce marketplace (“Marketplace”), which, in its role as a marketplace site, supports the lawful sale of firearms, ammunition, and hunting/shooting accessories. In addition, GunBroker helps provide the outdoors community with a state and federal compliant solution that connects buyers with sellers across the United States with local federally-licensed firearm dealers.

Prior to the sale of the Ammunition Manufacturing Business (as defined in Note 4) in April 2025 (see “Discontinued Operations and Assets Held for Sale” under Note 4), our Ammunition segment manufactured small arms ammunition and their components for the commercial, military, and law enforcement communities. Our manufacturing operations were based out of Manitowoc, Wisconsin. We emphasized an American heritage by using predominantly American-made components and raw materials in our products that were produced, inspected, and packaged at our facility in Manitowoc. Following the sale of the Ammunition Manufacturing Business, the Company continues to operate its online Marketplace business.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025. The results for the three and nine months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. Pursuant to the rules and regulations of the SEC, the Company has not included certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP, although it believes that the disclosure included herein is adequate to make the information presented not misleading.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended March 31, 2025, the Board of Directors of the Company (the "Board of Directors" or "Board") initiated a formal review of strategic alternatives for the Company. This review of strategic alternatives resulted in the decision to sell the assets of the Company's Ammunition segment. The Company concluded the assets of the Ammunition segment met the criteria for classification as held for sale during the three months ended March 31, 2025. Additionally, the Company determined the ultimate disposal would represent a strategic shift that would have a major effect on the Company's operations and financial results. As such, the results of the Ammunition segment are presented as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. The assets and liabilities of the Ammunition segment have been reflected as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of March 31, 2025. The Company ceased depreciating and amortizing its long-lived assets for the Ammunition segment, which primarily include right-of-use assets, intangible assets and property and equipment in the year ended March 31, 2025. On January 20, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Olin Winchester, LLC (the “Buyer”), to sell the Ammunition Manufacturing Business (as defined in Note 4) for consideration of $75.0 million, subject to customary adjustments for estimated net working capital and real property costs and pro-rations. The transaction was completed on April 18, 2025.

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

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs, or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flow. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. As of December 31, 2025 and March 31, 2025, the Company had a goodwill carrying value of $90,870,094. No impairment was recognized for the three and nine months ended December 31, 2025 and 2024.

OUTDOOR HOLDING COMPANY

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three and nine months ended December 31, 2025 and 2024.

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

Marketplace service fee revenue, previously referred to as compliance fee revenue, consists of fees charged to customers based on a percentage of the final price of an item at the time of purchase. The performance obligation is to process the transactions as initiated by the customer. Revenue is recognized at a point in time when the transaction is processed.

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

Advertising revenue consists of fees charged to customers for advertisement placement and impressions generated through the GunBroker website. The performance obligation is to generate the number of impressions specified by the customer on banner advertisements on the GunBroker website using the placement selected by the customer. The price is set in the customer agreement based on standalone selling prices or by advertising insertion order as negotiated by a media broker. If the number of impressions promised is not generated, the customer receives a refund and the refund is applied to the transaction price. Revenue is recognized at a point in time at the end of the selected month.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended December 31, 2025 and 2024, no customers comprised more than 10% of total revenues. As of December 31, 2025 and March 31, 2025, no customers comprised more than 10% of accounts receivable.

Advertising Costs

Marketplace advertising costs are expensed as they are incurred and recorded in cost of revenues. We incurred advertising expenses of $134,714 and $90,648 for the three months ended December 31, 2025 and 2024, respectively. We incurred advertising expenses of $304,919 and $293,335 for the nine months ended December 31, 2025 and 2024, respectively.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2025 and March 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable and notes due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with ASC 718 – Compensation – Stock Compensation, which requires the recognition of the cost of employee, director and non-employee services received in exchange for an award of equity over the period the employee, director or non-employee is required to perform the services in exchange for the award. Stock-based compensation is measured based on the grant-date fair value of the award. Stock-based compensation for stock awards is recognized on a straight-line basis over the vesting periods and stock-based compensation for stock options is recognized using the accelerated recognition method. Forfeitures are recognized in the periods they occur.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2025 and March 31, 2025, our bank account balances exceeded federally insured limits; however, we have not incurred losses related to these deposits.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires that public business entities, on an annual basis, (1) disclose specific categories in the effective tax rate reconciliation and (2) provide additional information for reconciling items that meet or exceed a quantitative threshold. Additionally, it requires all entities disclose the following information about income taxes paid on an annual basis: (1) the year-to-date amounts of income taxes paid, disaggregated by federal (national), state, and foreign taxes, and (2) the amount of income taxes paid, disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. The amendments in this ASU should be applied on a prospective basis, although retrospective application to all periods presented is permitted. Early adoption is permitted. The Company does not expect the guidance to have a material impact on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement expenses (Subtopic 220-40). This ASU requires disclosure about significant expense categories, including but not limited to, inventory purchases, employee compensation, depreciation, amortization and selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027 with early adoption permitted. This ASU is applicable to the Company's fiscal year ending March 31, 2027. The transition method may be either prospective or retrospective. While the Company is still evaluating the impact on its consolidated financial statement disclosures, the Company anticipates this guidance will have an impact.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. This ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. This ASU is applicable to the Company's fiscal year beginning on April 1, 2026, with early application permitted. The transition method is prospective. The Company does not expect the guidance to have a material impact on its consolidated financial statements and disclosures.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11 to amend the guidance in Interim Reporting (Topic 270). The amendments in this update clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. This update is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. This ASU is applicable to the Company's fiscal year beginning April 1, 2028 and we do not expect it to have a material effect on our consolidated financial statements.

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

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Numerator:
Net income (loss) from continuing operations	$2,230,250	$(20,394,715)	$(2,227,615)	$(38,259,945)
Less: Preferred stock dividends	(765,625)	(782,640)	(2,288,368)	(2,339,411)
Net income (loss) before discontinued operations	$1,464,625	$(21,177,355)	$(4,515,983)	$(40,599,356)
Net loss from discontinued operations, net of tax	—	(5,734,067)	(595,634)	(15,056,925)
Net income (loss) attributable to common stockholders	$1,464,625	$(26,911,422)	$(5,111,617)	$(55,656,281)

Denominator:
Weighted average shares of common stock - basic	117,201,724	116,214,522	117,051,997	118,012,373
Effect of dilutive common stock purchase warrants	5,497,076	-	-	-
Effect of dilutive equity incentive awards	179,641	-	-	-
Weighted average shares of common stock - diluted	122,878,441	116,214,522	117,051,997	118,012,373

Basic income (loss) per share attributable to common stockholders:
Continuing operations	$0.01	$(0.18)	$(0.04)	$(0.34)
Discontinued operations	$-	$(0.05)	$(0.00)	$(0.13)
Total basic income (loss) per share attributable to common stockholders	$0.01	$(0.23)	$(0.04)	$(0.47)

Diluted income (loss) per share attributable to common stockholders:
Continuing operations	$0.01	$(0.18)	$(0.04)	$(0.34)
Discontinued operations	$-	$(0.05)	$(0.00)	$(0.13)
Total diluted income (loss) per share attributable to common stockholders	$0.01	$(0.23)	$(0.04)	$(0.47)

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the number of shares excluded from the calculation of diluted net income (loss) per share attributable to common stockholders:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

Common stock options	400,000	250,000	400,000	199,750
Non-vested stock awards	25,000	509,086	715,000	552,149
Warrants	7,675,000	1,721,296	20,775,000	1,738,212
Total shares excluded from net income (loss) per share attributable to common stockholders	8,100,000	2,480,382	21,890,000	2,490,111

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Information of Discontinued Operations

There was no activity related to discontinued operations subsequent to June 30, 2025. Accordingly, the Company has not presented results of discontinued operations for the three months ended December 31, 2025. However, for informational purposes, the results of discontinued operations for the three months ended December 31, 2024 are presented in the table below. The following table summarizes the results of operations of the Ammunition segment that are reported as discontinued operations:

	For the Nine Months Ended December 31,		For the Three Months Ended December 31,
	2025(1)	2024	2024

Net revenues(2)	$752,762	$54,773,758	$16,665,635
Cost of revenues	1,599,202	61,880,712	19,818,238
Gross profit	(846,440)	(7,106,954)	(3,152,603)

Operating expenses
Selling and marketing	15,819	682,097	140,843
Corporate general and administrative	232,104	6,889,029	1,839,557
Employee salaries and related expenses	84,502	1,505,517	475,127
Depreciation and amortization expense	-	35,866	-
Total operating expenses	332,425	9,112,509	2,455,527
Loss from operations	(1,178,865)	(16,219,463)	(5,608,130)
Total other income/(expense)	583,231	(398,385)	(125,937)
Loss from discontinued operations before income taxes	(595,634)	(16,617,848)	(5,734,067)
Benefit for income taxes	-	(1,560,923)	-
Loss from discontinued operations, net of tax	$(595,634)	$(15,056,925)	$(5,734,067)
(1)
Reflects results from April 1, 2025 through April 18, 2025 only.
(2)
Included in revenue for the nine months ended December 31, 2025 and 2024 are excise taxes of $27,185 and $3,795,459, respectively. Included in revenue for the three months ended December 31, 2024 are excise taxes of $1,141,259.

There were no assets or liabilities classified as discontinued operations as of December 31, 2025. The following table summarizes the Ammunition segment assets and liabilities classified as discontinued operations in the accompanying condensed consolidated balance sheets:

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

Capital expenditures related to discontinued operations were $40,000 and $1.1 million for the nine months ended December 31, 2025 and 2024, respectively.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable

Our net accounts receivable are summarized as follows:

	December 31, 2025	March 31, 2025
Accounts receivable	$11,973,452	$13,994,499
Less: allowance for credit losses	(2,803,832)	(3,805,488)
Accounts receivable, net	$9,169,620	$10,189,011

The following presents a reconciliation of our allowance for credit losses for the periods presented:

April 1, 2025	$3,805,488
Reduction in allowance	(181,897)
Write-off of uncollectible amounts	(819,759)
December 31, 2025	$2,803,832

Property and Equipment

Property and equipment consisted of the following at December 31, 2025 and March 31, 2025:

	December 31, 2025	March 31, 2025
Leasehold improvements	$—	$247,725
Furniture and fixtures	19,792	331,483
Software and equipment	10,753,186	9,249,946
Construction in progress	428,896	733,384
Total property and equipment	$11,201,874	$10,562,538
Less accumulated depreciation	(4,282,351)	(4,084,854)
Net property and equipment	$6,919,523	$6,477,684

Depreciation expense for the three and nine months ended December 31, 2025 totaled $596,951 and $1,621,846, respectively, and was included in depreciation and amortization expenses in operating expenses on the condensed consolidated statements of operations.

Depreciation expense for the three and nine months ended December 31, 2024 totaled $380,399 and $1,040,962, respectively, and was included in depreciation and amortization expenses in operating expenses on the condensed consolidated statements of operations.

Accrued Liabilities

At December 31, 2025 and March 31, 2025, accrued liabilities were as follows:

	December 31, 2025	March 31, 2025
Accrued bonus program	$1,518,750	$1,831,250
Accrued professional fees	583,484	4,682,183
Accrued payroll	705,167	764,174
Other accruals	1,366,956	674,735
Income taxes payable	394,065	394,065
Accrued contingency	—	29,067,229
Accrued liabilities	$4,568,422	$37,413,636

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

Consolidated lease expense for the three months ended December 31, 2025 was $151,310, including $143,619 of operating lease expense and $7,691 of other lease associated expenses such as association dues, taxes, utilities, and other month-to-month rentals. Consolidated lease expense for the three months ended December 31, 2024 was $130,344, including $132,981 of operating lease expense and a reduction of $2,637 of other lease associated expenses such as association dues, taxes, utilities, and other month-to-month rentals.

Consolidated lease expense for the nine months ended December 31, 2025 was $443,992, including $415,088 of operating lease expense and $28,904 of other lease associated expenses such as association dues, taxes, utilities, and other month-to-month rentals. Consolidated lease expense for the nine months ended December 31, 2024 was $404,790, including $396,546 of operating lease expense and $8,244 of other lease associated expenses such as association dues, taxes, utilities, and other month-to-month rentals.

The weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2025 were 2.5 years and 10.0%, respectively.

Future minimum lease payments under non-cancellable leases as of December 31, 2025, are as follows:

Years Ended March 31,
2026(1)	$149,778
2027	605,412
2028	402,823
2029	268,256
Total Lease Payments	1,426,269
Less: Amount Representing Interest	(174,193)
Present Value of Lease Liabilities	$1,252,076
(1)
This amount represents future lease payments for the remaining three months of fiscal year 2026. It does not include any lease payments for the nine months ended December 31, 2025.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the dividends paid on the Series A Preferred Stock in the nine months ended December 31, 2025 and 2024.

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2025	May 31, 2025	March 15, 2025 - June 14, 2025	June 16, 2025	$765,625	$0.54687500
August 12, 2025	August 31, 2025	June 15, 2025 - September 14, 2025	September 15, 2025	$765,625	$0.54687500
November 12, 2025	December 1, 2025	September 15, 2025 - December 14, 2025	December 15, 2025	$765,625	$0.54687500

Preferred dividends accumulated as of December 31, 2025 were $127,603.

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2024	May 31, 2024	March 15, 2024 - June 14, 2024	June 17, 2024	$782,634	$0.55902778
August 15, 2024	August 31, 2024	June 15,2024 - September 14, 2024	September 15, 2024	$782,639	$0.55902778
November 15, 2024	November 30, 2024	September 15, 2024 - December 14, 2024	December 15, 2024	$782,639	$0.55902778

Preferred dividends accumulated as of December 31, 2024 were $144,618.

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

2025 Long-Term Incentive Plan

On July 2, 2025, our Board of Directors approved the 2025 Long-Term Incentive Plan (the "2025 Plan") and our stockholders adopted the 2025 Plan at our Annual Meeting of Stockholders on August 29, 2025. The 2025 Plan permits the issuance of equity-based awards to plan participants representing up to a total of 10,000,000 shares of common stock. As of December 31, 2025, there were 9,107,074 shares available to be issued under the 2025 Plan.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2025, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at April 1, 2025	1,721,256	$2.03	0.84
Granted	20,000,000	1.28	4.86
Exercised	—	—	—
Forfeited or cancelled	(946,256)	2.26	—
Outstanding at December 31, 2025	20,775,000	$1.30	4.44
Exercisable at December 31, 2025	7,775,000	$1.80	3.98

As of December 31, 2025, we had 20,775,000 warrants outstanding. Each warrant provides the holder the right to purchase one share of our common stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 100,000 shares of common stock at an exercise price of $0.01 per share until December 2026; (2) warrants to purchase 675,000 shares of our Common Stock at an exercise price of $2.00 per share until February 2026; (3) warrants to purchase 7,000,000 shares of common stock at an exercise price of $1.81 per share until May 2030; and (4) warrants to purchase 13,000,000 shares of common stock at an exercise price of $1.00 per share until September 2030.

Options Granted

During the year ended March 31, 2024, we granted stock options (“Options”) to purchase 400,000 shares of our common stock. The Options have a term of ten years. The vesting of the Options was accelerated to be fully vested on May 30, 2025 upon the execution of a separation agreement with our former Chief Executive Officer. As such, we recognized the remaining expense of $48,725 related to the Options during the three months ended June 30, 2025. We recognized expense of $27,330 and $101,953 related to the Options during the three and nine months ended December 31, 2024, respectively.

The following is a summary of our stock option activity during the nine months ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Outstanding, April 1, 2025	400,000	$2.08	$1.50	8.32
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled/Forfeited	-	-	-	-
Outstanding, December 31, 2025	400,000	$2.08	$1.50	7.56

As of December 31, 2025, there was no unrecognized compensation expense related to unvested stock options.

Stock Awards

A summary of stock award activity for the nine months ended December 31, 2025 under the 2017 Plan is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at April 1, 2025	215,196	$2.24
Granted	377,498	2.02
Vested	(426,027)	1.73
Forfeited	(166,667)	2.08
Outstanding at December 31, 2025	-	$-

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock award activity for the nine months ended December 31, 2025 under the 2025 Plan is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at April 1, 2025	-	$-
Granted	995,000	1.54
Vested	(223,750)	1.53
Forfeited	(56,250)	1.53
Outstanding at December 31, 2025	715,000	$1.54

As of December 31, 2025, there was $974,402 of unrecognized compensation expense related to unvested stock awards, which is expected to be recognized over a weighted-average period of approximately 0.71 years.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill at December 31, 2025 and March 31, 2025 was $90,870,094.

Amortization expense related to our intangible assets for the three and nine months ended December 31, 2025 was $3,036,771 and $9,097,488, respectively. Amortization expense related to our intangible assets for the three and nine months ended December 31, 2024 was $3,030,359 and $9,091,075, respectively.

Intangible assets consisted of the following:

		As of
	Life	December 31, 2025	March 31, 2025
Tradename	15	$76,532,389	$76,532,389
Customer List	10	65,252,802	65,252,802
Intellectual Property	10	4,224,442	4,224,442
Other Intangible Assets	5	486,017	357,747
Gross Intangibles Assets		146,495,650	146,367,380
Accumulated Amortization – Intangible Assets		(56,573,101)	(47,475,613)
Net Intangible Assets		$89,922,549	$98,891,767

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2026 (1)	$3,032,497
2027	12,064,397
2028	12,058,435
2029	12,058,435
2030	12,058,435
Thereafter	38,650,350
Annual amortization of intangible assets	$89,922,549
(1)
This amount represents future amortization for the remaining three months of fiscal year 2026. It does not include any amortization for the nine months ended December 31, 2025.

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

The following table presents consolidated EBITDA for our single reportable segment:

	For the three months ended December 31,		For the nine months ended December 31,
	2025	2024	2025	2024

Net revenues	$13,394,465	$12,521,867	$37,236,005	$36,786,879
Cost of revenues	1,730,755	1,571,771	4,796,238	4,885,872
Selling and marketing	20,834	35,114	148,774	240,369
Corporate and administrative	3,191,197	24,137,454	13,368,667	40,894,324
Employee salaries and related expenses	2,852,174	3,877,710	11,540,860	13,406,196
Consolidated EBITDA	5,599,505	(17,100,182)	7,381,466	(22,639,882)
Adjustments and reconciling items:
Depreciation and amortization	3,633,722	3,410,758	10,719,334	10,132,037
Other income	510,332	161,705	1,832,150	616,790
Interest expense	(245,865)	(45,480)	(1,523,791)	(136,402)
Gain on the extinguishment of debt	—	—	801,894	—
Provision for income taxes	—	—	—	(5,968,414)
Net income (loss) from continuing operations	$2,230,250	$(20,394,715)	$(2,227,615)	$(38,259,945)

NOTE 11 – INCOME TAXES

The income tax provision effective tax rate was zero for the three and nine months ended December 31, 2025, and zero and (9.0)% for the three and nine months ended December 31, 2024, respectively. During the three and nine months ended December 31, 2025, as well as the three months ended December 31, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to recording a full valuation allowance against our U.S. federal and state deferred tax assets. During the nine months ended December 31, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in valuation allowance. We recorded a full valuation allowance against our U.S. federal and state net deferred tax assets for the nine months ended December 31, 2024, as we concluded it is more likely than not that the net deferred tax assets will not be realized.

The Company has never had an Internal Revenue Service audit; therefore, the tax periods ended March 31, 2021, 2022, 2023, 2024, and 2025 are subject to audit.

NOTE 12 – RELATED PARTY TRANSACTIONS

Gemini Accounts Receivable

Through our acquisition of Gemini Direct Investments, LLC ("Gemini") in 2021, a related party relationship was created through Mr. Urvan, then a director and now our Chairman of the Board and Chief Executive Officer, by virtue of his ownership of entities that provided services to Gemini. There was $201,646 included in our accounts receivable at September 30, 2025 and March 31, 2025 from entities owned by Mr. Urvan. During the three months ended December 31, 2025, the Company determined that these amounts were uncollectible after evaluating the age of the receivables, historical collection experience, incomplete billing records, and the financial condition and operating history of the related entities. As a result, the $201,646 included in our accounts receivable was written off against the Company's reserve for credit losses. The determination of uncollectibility and the related write-off were reviewed and approved by the Company's Audit Committee, and Mr. Urvan did not participate in the review or approval of such determination and the related write-off.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We evaluated the Warrant in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). We determined that the Warrant meets the criteria for equity classification since the Warrant is indexed to the Company's equity and includes settlement in shares. The Warrant was valued using the Black-Scholes option pricing model using a 70% volatility, risk free rate of 4.15% and a term of five years with a resulting fair value of $7,094,926. The Warrant was recorded as additional paid-in capital on the condensed consolidated balance sheet as of December 31, 2025.

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

We evaluated the 13M Warrant in accordance with ASC 815. We determined that the 13M Warrant meets the criteria for equity classification since the 13M Warrant is indexed to the Company's equity and includes settlement in shares. The 13M Warrant was valued using the Black-Scholes option pricing model using a 67.49% volatility, risk free rate of 3.62% and a term of five years with a resulting fair value of $12,253,800. The 13M Warrant was recorded as additional paid-in capital on the condensed consolidated balance sheet as of December 31, 2025.

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

We evaluated Note 1 in accordance with ASC 470, Debt ("ASC 470"). Note 1 was initially recorded at its calculated fair value of $9,866,679 with a resulting debt discount recorded of $2,133,321 on the condensed consolidated balance sheet for the period ended December 31, 2025. The debt discount will be amortized over the life of the note using the effective interest rate method.

During the three and nine months ended December 31, 2025, we recorded interest expense on Note 1 of $245,865 and $573,685, respectively.

$39M Note Payable

As partial consideration for the settlement in the Delaware Litigation described in Note 14, Contingencies, on May 30, 2025, the Company also issued to Mr. Urvan's affiliated designee, an unsecured promissory note in a principal amount of $39.0 million (“Note 2” and together with Note 1, the “Notes”). Note 2 bore interest at 4.62% per annum (subject to a 2.00% increase during an event of default), which was payable to the holder annually on the Interest Payment Date. The unpaid principal balance of Note 2 and all accrued and unpaid interest thereon was due on

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 30, 2035.

Pursuant to the terms of Note 2, we were required to make annual prepayments of the outstanding principal amount on Note 2 equal to $1.95 million on each Interest Payment Date. The Company had the right to prepay, prior to May 30, 2035, all or any part of the principal or interest of Note 2 without penalty. In addition, the holder could not request early repayment of Note 2 prior to May 30, 2027. The Company also had the option, at any time prior to May 30, 2026 (unless extended by mutual consent of the holder and the Company), to prepay all, but not less than all, of the then-outstanding principal amount of Note 2 and accrued and unpaid interest thereon in exchange for the issuance of a warrant (the “Additional Warrant”) to purchase 13.0 million shares of common stock (the “Additional Warrant Shares”), provided that the Company must first obtain stockholder approval of the issuance of the Additional Warrant and the Additional Warrant Shares pursuant to Nasdaq Listing Rule 5635. Upon issuance of the Additional Warrant, all remaining obligations under Note 2 would be deemed satisfied with the same force and effect as a prepayment of all principal and accrued and unpaid interest under Note 2. Any optional prepayment by the Company, whether in cash or by issuance of the Additional Warrant, was required to be approved by a majority vote of the independent and disinterested members of the Board of Directors as then constituted.

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

During the three and nine months ended December 31, 2025, we recorded interest expense on Note 2 of zero and $950,070, respectively.

NOTE 13 – REVOLVING LOAN

On December 29, 2023, we entered into a Loan and Security Agreement (the “Sunflower Agreement”) by and among the Company and the other borrowers party to the Sunflower Agreement, the lenders party thereto (collectively, the “Lenders”) and Sunflower Bank, N.A., as administrative agent and collateral agent (the “Agent”), pursuant to which the Lenders provided us a revolving loan ("Revolving Loan") in the principal amount of the lesser of (a) $20.0 million and (b) the borrowing base (a formula based on certain amounts owed to borrower for goods sold or services provided and eligible inventory). The proceeds of loans under the Sunflower Agreement could be used for working capital, general corporate purposes, permitted acquisitions, to pay fees and expenses incurred in connection with the Revolving Loan, and to fund our general business requirements.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2025, we did not have an outstanding balance on the Revolving Loan.

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

On December 20, 2024, the Board of Directors held a meeting, during which it voted to pursue a settlement and voted to approve terms outlined in a non-binding term sheet. On May 21, 2025, the Company entered into a settlement agreement with Mr. Urvan and certain other parties, which became effective on May 30, 2025, pursuant to which the parties to the settlement agreement filed a Stipulation of Voluntary Dismissal With Prejudice dismissing, with prejudice, all claims asserted in the Delaware Litigation. As partial consideration for the settlement, the Company issued the Warrant and the Notes to an affiliate of Mr. Urvan. We recorded a settlement contingency of $29.1 million during the year ended March 31, 2025. In the nine months ended December 31, 2025, we recorded the Warrant, the Additional Warrant and the Notes issued to an affiliate of Mr. Urvan in the settlement. Please see Note 12, “Related Party Transactions,” for additional information regarding the Warrant, Additional Warrant and Notes.

The MN Action

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a GunBroker.com (“GunBroker.com”) for breach of contract (the “MN Action”). In the MN Action, DCP alleges that GunBroker.com breached a May 2021

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleges $100 million in damages. On February 7, 2024, GunBroker.com removed the MN Action to the United States District Court for the District of Minnesota. On February 14, 2024, GunBroker.com moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”). The Minnesota state court denied the Motion and GunBroker.com filed its Answer and Counterclaims. GunBroker.com denies the allegations in the MN Action, and it plans to vigorously defend the claims asserted against it. The parties’ initial disclosure statements were exchanged in August 2024. The parties have since participated in document discovery and fact witness depositions. The parties are engaged in expert discovery, and the Company expects this matter will be scheduled for trial in 2026. We cannot yet reasonably estimate a loss or range of loss that may arise from a resolution in the MN Action. The Company will continue to evaluate the status of the MN Action litigation to determine when it is probable that a loss will be incurred and when the amount of the loss is reasonably estimable.

SEC Investigation

The Company faced an inestimable loss contingency stemming from a previously-pending investigation of the Staff of the SEC Division of Enforcement (the "SEC Investigation"). The Company produced documents responsive to document subpoenas and cooperated by, among other things, providing other information to the SEC Staff on a voluntary basis. The SEC Staff investigated the Company’s: (i) valuation of, and accounting for share-based compensation awards to employees, non-employee directors and other service providers, and issued in exchange for goods and services; (ii) capitalization of certain share issuance costs; (iii) disclosure of the valuation of equity-based compensation paid to certain executives; (iv) disclosure of certain executive officers and related party transactions; and (v) disclosure concerning the calculation of Adjusted EBITDA. The Company made an Offer of Settlement to the SEC, and on December 15, 2025, the SEC instituted settled cease-and-desist proceedings that fully concluded and resolved the SEC Investigation. Under the terms of the settlement, the SEC did not impose a civil penalty or any other monetary relief. Without admitting or denying the findings of the cease-and-desist order except as to the SEC’s jurisdiction, the Company agreed to cease and desist from committing or causing any violations and any future violations of specified provisions of the federal securities laws and rules promulgated thereunder.

Vista

On July 28, 2025, Vista Outdoor Sales, LLC d/b/a The Kinetic Group Sales ("Vista") filed a civil action against the Company in the United States District Court for the District of Minnesota alleging a breach of contract from an OEM Supplier and Ammunition Purchase Option Agreement dated August 9, 2021. After the Company’s divestiture of the Ammunition Business, it could no longer purchase ammunition manufacturing components.

On November 21, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “Vista Settlement and Release”) with Vista to resolve the matter. Under the terms of the Vista Settlement and Release, the Company agreed to pay Vista an aggregate of $2.75 million in cash in twelve equal quarterly installments, with the first installment due December 1, 2025 and subsequent installments due quarterly. Vista was required to dismiss the lawsuit with prejudice in return for a release of all claims relating to the matter.

As of December 31, 2025, the Company had a liability of $2.5 million, $0.9 million of which is recorded in accounts payable and $1.6 million of which is recorded in other long-term liabilities on the condensed consolidated balance sheet. During the three and nine months ended December 31, 2025, the Company made payments of $0.2 million in accordance with the Vista Settlement and Release.

There were no other known contingencies as of December 31, 2025.

NOTE 15 – SUBSEQUENT EVENTS

On January 4, 2026, the Board authorized a discretionary share repurchase program pursuant to which the Company may repurchase up to $15.0 million of its outstanding common stock over a period of 12 months. Repurchases under the program may be made from time to time, in management’s discretion, through open market purchases, privately negotiated transactions, and other means in accordance with federal securities laws, including pursuant to one or more Rule 10b-18 or 10b5-1 trading plans. The timing, volume, and value of any repurchases will be determined by management based on factors including market conditions, the Company’s liquidity and capital needs, and other factors deemed relevant. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the discretion of the

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company’s Board of Directors or management. Any repurchases under the program will be funded from the Company’s existing cash balances, future operating cash flows, or other legally available funds.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended December 31, 2025, (ii) the audited consolidated financial statements and notes thereto for the year ended March 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2025 (the "Form 10-K") and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of March 31, 2025, all amounts herein are unaudited. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Holding Company (formerly AMMO, Inc.) and its consolidated subsidiaries.

Overview

Outdoor Holding Company is the owner of the GunBroker Marketplace ("GunBroker" or the "Marketplace"), a leading online marketplace serving the firearms and shooting sports industries. Through our Marketplace, we allow third party sellers to list items consisting of firearms, hunting gear, fishing equipment, outdoor gear, collectibles, and much more, while facilitating compliance with federal and state laws that govern the sale of firearms and other restricted items. This allows our base of over 8.7 million users to follow ownership policies and regulations through our network of approximately 31,000 federally licensed firearms dealers who serve as transfer agents. The nature and operation of the Marketplace as an online auction and sales platform also affords us a unique view into the total domestic market for the purpose of understanding sales trends at a granular level across all elements of the outdoor sports and shooting space. We generate revenue from marketplace fees, which include marketplace revenue, marketplace service fee revenue (previously referred to as compliance fee revenue), advertising campaign revenue and shipping revenue. Our key strategic initiatives for the remainder of fiscal year 2026 and first two quarters of fiscal year 2027 include: launching universal payment processing to drive electronic transactions, decrease transaction friction, increase gross merchandise value ("GMV"), and accelerate user adoption; deploy capital opportunistically by repurchasing shares; advancing our restructuring efforts to further streamline the business and reduce operational costs; and implementing further user enhancements to the platform with new tools, analytics, and personalization features to deliver best-in-class buyer and seller experiences.As part of our key strategic initiatives, the Company invested in a platform integration with Master FFL beginning in November 2025. Master FFL integration allows us to provide platform users access to a larger network of Federal Firearms License ("FFL") dealers, centralizing FFL dealer verification and compliance, and allowing streamlined firearm transfers through automatic verification of federally-licensed firearm dealers. While integration is in progress and may temporarily affect gross margins, the initiative supports long-term marketplace scalability, enhances federal compliance, and improves operational efficiency across our Marketplace.

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

Settlement of SEC Investigation

As previously disclosed, the Company was subject to an investigation by the U.S. Securities and Exchange Commission (the “SEC”) relating to certain accounting, disclosure, and internal control issues primarily arising during periods prior to the tenure of the Company’s current management team. The Company made an Offer of Settlement to the SEC, and on December 15, 2025, the SEC instituted settled cease-and-desist proceedings that fully resolved the investigation. The Company consented to the entry of the cease-and-desist order (the “SEC Order”) without admitting or denying the SEC’s findings, except as to jurisdiction.

Under the terms of the settlement, the SEC did not impose any civil penalty or monetary sanction. The Company agreed to cease and desist from committing or causing any future violations of certain provisions of the federal securities laws and related rules. The SEC’s findings relate primarily to historical disclosure failures, accounting misstatements, non-GAAP financial metric disclosures, and deficiencies in internal accounting controls during the period from August 2020 through July 2023. As part of the SEC settlement, the Company agreed to undertakings requiring it to engage a third-party compliance consultant to review and make recommendations concerning the remediation of material weaknesses in internal control over financial reporting. The Company is required to cooperate fully with the consultant, adopt and implement the consultant’s recommendations within two years of the SEC Order, and provide written certifications of compliance to the SEC staff.

The Company began significant remediation efforts prior to the settlement and has continued those efforts following the resolution of the SEC matter. These actions have included, among other measures, conducting an independent internal investigation, restating affected historical financial statements, replacing prior senior leadership, expanding and enhancing the accounting and external reporting function, retaining external accounting and internal control advisors, strengthening policies and procedures related to expense classification, capitalization, and stock-based compensation, enhancing period-end close and reconciliation controls, establishing a formal disclosure committee, and implementing a more robust process for identifying and disclosing related-party transactions.

The settlement with the SEC did not result in any civil penalty or disgorgement and, accordingly, did not have any direct adverse impact on the Company’s liquidity or capital resources. However, the Company has incurred, and expects to continue to incur, costs related to compliance with the settlement undertakings and indemnification of three former directors and officers. These costs include fees and expenses associated with the compliance consultant and ongoing internal control remediation activities, along with advancement of legal expenses to former directors and officers against whom the SEC has instituted a separate enforcement action. These costs may be material in individual reporting periods but are not expected to impair the Company’s ability to meet its obligations or execute its business strategy.

Management believes that the resolution of the SEC investigation eliminates a significant source of uncertainty and allows the Company to focus on operating its business, enhancing its control environment, and pursuing its strategic objectives. While management cannot provide assurance regarding the timing or ultimate effectiveness of all remediation efforts, the Company believes it has made, and will continue to make, appropriate progress in remediating the identified internal accounting control deficiencies and strengthening its governance, disclosure and financial reporting processes.

Results of Operations

The following table presents summarized financial information taken from our unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2025, compared with the three and nine months ended December 31, 2024:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net revenues	$13,394,465	$12,521,867	$37,236,005	$36,786,879
Cost of revenues	1,730,755	1,571,771	4,796,238	4,885,872
Gross profit	11,663,710	10,950,096	32,439,767	31,901,007
Operating expenses	9,697,927	31,461,036	35,777,635	64,672,926
Income (loss) from operations	1,965,783	(20,510,940)	(3,337,868)	(32,771,919)
Other income (expense)
Other income (expense), net	264,467	116,225	1,110,253	480,388
Income (loss) before provision for income taxes from continuing operations	2,230,250	(20,394,715)	(2,227,615)	(32,291,531)
Provision for income taxes	—	—	—	5,968,414
Net income (loss) from continuing operations	$2,230,250	$(20,394,715)	$(2,227,615)	$(38,259,945)

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

Adjusted EBITDA

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Reconciliation of GAAP net income (loss) before discontinued operations to Adjusted EBITDA
Net income (loss) before discontinued operations	$1,464,625	$(21,177,355)	$(4,515,983)	$(40,599,356)
Provision for income taxes	—	—	—	5,968,414
Preferred stock dividend	765,625	782,640	2,288,368	2,339,411
Depreciation and amortization	3,633,722	3,410,758	10,719,334	10,132,037
Interest expense, net	245,865	45,480	1,523,791	136,402
Stock-based compensation	469,635	1,040,414	1,257,460	3,663,446
Other income (expense), net	(510,332)	(161,705)	(1,832,150)	(616,790)
Acquisitions and divestitures	—	144,078	108,747	298,306
Special Committee Investigation and restatement	161,238	4,593,484	1,537,158	5,548,341
SEC Investigation	(201,610)	3,052,392	(1,172,597)	8,294,437
Delaware Litigation settlement contingency	—	10,991,003	—	10,991,003
Delaware Litigation legal and professional fees	434,668	1,541,735	1,641,915	2,870,618
Corporate restructuring costs	86,290	—	2,091,576	—
Gain on extinguishment of debt	—	—	(801,894)	—
Other nonrecurring expenses(1)	—	—	1,750,000	3,299,933
Adjusted EBITDA	$6,549,726	$4,262,924	$14,595,725	$12,326,202
(1)
For the nine months ended December 31, 2025, other nonrecurring expenses consisted of a contingency for a settlement with a vendor as part of our sale of the Ammunition Manufacturing Business. For the nine months ended December 31, 2024, other nonrecurring expenses consisted of a contingency related to the previously disclosed settlement with Triton Value Partners, LLC.

To more clearly present Adjusted EBITDA, we have updated the table to begin with our net income (loss) before discontinued operations and now include the preferred stock dividend as an adjustment. This update has no impact on the Adjusted EBITDA amount, rather, it improves the alignment of the presentation with our consolidated statement of operations. Adjusted EBITDA is a non-GAAP financial measure that displays our net income (loss) before discontinued operations, adjusted to eliminate the effect of certain items as described below. We define Adjusted EBITDA as net income (loss) before discontinued operations excluding (i) provision or benefit for income taxes, (ii) preferred stock dividend (iii) depreciation and amortization, (iv) interest expense, net, (v) stock-based compensation expenses relating to stock awards and common stock purchase options, (vi) other income (expense), net, (vii) expenses related to acquisition and divestitures, (viii) gain on extinguishment of debt, (xi) professional service and legal fees related to an investigation conducted by a special committee of the Board of Directors (the “Special Committee Investigation”), the SEC Investigation and the Delaware Litigation and (x) other nonrecurring expenses, such as contingencies associated with litigation or settlements and corporate restructuring costs related to headcount reductions, severance, and expense consolidation.

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

Non-GAAP financial measures have limitations, should be considered as supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

•
stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense for the Company and an important part of our compensation strategy;
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

Because of these limitations, you should consider the non-GAAP financial measures alongside other financial performance measures, including our net income (loss) and our other financial results presented in accordance with GAAP.

Net Revenues

We generate revenue from marketplace fees, which includes marketplace revenue, marketplace service fee revenue, advertising revenue and shipping revenue. Marketplace revenue consists of optional listing fees with variable pricing components based on customer options and final value fees based on a percentage of the final selling price of the listed item. Marketplace service fee revenue consists of fees charged to customers based on the final price of an item at the time of purchase. Effective as of the current reporting period, the fee previously referred to as the compliance fee is now called the marketplace service fee. This fee is assessed by GunBroker and added to the price of the item at the time of purchase for all buyers, based on the final price of an item at the time of purchase. The change in terminology reflects the nature of the fee as a service-related charge rather than a regulatory compliance charge. The marketplace service fee helps offset increased costs associated with compliance with new state laws related to taxation, privacy, and firearms, which have significantly increased GunBroker’s operational compliance expenses. Advertising revenue consists of fees charged for advertisement placement and impressions generated through the GunBroker website. Shipping revenue consists of fees for shipping of items sold on the GunBroker website.

Net revenues for the three months ended December 31, 2025 increased $0.9 million, or 7.0%, from the three months ended December 31, 2024 due to increased GMV from our Marketplace driven by increases in firearms sales.

Net revenues for the nine months ended December 31, 2025 increased by $0.4 million, or 1.2%, from the prior period due to an increase in GMV generated from our Marketplace in addition to an increase in advertising revenue.

Cost of Revenues

Cost of revenues consists of costs associated with facilitating transactions on the GunBroker platform as well as advertising costs.

Cost of revenues increased $0.1 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The increase is associated with higher transaction volume and investments in the platform.

Cost of revenues for the nine months ended December 31, 2025 decreased $0.1 million compared to the nine months ended December 31, 2024. This decrease was primarily the result of a decrease in credit card processing fees.

Gross Margin

Our gross margin, which measures our gross profit as a percentage of sales, decreased slightly to 87.1% for the three months ended December 31, 2025 compared to 87.4% for the three months ended December 31, 2024. This decrease in gross margin was primarily the result of the efforts around the implementation of the Master FFL platform. For the nine months ended December 31, 2025, our gross margin increased to 87.1% from 86.6% for the nine months ended December 31, 2024. The increase in gross margin was a result of improved platform monetization and an increasing mix of high-margin seller services, such as advertising and listing enhancements.

Operating Expenses

Operating expenses consist of selling and marketing expenses, which include tradeshows and marketing expenses; corporate general and administrative expenses, which include legal and professional fees, insurance and rent; employee salaries and related expenses, which include salaries, benefits and stock-based compensation and depreciation and amortization expenses.

Operating expenses decreased by $21.8 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The decrease in operating expenses was the result of a reduction of $11.0 million in settlement contingencies that were recorded in the three months ended December 31, 2024 without a corresponding expense in the three months ended December 31, 2025, a decrease of $9.3 million in legal and professional fees primarily related to the completion of the Delaware Litigation, the Special Committee Investigation and restatement and the SEC Investigation, a reduction of stock-based compensation expense of $0.5 million due to a reduction in stock award grants, a $0.5 million reduction in salaries and related expenses also due to reduced headcount, a $0.2 million reduction in corporate insurance expense due to the sale of the Ammunition Manufacturing Business, and a $0.5 million reduction in bad debt expense as a result of increased collection efforts. These decreases were partially offset by a $0.2 million increase in depreciation and amortization expense due to increased capitalized software development costs.

Operating expenses decreased by $28.9 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. The decrease in operating expenses was primarily the result of a reduction of $12.3 million in settlement contingencies, as well as a decrease in stock-based compensation expense of $2.4 million due to a reduction in stock award grants, a decrease of $4.0 million due to the completion of the Special Committee Investigation and restatement, a decrease of $10.6 million in legal fees related to the completion of the Delaware Litigation and the SEC Investigation, including a $2.0 million reduction in legal fees associated with recording a receivable from our directors and officers insurance. These decreases were partially offset by an increase of $0.6 million in depreciation and amortization resulting from increased capitalized software development costs.

Other Income and Expenses, Net

Total other income, net for the three months ended December 31, 2025 increased by $0.1 million compared to the three months ended December 31, 2024. This increase was the result of an increase in interest income of $0.3 million generated from holding a higher cash balance, partially offset by the increase in interest expense of $0.2 million related to the interest obligation from Notes issued in the Delaware Litigation settlement.

Total other income, net for the nine months ended December 31, 2025 increased by $0.6 million compared to the nine months ended December 31, 2024. This increase was primarily the result of recognizing an $0.8 million gain on the extinguishment of Note 2 due to the conversion to the Additional Warrant in addition to an increase in other income of $1.2 million, $0.8 million of which was interest earned due to a higher cash balance and $0.4 million of which was associated with the sale of equity securities. These increases were partially offset by an increase in interest expense of $1.4 million related to the Notes issued in the Delaware Litigation settlement.

Income Taxes

For the three and nine months ended December 31, 2025, we did not record a provision or benefit for federal and state income taxes due to recording a full valuation allowance against our net deferred tax assets. For the three and nine months ended December 31, 2024, we recorded a provision for federal and state income taxes of approximately zero and $6.0 million respectively. The change in tax benefit for the nine months ended December 31, 2024 was the result of recording a full valuation allowance against our deferred tax assets as we concluded it is more likely than not that the net deferred tax assets will not be realized.

Liquidity and Capital Resources

As of December 31, 2025, we had $69.9 million of cash and cash equivalents, an increase of $39.6 million from March 31, 2025. The increase was primarily attributable to the net proceeds received from the sale of the Ammunition Manufacturing Business of $42.9 million partially offset by cash used in operations.

Working Capital is summarized and compared as follows:

	December 31, 2025	March 31, 2025
Current assets	$82,518,544	$72,148,138
Current liabilities	20,652,556	62,092,917
	$61,865,988	$10,055,221

Changes in cash flow are summarized as follows:

Operating Activities

For the nine months ended December 31, 2025, net cash provided by operations was primarily the result of the benefit of non-cash expenses for depreciation and amortization, stock based compensation and a reduction in the allowance for doubtful accounts, partially offset by a reduction in accounts payable and accrued liabilities primarily associated with a decrease in legal and professional fees, as well as an increase in prepaid expenses and other current assets associated with payments for annual insurance and a receivable due from claims under the directors and officers insurance policy.

For the nine months ended December 31, 2024, net cash provided by operations was primarily the result of an increase in accrued liabilities and accounts payable related to unpaid legal and professional fees. The cash provided by operations also included the benefit of non-cash expenses for depreciation and amortization, employee stock compensation, and the change in the valuation allowance placed on deferred income taxes.

Investing Activities

For the nine months ended December 31, 2025, net cash provided by investing activities consisted primarily of proceeds of $42.9 million related to the sale of the Ammunition Manufacturing Business and $0.5 million in proceeds from the sale of an equity investment, partially offset by $2.2 million in capitalized development costs related to our Marketplace.

For the nine months ended December 31, 2024, net cash used in investing activities consisted of $3.0 million related to capitalized development costs for our Marketplace.

Financing Activities

For the nine months ended December 31, 2025, net cash used in financing activities consisted of $2.2 million in payments of preferred stock dividends and $0.3 million used in the repurchase of common stock to cover taxes on shares issued to employees.

For the nine months ended December 31, 2024, net cash used in financing activities consisted of $2.2 million of insurance premium note payments, $2.2 million in payments of preferred stock dividends, $5.9 million used to repurchase shares of common stock pursuant to our then-existing repurchase plan, and $0.5 million used in the repurchase of common shares to cover taxes on shares issued to employees.

Liquidity

We expect existing working capital and cash flows from operations to be adequate to fund our operations over the next 12 months. Generally, we have financed operations to date through the proceeds of stock sales, bank financings, sales of equity, the sale of our Ammunition Manufacturing Business and related-party notes. These sources have been adequate to fund our recurring cash expenditures including but not limited to our working capital requirements, capital expenditures to expand our operations, debt repayments, and acquisitions. In the longer-term, we intend to continue to use the aforementioned sources of funding for our share repurchase program, capital expenditures, debt repayments and any potential acquisitions.

Leases

We currently lease three locations, two of which are office space and one that is a 2,660 square-foot mixed-use warehouse space in Marietta, GA. The lease for the mixed-use warehouse space commenced on October 1, 2025 and expires in October 2028. On October 1, 2025, we moved our corporate headquarters to our leased facility in Atlanta, Georgia. We have vacated the premises of our Scottsdale, Arizona leased office property and intend to sublease it. As of December 31, 2025, we had $1.4 million of fixed lease payment obligations with $0.6 million payable within the next 12 months. Please refer to Note 6, "Leases" for additional information.

Promissory Notes Issued in Settlement of the Delaware Litigation

As described in the "Recent Developments" section above, on May 30, 2025, we issued Note 1 and Note 2 pursuant to the Settlement Agreement. The aggregate principal amount of Note 1 and Note 2 was $51.0 million, and we were required to make aggregate annual prepayments of $2.95 million beginning on May 30, 2026.

For the three months ended December 31, 2025, we recorded interest expense of $245,865 on Note 1 and no interest expense on Note 2. For the nine months ended December 31, 2025, we recorded interest expense of $573,685 and $950,070 on Note 1 and Note 2, respectively.

On September 17, 2025, the independent and disinterested members of the Board of Directors approved the exercise of the Prepayment Option, and we issued the Additional Warrant in satisfaction of Note 2. The prepayment of Note 2 was accounted for as an extinguishment of debt and a gain of $801,894 was recognized on the condensed consolidated statement of operations. The remaining principal balance on Note 1 is $12.0 million and we are required to make an annual prepayment of $1.0 million on Note 1 beginning on May 30, 2026.

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

As of December 31, 2025, we did not have an outstanding balance on the Revolving Loan.

Share Repurchase Program

On January 4, 2026, the Board authorized a discretionary share repurchase program pursuant to which we may repurchase up to $15.0 million of our outstanding common stock over a period of twelve months. Repurchases under the program may be made from time to time, in management’s discretion, through open market purchases, privately negotiated transactions, and other means in accordance with federal securities laws, including pursuant to one or more Rule 10b5-1 trading plans. The timing, volume, and value of any repurchases will be determined by management based on factors including market conditions, our liquidity and capital needs, and other factors deemed relevant. The share repurchase program does not obligate us to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the discretion of the Board of Directors or management. Any repurchases under the program will be funded from our existing cash balances, future operating cash flows, or other legally available funds.

Off-Balance Sheet Arrangements

As of December 31, 2025 and March 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon the evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses previously identified and disclosed in the Form10-K and listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that the previously disclosed material weaknesses in its internal control over financial reporting continue to exist as of December 31, 2025, specifically:

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

Management’s Remediation Initiatives for Existing Material Weaknesses

We have begun the process of, and we are focused on, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weaknesses. The Company has initiated remediation activities and expects to complete testing of the design and operating effectiveness of new controls over at least two consecutive quarters of financial reporting, in accordance with COSO guidance. Our planned internal control remediation efforts include the following:

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

The Company has implemented other organizational enhancements, as follows: (i) the enhancement of the Company’s organizational structure over all finance functions and an increase in the Company’s accounting personnel with the requisite knowledge, experience, and training in GAAP to ensure that a formalized process for determining, documenting, communicating, implementing and monitoring controls over the period-end financial close and reporting processes is maintained and proper segregation exists between the preparer and reviewer for select transactions, and (ii) enhancement of accounting policies and procedures related to journal entries, invoice approval, account reconciliations and variance thresholds.

•
Significant and Unusual Transactions - The Company implemented improvements related to significant nonrecurring transactions, including: (i) following a new process to address agreements with non-standard terms, including formalized review and approval (ii) more formalized practices for assessing the need for utilization of a third-party expert for unusual or complex transactions and (iii) the development of a more comprehensive review process and monitoring controls over significant transactions to ensure accurate accounting and the preparation of accounting memoranda.
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
•
Implementation and Enhancement of Entity Wide Controls - The Company is in the process of enhancing existing entity-wide controls as a result of the control design remediation efforts and Audit Committee recommendations, and implementing the following new controls entity wide around the quarterly/annual financial reporting process:
•
Enhanced Review Procedures: The Company has implemented enhancements to its management review procedures through additional training of accounting staff, improved evidence of review through tick marks and screenshots to validate the completeness and accuracy of transactions and to clearly define and evidence the process used and criteria and judgment applied in performance of critical business activities.
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

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act in Rule 13a-15(c) and 15d-15(e) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to monitor the effectiveness of newly implemented controls and assess whether any additional changes are warranted.

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

DCP Matter

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

Vista Settlement

On July 28, 2025, Vista Outdoor Sales, LLC d/b/a The Kinetic Group Sales ("Vista") filed a civil action ("Vista Action") against the Company in the United States District Court for the District of Minnesota (Case No. 25-CV-03023-NEB-DTS) alleging a breach of contract from an OEM Supplier and Ammunition Purchase Option Agreement dated August 9, 2021. After the Company’s divestiture of the Ammunition Business, it could no longer purchase ammunition manufacturing components. On November 21, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “Vista Settlement and Release”) with Vista that resolves all claims asserted in the action. Pursuant to the terms of the Vistas Settlement and Release, the Company agreed to pay Vista an aggregate of $2.75 million in 12 equal quarterly installments, beginning December 1, 2025 and continuing through July 7, 2028. The settlement required Vista to dismiss the action with prejudice following receipt of the first installment. As of the date of this filing, the Company is in compliance with the Vista Settlement and Release, the action was dismissed with prejudice, and no further litigation is pending.

Settlement of SEC Investigation

As previously disclosed, the Company was subject to the SEC Investigation relating to certain accounting, disclosure, and internal control issues primarily arising during periods prior to the tenure of the Company’s current management team. The Company made an Offer of Settlement to the SEC, and on December 15, 2025, the SEC instituted settled cease-and-desist proceedings that fully resolved the investigation. For more information regarding the settlement of the SEC Investigation, please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Settlement of SEC Investigation” above.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes to the risk factors disclosed in Part I, Item 1A "Risk Factors" of the Form 10-K.

Our share repurchase program may not be fully executed or may be suspended or terminated at any time, and the program could affect the market price of our common stock

In January 2026, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $15.0 million of shares of our common stock from time to time for a period of 12 months. The timing and amount of any repurchases will depend on a variety of factors, including the knowledge of material non-public information, market conditions, the trading price of our common stock, our financial performance, regulatory requirements, and other business considerations. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended, or terminated at any time. The existence of the repurchase program could create volatility in the market price of our common stock or lead investors to expect future repurchases that may not occur. Any failure to meet such expectations could adversely affect the market price of our common stock.

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

4.2	Form of Underwriters’ Warrant Agreement issued December 3, 2020 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2020).
4.3	Purchase Warrant Issued to Eugene Webb, issued on February 17, 2021 (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-3 filed on August 20, 2021).
4.4	Form of Warrant in connection with the May 21, 2025 Settlement Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 28, 2025).
4.5	Form of Additional Warrant in connection with the May 21, 2025 Settlement Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 28, 2025).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Outdoor Holding Company

	By:	/s/ Steven F. Urvan
Dated: February 9, 2026		Steven F. Urvan, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul J. Kasowski
Dated: February 9, 2026		Paul J. Kasowski, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)