Form 10-K
period 2026-03-31
Outdoor Holding Co
filed 2026-06-22
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026c

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-13101

Outdoor Holding Company

(Exact name of registrant as specified in its charter)

Delaware	30-0957912
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

☐ Yes ☒ No

The aggregate market value of the common stock of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2025) was $145,456,088.

As of June 15, 2026, there were 116,163,494 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are any statements that refer to our estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flow, capital resources, dividends and liquidity; competition; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth, including our plan to expand our e-commerce platform; our ability to attract new customers and retain existing customers; our ability to accurately forecast future revenues and appropriately plan our expenses; our expectations regarding future revenues; our ability to attract and retain qualified employees and key personnel; our stock repurchase program; future regulatory, judicial and legislative changes; and the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months. In addition, forward-looking statements include statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” "hope" and similar expressions or the negative of such terms or other comparable terminology.

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
•
fluctuations in our financial results due to factors beyond our control; and
•
the other factors set forth in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K ("Form 10-K") and our other reports filed with the SEC.

Forward-looking statements speak only as of the date of this Form 10-K. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I

ITEM 1. BUSINESS

Introduction

Outdoor Holding Company ("Outdoor Holding," "we," "us," "our" or the "Company") began its operations in 2017 as a producer of high-performance ammunition and premium components. Following the acquisition of the GunBroker business ("GunBroker") in 2021, we conducted operations through two operating and reportable segments: Ammunition segment and Marketplace segment. The Ammunition segment engaged in the design, production and marketing of ammunition, ammunition components and related products. The Marketplace segment consists of the GunBroker e-commerce marketplace (“Marketplace”), which, in its role as a marketplace platform, supports the lawful sale of firearms, ammunition, and hunting/shooting accessories. In addition, GunBroker helps provide the outdoors community with a state and federal compliant solution that connects buyers with sellers across the United States with local federally-licensed firearm dealers. The Marketplace allows our base of approximately 8.8 million users to follow ownership policies and regulations through our network of over 32,000 federally licensed firearms dealers as transfer agents. The nature and operation of the Marketplace as an online auction and sales platform also affords our Company a view into the total domestic market for the purpose of understanding sales trends at a granular level across all elements of the outdoor and sports shooting space.

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

Sale of Ammunition Segment

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

GunBroker Marketplace

GunBroker is a leading online marketplace dedicated to firearms, hunting, shooting and related products. GunBroker does not hold any inventory, except for merchandise bearing its own branding, and instead facilitates transactions between third-party buyers and sellers. All transactions involving firearms are governed by federal and state laws and require the use of licensed firearms dealers, or Federal Firearms License holders (“FFLs”), to ensure legal compliance for transfer and delivery of regulated items. The Marketplace supports a robust compliance framework through access to more than 32,000 active FFLs who assist in the lawful transfer of regulated items. As of March 31, 2026, GunBroker had approximately 8.8 million registered users and averaged 4.43 million daily listings, underscoring its scale and leadership position in the U.S. online marketplace for outdoor and shooting sports products.

Platform Enhancements and Services

During fiscal year 2026, we implemented a range of platform enhancements designed to improve user engagement, expand service offerings, support regulatory compliance, and streamline marketplace transactions. Key enhancements include:

•
Master FFL Integration: In November 2025, we initiated integration with the Master FFL platform to enhance our marketplace technology and compliance infrastructure. Master FFL is a comprehensive dealer database and compliance tool that facilitates FFL transfers. This integration is intended to expand access to a broader network of FFL's and to centralize dealer verification within our platform. The system is designed to automate dealer validation, reduce reliance on manual confirmation, and enhance the checkout experience through an integrated FFL selection tool that filters dealers based on transfer capabilities, including specialized licensing. These enhancements are intended to streamline firearm transfer workflow and provide buyers with additional dealer information.
•
AI-Powered Listing Tool: In March 2026, we deployed a proprietary AI-powered listing tool to improve seller productivity and listing quality. The tool leverages our historical transaction data and buyer behavior insights to generate standardized and marketplace-optimized product descriptions. Integrated directly into the listing workflow, the system is designed to reduce listing creation time and promote consistency across listings, while maintaining seller oversight through user review and editing.
•
User Experience: We enhanced core user interfaces, including the account dashboard, homepage, and item view pages. Improvements include expanded notification capabilities for bidding activity, winning status, and order updates, as well as refinements to category structure and navigation to support browsing, searching, and listing functionality.
•
Payments, Shipping and Transaction Support: We expanded integrations with payment and escrow service providers to support a broader range of sellers, including individual and non-merchant participants. We also enhanced shipping functionality and breadth by expanding support for additional product categories, including non-firearm and ammunition shipments, and refining insurance-related requirements. These enhancements are intended to improve transaction flexibility and reliability.
•
Compliance and Security Enhancements: We implemented updates designed to support compliance with applicable laws and regulations, including functionality addressing certain state-specific requirements and enhancements to transaction-related disclosures. We also strengthened platform security through the implementation of multi-factor authentication and other measures intended to safeguard user accounts and data. Compliance requirements are subject to change, and our platform will require ongoing modification to address evolving legal and regulatory standards.
•
Platform Infrastructure and Performance: We continued to invest in platform reliability and scalability through enhancements to application programming interfaces (APIs), webhooks, system performance, and image processing capabilities. These improvements include expanded notification systems, increased processing efficiency, and general site performance enhancements intended to support increased usage and transaction volume.
•
Data, Analytics and Content: We expanded our Outdoor Analytics platform through deeper integration with the marketplace, including centralized reporting, single sign-on functionality, and enhanced analytics capabilities. We also expanded data-driven content offerings, including industry reports and AI-assisted content. These tools are intended to provide users and industry participants with additional insights.

These enhancements reflect our ongoing investment in platform innovation and our strategic commitment to supporting a compliant, scalable, and user‑centric marketplace for both buyer satisfaction and seller success.

Enhance Market Share, Brand Recognition, and Customer Loyalty

We believe that we benefit from brand recognition within the outdoor and shooting sports market, supported by our focus on compliance, platform reliability, and user experience. Our continued investment in seller tools, promotional features, and product offerings is intended to support customer loyalty and repeat engagement across both buyer and seller communities. However, our ability to maintain or enhance brand recognition and customer loyalty depends on market conditions, competition, and our continued ability to meet user expectations.

Our Growth Strategy

We are focused on expanding market share, strengthening brand recognition, and increasing customer engagement by enhancing user experience and broadening our merchandise and service offerings. Our strategy includes leveraging proprietary marketplace data to identify potential trends and refine our business model. We also evaluate targeted investments and apply disciplined capital allocation to support long-term growth. The success of these initiatives depends on a variety of factors, including market conditions, user adoption, and competitive dynamics.

Marketing

We promote our Marketplace primarily through digital and platform-driven strategies aimed at buyer acquisition and seller growth. Our marketing programs include targeted digital campaigns, social media engagement, email marketing, content development, and search engine optimization.

We also provide sellers with tools to enhance visibility and support conversion, including video-enabled listings, promotional tools, and customizable storefronts. These efforts are supported by advertising solutions such as banner placements, curated product showcases, and manufacturer partnerships.

Our use of platform data and behavioral insights is intended to support personalized marketing and user engagement strategies. The effectiveness of these efforts depends on data quality, user responsiveness, and broader market conditions.

Technology and Product Development

We continue to advance our e-commerce platform in alignment with marketplace practices and operational needs. During fiscal 2026, we:

•
initiated integration with the Master FFL platform to enhance dealer verification, expand dealer coverage, and streamline firearm transfer workflows;
•
deployed an AI-powered listing tool to support seller productivity and listing quality; and
•
continued investments in platform optimization, including enhancements to listing tools, communication systems, image processing, performance, APIs, and analytics.

Our technology teams utilize transaction and behavioral data to support ongoing development efforts, including personalized recommendations, marketing tools, and seller support services. These initiatives are intended to support scalability, compliance, and marketplace functionality.

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

Human Capital

As of June 15, 2026, we had a total of 63 employees. Of these employees, 30 were in sales, marketing and customer service, 12 in software engineering, and 21 in various corporate and administrative functions (information technology, accounting, executives, etc.). None of our employees are represented by a union in a collective bargaining arrangement with us. We believe that our employee relations are good.

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

On September 13, 1994, the Federal Assault Weapons Ban (the “AWB”), which prohibited the manufacture of certain firearms defined as “assault weapons,” restricted the sale or possession of “assault weapons,” except those that were manufactured prior to the law’s enactment, and placed restrictions on the sale of new high-capacity ammunition feeding devices. In September 2004, Congress declined to renew the AWB. In the years following the expiration of the AWB, various states and local jurisdictions, including California, Colorado, New York and Washington (states in which we operate), have adopted their own versions of the AWB or high capacity ammunition feeding device restrictions, some of which apply to the products our sellers may hold for sale in other states. If a statute similar to the AWB were to be enacted or re-enacted at the federal level, it would impact our ability to facilitate the sale of certain products. Additionally, state and local governments have enacted laws and regulations that place additional restrictions on the manufacture, transfer, sale, purchase, possession and use of firearms, ammunition and shooting-related products. For example, several states, such as California, Colorado, Connecticut, Florida, Illinois, Maryland, Minnesota, New Jersey, New York, Oregon, Virginia and Washington have enacted laws and regulations that are more restrictive than federal laws and regulations that limit access to and sale of certain firearms and ammunition. California, Connecticut and New York impose mandatory screening of ammunition purchases. Some other states, such as Florida, Washington, and Colorado require the presentation of a firearms ownership identification card or permit in order to acquire ammunition products and have passed legislation that, among other things, raises the minimum age to purchase certain firearms to 21 from 18 and imposes a multi-day waiting period on all gun purchases. California also raised the minimum age to purchase certain firearms to 21 and enacted several restrictions, including background checks on ammunition sales. Some states prohibit the sale of guns without internal or external locking mechanisms. Several states and the United States Congress have introduced microstamping legislation (that is, engraving the handgun’s serial number on the firing pin of new handguns) for certain firearms. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products. We must ensure that our platform complies with these regulations. We believe that we are in substantial compliance with the terms of such regulations and that we have no liabilities under such laws that we expect could have a material adverse effect on our business, results of operations or financial condition. State, local, and federal laws and regulations relating to products for sale on our platform may change, sometimes significantly, as a result of political, economic or social events.

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

ITEM 1A. RISK FACTORS

The risk factors noted in this section and other factors noted throughout this Form 10-K, including those risks identified in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this Form 10-K

Risk Related to Our Business Operations

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

If buyers do not find our platform appealing, for example, because of a negative experience, inadequate customer service, dissatisfaction with FFL transfer fees or marketplace fees, lack of buyer-friendly features, lack of desirable product listings, lack of product listing variety, lack of competitive shipping charges, delayed shipping times, or other factors, they may make fewer purchases and they may not refer others to us. Likewise, if sellers are dissatisfied with their experience on our platform, or feel they have more attractive alternatives, they may stop listing items in our Marketplace and using our services and may stop referring others to us, which could negatively impact our financial performance. Our brand and reputation are critical to our success, as they influence our ability to attract and retain buyers and sellers. User engagement may be impacted by factors including user experience, platform functionality, pricing, customer service, product availability, shipping costs, and competition. If buyers or sellers are dissatisfied or perceive more attractive alternatives, they may reduce activity or leave our platform.

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

Our recent platform enhancements may not achieve their intended benefits and could introduce additional operational, technological, and regulatory risks.

During fiscal year 2026, we implemented a range of enhancements across the GunBroker Marketplace, including integration with Master FFL, a third-party dealer verification platform, deployment of a proprietary AI-powered listing tool, expanded payment, escrow, and shipping integrations, compliance and security updates, platform infrastructure and performance improvements, and expansion of our Outdoor Analytics data and content offerings. While these enhancements reflect our ongoing investment in platform functionality and scalability, these initiatives may not function as intended, achieve widespread user adoption, or result in anticipated improvements to our financial or operational performance. If these enhancements fail to perform as expected, do not achieve adequate adoption, or introduce unforeseen technical or operational issues, customer satisfaction with their experience on our platform could be adversely affected, resulting in harm to our business and financial performance.

Several of these enhancements depend on third-party data, services, and participation, and are subject to risks outside of our direct control. For example, the effectiveness of our Master FFL integration relies on the accuracy and timeliness of third-party dealer data, the willingness of federally licensed firearm dealers to participate, and our ability to adapt to evolving regulatory requirements governing firearm transfers. The success of our AI-powered listing tool depends on the quality and relevance of underlying data and may not consistently produce accurate or complete product descriptions. Inaccurate or misleading AI-generated content could result in buyer dissatisfaction, reputational harm, or potential liability. Furthermore, our compliance and security enhancements, including state-specific functionality and multi-factor authentication, are designed to support our regulatory obligations and safeguard user data; however, compliance requirements are subject to frequent change, and we may be unable to keep pace with evolving legal and regulatory standards. Any failure or perceived failure to comply with applicable laws and regulations could subject us to enforcement actions, fines, litigation, or reputational harm, any of which could materially adversely affect our business and results of operations. Additionally, while the Master FFL integration will be accretive to sales, the cost of the service will necessarily result some minimal dilution of our gross margin.

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

Our share repurchase program may not be fully executed or may be suspended or terminated at any time, and the program could affect the market price of our common stock.

In January 2026, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $15.0 million of shares of our common stock from time to time in either an approved 10b5-1 or 10b-18 plan for a period of 12 months. The timing and amount of any repurchases will depend on a variety of factors, including the knowledge of material non-public information, market conditions, the trading price of our common stock, our financial performance, regulatory requirements, and other business considerations. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended, or terminated at any time. The existence of the repurchase program could create volatility in the market price of our common stock or lead investors to expect future repurchases that may not occur. Any failure to meet such expectations could adversely affect the market price of our common stock.

Risks Related to Technology, Security, and Data

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

A growing percentage of cyberattacks are designed to exploit legitimate credentials and identity systems rather than software vulnerabilities. Threat actors increasingly use techniques such as phishing, credential harvesting, session hijacking, and token theft to gain unauthorized access to user accounts. Once authenticated, attackers may operate within systems using valid credentials, making detection more difficult and allowing them to bypass traditional security controls that are designed to prevent unauthorized access at the perimeter. The organization maintains strict but useable access control infrastructure for end users and ever seeks to increase scrutiny and limit fraudulent activity. The organization also employs various methods for detecting and remediating fraudulent access.

Although we have integrated a variety of processes, technologies, and controls to assist in our efforts to assess, identify, and manage material cybersecurity-related risks, these efforts are not exhaustive, and our efforts may not be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, directly or through our vendors. Additionally, these measures have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyberattack, system failure, or security breach particularly given the increasingly sophisticated tools and methods used by hackers, state actors, organized cyber criminals, and cyber terrorists. Possible impacts associated with a cybersecurity incident may include, among others, remediation costs related to lost, stolen, or compromised data, repairs to data processing systems, increased cybersecurity protection costs, reputation damage, and adverse effects on our compliance with applicable privacy and other laws and regulations. Geopolitical tensions and evolving global conflicts may increase the frequency, sophistication, and severity of cyber threats, including those originating from nation-state actors and affiliated groups. These actors are often well-resourced, highly persistent, and capable of conducting advanced cyber operations, including espionage, data exfiltration, distributed denial-of-service (DDoS) attacks, and efforts to disrupt or degrade critical infrastructure and commercial platforms. In periods of heightened geopolitical instability, such actors may broaden their targets to include private sector organizations, particularly those operating digital platforms and marketplaces.

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

We may at times be unsuccessful (or be perceived to have been unsuccessful) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may be unsuccessful in complying with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work are unsuccessful, or are perceived to have been unsuccessful, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We expect generative artificial intelligence (“Gen AI”) to have a significant impact on the future of e-commerce, as artificial intelligence technologies become increasingly important for consumers buying and selling goods online. If we are unable to identify appropriate Gen AI providers and artificial intelligence technologies, or if we fail to utilize those technologies or develop our own technologies, our business may be harmed. For example, consumers may increasingly search for products using chatbots, virtual assistants or other Gen AI technologies powered by large language models instead of using traditional search engines. If current and future artificial intelligence technologies do not send referrals to GunBroker at the rate of traditional search engines for any reason, the amount of buyer and seller traffic using our platform could decrease, which could negatively impact our business and results of operations.

In addition, our use of Gen AI technologies may create or increase operational, legal, reputational, and regulatory risks. Gen AI systems, including chatbots, virtual assistants, automated customer service tools, recommendation engines, content moderation tools, and other artificial intelligence-enabled features, may generate inaccurate, incomplete, misleading, biased, discriminatory, offensive, or otherwise harmful outputs. For example, a Gen AI-enabled chatbot or other automated tool could provide incorrect advice or information to a buyer, seller, or other user; fail to identify or appropriately escalate a safety, compliance, fraud, or legal issue; participate in or contribute to a transaction, communication, or other event that results in injury, financial loss, regulatory scrutiny, or other liability; or generate content that is perceived as racist, sexist, discriminatory, defamatory, harassing, or otherwise offensive. Even where such outputs are unintended, are caused by third-party AI providers, or are based on inaccurate, incomplete, or biased data inputs, we may face claims, investigations, enforcement actions, user complaints, reputational harm, or other liabilities arising from the use or perceived use of such technologies. We may also incur significant costs to monitor, test, audit, restrict, remediate, or defend against issues arising from Gen AI systems, and our efforts may not be effective in preventing harm or liability.

Threat actors are increasingly leveraging artificial intelligence to enhance the scale, speed, and sophistication of cyberattacks. These technologies may be used to automate aspects of vulnerability discovery by analyzing publicly available code, system configurations, and application behaviors to identify potential weaknesses more efficiently than traditional manual methods. Reliance on traditional incident response techniques may become less effective as AI-enabled exploitation techniques evolve and accelerate. We are constantly evaluating the impact of generative systems against our products and services, and endeavor to keep pace with AI security trends and weaknesses as we seek to integrate them into our environments.

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

Risks Related to Financial Reporting and Controls

We are and may continue to be subject to litigation arising from the restatement of our financial statements and related matters, which could result in significant judgments, settlements, penalties, and legal expenses.

The restatement of our previously issued financial statements, along with the findings of the investigations conducted by a special committee of the Board of Directors of the Company (the “Special Committee Investigation”) and the SEC’s Division of Enforcement (the “SEC Investigation”), exposes us to various legal challenges. These challenges could include securities class action lawsuits and stockholder derivative suits. Such proceedings may allege violations of federal securities laws, deficiencies in our disclosure controls and procedures, or other corporate governance issues. Defending against these matters is time-consuming and costly and will divert management's attention from our business operations. Adverse outcomes could result in substantial monetary damages, penalties, injunctive, or other relief, and even if resolved favorably, we may incur significant legal expenses. These potential liabilities and costs could materially and adversely impact our business, financial condition, and results of operations.

We may be required to indemnify our current and former directors, officers and employees in connection with litigation and other actions which could result in significant legal expenses and other costs to us.

Our corporate governance documents and applicable indemnification agreements require us to defend and indemnify our current and former directors and officers, and certain employees and contractors against enumerated liabilities and expenses incurred as a result of legal proceedings and potential litigation arising out of the matters related to the restatement. As a result, we may be obligated to advance and ultimately pay substantial legal costs, settlement amounts, or judgments on behalf of these individuals. These indemnification obligations could significantly increase our legal expenses and could materially adversely affect our financial condition and cash flow.

Our reputation may be harmed by the Special Committee Investigation, the SEC Investigation, and the restatement, making it more difficult to attract business opportunities, employees, and investors.

The restatement of our financial statements, SEC Investigation into historical matters, related litigation, or negative publicity could damage our reputation with investors, customers, suppliers, business partners, and regulators. Any reputational harm could adversely affect our relationships with existing and prospective stakeholders, diminish our ability to attract and retain key personnel, reduce the confidence of investors in our company, and limit our access to capital markets. Reputational damage may also make it more difficult to pursue business opportunities, negotiate favorable terms in future commercial relationships, and achieve our strategic objectives, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

We previously identified material weaknesses in our internal control over financial reporting and our remediation efforts may not be fully effective.

As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year in this Form 10-K. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

While we completed remediation efforts and did not identify any material weaknesses in internal control over financial reporting as of the filing of this Form 10-K, such efforts including the implementation of new policies, procedures, and controls, may not be successful. Additional material weaknesses may be identified in the future. Failure to maintain effective internal control over financial reporting could result in additional errors or misstatements in our financial statements, impair our ability to accurately and timely report financial results, harm our reputation and investor confidence, limit our ability to access capital markets, subject us to additional regulatory scrutiny, and adversely affect our business, financial condition, and results of operations. Effective internal control over financial reporting and related controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other substantial litigation and our business and operating results could be materially harmed.

Risks Related to Legal or Regulatory Matters

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

We have been and currently remain engaged in legal proceedings that have caused the Company to dedicate significant resources to defend. Litigation or claims that may be made against the Company or its officers or directors, from time to time, could negatively affect our business, operations, or financial position. As we grow, we may see a rise in the number of litigation matters against us. These matters may include employment and labor claims, as well as consumer and securities class actions, each of which are typically expensive and time consuming to defend.

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

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, holders of the Series A Preferred Stock will be entitled to receive any of our assets remaining only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We have incurred and may in the future incur substantial amounts of debt and other obligations that rank senior to the Series A Preferred Stock. At March 31, 2026, our total liabilities equaled approximately $32.5 million.

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

We may redeem the Series A Preferred Stock.

As of May 18, 2026, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time. Also, upon the occurrence of a Change of Control (as defined in the certificate of designations with respect to the Series A Preferred Stock), we may, at our option, redeem the Series A Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred. We may have an incentive to redeem the Series A Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend on the Series A Preferred Stock. If we redeem the Series A Preferred Stock, then from and after the redemption date, dividends will cease to accrue on shares of Series A Preferred Stock, the shares of Series A Preferred Stock will no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption.

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

We use a variety of tools and services, including network monitoring, vulnerability assessments, and tabletop exercises, to enhance our cybersecurity posture. Our incident response plan is comprehensive, detailing procedures for preparing for, detecting, responding to, and recovering from cybersecurity incidents. This plan includes processes for triaging, assessing the severity of, escalating, containing, investigating, and remediating cybersecurity incidents, while ensuring compliance with relevant legal obligations. We require employees to undertake data protection and cybersecurity training and compliance programs annually.

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

Our senior IT leaders and compliance officer are responsible for developing and implementing appropriate cybersecurity programs and ensuring our compliance with applicable laws and regulations. These leaders, equipped with relevant degrees, certifications, and extensive work experience, are informed by their cybersecurity teams about ongoing efforts to prevent, detect, mitigate, and remediate cybersecurity incidents.

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

We have experienced cybersecurity incidents in the ordinary course of business and will continue to experience risks from cybersecurity threats that could have a material adverse effect on our business strategy, results of operations, or financial condition. Although prior cybersecurity incidents have not had a material adverse effect on our business strategy, results of operations, or financial condition to date, any actual or perceived breach of our security could damage our reputation, adversely affect our operations, or subject us to third-party lawsuits, regulatory investigations and fines or other actions or liabilities, any of which could materially adversely affect our business strategy, results of operations, or financial condition. For more information on our cybersecurity related risks, see “Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss of sales.” and “A failure of our information technology systems, or an interruption in their operation due to internal or external factors including cyber-attacks, could have a material adverse effect on our business, financial condition or results of operations.” in Item 1A “Risk Factors” of this Form 10-K.

ITEM 2. PROPERTIES

Our executive offices are located in Atlanta, Georgia where we lease approximately 10,000 square feet for approximately $20,000 per month. This space houses our principal executive, administration, and marketing functions as well as our GunBroker operations.

We also lease a 21,000 square foot facility located in Scottsdale, Arizona for approximately $25,000 per month. This space is our former headquarters and is currently not being utilized.

On September 17, 2025, we signed a lease for 2,660 square feet of mixed-use warehouse space in Marietta, Georgia for approximately $3,325 per month. The lease commenced on October 1, 2025 and expires in October 2028.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various disputes, claims, suits, investigations and legal proceedings arising in the ordinary course of business, including commercial, intellectual property, and employment-related matters, as well as stockholder derivative actions, class action lawsuits and other matters. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters were material to our business or financial condition based upon the standard set forth in the SEC’s rules. To our knowledge, except as set forth below, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

DCP Matter

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a GunBroker.com (“GunBroker.com”) for breach of contract (the “MN Action”). In the MN Action, DCP alleged that GunBroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleged $100 million in damages. On February 7, 2024, GunBroker.com removed the MN Action to the United States District Court for the District of Minnesota (Case No. 24-CV-00373-DWF-DTS). On February 14, 2024, GunBroker.com moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”). The court denied the Motion and GunBroker filed its Answer and Counterclaims. The Company and DCP engaged in fact and expert discovery for several months.

On February 20, 2026, we entered into a settlement agreement with DCP, resolving the MN Action. Under the terms of the settlement agreement, the Company paid to DCP $4.4 million on February 27, 2026 in full and final settlement of the MN Action. Upon payment, the parties filed a stipulated dismissal of the MN Action with prejudice. The settlement agreement includes customary mutual releases, but does not release certain non-affiliate third-party contractors. The settlement does not constitute an admission of liability or wrongdoing by the Company or any of its subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Capital Market under the trading symbol “POWW”.

Holders of Common Equity

As of June 15, 2026, there were approximately 253 holders of record of the common stock. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

Dividend Information

We have never declared or paid dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we intend to retain any earnings in our business and therefore do not anticipate paying dividends on our common stock in the foreseeable future. We paid preferred dividends on our Series A Preferred Stock in the amount of $3.0 million for each of the years ended March 31, 2026 and 2025.

We currently have $0.1 million of unpaid accrued dividends on our Series A Preferred Stock as of March 31, 2026. Accordingly, we may not be able to declare a dividend on our common stock unless full cumulative dividends on the Series A Preferred Stock have been or contemporaneously are declared and paid or declared.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of March 31, 2026 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2025 Long-Term Incentive Plan	-	-	9,139,278
2017 Equity Incentive Plan(1)	400,000	$2.08	—
Total	400,000	-	9,139,278

(1)
In October 2017, our Board of Directors approved the 2017 Plan. The 2017 Plan initially permitted the issuance of equity-based instruments covering up to a total of 485,000 shares of common stock. Our Board of Directors and stockholders approved an increase of 4,515,000 shares in October 2020, an additional increase of 1,000,000 shares in March 2023, and an additional increase of 3,000,000 shares in February 2024, bringing the total shares allowed under the 2017 Plan to 9,000,000. The 2017 Plan was terminated with respect to future awards on August 29, 2025 and was replaced by the 2025 Long-Term Incentive Plan.

Transfer Agent

We have appointed Computershare Trust Company (“Computershare”) as the transfer agent for our common stock and Series A Preferred Stock. The principal office of Computershare is located at 150 Royall St., Suite 101, Canton, MA 02021, and its telephone number dedicated to Outdoor Holding Company customer service is (877) 373-6374.

Issuer Repurchase of Equity Securities

On January 4, 2026, our Board of Directors authorized a discretionary share repurchase program pursuant to which we may repurchase up to $15.0 million of our outstanding common stock over a period of twelve months. Repurchases under the program may be made from time to time, in management’s discretion, through open market purchases, privately negotiated transactions, and other means in accordance with federal securities laws, including pursuant to one or more Rule 10b5-1 trading plans. The timing, volume, and value of any repurchases will be determined by management based on factors including market conditions, the Company’s liquidity and capital needs, and other factors deemed relevant. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the discretion of the Board or management. Any repurchases under the program will be funded from the Company’s existing cash balances, future operating cash flow, or other legally available funds. Repurchases will be conducted in accordance with the Company’s insider trading policy and applicable trading window restrictions.

The following table summarizes our share repurchases under our current repurchase program during the fourth quarter of the 2026 fiscal year:

Period	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Programs(2)	Approximate Maximum Number orDollar Value of Shares that may yet be Repurchased Under the Plan or Programs

January 1, 2026 - January 31, 2026	-	$-	-	$15,000,000
February 1, 2026 - February 28, 2026	178,784	1.93	178,784	$14,655,773
March 1, 2026 - March 31, 2026	335,141	1.96	513,925	$13,998,563

Total	513,925	$1.95	513,925

(1) Excludes immaterial broker commissions and excise tax accruals.

(2) On January 5, 2026, we announced that our Board of Directors approved the share repurchase program for up to $15.0 million of our outstanding common stock, which expires on January 4, 2027.

ITEM 6. RESERVED

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements (prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and related notes included elsewhere in this Annual Report on Form 10-K (this "Form 10-K"). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Holding Company (formerly AMMO, Inc.) and its consolidated subsidiaries.

Overview

Outdoor Holding Company is the owner of the GunBroker Marketplace ("GunBroker" or the "Marketplace"), a leading online marketplace serving the firearms and shooting sports industries. Through our Marketplace, we allow third party sellers to list items consisting of firearms, hunting gear, fishing equipment, outdoor gear, collectibles, and much more, while facilitating compliance with federal and state laws that govern the sale of firearms and other restricted items. This allows our base of over 8.8 million users to follow ownership policies and regulations through our network of approximately 32,000 federally licensed firearms dealers ("FFLs") who serve as transfer agents. The nature and operation of the Marketplace as an online auction and sales platform also affords us a unique view into the total domestic market for the purpose of understanding sales trends at a granular level across all elements of the outdoor sports and shooting space. We generate revenue from marketplace fees, which include marketplace revenue, marketplace service fee revenue, advertising campaign revenue and shipping revenue. Our key strategic initiatives for fiscal year 2027 include: launching universal payment processing to facilitate electronic transactions, decrease transaction friction, increase gross merchandise value ("GMV"), improve the user experience with the use of AI, and accelerate user adoption; deploy capital opportunistically by repurchasing shares; further streamlining the business to increase operational efficiency and reduce operational costs; and implementing further user enhancements to the platform with new tools, analytics, and personalization features to deliver best-in-class buyer and seller experiences. As part of our key strategic initiatives, the Company invested in a platform integration with Master FFL beginning in November 2025. Master FFL integration allows us to provide platform users access to a larger network of FFL dealers, centralizing FFL dealer verification and compliance, and allowing streamlined firearm transfers through automatic verification of federally-licensed firearm dealers.

Recent Developments

Sale of Ammunition Manufacturing Business

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

In fiscal year 2025, we initiated a formal review of various strategic alternatives. This review resulted in the decision to sell the Ammunition segment. On January 20, 2025, we entered into an Asset Purchase Agreement, as amended (the “Asset Purchase Agreement”) with Olin Winchester, LLC (the “Buyer”), pursuant to which the Buyer agreed to (i) acquire all assets of our business of designing, manufacturing, marketing, distributing and selling ammunition and ammunition components (collectively, the “Ammunition Manufacturing Business”) along with certain assets related to the Ammunition Manufacturing Business, including the Ammunition Manufacturing Business’ dedicated manufacturing facility in Manitowoc, WI, and (ii) assume certain liabilities related to the Ammunition Manufacturing Business, for a gross purchase price of $75.0 million, subject to adjustments for estimated net working capital and real property costs and pro-rations (the “Transaction”). The Transaction closed on April 18, 2025. The net proceeds after all adjustments totaled approximately $42.9 million. On April 21, 2025, we changed our name from “AMMO, Inc.” to “Outdoor Holding Company”. As of January 20, 2025, the Ammunition segment met the held for sale and discontinued operations accounting criteria. For information on discontinued operations, refer to Note 2 to our consolidated financial statements under the caption “Assets Held for Sale and Discontinued Operations” and Note 4, “Discontinued Operations”.

Settlement of Delaware Litigation

As described in Note 8, “Related Party Transactions” and Note 14, “Contingencies,” in April 2023, Steven F. Urvan filed a lawsuit against the Company and certain of its directors, former directors, employees, former employees, and consultants, related to the Company’s acquisition of GunBroker.com and certain affiliated companies. At the time the lawsuit was filed, Mr. Urvan was a member of the Board of Directors and our largest stockholder. Mr. Urvan now serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. In May 2023, the Board of Directors established a special committee to address the litigation initiated by Mr. Urvan, as well as a separate lawsuit subsequently filed by the Company against Mr. Urvan (the lawsuit filed by Mr. Urvan together with the lawsuit filed by the Company, the “Delaware Litigation”).

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

Results of Continuing Operations

Fiscal Year 2026 Compared to Fiscal Year 2025

The following table presents summarized financial information for the years ended March 31, 2026 and 2025, taken from our consolidated statements of operations:

	For the Year Ended March 31,
	2026	2025
Net revenues	$51,125,398	$49,401,547
Cost of revenues	6,524,437	6,468,031
Gross profit	44,600,961	42,933,516
Operating expenses	50,893,396	102,646,794
Loss from operations	(6,292,435)	(59,713,278)
Other income
Other income	1,396,380	778,120
Loss from continuing operations before income taxes	$(4,896,055)	$(58,935,158)
Provision for income taxes	49,537	6,286,305
Net loss from continuing operations	$(4,945,592)	$(65,221,463)

Non-GAAP Financial Measures

We analyze operational and financial data to evaluate our business, allocate our resources, and assess our performance. In addition to total net sales, net loss, and other results under GAAP, the following information includes key operating metrics and non-GAAP financial measures that we use to evaluate our business. We believe that these measures are useful for period-to-period comparisons of the Company's performance. We have included these non-GAAP financial measures in this Form 10-K because they are key measures management uses to evaluate our operational performance, produce future strategies for our operations, and make strategic decisions, including those relating to operating expenses and the allocation of our resources. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. The Adjusted EBITDA reconciliation presented below begins with loss from continuing operations, which the Company believes is the most directly comparable GAAP financial measure. This reconciliation is consistent with the presentation in the Company’s first and second quarter fiscal 2026 earnings releases. In the third quarter fiscal 2026 earnings release, the Company presented the reconciliation beginning with net loss before discontinued operations and included the preferred stock dividend as a reconciling item. The Company has reverted to the prior presentation for clarity and consistency, as the preferred stock dividend does not impact Adjusted EBITDA under any period’s calculation. The definition of Adjusted EBITDA has not changed.

Adjusted EBITDA

	For the Year Ended March 31,
	2026	2025

Reconciliation of GAAP net loss from continuing operations to Adjusted EBITDA
Loss from continuing operations	$(4,945,592)	$(65,221,463)
Provision for income taxes	49,537	6,286,305
Depreciation and amortization	14,396,813	13,589,698
Interest expense	1,769,656	82,173
Stock-based compensation	1,507,266	4,474,516
Interest and other income	(2,364,142)	(860,293)
Acquisitions and divestitures	108,748	1,493,069
Special Committee Investigation and restatement	1,517,158	8,639,147
SEC Investigation	74,782	9,923,892
Delaware Litigation settlement contingency	-	29,067,229
Delaware Litigation legal and professional fees	1,641,915	4,480,193
Corporate restructuring costs	2,995,460	-
Gain on extinguishment of debt	(801,894)	-
Other nonrecurring expenses(1)	6,350,000	3,298,399
Adjusted EBITDA	$22,299,707	$15,252,865
(1)
For the year ended March 31, 2026, other nonrecurring expenses consisted of a $4.4 million settlement to Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”), a $1.75 million settlement with a vendor as part of our sale of the ammunition manufacturing business and a $0.2 million settlement contingency with as separate vendor as part of the sale of our ammunition manufacturing business. For the year ended March 31, 2025, other nonrecurring expenses consisted of a $3.2 million expense related to the previously disclosed settlement with Triton Value Partners, LLC (the "Triton Settlement").

Adjusted EBITDA is a non-GAAP financial measure that displays our net loss from continuing operations (the most directly comparable financial measure prepared in accordance with GAAP), adjusted to eliminate the effect of (i) provision or benefit for income taxes, (ii) depreciation and amortization, (iii) interest expense, (iv) stock-based compensation expenses relating to stock awards and common stock purchase options, (vi) interest and other income, (vi) expenses related to acquisition and divestitures, (vii) gain on extinguishment of debt, (viii) professional service and legal fees related to an investigation conducted by a special committee of the Board of Directors (the “Special Committee Investigation”), the SEC Investigation and the Delaware Litigation and (ix) other nonrecurring expenses, such as contingencies associated with litigation or settlements and corporate restructuring costs related to headcount reductions, severance, and expense consolidation.

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

Net Revenues

We generate revenue from marketplace fees, which includes marketplace revenue, marketplace service fee revenue, advertising revenue and shipping revenue. Marketplace revenue consists of optional listing fees with variable pricing components based on customer options and final value fees based on a percentage of the final selling price of the listed item. Marketplace service fee is assessed by GunBroker and added to the price of the item at the time of purchase for all buyers, based on a percentage of the final price of an item at the time of purchase. The marketplace service fee helps offset increased costs associated with compliance with new state laws related to taxation, privacy, and firearms, which have significantly increased GunBroker’s operational compliance expenses. Advertising revenue consists of fees charged for advertisement placement and impressions generated through the GunBroker website. Shipping revenue consists of fees for shipping items sold on the GunBroker website.

Net revenues for the year ended March 31, 2026 increased by $1.7 million, or 3.5%, from the year ended March 31, 2025. This increase was due to higher gross merchandise sales volume generated from increased firearms sales on our Marketplace.

Cost of Revenues

Cost of revenues consists of costs associated with facilitating transactions on the GunBroker platform as well as advertising costs.

Cost of revenues increased by approximately $0.1 million, or 0.9%, for the year ended March 31, 2026 compared to the year ended March 31, 2025. This increase was the result of an increase in higher transaction volume.

Gross Margin

Our gross margin, which measures our gross profit as a percentage of net revenues, increased to 87.2% for the year ended March 31, 2026 from 86.9% for the year ended March 31, 2025. This increase was primarily the result of platform monetization, an increasing mix of high-margin seller services, such as advertising, and reduced fraud credits.

Operating Expenses

Operating expenses consist of (i) selling and marketing expenses, which include tradeshows and marketing expenses, (ii) corporate general and administrative expenses, which include legal and professional fees and as well as insurance and rent, (iii) employee salaries and related expenses, which include salaries, benefits and stock-based compensation, and (iv) depreciation and amortization expenses.

Operating expenses decreased by approximately $51.8 million for the year ended March 31, 2026 compared to the year ended March 31, 2025. This decrease was primarily due to a reduction of $26.2 million in settlement contingencies related to the $29.1 million settlement contingency for the Delaware Litigation occurring in the year ended March 31, 2025 partially offset by $6.2 million in settlements in the year ended March 31, 2026 related to the settlements with Vista Outdoor Sales, LLC d/b/a The Kinetic Group Sales ("Vista") and DCP. In addition, there was reduction of $19.8 million in legal and professional fees as a result of the completion of the previously disclosed restatement of our historical financial statements, the Special Committee Investigation, the SEC Investigation, and the Delaware Litigation as well as a $1.4 million decrease in costs associated with acquisitions and divestitures, a decrease in salaries and related expenses of $4.6 million primarily due to headcount reductions, less employee stock award grants and a reduction in board cash compensation, and a reduction in bad debt expense of $1.2 million as a result of increased collection efforts. These decreases were partially offset by $3.0 million in corporate restructuring costs which included severance payments and the impairment of the lease asset for the Scottsdale office as well as an increase in depreciation and amortization as the result of additions in capitalized software development.

Other Income and Expenses, Net

Total other income, net for the year ended March 31, 2026 increased by $0.6 million compared to the year ended March 31, 2025. This increase was primarily the result of recognizing a $0.8 million gain on the extinguishment of Note 2 due to the conversion to the Additional Warrant in addition to an increase in interest and other income due to increased interest earned from carrying a higher cash balance. These increases were partially offset by an increase in interest expense of $1.8 million related to the Notes issued in connection with the Delaware Litigation settlement.

Income Taxes

For the year ended March 31, 2026, we recorded a provision for federal and state income taxes of $49,537 compared to a provision for federal and state income taxes of $6.3 million for the year ended March 31, 2025. Provision for taxes for the year ended March 31, 2026 is for state income taxes. The change in federal and state income taxes for the year ended March 31, 2025 was the result of recording a full valuation allowance against our deferred tax assets as we concluded it is more likely than not that the net deferred tax assets will not be realized.

Liquidity and Capital Resources

As of March 31, 2026, we had $68.1 million of cash and cash equivalents, an increase of $37.9 million from $30.2 million of cash and cash equivalents as of March 31, 2025.

Working capital is summarized and compared as follows:

	March 31,
	2026	2025
Current assets	$81,988,474	$72,148,138
Current liabilities	20,720,534	62,092,917
	$61,267,940	$10,055,221

Liquidity

We expect existing working capital and cash flow from operations to be adequate to fund our operations over the next 12 months. Generally, we have financed operations to date through the proceeds of stock sales, bank financings, sales of equity, the sale of our Ammunition Manufacturing Business and related-party notes. These sources have been adequate to fund our recurring cash expenditures including but not limited to our working capital requirements, capital expenditures to expand our operations, debt repayments and acquisitions. In the longer-term, we intend to continue to use the aforementioned sources of funding for our share repurchase program, capital expenditures, debt repayments and any potential acquisitions.

Leases

We currently lease three locations, two of which are office space and one of which is a 2,660 square-foot mixed-use warehouse space in Marietta, GA. The office space in Scottsdale is our former headquarters and is currently not being utilized. We attempted to sublease the Scottsdale office space but such efforts have proven unsuccessful thus far. We recorded an impairment of the lease asset in the year ended March 31, 2026 on the Scottsdale lease in the amount of $0.7 million. As of March 31, 2026, we had $1.3 million of fixed lease payment obligations with $0.6 million payable within the next 12 months. As of March 31, 2025, we had $1.8 million of fixed lease payment obligations with $0.7 million payable within the 12 months following such date. Please refer to Note 7, "Leases" for additional information.

Promissory Notes Issued in Settlement of the Delaware Litigation

As described in the "Recent Developments" section above, on May 30, 2025, we issued Note 1 and Note 2 pursuant to the Settlement Agreement. The aggregate principal amount of Note 1 and Note 2 was $51.0 million, and we were required to make aggregate annual prepayments of $2.95 million beginning on May 30, 2026.

During the year ended March 31, 2026, we recorded interest expense of $819,550 and $950,070 on Note 1 and Note 2, respectively.

On September 17, 2025, the independent and disinterested members of the Board of Directors approved the exercise of the Prepayment Option, and we issued the Additional Warrant in satisfaction of Note 2. The prepayment of Note 2 was accounted for as an extinguishment of debt and a gain of $801,894 was recognized on the consolidated statement of operations. The remaining principal balance on Note 1 is $12.0 million and we are required to make an annual prepayment of $1.0 million on Note 1 beginning on May 30, 2026.

Revolving Loan

On December 29, 2023, we entered into a Loan and Security Agreement (as amended from time to time, the

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

As of March 31, 2026 and 2025, we did not have an outstanding balance on the Revolving Loan.

On April 1, 2026, we terminated the Sunflower Agreement. The facility had no outstanding balance at the time of termination, and the termination did not materially impact the Company’s liquidity or capital resources.

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

During the year ended March 31, 2026, we repurchased 513,925 shares at an average purchase price of $1.95 per share. The total cash paid to repurchase shares during the year ended March 31, 2026 was $1.0 million.

Changes in cash flow are summarized as follows:

Operating Activities

For the year ended March 31, 2026, net cash provided by operating activities was attributable to non-cash depreciation and amortization expense of $14.4 million, non-cash expense for employee stock awards of $1.5 million and an increase in other noncurrent liabilities of $1.4 million due to the timing of payments, partially offset by an increase of $3.4 million in prepaid expenses and other current assets, a decrease of $6.1 million in accounts payable and accrued liabilities and our net loss from continuing operations.

For the year ended March 31, 2025, net cash used in operating activities was attributable to our net loss, partially offset by an increase in accrued liabilities of $34.4 million associated with the contingency for the potential settlement of the Delaware Litigation, non-cash depreciation and amortization expense of $13.6 million and non-cash expense for employee stock awards of $4.5 million, an increase in accounts payable of $2.5 million due to an increase in invoices unpaid at the end of the year, an increase of $40.4 million in deferred income taxes, partially offset by an increase of $36.0 million in the valuation allowance on deferred income taxes.

Investing Activities

During the year ended March 31, 2026, net cash provided by investing activities consisted primarily of proceeds of $42.9 million related to the sale of the Ammunition Manufacturing Business and $0.5 million in proceeds from the sale of an equity investment, partially offset by $2.9 million in capitalized development costs related to our Marketplace.

During the year ended March 31, 2025, net cash used in investing activities consisted of $3.4 million related primarily to capitalized development costs related to our Marketplace.

Financing Activities

During the year ended March 31, 2026, net cash used in financing activities consisted of $3.0 million of preferred stock dividends paid, $1.0 million used to repurchase shares of common stock pursuant to our repurchase plan and $0.3 million used to repurchase common stock to cover taxes on share awards issued to employees.

During the year ended March 31, 2025, net cash used in financing activities consisted of $3.0 million of preferred stock dividends paid, $5.9 million used to repurchase shares of common stock pursuant to our repurchase plan (which included shares repurchased related to the Triton Settlement), and $0.7 million used to repurchase common stock to cover taxes on share awards issued to employees.

Off-Balance Sheet Arrangements

As of March 31, 2026 and 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

Critical Accounting Estimates

Our critical accounting estimates are included in our significant accounting policies as described in Note 2 of the consolidated financial statements included in Item 8, Financial Statements and Supplemental Data, of this report. Those consolidated financial statements were prepared in accordance with GAAP. Critical accounting estimates are those that we believe are most important to the portrayal of our financial condition and results of operations. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are evaluated on an ongoing basis and are drawn from historical operations, current trends, future business plans and other factors that management believes are relevant at the time our consolidated financial statements are prepared. Actual results may differ from our estimates. Management believes that the following accounting estimates reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

Assets Held for Sale and Discontinued Operations

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

The Board of Directors initiated a formal review of strategic alternatives for the Company's Ammunition segment during the year ended March 31, 2025. This review of strategic alternatives resulted in the decision to sell the Ammunition segment. Accordingly, we concluded the assets of the Ammunition segment met the criteria for classification as held for sale. We determined the ultimate disposal would represent a strategic shift that would have a major effect on our operations and financial results. As such, the results of the Ammunition segment are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented and the assets and liabilities of the Ammunition segment have been reflected as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets for all periods presented. The Company ceased depreciating and amortizing its long-lived assets for the Ammunition segment which primarily included intangible assets and property and equipment. On January 20, 2025, we entered into the Asset Purchase Agreement with the Buyer, pursuant to which the Buyer agreed to (i) acquire the Ammunition Manufacturing Business along with certain assets related to the Ammunition Manufacturing Business, and (ii) assume certain liabilities related to the Ammunition Manufacturing Business, for a gross purchase price of $75.0 million, subject to customary adjustments for estimated net working capital and real property costs and pro-rations The Transaction closed on April 18, 2025. The net proceeds totaled approximately $42.9 million. The assets acquired, and the liabilities assumed by the Buyer were those primarily related to the Ammunition Manufacturing Business, including the Ammunition Manufacturing Business’ dedicated manufacturing facility in Manitowoc, WI.

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

Allowance for Credit Losses

The allowance for credit losses is calculated as a percentage of trade receivables at the end of the reporting period, and is based on historical experience, with the change in such allowance being recorded as provision for credit losses in corporate general and administrative expense in the consolidated statement of operations. This calculation requires management judgment.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs, or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The qualitative assessment includes certain significant judgments including assessments of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit, and other relevant considerations impacting the reporting unit. If we elect to bypass the qualitative assessment, or if the qualitative assessment indicates that it is more likely than not that the fair value is less than the carrying amount, then we are required to perform a quantitative assessment for impairment. Under the quantitative goodwill impairment test, if the carrying amount exceeds its fair value, we record an impairment charge based on that difference, not exceeding the carrying amount of goodwill. To determine fair value, we apply the income approach, which uses management’s forecasts to estimate future net available cash flow. Significant judgments inherent in this analysis include, but are not limited to, estimates of future revenue, operating margins and long-term growth discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If actual results are materially lower than originally estimated, or if we experience significant, adverse changes to long-term growth rate or discount rate assumptions, it could result in a material impact on our consolidated financial statements in future periods. We conducted our annual impairment test of goodwill as of March 31, 2026 and 2025 and determined that no adjustment to the carrying value of goodwill was required.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification ("ASC") 718 – Compensation – Stock Compensation, which requires the recognition of the cost of employee, director and non-employee services received in exchange for an award of equity over the period the employee, director or non-employee is required to perform the services in exchange for the award. Stock-based compensation is measured based on the grant-date fair value of the award. Stock-based compensation for stock awards is recognized on a straight-line basis over the vesting periods and stock-based compensation for stock options is recognized using the accelerated recognition method. Forfeitures are recognized in the periods they occur. There were

809,777 and 1,269,106 shares of common stock issued to employees and members of the Board of Directors for services for the years ended March 31, 2026 and 2025, respectively.

Income Taxes

We file federal and state income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with ASC 740. The provision for income taxes includes federal, state, and local income taxes currently payable, and deferred taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable amounts in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. In accordance with ASC 740, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We measure recognized income tax positions at the largest amount that is greater than 50% likely of being realized. We reflect changes in recognition or measurement in the period in which the change in judgment occurs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financials are submitted as a separate section of this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with GAAP and includes those policies and procedures that (i) maintain records in reasonable detail that accurately and fairly reflect transactions and dispositions of assets (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) . Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because, as a smaller reporting company, we are not required to provide such an attestation pursuant to Section 404(b) of the Sarbanes Oxley Act. Our independent registered public accounting firm has not audited and does not express an opinion on the effectiveness of our internal control over financial reporting.

Management’s Remediation of Previously Identified Material Weaknesses

We are committed to maintaining a strong internal control environment. In connection with our annual report Form 10-K for the year ended March 31, 2025, we identified material weaknesses in the design and operation of our ICFR in the Control Environment, Control Activities, Information & Communication, and Monitoring components of the COSO framework related to the following areas:

Control Environment, Information and Communication, and Monitoring Activities - Under the COSO framework, the Board of Directors and senior management establish the tone at the top regarding the importance of internal controls and management reinforces expectations at the various levels of the company.

•
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

Control Activities– These material weaknesses in the control environment resulted in certain instances of inappropriate accounting decisions and inappropriate changes in accounting methodology and contributed to the following additional material weaknesses whereby we did not design, implement and maintain effective controls within certain business processes.

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

Throughout fiscal years 2025 and 2026, we completed the implementation and testing of the remediation measures designed to address these material weaknesses. These remediation actions taken to address the material weaknesses included the following:

Control Environment, Information and Communication, and Monitoring Activities:

•
Executive Communications to Reinforce Compliance – The Company’s CEO and other executives, at the direction of the Board of Directors, have reinforced the importance of adherence to the Company’s policies and procedures regarding ethics and compliance and the importance of identifying misconduct and raising and communicating concerns. This reinforcement has occurred through email communications, staff meetings, remarks given to senior management, as well as other employee forums, including mandatory ethics training.
•
Organizational Enhancements – The Company has completed implementation of several organizational enhancements as follows: (i) the identification and successful hiring of a Vice President of Accounting and External Reporting, who has the responsibility and authority to ensure that GAAP and accounting for complex or non-routine transactions that require specialized accounting are appropriately applied corporate-wide, (ii) the enhancement of the Company’s organizational structure over all finance functions and an increase in the Company’s accounting personnel with the requisite knowledge, experience, and training in GAAP to ensure that a formalized process for determining, documenting, communicating, implementing and monitoring controls over the period-end financial close and reporting processes is maintained and proper segregation exists between the preparer and reviewer for select transactions, and (iii) enhancement of accounting policies and procedures related to journal entries, invoice approval, account reconciliations and variance thresholds.
•
Related Party Transaction Policy – The Company utilized its new Related Party Transactions Policy to proactively identify transactions and improve disclosures. Guidance is provided by new corporate disclosure counsel with review/approval by the Audit Committee. The Related Party Transactions Policy was further reviewed and revised in fiscal year 2026.
•
Perquisites Policy – The Company utilized its Perquisites Policy to better define its perquisites disclosure requirements, perquisite identification, training, and employee compliance requirements.

Control Activities:

•
Significant and Unusual Transactions (Complex Technical Accounting) – The Company evaluated its practices related to significant non-recurring transactions and implemented improvements in those practices, including, (i) updating the process to address agreements with non-standard terms, including formalized review and approval, (ii) more formalized practices for assessing the need for utilization of a third-party expert for unusual or complex transactions, and (iii) the development of a more comprehensive review process and monitoring controls over significant transactions to ensure accurate accounting and the preparation of accounting memoranda.

•
Related Party Transaction Policy – In conjunction with the Related Party Transaction Policy the Company implemented formal documentation requirements to clearly evidence the process, criteria, and judgment applied in the identification of related parties, related party transactions and executive compensation, including support for management’s conclusion regarding disclosure requirements.
•
Financial Reporting – The Company enhanced its management review procedures through additional training of accounting staff, improved evidence of review through tick marks and screenshots to validate the completeness and accuracy of transactions and to clearly define and evidence the process used and criteria and judgment applied in performance of critical business activities.
•
Disclosure Committee – The Company established a formal disclosure committee that includes key members of management that have responsibility for disclosure information necessary for periodic reports filed with the SEC. This committee has met, and will continue to meet, on an as-needed basis as well as prior to the Audit Committee meeting in which a Form 10-K, Form 10-Q or other relevant Exchange Act document will be approved and will conduct follow-up meetings as necessary. The meetings cover all significant events from the period being reported upon and supporting information. A charter was created governing the conduct of this committee, a formal agenda is distributed prior to each meeting, and minutes are maintained for each meeting.

Based on the foregoing remediation measures and testing, management concluded that the previously identified material weaknesses have been remediated and that the Company’s internal control over financial reporting was effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth the name and position of each of our current executive officers as of June 21, 2026. All executive officers serve at the discretion of the Board.

Name	Title
Steve Urvan	Chief Executive Officer(1)
Paul Kasowski	Chief Financial Officer
Jordan Christensen	Chief Legal Officer, Corporate Secretary(2)

(1)
Mr. Urvan was appointed as Chief Executive Officer effective May 30, 2025.
(2)
Mr. Christensen was appointed as Chief Legal Officer effective June 1, 2025 and Corporate Secretary effective September 10, 2025.

Below is a discussion of the business experience of and certain other biographical information with respect to each of the executive officers identified in the table above.

Steve F. Urvan, age 59, was appointed as the Company’s Chief Executive Officer and Chairman of the Board effective May 30, 2025 and has been a director of the Company since April 2021. Mr. Urvan was employed by the Company from April 2021 through January 5, 2023 as the Chief Strategy Officer of GunBroker.com. Mr. Urvan is the Founder and has been the CEO of BitRail, a compliant payments infrastructure, since February 2018. Mr. Urvan founded GunBroker.com in 1999 and served as its CEO until the Company acquired it in April 2021. Mr. Urvan has spent nearly 30 years as an entrepreneur, advisor, and investor with a passion for building and growing companies across various industries, but always with a focus of technology as a core or enabler. Mr. Urvan remains active in other companies that he founded including Outdoors.com Digital Media, an outdoor lifestyle website, App Cohesion, an e-commerce technology platform, and Gemini Southern, a merchant bank.

Paul Kasowski, age 50, was appointed our Chief Financial Officer effective September 20, 2024. Prior to that, Mr. Kasowski served as the Chief Compliance and Transformation Officer when he joined the Company in January 2024. He brings extensive knowledge across finance, strategy, and transformation from his career leading value creation initiatives in both public and private companies. Prior to joining the Company, Mr. Kasowski held the role of SVP, Business Transformation for Kinder’s Seasonings & Sauces from 2022 to 2023 where he professionalized financial reporting and implemented margin improvement projects while building a winning culture for this high growth brand. He was CFO for Arizona Natural Resources, a privately owned manufacturer of premium beauty care products where he oversaw finance, accounting, IT, HR, planning, and sourcing from 2020 to 2021. Mr. Kasowski held the role of VP, Financial Planning & Analysis for Igloo Products Corp., a manufacturer of coolers and hydration products based in Katy, TX. From 2003 to 2019, he held progressing roles in finance, strategy and operations for Del Monte Foods and Ainsworth Pet Nutrition. He earned his M.S. in Supply Chain Management from Michigan State University, his MBA from Ohio University and his Bachelor of Science degree in Finance from Robert Morris University.

Jordan Christensen, age 39, has served as the Company’s Chief Legal Officer since June 1, 2025 and as Corporate Secretary since September 10, 2025. Mr. Christensen previously served as the Company’s General Counsel from June 2024 until his appointment as Chief Legal Officer. Prior to joining the Company, he served as Chief Legal Officer of Nxu, Inc. from June 2023 to June 2024. Earlier in his career, Mr. Christensen held legal roles with the Salt River Pima-Maricopa Indian Community from November 2015 to June 2023 and served as an Assistant Attorney General for the State of Arizona from June 2013 to November 2015. Through his consulting firm, WCAZ Law, PLLC, he has provided legal and business advisory services to numerous early-stage startup and microcap public companies since 2020. Mr. Christensen also serves as a Judge Pro Tempore for the Maricopa County Superior Court and has been a member of the Arizona State Bar Editorial Board since 2019. He received his J.D. from The Ohio State University

Moritz College of Law and M.B.A. from the University of Wisconsin. Mr. Christensen brings significant experience in corporate governance, public company reporting, and legal affairs.

Board of Directors

The following table sets forth the name, age and position of the directors currently serving on our Board of Directors:

Name	Age	Positions
Steve F. Urvan	59	Chief Executive Officer and Chairman
Houman Akhavan(1)	48	Director
David Douglas(2)	62	Director
Christos Tsentas	38	Director
Wayne Walker	67	Director

(1)
Mr. Akhavan was elected as a member of the Board of Directors effective August 29, 2025.
(2)
Mr. Douglas was elected as a member of the Board of Directors effective August 29, 2025.

Below is a discussion of the business experience of and certain other biographical information with respect to each of our directors.

Steve F. Urvan serves as our Chief Executive Officer and Chairman of the Board. His business experience is discussed above in "Executive Officers."

The Board of Directors determined that Mr. Urvan possesses attributes that qualify him to serve as a member of the Board, including his extensive experience building and leading GunBroker.com and his deep knowledge of the firearms and ammunitions industry via that leadership.

Houman Akhavan has been a director of the Company since August 2025. Mr. Akhavan is a seasoned e-commerce and digital marketing executive with over 25 years of experience leading growth and transformation across public and private companies. Since 2023, he has served as CEO of GCheck.com, a technology-driven provider in the pre-employment background check space, and sits on the Board of Directors at CDON Group (Nasdaq: CDON.ST), a leading Nordic online marketplace. From 2019-2023, Mr. Akhavan previously served as Chief Marketing Officer at CarParts.com (Nasdaq: PRTS), where he led major digital initiatives including platform consolidation, mobile-first transformation, and the implementation of scalable marketing infrastructure. Under his leadership, CarParts.com was recognized by Similarweb as the fastest-growing e-commerce site in the automotive aftermarket. Mr. Akhavan brings deep expertise in performance marketing, customer acquisition, online marketplaces, and digital strategy. Mr. Akhavan studied Computer Information Technology at Mt. Sierra College.

The Board of Directors determined that Mr. Akhavan possesses attributes that qualify him to serve as a member of the Board, including his public company board experience and extensive experience as an executive for public companies. The Board of Directors also determined that Mr. Akhavan's substantial knowledge and experience in e-commerce, performance marketing, customer acquisition, and online marketplaces brings a unique, accretive, and much-needed e-commerce perspective to the Board.

David Douglas has been a director of the Company since August 2025. Mr. Douglas is an experienced financial executive with over two decades of leadership across private and growth-stage companies, with a focus on manufacturing, consumer products, and defense-related industries. For over 10 years, he has served as Chief Financial Officer and a member of the Board of Directors at HUXWRX Safety Co. LLC, a manufacturer of safety and suppressor technologies designed for both commercial and defense applications. In this role, Mr. Douglas oversees all financial operations, including capital strategy, financial reporting, and compliance, while playing a key role in corporate governance and strategic planning. Prior to joining HUXWRX, Mr. Douglas held senior finance and strategy roles at multiple industrial and middle-market businesses, where he was responsible for executing turnaround strategies, optimizing operational performance, and leading capital raises. He began his career in investment banking and private equity, where he developed a strong foundation in capital markets, transaction structuring, and portfolio company oversight. Mr. Douglas holds a Master of Business Administration from The Wharton School at the University of Pennsylvania and a Bachelor of Arts in Economics from the University of Pennsylvania.

The Board of Directors determined that Mr. Douglas possesses attributes that qualify him to serve as a member of the Board, including his deep experience in financial leadership, operational strategy, and corporate governance. The Board also determined that Mr. Douglas’s extensive background in managing finance and compliance functions in growth-oriented companies, along with his current role as CFO and director of a mission-driven manufacturing business, will bring valuable insight and financial expertise to the Board.

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

Arrangements

On November 3, 2022, the Company entered into a Settlement Agreement (the “2022 Urvan Settlement Agreement”) with Mr. Urvan and Susan T. Lokey, pursuant to which the Company is obligated to include Messrs. Urvan, Tsentas and Walker (collectively, the "Urvan Group Directors") in its director candidates slate for each annual meeting of stockholders until 20 calendar days after the date of Mr. Urvan’s departure from the Board. In the event any Urvan Group Director ceases to be a director or is no longer able to serve as a director of the Company for any reason, Mr. Urvan is entitled to designate a candidate for replacement for such Urvan Group Director.

On May 21, 2025, the Company entered into a Settlement Agreement (the “2025 Settlement Agreement”), by and among the Company, Speedlight Group I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Speedlight”), Mr. Urvan, and the following persons, each of whom previously served on the Board of Directors: Richard R. Childress, Jared Smith, Fred W. Wagenhals and Russell Williams Wallace, Jr. (collectively, the “Legacy Directors”). The 2025 Settlement Agreement became effective as of 5:00 p.m. Eastern Time on May 30, 2025, pursuant to its terms (the “Settlement Effective Date”). As a result and pursuant to the Settlement

Agreement, effective as of the 2025 Settlement Effective Date, (i) Jared Smith resigned as a member of the Board of Directors and from his position as the Chief Executive Officer of the Company and as an officer or member of each of the Company’s direct and indirect subsidiaries and (ii) Mr. Urvan was appointed as the Chief Executive Officer of the Company and as the Chairman of the Board of Directors.

Except as set forth above, there are no agreements or understandings between our directors, executive officers or any other person pursuant to which they were selected as a director or an executive officer, as applicable. In addition, there are no family relationships between any of our directors and executive officers.

Company Policies

Committee Charters, Corporate Governance Guidelines, and Codes of Conduct and Ethics

The Board of Directors has adopted charters for the Audit, Compensation, and Nominations and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by the Board. The Board has also adopted Corporate Governance Guidelines, a Code of Conduct applicable to all of our employees and directors, and a Code of Ethics applicable to the Chief Executive Officer and senior financial officers, including our Chief Financial Officer and principal accounting officer.

We post on our website, at https://outdoorholding.com/governance/governance-documents/default.aspx, the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees, our Corporate Governance Guidelines, Code of Conduct, and Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and any amendments or waivers thereto, and any other corporate governance materials specified by SEC regulations. These documents are also available in print, without charge, to any stockholder requesting a copy in writing from our Corporate Secretary at the address of our executive offices.

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

Insider Trading Policy

We have adopted an insider trading policy (the “Insider Trading Policy”), which outlines the Company’s policies regarding the protection of material, non-public information, trading and tipping, as well as the expected standards of conduct of the Company’s directors, officers and employees with respect to such matters. Specifically, our Insider Trading Policy governs transactions in our securities by our directors, officers and employees and their respective immediate family members and prohibits trading in the securities of the Company at any time that an individual possesses material, non-public information. Additionally, directors, officers and certain restricted employees (as defined in the Insider Trading Policy) may only trade during the trading window set forth in the Insider Trading Policy and must provide notice of any proposed transaction to the Company’s Chief Financial Officer. The Insider Trading Policy also covers trading in call or put options involving the Company’s securities and other derivative securities as well as “short sales” of the Company’s securities. Pursuant to the Insider Trading Policy, officers, directors and restricted employees may not engage in such transactions without the prior approval of the Company’s Chief Financial Officer. While the Company is not subject to the Insider Trading Policy, we do not trade in our securities when in possession of material non-public information other than pursuant to previously adopted Rule 10b5-1 trading plans.

Audit Committee

The Company has a separately-designated standing audit committee. Members of the Audit Committee are Christos Tsentas, Houman Akhavan and David Douglas. Mr. Tsentas serves as Chair of the Audit Committee. The Board of Directors determined that Mr. Tsentas, whose background is detailed in director biographies above, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. Mr. Tsentas is independent as defined in the Nasdaq listing standards.

Clawback Recovery Analysis

Following the Company’s previously disclosed accounting restatement, the Compensation Committee conducted a review in accordance with the Company’s Compensation Recovery Policy to determine whether any incentive-based compensation received by current or former executive officers constituted erroneously awarded compensation subject to recovery. Based on its review, the Compensation Committee concluded that no such erroneously awarded compensation had been received and, accordingly, that no recovery or clawback action was required or necessary.

ITEM 11. EXECUTIVE COMPENSATION

Overview

The compensation program for our executive officers is administered by our Compensation Committee with Board oversight and approval. The intent of our compensation program is to align our executives’ interests with those of our stockholders, while providing reasonable and competitive compensation.

The purpose of this Executive Compensation discussion is to provide information about the material elements of compensation that we pay or award to, or that is earned by: (i) the individuals who served as our principal executive officer during fiscal year 2026; (ii) our two most highly compensated executive officers, other than the individuals who served as our principal executive officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of March 31, 2026, with compensation during fiscal year 2026 of $100,000 or more; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that such individuals were not serving as executive officers on March 31, 2026. We refer to these individuals as our “named executive officers.” For fiscal year 2026, our named executive officers and the positions in which they served are listed below:

•
Steve F. Urvan, our Chief Executive Officer;
•
Jared R. Smith, our former Chief Executive Officer;
•
Paul Kasowski, our Chief Financial Officer; and
•
Jordan Christensen, our Chief Legal Officer and Corporate Secretary.

Compensation Committee Overview

The purpose of the Compensation Committee includes determining, or when appropriate, recommending to the Board for determination, the compensation of our Chief Executive Officer and other executive officers and discharging the Board’s responsibilities relating to Company compensation programs in light of the goals and objectives of our compensation program for that year. As part of its responsibilities, the Compensation Committee evaluates the performance of our Chief Executive Officer and, together with our Chief Executive Officer, assesses the performance of our other executive officers. Although we do not target executive compensation to any peer group median, we strive to provide a compensation package that is competitive in the market and rewards each executive’s performance. The Compensation Committee recommends compensation packages for approval by the Board of Directors.

Executive Compensation Philosophy and Objectives

Our executive compensation program is designed to attract, retain and reward executive officers in alignment with our business objectives and long-term stockholder interests. For fiscal 2026, the material elements of our executive compensation program were base salary, cash bonuses, and equity-based compensation.

Compensation Program Objectives

We structure our executive compensation programs around three compensation elements: base salary; discretionary cash bonuses; and equity awards. We believe that the combination of these three elements allows the Company to attract, retain and reward executive officers in alignment with our business objectives and long-term stockholder interests. The discussion below describes the methodology the Compensation Committee used in determining why it believes each element of compensation is aligned with the interest of our stockholders. In determining the amounts to pay, the Compensation Committee considers each named executive officer’s performance of their responsibilities and duties, as well as the compensation for similar positions at comparable companies.

Base Salary

Base salaries provide a level of fixed compensation sufficient to attract and retain a high-quality leadership team, when considered in combination with the other components of our executive compensation program. The Compensation Committee reviews base salaries annually to ensure they are in line with industry standards and each individual's experience.

For fiscal 2026, the base salaries for Messrs. Urvan, Smith, Kasowski and Christensen were set at $1, $500,000, $325,000 and $400,000 respectively.

Cash Bonuses

Mr. Kasowski is eligible to receive an annual cash performance bonus in an amount up to 100% of his annual base salary, dependent on achieving Company and personal goals. Mr. Christensen is eligible to receive an annual cash performance bonus awarded in the sole discretion of the Board or as delegated by the Board to the Compensation Committee. Such bonuses are payable pursuant to the terms of the foregoing individuals' executive employment agreements and are approved by the Compensation Committee.

Notwithstanding the terms of the employment agreements of certain of our named executive officers, we paid discretionary cash bonuses to certain of our named executive officers from time to time in recognition of their contributions to the Company’s performance, the amounts of which are included in the “Bonus” column in the Summary Compensation Table below.

Equity Awards

We provide equity compensation to our named executive officers in order to further align their interests with those of our stockholders and to further focus our named executive officers on our long-term performance.

Awards of Common Stock

In recognition of their contributions to the Company's performance, and pursuant to their employment agreements, Messrs. Kasowski, and Christensen were granted 200,000 and 360,000 shares of common stock, respectively. Such shares vest in with quarterly installments of 25,000 shares for Mr. Kasowski and 45,000 shares for Mr. Christensen, in each case subject to his continued employment through the applicable vesting date. The number of shares of common stock granted pursuant to the named executive officers’ employment agreements are not subject to adjustment in the event of a stock split, stock dividend, re-capitalization or similar event unless such adjustment is expressly agreed upon by the Company and the executive.

In connection with his resignation, and pursuant to the terms of an executive separation agreement, Mr. Smith was awarded 259,998 shares of restricted common stock as of May 30, 2025.

Award of Options to Purchase Common Stock

Pursuant to the terms of his employment agreement, in July 2023, Mr. Smith was granted stock options to purchase 400,000 shares of common stock, 100,000 of which vested immediately and 300,000 of which were scheduled to vest in equal quarterly installments of 25,000 over three years beginning in the quarter ended September 30, 2023. As discussed in further detail below, in connection with his resignation and pursuant to the terms of an executive separation agreement, the vesting was accelerated by the Board effective May 30, 2025.

Stockholder Engagement

At our 2025 annual meeting of stockholders, approximately 94% of the votes cast were in favor of the proposal to approve, on an advisory basis, the compensation of our named executive officers. Based upon the results of such advisory vote and our review of our compensation policies and decisions, the Board and Compensation Committee believe that these policies and decisions are consistent with our compensation philosophy and objectives and align the interests of our named executive officers with the long-term goals of the Company. We value and continue to seek the feedback we receive from our stockholders in regard to our executive compensation practices.

Perquisites and Other Personal and Additional Benefits

The Company provides named executive officers with perquisites and other personal benefits that the Company believes are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. Attributed costs, if any, of the personal benefits for the named executive officers for the years ended March 31, 2026 and 2025 are included in the “All Other Compensation” column in the Summary Compensation Table.

We maintain broad-based benefits that are provided to all full-time employees, including medical, dental, group life insurance, accidental death and dismemberment insurance, long- and short-term disability insurance and a tax-qualified 401(k) plan. The Company subsidizes 100% of some executive officers’ health insurance premiums, when required by contract, whereas only a portion of non-executive employees’ premiums are subsidized by the Company. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"), so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. All of our 401(k) plan participants are eligible for employer matching contributions equal to 100% of the participant’s elective deferral contributions up to 3% of the participant’s compensation. Our 401(k) plan also permits us to make discretionary contributions, and all of our contributions are subject to established limits and a vesting schedule. We do not maintain any defined benefit pension plans or any non-qualified deferred compensation plans.

The Company also provides meals or reimbursement of meal expenses for named executive officers, as well as certain other miscellaneous expenses described in the footnotes to the Summary Compensation Table.

From time to time, the Company reimburses named executive officers for expenses related to marketing and business development activities, such as hunting trips with customers and suppliers.

Accounting and Tax Considerations

Section 162(m) of the Code generally disallows a tax deduction to public corporations for compensation of over $1,000,000 paid for any fiscal year to an individual who was a named executive officer. The Compensation Committee and the Board will continue to design compensation programs that are in the best long-term interests of the Company and our stockholders, with deductibility of compensation being one of a variety of considerations taken into account.

Risk Assessment of Compensation Policies and Practices

We have assessed the compensation policies and practices with respect to our employees, including our executive officers, and have concluded that they do not create risks that are reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table

The following table sets forth the compensation of our named executive officers for the years ended March 31, 2026 and 2025.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(1)	Non-Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation (3)		Total

Steve F. Urvan, Chief Executive Officer(4)	2026	$1	$-	$-	$-	$-	$177,167	(5)	$177,168
Jared R. Smith(6)	2026	$86,619	$-	$-	$-	$-	$1,066,972	(7)	$1,153,591
Former Chief Executive Officer	2025	$500,000	$175,000	$-	$-	$-	$40,739		$715,739
Paul Kasowski(8)	2026	$325,000	$325,000	$-	$313,750	$-	$25,145	(9)	$988,895
Chief Financial Officer	2025	$301,982	$113,750	$-	$150,000	$-	$18,586		$584,318
Jordan Christensen, Chief Legal Officer, Corporate Secretary(10)	2026	$387,503	$400,000	$-	$576,050	$-	$11,625	(11)	$1,375,178

(1)
The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(2)
The amounts in this column reflect the aggregate fair value of stock awards or options awards, as applicable, granted to our named executive officers during the applicable fiscal year, calculated in accordance with ASC

Topic 718, Stock Compensation ("ASC 718"). The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in this Form 10-K. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value received by our named executive officers.
(3)
The named executive officers participate in certain group life, health, hospitalization, and medical reimbursement plans, the costs of which are not disclosed in this column because such plans are available generally to salaried employees and do not discriminate in scope, terms, and operation.
(4)
Mr. Urvan was appointed Chief Executive Officer of the Company effective May 30, 2025. Information for fiscal 2025 is not included because Mr. Urvan was not a named executive officer during fiscal 2025.
(5)
This amount consists of (i) $16,142 of aggregate incremental costs related to Company-paid health and medical insurance premiums of Mr. Urvan and his family, (ii) $38,925 in cash compensation for Mr. Urvan's role as a member of the Board from April 1, 2025 to May 30, 2026 and (iii) $122,100 in aggregate fair value of stock awards issued to Mr. Urvan for his role as a member of the Board.
(6)
Mr. Smith served as Chief Executive Officer from July 24, 2023 to May 30, 2025.
(7)
This amount consists of (i) a $625,000 cash payment in connection with Mr. Smith's resignation (ii) $48,728 in incremental fair value, calculated in accordance with ASC 718, in connection with the acceleration of Mr. Smith's stock option to purchase 400,000 shares of common stock, (iii) $366,597 attributable to the 259,998 shares of restricted stock issued pursuant to Mr. Smith's separation agreement (iv) $6,619 in Company contributions to a 401(k) plan for the benefit of Mr. Smith and (v) $20,028 of aggregate incremental costs related to Company-paid health and medical insurance premiums of Mr. Smith and his family.
(8)
Mr. Kasowski was appointed Chief Financial Officer of the Company effective September 20, 2024.
(9)
This amount consists of (i) $7,934 in Company contributions to a 401(k) plan for the benefit of Mr. Kasowski and (ii) $17,211 of aggregate incremental costs related to Company-paid health and medical insurance premiums for Mr. Kasowski and his family.
(10)
Mr. Christensen was appointed Chief Legal Officer of the Company on June 1, 2025 and appointed Corporate Secretary of the Company on September 10, 2025. Information for 2025 is not included because Mr. Christensen was not a named executive officer during 2025.
(11)
This amount consists of $11,625 in Company contributions to a 401(k) plan for the benefit of Mr. Christensen.

Outstanding Equity Awards at Fiscal Year-end

The following table discloses information about unexercised options and unvested stock and equity incentive plan awards outstanding with respect to our named executive officers at March 31, 2026.

	Option Awards					Stock Awards
	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
	exercisable	unexercisable
Steve Urvan	-	-	-	$-	-	-	$-	30,000	$60,300
Jared R. Smith	400,000	-	-	$2.08	7/24/2034	-	$-	-	$-
Paul Kasowski	-	-	-	$-	-	-	$-	150,000	$301,500
Jordan Christensen	-	-	-	$-	-	-	$-	225,000	$452,250

Employment Agreements

We have entered into employment agreements with certain of our named executive officers, the material terms of which are set forth below.

Kasowski Employment Agreement

Effective as of September 20, 2024, the Company entered into an employment agreement with Paul Kasowski, which replaced and superseded his prior employment agreement, pursuant to which Mr. Kasowski agreed to serve as the Company's Chief Financial Officer for an initial two-year term, with up to two automatic one-year renewal periods unless terminated earlier in accordance with its terms.

Mr. Kasowski’s employment agreement provides that he will receive an annual base salary of $325,000 subject to annual increases in the sole discretion of the Compensation Committee. The agreement also provides that Mr. Kasowski is entitled to receive 25,000 shares of common stock each quarter. The Compensation Committee determined, as a matter of administrative efficiency, to grant the remaining shares due to Mr. Kasowski under his employment agreement in a single grant (subject to vesting provisions) after the shareholder approval of the Outdoor Holding Company 2025 Long-Term Inventive Plan. Mr. Kasowski was granted 175,000 shares of common stock on October 20, 2025, of which 25,000 shares shall vest each quarter for the remaining duration of Mr. Kasowski's employment agreement. Mr. Kasowski is also eligible to receive cash performance-based bonuses as determined in the sole discretion of the Compensation Committee from time to time. Mr. Kasowski’s employment agreement also contains confidentiality, non-competition, non-solicitation and non-disparagement provisions.

Christensen Employment Agreement

On May 1, 2025, the Company entered into an amended and restated employment agreement with Jordan Christensen, which replaced and superseded his prior employment agreement dated April 4, 2024, pursuant to which Mr. Christensen agreed to serve as the Company's Chief Legal Officer.

Mr. Christensen’s amended and restated employment agreement provides that he will receive an annual base salary of $400,000, subject to periodic review by the Board or the Compensation Committee. The agreement also provides for Mr. Christensen a restricted stock award of 360,000 shares of common stock, with a portion vesting upon grant and the remainder vesting in equal quarterly installments of 45,000 shares per quarter over the initial term of the agreement. In addition, Mr. Christensen is eligible to receive annual performance-based cash bonuses in the sole discretion of the Board. Pursuant to the terms of the agreement, Mr. Christensen is also entitled to participate in employee benefit plans, receive reimbursement for business expenses, and take paid time off in accordance with Company policy. The agreement has an initial term of 24 months, with automatic one-year renewal periods unless terminated earlier in accordance with its terms. The agreement further provides for severance and other payments upon certain qualifying terminations, including termination without cause or for good reason, as well as accelerated vesting of equity awards in specified circumstances, including upon a change in control (as further described below). The agreement also contains customary confidentiality, non-competition, non-solicitation, non-disparagement, and other restrictive covenant provisions.

Severance Payments under the Employment Agreements

In the event that the employment of Mr. Christensen or Mr. Kasowski is terminated by the Company without “cause” (as defined in each respective employment agreement) or by Mr. Christensen or Mr. Kasowski for “good reason” (as defined in each respective employment agreement), then Mr. Christensen or Mr. Kasowski, as applicable, will be entitled to receive a severance package which includes 12 months of base salary following the effective date of termination. In each case, such severance is subject to the applicable executive’s execution and delivery to the Company of a release of claims.

In the event that Mr. Christensen’s employment is terminated by the Company without “cause” or Mr. Christensen terminates his employment for “good reason”, in either case upon or within 12 months following the effective date of a “change in control” (as defined in the Outdoor Holding Company 2025 Long-Term Incentive Plan), Mr. Christensen will be entitled to receive a payment equal to 12 months of base salary following the effective date of termination, the accelerated vesting of the stock award granted pursuant to the employment agreement, a pro-rated target annual bonus through the date of termination and release from the non-competition covenant set forth in his employment agreement, in lieu of any other severance amounts, subject to his execution of a release of claims.

With respect to Mr. Christensen, the severance payments will be paid in accordance with the Company’s regular payroll practices, commencing with the first payroll period after the effective date of the release of claims and, subject to timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), payment of group health insurance premiums for a period of up to 12 months following the date of termination or until COBRA benefits otherwise end.

With respect to Mr. Kasowski, the severance payments will include salary and insurance benefits for a period of 12 months from the effective date of termination and 100% accelerated vesting of any shares and options, including any remaining unvested shares and options, which shall immediately become vested and issuable upon termination.

Smith Employment Agreement and Executive Separation Agreement

On December 15, 2022, the Company and Mr. Smith entered into an employment agreement, pursuant to which Mr. Smith served as our Chief Operating Officer.

On July 24, 2023, in connection with Mr. Smith’s appointment as Chief Executive Officer, the Company and Mr. Smith entered into an amended and restated employment agreement. The amended and restated employment agreement provided for an initial term of three years, with the Company having the right to extend the agreement for up to three additional one-year terms. Mr. Smith’s amended and restated employment agreement would be terminated automatically upon Mr. Smith’s death and could be terminated by either party with or without cause in accordance with state and federal law, or by the Company upon Mr. Smith’s disability, as defined in the amended and restated employment agreement. Mr. Smith’s amended and restated employment agreement provided for (i) an annual base salary of $500,000, subject to annual increases of up to 6% as determined in the discretion of the Board and subject to the recommendation of the Compensation Committee, (ii) 400,000 shares of common stock over the term of the agreement, vesting and issuable on a quarterly basis, and (iii) stock options to purchase 400,000 shares of common stock. Such options were to vest (i) 100,000 on July 24, 2023, and (ii) the remaining 300,000 in equal quarterly installments of 25,000 over three years beginning with the September 30, 2023 quarter, provided, in each case, that Mr. Smith remained in the continuous employ of the Company as of the end of each quarter. Mr. Smith was also eligible to earn an annual cash performance bonus in such amount, if any, as determined in the sole discretion of the Board and subject to the recommendation of the Compensation Committee, which bonus target is 100-125% of his annual salary.

Mr. Smith’s amended and restated employment agreement also includes confidentiality, non-competition, non-solicitation and non-disparagement provisions. The agreement provided that, for six months following the date of his termination, or 90 business days if Mr. Smith was terminated without cause upon a change in control (the “Restricted Period”), Mr. Smith was prohibited from, directly or indirectly, in any territory in which the Company operates, (i) engaging in, marketing, selling, or providing any products or services that are the same or similar to or otherwise competitive with the products and services sold or provided by the Company or (ii) owning, acquiring, or controlling any interest, financial or otherwise, in a third party or business or managing, participating in, consulting with, rendering services for or otherwise, any business, that in each case is engaged in selling or providing the same, similar or otherwise competitive services or products that the Company is selling or providing, other than ownership of 1% or less of the equity of a publicly traded company. Further, during the Restricted Period, Mr. Smith could not, directly or indirectly, (i) call on, solicit, or service, engage or contract with, or take any action that may interfere with, impair, subvert, disrupt, or alter the relationship, contractual or otherwise, between the Company and any current or prospective customer, supplier, distributor, agent, contractor, developer, service provider, licensor, licensee or other material business relation of the Company, (ii) divert or take away the business or patronage (with respect to products or services of the kind or type developed, produced, marketed, furnished, or sold by the Company) of any of the Company’s clients, customers, or accounts, or prospective clients, customers, or accounts, (iii) solicit, induce, recruit or encourage any employees or independent contractors of or consultants to the Company to terminate their relationship with the Company or take away or hire such employees, independent contractors or consultants, or (iv) attempt to do any of the foregoing.

On May 21, 2025, the Company entered into an executive separation agreement with Mr. Smith which became effective as of May 30, 2025. As a result, Mr. Smith’s amended and restated employment agreement terminated, except for certain customary surviving provisions. Pursuant to the executive separation agreement, Mr. Smith received certain separation benefits, including: (i) payment of all compensation and benefits to which Mr. Smith is legally entitled under his amended and restated employment agreement through May 21, 2025; (ii) a lump sum cash separation payment equal to $625,000 (an amount equal to 15 months of Mr. Smith’s annual base salary); (iii) reimbursement for all reimbursable expenses due to Mr. Smith under the amended and restated employment agreement as of May 30, 2025; and (iv) a lump sum payment equal to the value of Mr. Smith’s accrued and unused vacation and paid time off balance as of May 30, 2025. The Company also agreed to pay premiums for extended health insurance coverage under COBRA for a period of 12 months for Mr. Smith and his family, or until Mr. Smith’s coverage otherwise terminated in accordance with COBRA or on account of Mr. Smith’s eligibility to receive coverage under a subsequent employer’s program.

Pursuant to the executive separation agreement, Mr. Smith was permitted to retain 100% of his nonqualified stock options and shares of common stock, including any remaining unvested shares and options, which immediately became vested and exercisable as of May 30, 2025, subject to the terms and conditions of the 2017 Equity Incentive Plan (the “2017 Plan”) and any applicable award documentation with respect to such options, which terms and conditions include exercisability of the options for up to ten years after the original issuance date.

Pension Benefits

We do not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Director Compensation

The following table sets forth, for the year ended March 31, 2026, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our directors, who are not officers and who served during the year ended March 31, 2026.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Total ($)
Houman Akhavan	$50,217	$91,800	$-	$142,017
Richard Childress	69,658	30,285	-	99,943
David Douglas	49,674	91,800	-	141,474
Randy Luth	106,613	30,285	-	136,898
Jared Smith	-	-	-	-
Christos Tsentas	155,199	122,100	-	277,299
Steve Urvan(3)	38,925	122,100	-	161,025
Rusty Wallace	94,052	30,285	-	124,337
Wayne Walker	187,700	122,100	-	309,800
(1)
The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(2)
The amounts in this column reflect the aggregate fair value of the stock awards granted to our directors during the fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718, Compensation, Stock Compensation. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by the directors from their stock awards. None of our directors held any unvested stock awards or option awards as of March 31, 2026.
(3)
The amounts in this row are also reported in the "All Other Compensation" column of the Summary Compensation Table above. Mr. Urvan's cash board payments were paid during the part of the fiscal year before he became the Chief Executive Officer and became ineligible for non-employee director cash compensation.

In October 2025, our Board adopted an annual compensation policy as it relates to our directors to provide annual cash retainers (paid in quarterly installments) for each non-employee director as follows:

Annual Cash Retainer Fee
Non-Employee Director	$60,000
Audit Committee Chair	15,000
Compensation Committee Chair	15,000
Nominations and Corporate Governance Chair	15,000
Audit Committee Member (Non-Chair)	10,000
Compensation Committee Member (Non-Chair)	10,000
Nominations and Corporate Governance Member (Non-Chair)	$10,000

In addition to the cash compensation described above, the director compensation policy provides that, following election at each annual meeting of stockholders of the Company, each non-employee director serving on the Board is entitled to receive an award of 60,000 restricted shares of common stock under the under the Outdoor Holding Company 2025 Long-Term Incentive Plan (or any successor equity incentive plan then in effect). Such shares vest in quarterly installments, with 25% of the shares vesting on November 15, February 15, May 15, and August 15 of the applicable year, provided that the director is providing services to the Company through the applicable vesting date. Any unvested director shares will be forfeited in the event that the director’s service on the Board terminates, except upon a termination due to death or total and permanent disability, in which case all unvested shares shall immediately become vested in full. We also reimburse each director for reasonable travel expenses related to such director’s attendance at board and committee meetings.

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
•
each member of our Board of Directors;
•
each of our named executive officers with respect to the year ended March 31, 2026; and
•
all of our directors and current executive officers as of June 15, 2026, as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under such rules, an individual or entity is generally deemed to beneficially own any shares as to which the individual or entity has sole or shared voting or investment power, including any shares that the individual or entity has the right to acquire within 60 days of June 15, 2026 through the exercise of any stock options or other rights. Except as indicated in the footnotes below, we believe, based on the information furnished or available to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to community property laws where applicable.

The applicable percentage ownership is based on 116,163,494 shares of common stock outstanding at June 15, 2026, which includes unvested shares of restricted stock.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number	Percentage

5% Stockholders
Kanen Wealth Management LLC(2) 6810 Lyons Technology Circle, Suite 160 Coconut Creek, Florida 33073	11,494,006	9.9%

BlackRock, Inc.(3) 50 Hudson Yards New York, NY 10001	6,385,721	5.5%

Steve F. Urvan(4) 7491 N Federal Highway STE C5 PMB 379 Boca Raton, FL 33487	24,358,366	19.8%
Directors
Houman Akhavan	45,000	*
David Douglas	45,000	*
Christos Tsentas	176,413	*
Wayne Walker	176,413	*
Named Executive Officers
Steve F. Urvan(4)	24,358,366	19.8%
Jared R. Smith(5)	1,018,491	*
Jordan Christensen	165,801	*
Paul Kasowski	135,970	*
All directors and officers as a group (8 persons)	25,102,963	20.4%

* Percentage of shares does not exceed 1%.

(1)
Except as otherwise indicated, the address of each beneficial owner listed is c/o Outdoor Holding Company, 1100 Circle 75 Pkwy, Suite 1300, Atlanta, GA 30339.
(2)
Amount reported is based on the Schedule 13G filed with the SEC on November 12, 2025 by Kanen Wealth Management LLC (“KWM”) on its own behalf and on behalf of certain affiliates. The filing reports that KWM is the beneficial owner of and has shared dispositive power with respect to 11,494,006 shares of common stock and has shared voting power with respect to 11,494,006 shares of common stock.
(3)
Amount reported is based on the Schedule 13G filed with the SEC on November 8, 2024 by BlackRock, Inc. (“BlackRock”). The filing reports that BlackRock is the beneficial owner of and has sole dispositive power with respect to 6,385,721 shares of common stock and has sole voting power with respect to 6,291,564 shares of common stock.
(4)
Includes (i) 7,000,000 shares underlying a warrant held by GDI Air III LLC (“GDI Air”), which warrant is exercisable within 60 days of June 15, 2026, and (ii) 17,222,857 shares held by UFO LLC (“UFO”) and 135,509 shares held by Steve Urvan. GDI Air is a single-member limited liability company whose sole member is UFO. UFO is a single-member limited liability company whose sole member is the 50 X 50 Trust, a Nevada irrevocable domestic asset protection trust of which Mr. Urvan is the grantor, investment trust adviser, and a discretionary beneficiary. Mr. Urvan serves as a manager of UFO and, in such capacity, has sole voting and dispositive power over the shares owned or controlled by UFO.
(5)
Includes 400,000 shares underlying a stock option granted on July 24, 2023, which is fully vested and exercisable within 60 days of June 15, 2026.

Change-in-Control

There are no arrangements currently in effect, the operation of which may at a subsequent date result in a change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of March 31, 2026 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2025 Long-Term Incentive Plan	-	-	9,139,278
2017 Equity Incentive Plan(1)	400,000	$2.08	—
Total	400,000	-	9,139,278
(1)
In October 2017, our Board of Directors approved the 2017 Plan. The 2017 Plan initially permitted the issuance of equity-based instruments covering up to a total of 485,000 shares of common stock. Our Board of Directors and stockholders approved an increase of 4,515,000 shares in October 2020, an additional increase of 1,000,000 shares in March 2023, and an additional increase of 3,000,000 shares in February 2024, bringing the total shares allowed under the 2017 Plan to 9,000,000. The 2017 Plan was terminated with respect to future awards on August 29, 2025 and was replaced by the 2025 Long-Term Incentive Plan.

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

Transactions with Related Parties

The following is a description of each transaction since April 1, 2024 and each currently proposed transaction in which:

•
we have been or are to be a participant;
•
the amount involved exceeds the lesser of (x) $120,000 in the aggregate or (y) one percent of the average of the Company's total assets at year-end for the last two completed fiscal years; and
•
any related person had or will have a direct or indirect material interest.

Transactions Involving Steve Urvan

Steve Urvan, our Chief Executive Officer and Chairman of the Board, owns or controls approximately 19.8% of our common stock as of the date of this Form 10-K.

Gemini Accounts Receivable

Through our acquisition of Gemini Direct Investments, LLC ("Gemini") in 2021, a related party relationship was created through Mr. Urvan, then a director and now our Chairman of the Board and Chief Executive Officer, by virtue of his ownership of entities that provided services to Gemini. There was $201,646 included in our accounts receivable at September 30, 2025 from entities owned by Mr. Urvan. During the three months ended December 31, 2025, the Company determined that these amounts were uncollectible after evaluating the age of the receivables, historical collection experience, incomplete billing records, and the financial condition and operating history of the related entities. As a result, the $201,646 included in our accounts receivable was written off against the Company's reserve for credit losses. The determination of uncollectibility and the related write-off were reviewed and approved by the Company's Audit Committee, and Mr. Urvan did not participate in the review or approval of such determination and the related write-off.

The 2025 Urvan Settlement Agreement

On May 21, 2025, we entered into the 2025 Settlement Agreement. The 2025 Settlement Agreement became effective as of the Settlement Effective Date. As a result and pursuant to the 2025 Settlement Agreement, effective as of the Settlement Effective Date, (i) Jared Smith resigned as a member of the Board of Directors and from his position as the Chief Executive Officer of the Company and as an officer or member of each of the Company’s direct and indirect subsidiaries and (ii) Mr. Urvan was appointed as the Chief Executive Officer of the Company and as the Chairman of the Board of Directors. In addition, in accordance with the 2025 Settlement Agreement, on June 3, 2025, the Company, Speedlight, Mr. Urvan and the Legacy Directors filed a Stipulation of Voluntary Dismissal With Prejudice dismissing, with prejudice, all claims asserted in the Delaware Litigation.

As partial consideration for the settlement, on the Settlement Effective Date, the Company issued to an affiliated designee of Mr. Urvan, GDI Air, LLC, the Warrant to purchase 7.0 million shares of common stock. GDI Air is a single-member limited liability company whose sole member is UFO, LLC ("UFO"). UFO is a single-member limited liability company whose sole member is the 50 X 50 Trust, a Nevada irrevocable domestic asset protection trust of which Mr. Urvan is the grantor, investment trust adviser, and a discretionary beneficiary. Mr. Urvan serves as a manager of UFO and, in such capacity, has sole voting and dispositive power over the shares owned or controlled by UFO. The Warrant has a five-year term and an exercise price of $1.81 per share. Pursuant to the terms of the Warrant, the Warrant is exercisable at the holder’s discretion, in whole or in part, on or after the six-month anniversary of the Settlement Effective Date, subject to certain accelerated vesting in certain circumstances.

In addition to the Warrant, we issued to an affiliated designee of Mr. Urvan, (i) Note 1, an unsecured promissory note in a principal amount of $12.0 million and (ii) Note 2, an unsecured promissory note in a principal amount of $39.0 million. Note 1 bears interest at 6.50% per annum (subject to a 2.00% increase during an event of default), which interest is payable to the holder annually on the anniversary of the Settlement Effective Date, beginning on the first anniversary of the Settlement Effective Date (each interest payment due date, an “Interest Payment Date”). Note 2 bore interest at a rate per annum equal to the applicable federal rate for long-term loans in effect on the Settlement Effective Date (subject to a 2.00% increase during an event of default), which was payable to the holder annually on the Interest Payment Date.

The unpaid principal balance of Note 1 and all accrued and unpaid interest thereon is due on the 12th anniversary of the Settlement Effective Date. Pursuant to the terms of Note 1, the Company is required to make annual prepayments of $1.0 million (inclusive of accrued and unpaid interest then due and payable) to the holder on each Interest Payment Date. The Company has the right to prepay all or any part of the principal or interest of the Note without penalty.

With respect to Note 2, the Company also had the option, at any time prior to the first anniversary of the Settlement Effective Date, to prepay all, but not less than all, of the then-outstanding principal amount of Note 2 and accrued and unpaid interest thereon in exchange for the issuance of the Additional Warrant to purchase 13.0 million shares of common stock. On September 17, 2025, the independent and disinterested members of the Board of Directors approved the exercise of the Prepayment Option, and the Company issued the Additional Warrant to Mr. Urvan’s affiliated designee. Upon issuance of the Additional Warrant, all remaining obligations under Note 2 were deemed satisfied with the same force and effect as a prepayment of all principal and accrued and unpaid interest under Note 2. The Additional Warrant has a five-year term and an exercise price of $1.00 per share. Pursuant to the terms of the Additional Warrant, the Additional Warrant is exercisable at the holder’s discretion, in whole or in part, on or after September 17, 2026, subject to accelerated vesting in certain circumstances. Except with respect to the exercise price and the vesting date, the terms of the Additional Warrant and the Warrant are substantially similar.

Letter of Credit

On July 26, 2023, we obtained a $1.6 million letter of credit with The Northern Trust Company (“Northern Trust”) for collateral for a bond related to a judgment assessed to GunBroker. Effective July 12, 2024, our $1.6 million letter of credit with Northern Trust was extended until July 26, 2025. Effective July 7, 2025 the letter of credit was moved to Sunflower Bank with an expiration date of July 7, 2026. The term of the letter of credit is twelve months and includes interest of approximately 4%. Per the terms of the merger agreement with Gemini, Mr. Urvan was required to indemnify the Company with respect to any losses related to the underlying judgment against GunBroker if the appeal was unsuccessful. Pursuant to the terms of the 2025 Settlement Agreement, the losses related to the judgment are no longer indemnified by Mr. Urvan.

Triton Settlement Agreement Payment

On June 24, 2024, we entered into a Confidential Settlement Agreement and Mutual General Release (the “Triton Settlement Agreement”) with Triton Value Partners, LLC, Donald Gasgarth, Paul Freischlag, Jr., Jeff Zwitter (the “Plaintiffs”), and Steven Urvan and TVP Investments LLC (the “Urvan Defendants”) and GunBroker.com, LLC, IA TECH, LLC, and GB Investments, Inc. (the “GunBroker Defendants,” and collectively with the Urvan Defendants, the “Defendants”) to fully resolve and settle all disputes and claims related to the litigation between the Defendants and Plaintiffs captioned Triton Value Partners, LLC et al. v. TVP Investments, LLC et al., Cobb County Superior Court, CAFN 18104869 (the “Triton Action”). Pursuant to the Triton Settlement Agreement, the GunBroker Defendants agreed to pay the Plaintiffs $8,000,000 (the “Settlement Amount”) in a single lump sum payment. The Company agreed to tender the Settlement Amount to an escrow agent on behalf of the GunBroker Defendants within 45 days of the Triton Settlement Agreement’s execution.

In connection with the merger agreement with Gemini, on April 30, 2021, the Company and Mr. Urvan entered into a Pledge and Escrow Agreement (the “Pledge and Escrow Agreement”), pursuant to which Mr. Urvan pledged common stock in the amount of $2.8 million, a portion of which were sent to the Company’s transfer agent for cancellation on September 30, 2024. Pursuant to the Triton Settlement Agreement, each of the Plaintiffs and the Defendants provided mutual releases of all claims as of June 24, 2024, arising from any allegations set forth in the Triton Action. Upon the cancellation of the pledged securities on September 30, 2024, the parties’ payment obligations under the Triton Settlement Agreement were complete.

As a result of the contingency recognized for the Triton Settlement Agreement, we had recorded a receivable of $4,800,000. During the year ended March 31, 2025, we recognized the value of shares returned to the Company in lieu of the settlement payment. As of March 31, 2025, Mr. Urvan transferred the shares to the Company and they have been reclassified to treasury stock.

Tenor Litigation

Pursuant to the merger agreement with Gemini, Mr. Urvan was granted sole and exclusive control over the prosecution, defense and settlement of certain designated litigation matters, including the litigation captioned GunBroker.com, LLC v. Tenor Capital Partners, No. 1:20-CV-00613 (N.D. GA.) (the "Tenor Litigation"), and the right to receive any amounts recovered by or awarded to the Company with respect to such matters. In addition, the merger agreement with Gemini required Mr. Urvan to indemnify, defend, hold harmless and reimburse the Company with respect to designated matters, including the Tenor Litigation. Subsequently, pursuant to the 2025 Settlement Agreement, the Company released Mr. Urvan from certain of these indemnification, defense and hold harmless obligations under the merger agreement. In April 2026, the United States Court of Appeals for the Eleventh Circuit reversed the district court's grant of summary judgment on a breach of fiduciary duty claim asserted by GunBroker in the Tenor Litigation and remanded that claim for further proceedings.

In June 2026, the Company and its subsidiary Speedlight Group I, LLC entered into a side letter agreement with Mr. Urvan confirming his right to control the prosecution, defense, and settlement of the Tenor Litigation was not extinguished by the 2025 Settlement Agreement and clarifying that, consistent with the intent of the merger agreement and the 2025 Settlement Agreement, (i) Mr. Urvan is solely responsible for all costs, fees and expenses incurred in connection with the prosecution, defense and settlement of the Tenor Litigation, (ii) the Company has no obligation to fund, advance, reimburse or indemnify any cost, expense or liability arising from or related to the Tenor Litigation, and (iii) Mr. Urvan may not settle the Tenor Litigation on terms that would result in any obligation or restriction binding upon the Company or its subsidiaries without the prior written consent of the independent and disinterested members of the Board of Directors. The side letter does not amend the merger agreement with Gemini or the 2025 Settlement Agreement and does not revive or reinstate any indemnification or similar obligations of Mr. Urvan that were released pursuant to the 2025 Settlement Agreement. If Mr. Urvan determines to pursue a damage claim for breach of fiduciary duty in the full amount permitted by applicable law, such amount is likely to exceed the $120,000 disclosure threshold of Item 404 of Regulation S-K. The side letter was reviewed and approved by the Company's Audit Committee.

Director Independence

Nasdaq rules require that a majority of the members of our Board of Directors be independent directors. The independence rules include a series of objective tests, including that the director is not employed by the Company and has not engaged in various types of business dealings with the Company. In addition, our Board of Directors is required to make a subjective determination as to each independent director that no relationships exist that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon these standards and the consideration of the information and the transactions and relationships discussed above, our Board of Directors determined that Houman Akhavan, David Douglas, Christos Tsentas and Wayne Walker are independent, and that Steve Urvan is not independent under such standards. In making such determinations, the Board of Directors considered transactions and relationships between each non-employee director and the Company, if any, that would require disclosure pursuant to Item 404 of Regulation S-K under the Securities Act.

Each director who served on a committee during the fiscal year ended March 31, 2026 was independent under the Nasdaq independence standards for service on the applicable committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF of Texas, PC ("PKF") served as the Company’s independent registered public accounting firm from April 8, 2021 to July 2, 2025. On July 2, 2025, the Audit Committee of the Board of Directors of Outdoor Holding Company approved the replacement of PKF as the Company’s independent registered public accounting firm, due to the acquisition of certain assets of PKF by WithumSmith+Brown, PC (“Withum”) effective July 2, 2025. Withum has served as the Company's independent registered public accounting firm from July 2, 2025 to present.

The following table presents the fees billed by Withum (which includes fees from PKF prior to its acquisition by Withum) for its services during the Company’s last two fiscal years.

	2026	2025(1)
Audit Fees	$454,236	$935,827
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	1,498,708
	$454,236	$2,434,535
(1)
Amounts include invoices received late for services provided in fiscal year 2025, but paid in 2026.

It is our policy to engage the principal accounting firm to conduct the audit of the Company’s financial statements and to confirm, prior to such engagement, that such principal accounting firm is independent of the Company to the extent required by SEC rules and regulations. All services of the principal accounting firm reflected above were approved by the Board.

“Audit Fees” consist of fees incurred for professional services for the audit of our financial statements and restated financial statements and review of our interim consolidated financial statements included in quarterly reports and other services normally provided in connection with statutory and regulatory filings.

“Audit-Related Fees” consist of fees incurred for other attestation engagements and consultations regarding financial accounting and reporting matters.

“All Other Fees” consist of legal fees incurred by PKF in connection with the investigation conducted pursuant to Section 10A of the Exchange Act and the SEC Investigation, which fees were reimbursed by the Company pursuant to indemnification provisions in the engagement agreement with PKF.

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

Our Audit Committee requires that our independent registered public accounting firm, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided above under the caption “All Other Fees” were approved by the Board or by our Audit Committee pursuant to our Audit Committee’s pre-approval policies.

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

		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1#	Agreement and Plan of Merger, dated April 30, 2021, by and among Outdoor Holding Company, SpeedLight Group I, LLC, Gemini Direct Investments, LLC and Steven F. Urvan.	8-K	2.1	05/06/2021
2.2.1#†	Asset Purchase Agreement, dated January 20, 2025, by and among OHC Technologies, Inc., Enlight Group II, LLC, Firelight Group I, LLC, Outdoor Holding Company and Olin Winchester, LLC.	8-K	2.1	04/18/2025
2.2.2	First Amendment to the Asset Purchase Agreement, dated April 18, 2025 by and among OHC Technologies, Inc., Enlight Group II, LLC, Firelight Group I, LLC, Outdoor Holding Company and Olin Winchester, LLC.	8-K	2.2	04/18/2025
3.1	Amended and Restated Certificate of Incorporation, as amended through April 21, 2025.	10-K	3.1	6/16/2025
3.2	Certificate of Designations with respect to the 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share, dated May 18, 2021.	8-K	3.1	5/21/2021
3.3	Bylaws.	8-K	3.03	02/09/2017
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.1	6/16/2025
4.3.1	Form of Warrant in connection with Settlement Agreement.	8-K	10.2	05/28/2025
4.3.2	Form of Additional Warrant in connection with Settlement Agreement.	8-K	10.3	05/28/2025
10.1+	2017 Equity Incentive Plan, as amended.	S-8	4.1	03/30/2023
10.2+	Form of Stock Option Award Agreement under the 2017 Equity Incentive Plan.	S-8	4.2	10/25/2017
10.3+	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan.	S-8	4.3	10/25/2017
10.4+	Form of Stock Unit Award Agreement under the 2017 Equity Incentive Plan.	S-8	4.4	10/25/2017
10.5+	Outdoor Holding Company 2025 Long-Term Incentive Plan	S-8	99.1	10/24/2025
10.6+	Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Outdoor Holding Company 2025 Long-Term Incentive Plan.	10-Q	10.2	11/10/2025
10.7+	Form of Restricted Stock Award Agreement (Employees) under the Outdoor Holding Company 2025 Long-Term Incentive Plan.	10-Q	10.3	11/10/2025
10.8+	Form of Time-Based Restricted Stock Unit Award Agreement under the Outdoor Holding Company 2025 Long-Term Incentive Plan.	10-Q	10.4	11/10/2025
10.9+	Form of Performance-Based Restricted Stock Unit Award Agreement under the Outdoor Holding Company 2025 Long-Term Incentive Plan.	10-Q	10.5	11/10/2025

10.10+	Executive Separation Agreement dated March 14, 2025, by and between AMMO, Inc. and Anthony Tate.	10-K	10.1	6/16/2025
10.11+	Executive Separation Agreement, dated April 8, 2025, by and between Outdoor Holding Company and Fred W. Wagenhals.	8-K	10.1	04/08/2025
10.12+	Executive Separation Agreement, dated May 21, 2025, by and between Outdoor Holding Company and Jared Smith.	8-K	10.7	05/28/2025
10.13.1	Voting Rights Agreement, dated April 30, 2021, by and between Outdoor Holding Company and Steven F. Urvan.	8-K	10.2	05/06/2021
10.13.2	Standstill Agreement, dated April 30, 2021, by and between Outdoor Holding Company and Steven F. Urvan.	8-K	10.3	05/06/2021
10.13.3	Investor Rights Agreement, dated April 30, 2021, by and between Outdoor Holding Company and Steven F. Urvan.	8-K	10.4	05/06/2021
10.14.1	Settlement Agreement, by and among Outdoor Holding Company, Steven F. Urvan and Susan T. Lokey, dated November 3, 2022.	8-K	10.1	11/07/2022
10.14.2	Amendment to Settlement Agreement, by and among Outdoor Holding Company, Steven F. Urvan and Susan T. Lokey, dated November 21, 2022.	8-K	10.1	11/22/2022
10.14.3	Amendment No. 2 to Settlement Agreement, dated May 21, 2025, by and between Outdoor Holding Company, Steven F. Urvan and Susan T. Lokey.	8-K	10.6	05/28/2025
10.15	Settlement Agreement, dated May 21, 2025, by and among Outdoor Holding Company, Speedlight Group I, LLC, Richard R. Childress, Jared Smith, Steven F. Urvan, Fred W. Wagenhals, and Russell Williams Wallace, Jr.	8-K/A	10.1	05/30/2025
10.16.1#	Loan and Security Agreement by and between Outdoor Holding Company, other borrowers party to the Agreement and Sunflower Bank, N.A.	8-K	10.1	01/05/2024
10.16.2	Amendment to Loan and Security Agreement, dated December 31, 2024, by and among Outdoor Holding Company and Sunflower Bank, N.A.	10-K/A	10.20.2	05/20/2025
10.16.3	Consent and Second Amendment to Loan and Security Agreement, dated April 18, 2025, by and among Outdoor Holding Company and Sunflower Bank, N.A.	8-K	10.1	04/18/2025
10.16.4	Third Amendment to Loan and Security Agreement, dated May 13, 2025, by and among Outdoor Holding Company and Sunflower Bank, N. A.	8-K	10.1	05/19/2025
10.17	Letter of Credit, dated July 15, 2025, by and between Outdoors Online and Sunflower Bank				X
10.18.1	Form of Note 1 in connection with Settlement Agreement.	8-K	10.4	05/28/2025
10.18.2	Form of Note 2 in connection with Settlement Agreement.	8-K	10.5	05/28/2025
10.19+	Amended and Restated Employment Agreement, dated May 1, 2025, by and between Outdoor Holding Company and Jordan Christensen.				X
10.20+	Employment Agreement, dated September 20, 2024, by and between Outdoor Holding Company and Paul Kasowski.				X
10.21	Letter of Credit, dated July 26, 2023, by and between Outdoors Holding Company and Northern Trust	10-K/A	10.21	05/20/2025
14.1	Code of Conduct				X
19.1	Insider Trading Policy				X
21.1	Subsidiaries of the Company.				X
23.1	Consent of WithumSmith+Brown, PC Independent Registered Accounting Firm.				X
23.2	Consent of Pannell Kerr Forster of Texas, P.C. Independent Registered Accounting Firm.				X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Outdoor Holding Company Nasdaq Executive Compensation Recovery Policy.	10-K/A	97.1	05/20/2025
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101				X

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

Outdoor Holding Company

	By:	/s/ Steven F. Urvan
Date: June 21, 2026		Steven F. Urvan, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul J. Kasowski
Date: June 21, 2026		Paul J. Kasowski, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven F. Urvan	Chief Executive Officer and Director (Principal Executive Officer)	June 21, 2026
Steven F. Urvan

/s/ Paul J. Kasowski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 21, 2026
Paul J. Kasowski

/s/ Houman Akhavan	Director	June 21, 2026
Houman Akhavan

/s/ David Douglas	Director	June 21, 2026
David Douglas

/s/ Christos Tsentas	Director	June 21, 2026
Christos Tsentas

/s/ Wayne Walker	Director	June 21, 2026
Wayne Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Outdoor Holding Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Outdoor Holding Company and Subsidiaries (collectively, the “Company”) as of March 31, 2026, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2026, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026, and the results of their operations and their cash flows for the year ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended March 31, 2025 were audited by PANNELL KERR FORSTER OF TEXAS, P.C. who joined WithumSmith+Brown, PC on June 1, 2025, and rendered their opinion on such statements on June 1, 2025.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Settlement-Related Warrants, Debt Instruments, and Subsequent Extinguishment - Refer to Note 9 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company entered into a settlement agreement with a related party that resulted in the issuance of debt instruments and equity-linked warrants, as well as the subsequent extinguishment of $39.0 million of debt through the issuance of warrants. The accounting for this transaction involved multiple complex and interrelated elements, including (i) the initial recognition and measurement of the debt instruments and warrants issued in connection with the settlement, (ii) the evaluation of embedded features and classification of warrants as equity, and (iii) the accounting for the extinguishment of the debt.

Auditing this transaction required especially challenging judgment due to the complexity of the contractual terms, and the involvement of a related party. Significant auditor judgment was required in evaluating (i) whether the related instruments issued in the settlement were appropriately identified as freestanding financial instruments and measured at fair value at inception, (ii) whether embedded features required bifurcation or qualified for equity classification, and (iii) whether the extinguishment of the $39.0 million note and related issuance of warrants were recognized and measured in accordance with applicable accounting guidance.

Given the complexity of the transaction structure and the subjectivity involved in applying the relevant accounting guidance and evaluating management’s judgments, auditing these areas involved especially subjective auditor judgment, which led us to determine that this matter is a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to this critical audit matter included the following, among others:

•
Obtained and evaluated the settlement agreement and supporting documentation to understand the structure of the transaction, including the issuance of Notes and warrants. We evaluated management’s technical accounting analysis, including the application of the relevant accounting literature.
•
Evaluated the initial recognition for the debt and warrants, including testing fair values at inception and recalculating debt discounts and the allocation of consideration with the assistance of an auditor-engaged valuation specialist.
•
Assessed embedded features to determine whether bifurcation was required and evaluated the classification of the warrants under relevant accounting guidance.
•
Evaluated the accounting for extinguishment of Note 2 by evaluating management’s technical accounting analysis, including the application of the relevant accounting literature.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

San Francisco, California

June 21, 2026

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Outdoor Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Outdoor Holding Company and Subsidiaries (the “Company”) as of March 31, 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations for the year then ended in conformity with U. S. Generally Accepted Accounting Principles.

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

Houston, Texas

June 16, 2025

PCAOB ID Number 342

OUTDOOR HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	March 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$68,103,395	$30,227,796
Accounts receivable, net of allowance for credit losses of $2,362,847 in 2026 and $3,805,488 in 2025	10,361,158	10,189,011
Prepaid expenses and other current assets	3,523,921	1,233,611
Current assets held for sale	-	30,497,720
Total Current Assets	81,988,474	72,148,138

Property and equipment, net	6,927,868	6,477,684

Other Assets:
Other noncurrent assets	465,247	83,278
Other intangible assets, net	86,890,053	98,891,767
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	342,034	1,466,026
Noncurrent assets held for sale	-	27,392,642
TOTAL ASSETS	$267,483,770	$297,329,629

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$15,743,606	$18,079,577
Accrued liabilities	4,241,349	37,413,636
Current portion of operating lease liability	515,579	519,522
Note payable - related parties, current maturities	220,000	-
Current liabilities held for sale	-	6,080,182
Total Current Liabilities	20,720,534	62,092,917

Long-term Liabilities:
Notes payable - related parties, net of $1,963,771 of debt discounts as of March 31, 2026	9,816,229	-
Income tax payable	-	1,609,520
Operating lease liability, net of current portion	616,904	1,035,813
Other noncurrent liabilities	1,375,000	-
Noncurrent liabilities held for sale	-	10,564,816
Total Liabilities	32,528,667	75,303,066

Contingencies (Note 14)

Shareholders' Equity:
Series A cumulative perpetual preferred stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of March 31, 2026 and 2025	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized 119,346,452 and 118,744,093 shares issued and 116,902,624 and 116,814,190 outstanding as of March 31, 2026 and 2025, respectively	116,905	116,816
Additional paid-in capital	454,877,083	434,335,782
Accumulated deficit	(210,453,668)	(203,862,034)
Treasury stock, at cost	(9,586,617)	(8,565,401)
Total Shareholders' Equity	234,955,103	222,026,563
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$267,483,770	$297,329,629

The accompanying notes are an integral part of these consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2026	2025

Net revenues	$51,125,398	$49,401,547
Cost of revenues	6,524,437	6,468,031
Gross Profit	44,600,961	42,933,516

Operating Expenses
Selling and marketing	550,333	610,926
Corporate general and administrative	22,674,572	70,594,542
Employee salaries and related expenses	13,271,678	17,851,628
Depreciation and amortization expense	14,396,813	13,589,698
Total operating expenses	50,893,396	102,646,794
Loss from operations	(6,292,435)	(59,713,278)

Other Income (Expense)
Interest and other income	2,364,142	860,293
Gain on extinguishment of debt	801,894	-
Interest expense	(1,769,656)	(82,173)
Total other income, net	1,396,380	778,120

Loss before income taxes from continuing operations	(4,896,055)	(58,935,158)

Provision for income taxes	49,537	6,286,305

Loss from continuing operations	(4,945,592)	(65,221,463)

Preferred stock dividend	(3,053,993)	(3,105,036)

Net loss before discontinued operations, net of tax	(7,999,585)	(68,326,499)

Income (loss) from discontinued operations, net of tax	1,407,951	(65,612,137)

Net loss attributable to common stock shareholders	$(6,591,634)	$(133,938,636)

Basic income (loss) per share of common stock:
Continuing operations	$(0.06)	$(0.58)
Discontinued operations	0.01	(0.56)
Total basic loss per share of common stock	$(0.05)	$(1.14)

Diluted income (loss) per share of common stock:
Continuing operations	$(0.06)	$(0.58)
Discontinued operations	0.01	(0.56)
Total diluted loss per share of common stock	$(0.05)	$(1.14)

Weighted average number of shares outstanding:
Basic	117,095,850	117,642,232
Diluted	117,095,850	117,642,232

The accompanying notes are an integral part of these consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Shares
	Number	Par Value	Number	Par Value	Additional Paid-In Capital	Accumulated (Deficit)	Treasury Stock	Total
Balance as of March 31, 2024	1,400,000	$1,400	119,181,067	$119,181	$430,525,824	$(69,923,398)	$(2,673,156)	$358,049,851

Employee stock awards	-	-	1,490,832	1,493	4,349,089	-	-	4,350,582
Common stock purchase options	-	-	-	-	123,936	-	-	123,936
Repurchase of common shares (1)	-	-	(421,103)	(421)	(663,067)	-	-	(663,488)
Preferred stock dividends	-	-	-	-	-	(2,552,085)	-	(2,552,085)
Dividends accumulated on preferred stock	-	-	-	-	-	(552,951)	-	(552,951)
Net loss	-	-	-	-	-	(130,833,600)	-	(130,833,600)
Treasury shares purchased	-	-	(3,436,606)	(3,437)	-	-	(5,892,245)	(5,895,682)
Balance as of March 31, 2025	1,400,000	$1,400	116,814,190	$116,816	$434,335,782	$(203,862,034)	$(8,565,401)	$222,026,563

Employee stock awards	-	-	809,998	811	1,457,727	-	-	1,458,538
Common stock purchase options	-	-	-	-	48,728	-	-	48,728
Repurchase of common shares (1)	-	-	(207,639)	(208)	(313,880)	-	-	(314,088)
Warrants issued for legal settlement	-	-	-	-	7,094,926	-	-	7,094,926
Warrants issued for extinguishment of debt	-	-	-	-	12,253,800	-	-	12,253,800
Preferred stock dividends	-	-	-	-	-	(2,535,070)	-	(2,535,070)
Dividends accumulated on preferred stock	-	-	-	-	-	(518,923)	-	(518,923)
Net loss	-	-	-	-	-	(3,537,641)	-	(3,537,641)
Treasury shares purchased	-	-	(513,925)	(514)	-	-	(1,021,216)	(1,021,730)
Balance as of March 31, 2026	1,400,000	$1,400	116,902,624	$116,905	$454,877,083	$(210,453,668)	$(9,586,617)	$234,955,103

(1) The Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on common shares.

The accompanying notes are an integral part of these consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,537,641)	$(130,833,600)
Income (loss) from discontinued operations, net of tax	1,407,951	(65,612,137)
Net loss from continuing operations	$(4,945,592)	$(65,221,463)
Adjustments to reconcile net loss to net cash provided by/(used in) operations:
Depreciation and amortization	14,396,813	13,589,698
Debt discount amortization	594,518	-
Amortization of contract costs	59,028	-
Stock-based compensation	1,507,266	4,474,516
Loss on disposal of assets	45,690	-
Allowance for credit losses	(274,298)	637,789
Gain on sale of equity investment	(382,735)	-
Gain on extinguishment of debt	(801,894)	-
Impairment of right of use asset	726,256	-
Reduction in right of use asset	506,477	534,067
Valuation allowance	-	(35,964,755)
Deferred income taxes	-	40,372,246
Changes in current assets and liabilities	.	.
Accounts receivable	102,151	(30,367)
Prepaid expenses and other current assets	(3,368,206)	261,613
Other noncurrent assets	(381,969)	(56,034)
Accounts payable	(2,335,970)	2,451,268
Accrued liabilities	(3,717,574)	34,423,330
Income tax payable	(1,609,520)	-
Other noncurrent liabilities	1,375,000	-
Operating lease liability	(531,594)	(534,152)
Net cash provided by/(used in) operating activities	963,847	(5,062,244)

Cash flow from investing activities:
Sale of the ammunition business assets	42,946,905	-
Proceeds from the sale of equity investments	542,831	-
Purchase of property and equipment	(2,890,973)	(3,407,910)
Net cash provided by/(used in) investing activities	40,598,763	(3,407,910)

Cash flow from financing activities:
Repurchase of common shares	(314,088)	(663,488)
Preferred stock dividends paid	(2,926,389)	(2,968,925)
Common stock repurchase plan	(1,011,716)	(5,895,682)
Net cash used in financing activities	(4,252,193)	(9,528,095)
Cash flow from discontinued operations:
Net provided by/(cash used in) operating activities of discontinued operations	525,169	(5,043,716)
Net cash provided by/(used in) investing activities of discontinued operations	40,013	(2,075,743)
Net cash used in financing activities of discontinued operations	-	(240,937)
Net cash provided by (used in) discontinued operations	565,182	(7,360,396)
Net increase/(decrease) in cash	37,875,599	(25,358,645)
Cash, beginning of period	30,227,796	55,586,441
Cash, end of period	$68,103,395	$30,227,796

(Continued)

OUTDOOR HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended March 31,
	2026	2025
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$166,107	$699,929
Income taxes	$49,537	$-

Non-cash investing and financing activities:
Issuance of notes payable - related party in DE Litigation settlement, net of discount	$22,108,410	$-
Warrant issued for legal settlement - related party in DE Litigation settlement	$7,094,926	$-
Warrant issued to extinguish debt	$12,253,800	$-
Dividends accumulated on preferred stock	$127,604	$136,111
Operating lease assets obtained in exchange for new lease liabilities	$108,741	$-

The accompanying notes are an integral part of these consolidated financial statements.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

Outdoor Holding Company ("Outdoor Holding," "we," "us," "our" or the "Company") began its operations in 2017 as a producer of high-performance ammunition and premium components. Following the acquisition of the GunBroker business ("GunBroker") in 2021, we conducted operations through two operating and reportable segments, the Ammunition segment and the Marketplace segment. The Ammunition segment engaged in the design, production and marketing of ammunition, ammunition components and related products. The Marketplace segment consists of the GunBroker e-commerce marketplace (“Marketplace”), which, in its role as a marketplace site, supports the lawful sale of firearms, ammunition, and hunting/shooting accessories. In addition, GunBroker helps provide the outdoors community with a state and federal compliant solution that connects buyers with sellers across the United States with local federally licensed firearm dealers.

Prior to the sale of the Ammunition Manufacturing Business (defined below) in April 2025 (see “Assets Held for Sale and Discontinued Operations” under Note 2), our Ammunition segment manufactured small arms ammunition and their components for the commercial, military, and law enforcement communities. Our manufacturing operations were based out of Manitowoc, Wisconsin. We emphasized an American heritage by using predominantly American-made components and raw materials in our products that were produced, inspected, and packaged at our facility in Manitowoc, WI. Following the sale of the Ammunition Manufacturing Business, the Company continues to operate its online Marketplace business.

We changed our name from AMMO, Inc. to Outdoor Holding Company on April 21, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Outdoor Holding Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Assets Held for Sale and Discontinued Operations

In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-20 “Discontinued Operations,” a business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the business is available for immediate sale in its present condition and an active program to locate a buyer has been initiated. Additionally, the sale must be probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn. A business classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period, as appropriate. Assets held for sale are not depreciated or amortized.

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

As previously reported, during the year ended March 31, 2025, the Board of Directors of the Company (the "Board of Directors") initiated a formal review of strategic alternatives for the Company. This review of strategic alternatives resulted in the decision to sell our Ammunition segment. We concluded the assets of the Ammunition segment met the criteria for classification as held for sale during the three months ended March 31, 2025. Additionally, we determined the ultimate disposal would represent a strategic shift that would have a major effect on our operations and financial results. As such, the results of the Ammunition segment are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. The assets and liabilities of the Ammunition segment have been reflected as discontinued operations in the accompanying consolidated balance sheet for the fiscal year ended March 31, 2025. There were no assets or liabilities classified as discontinued operations as of March 31, 2026. We ceased depreciating and amortizing our long-lived assets for the Ammunition segment which primarily include right-of-use assets, intangible assets and property and equipment. On January 20, 2025, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Olin Winchester, LLC (the “Buyer”), pursuant to which the Buyer agreed to (i) acquire all assets of our business of designing, manufacturing, marketing, distributing and selling ammunition and ammunition components (collectively, the “Ammunition Manufacturing Business”) along with certain assets related to the Ammunition Manufacturing Business, including the Ammunition Manufacturing Business’ dedicated manufacturing facility in Manitowoc, WI, and (ii) assume certain liabilities related to the Ammunition Manufacturing Business, for a gross purchase price of $75.0 million, subject to adjustments for estimated net working capital and real property costs and pro-rations. The transaction was completed on April 18, 2025.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise noted, all amounts and disclosures included in these notes to the consolidated financial statements reflect only the Company's continuing operations. Refer to Note 4 "Discontinued Operations" for additional details on discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the valuation of allowances for credit losses, valuation of deferred tax assets, useful lives of assets, stock-based compensation, impairment of goodwill, impairment of long-lived assets, and warrant-based compensation.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a quantitative assessment for impairment. Under the quantitative goodwill impairment test, if a reporting unit's carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill. We conducted our annual impairment test of goodwill as of March 31, 2026 and 2025 and determined that no adjustment to the carrying value of goodwill was required.

As of March 31, 2026 and 2025, we had a goodwill carrying value of $90.9 million.

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable represents amounts due from customers for products sold and include an allowance for estimated credit losses. The allowance for credit losses is calculated as a percentage of trade receivables at the end of the reporting period, and is based on historical experience, with the change in such allowance being recorded as provision for credit losses in corporate general and administrative expense in the consolidated statement of operations.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents, which may include bank deposits and certificates of deposit.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flow. If the total of the future cash flow is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. During the year ended March 31, 2026, we recognized impairment on our right-of-use assets as discussed in Note 8, "Leases." During the year ended March 31, 2025, we recognized impairment on long-lived assets related to assets that were held for sale as discussed in Note 4, "Discontinued Operations."

Deferred Contract Fulfillment Costs

We capitalize third-party costs to fulfill contracts with customers in prepaid expenses and other current assets and other noncurrent assets on our consolidated balance sheet. We amortize these costs on a straight-line basis over the life of the contract.

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

•
Identification of a contract with a customer
•
Identification of the performance obligations in the contract
•
Determination of the transaction price

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Marketplace service fee revenue consists of fees charged to customers based on a percentage of the final price of an item at the time of purchase. The performance obligation is to process the transactions as initiated by the customer. Revenue is recognized at a point in time when the transaction is processed.

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

Advertising revenue consists of fees charged to customers for advertisement placement and impressions generated through the GunBroker website. The performance obligation is to generate the number of impressions specified by the customer on banner advertisements on the GunBroker website using the placement selected by the customer. The price is set by the customer agreement based on standalone selling prices or by advertising insertion order as negotiated by a media broker. If the number of impressions promised is not generated, the customer receives a refund and the refund is applied to the transaction price. Advertising revenue is recognized at a point in time at the end of the selected month.

For the years ended March 31, 2026 and 2025, no customers comprised more than 10% of total revenues. As of March 31, 2026 and 2025, no customers comprised more than 10% of accounts receivable.

Advertising Costs

Marketplace advertising costs are expensed as they are incurred and recorded in cost of revenues. For the years ended March 31, 2026 and 2025 we incurred advertising expenses of $577,661 and $413,461, respectively.

Fair Value of Financial Instruments

We measure options and warrants at fair value in accordance with ASC 820 – Fair Value Measurement (“ASC 820”). The objective of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own assumptions. These two types of inputs have created the following fair value hierarchy:

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair values due to the short-term maturities of these instruments.

Property and Equipment, net

We state property and equipment at historical cost less accumulated depreciation. We compute depreciation using the straight-line method at rates intended to depreciate the cost of assets over their estimated useful lives, which are generally three to ten years.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Internal Use Software Costs

Platform development costs, including direct labor, are capitalized and amortized over an estimated useful life of three years, and are included in property and equipment, net on the consolidated balance sheets. During the years ended March 31, 2026 and 2025, we capitalized $2.5 million and $2.9 million, respectively. Amortization of previously capitalized amounts was $2.2 million and $1.3 million for the years ended March 31, 2026 and 2025, respectively.

Costs related to the design or maintenance of internal use software are expensed as incurred.

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

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with ASC 718 – Compensation – Stock Compensation, which requires the recognition of the cost of employee, director and non-employee services received in exchange for an award of equity over the period the employee, director or non-employee is required to perform the services in exchange for the award. Stock-based compensation is measured based on the grant-date fair value of the award. Stock-based compensation for stock awards is recognized on a straight-line basis over the applicable vesting periods and stock-based compensation for stock options is recognized using the accelerated recognition method. Forfeitures are recognized in the periods they occur. Stock-based compensation expense is recorded in corporate general and administrative expense on the statement of operations.

Treasury Stock

Treasury stock, representing shares of our common stock that have been repurchased after having been issued, are recorded at cost. Converting outstanding shares to treasury shares does not reduce the number of shares issued but does reduce the number of shares outstanding.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2026 and 2025, our bank account balances exceeded federally insured limits, however, we have not incurred losses related to these deposits.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at the largest amount that is greater than 50% likely of being realized. We reflect changes in recognition or measurement in the period in which the change in judgment occurs.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires that public business entities on an annual basis (1) disclose specific categories in the effective tax rate reconciliation and (2) provide additional information for reconciling items that meet or exceed a quantitative threshold. Additionally, it requires all entities disclose the following information about income taxes paid on an annual basis: (1) the year-to-date amounts of income taxes paid disaggregated by federal (national), state, and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. We adopted this guidance prospectively in the fourth quarter of fiscal 2026 with no material impact to our consolidated financial statements.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement expenses (Subtopic 220-40). This ASU requires disclosure about significant expense categories, including but not limited to, inventory purchases, employee compensation, depreciation, amortization and selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027 with early adoption permitted. This ASU is applicable to our fiscal year ending March 31, 2027. The transition method may be either prospective or retrospective. We are still evaluating the impact on our consolidated financial statement disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. This ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. This ASU is applicable to our fiscal year beginning on April 1, 2026, with early application permitted. The transition method is prospective. We do not expect the guidance to have a material impact on our consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. This ASU is applicable to our fiscal year beginning April 1, 2028, with early adoption permitted. The transition method may be prospective, modified, or retrospective. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11 to amend the guidance in Interim Reporting (Topic 270). The amendments in this update clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. This update is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. This ASU is applicable to our fiscal year beginning April 1, 2028 and we do not expect it to have a material effect on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

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

	For the Year Ended March 31,
	2026	2025
Numerator:
Net loss from continuing operations	$(4,945,592)	$(65,221,463)
Less: Preferred stock dividends	(3,053,993)	(3,105,036)
Net loss before discontinued operations, net of tax	(7,999,585)	(68,326,499)
Net income (loss) from discontinued operations, net of tax	1,407,951	(65,612,137)
Net loss attributable to common stockholders	$(6,591,634)	$(133,938,636)

Denominator:
Weighted average shares of common stock - Basic	117,095,850	117,642,232
Effect of dilutive common stock purchase warrants	-	-
Effect of dilutive equity incentive awards	-	-
Weighted average shares of common stock - Diluted	117,095,850	117,642,232

Basic income (loss) per share attributable to common stockholders:
Continuing operations	$(0.06)	$(0.58)
Discontinued operations	$0.01	$(0.56)
Total basic loss per share attributable to common stockholders	$(0.05)	$(1.14)

Diluted income (loss) per share attributable to common stockholders:
Continuing operations	$(0.06)	$(0.58)
Discontinued operations	$0.01	$(0.56)
Total diluted loss per share attributable to common stockholders	$(0.05)	$(1.14)

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders:

	For the Year Ended March 31,
	2026	2025
Common stock options	400,000	275,000
Non-vested stock awards	555,000	215,196
Warrants	20,100,000	1,721,256
Total shares excluded from diluted net loss per share	21,055,000	2,211,452

NOTE 4 – DISCONTINUED OPERATIONS

The Board of Directors initiated a formal review of strategic alternatives for the Ammunition segment during the year ended March 31, 2025. This review of strategic alternatives resulted in the decision to sell the Ammunition segment. Accordingly, we determined the assets of the Ammunition segment met the criteria for classification as held for sale. Additionally, we determined the ultimate disposal will represent a strategic shift that will have a major effect on our operations and financial results. As such, the results of the Ammunition segment are presented as discontinued operations in the accompanying consolidated statements of operations and consolidated statement of cash flows for all periods presented. The assets and liabilities of the Ammunition segment have been reflected as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets for the fiscal year ended March 31, 2025. Net proceeds were approximately $42.9 million.

Refer to Note 2 under the caption “Assets Held for Sale and Discontinued Operations” for additional details on accounting criteria for held for sale and discontinued operations treatment.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Information of Discontinued Operations

Loss from discontinued operations, net of tax in the consolidated statements of operations reflects the after-tax results of the Ammunition segment and does not include any allocation of general corporate overhead expense or interest expense. The following table summarizes the results of operations of the Ammunition segment that are being reported as discontinued operations:

	For the Year Ended March 31,
	2026(1)	2025

Net revenues(2)	$752,762	$74,867,419
Cost of revenues	1,599,202	83,079,531
Gross profit	(846,440)	(8,212,112)

Operating expenses
Selling and marketing	15,819	1,296,141
Corporate general and administrative	232,104	8,553,708
Employee salaries and related expenses	84,502	2,610,046
Depreciation and amortization expense	-	35,866
Total operating expenses	332,425	12,495,761
Loss from operations	(1,178,865)	(20,707,873)
Total other income/(expense)	583,231	(617,756)
Impairment of assets	-	(45,847,430)
Loss from discontinued operations before income taxes	(595,634)	(67,173,059)
Benefit for income taxes	(2,003,585)	(1,560,922)
Income (loss) from discontinued operations, net of tax	$1,407,951	$(65,612,137)

(1) Reflects results from April 1, 2025 through April 18, 2025 only, except for the benefit for income taxes.

(2) Included in revenue for the years ended March 31, 2026 and 2025 are excise taxes of $27,185 and $5.0 million, respectively.

There were no assets or liabilities classified as discontinued operations as of March 31, 2026. The following table summarizes the Ammunition segment assets and liabilities classified as discontinued operations in the accompanying consolidated balance sheet:

March 31, 2025
ASSETS
Accounts receivable, net	$8,778,545
Inventories	21,520,796
Prepaid expenses	198,379
Equipment, net	25,983,100
Patents, net	1,409,542
Total assets held for sale	$57,890,362

LIABILITIES
Accounts payable	$2,513,533
Accrued liabilities	3,280,449
Current portion of construction note payable	286,200
Construction note payable, net of unamortized issuance costs	10,564,816
Total liabilities held for sale	$16,644,998

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of March 31, 2025, we determined that the fair value of the Ammunition segment, including costs to sell was lower than its carrying value and we recorded a $45.8 million impairment. The fair value of the Ammunition segment was estimated using the expected sale price as negotiated with the Buyer.

Capital expenditures related to discontinued operations were $40,000 and $2.1 million for the years ended March 31, 2026 and 2025, respectively.

Impairment of Long-Lived Assets

During the year ended March 31, 2025, we determined that our Ammunition segment should be classified as held for sale. In connection with the reclassification of the segment's assets and liabilities, we recorded an impairment of $45.8 million. For the impairment charges, we performed an undiscounted cash flow analysis on the asset group and determined that net carrying values exceeded the estimated undiscounted future cash flow. We estimated the fair value of the asset group based on a discounted cash flow method and recorded an impairment for asset groups where the fair value was lower than its carrying value. The significant estimates

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

used in the discounted cash flow methodology, which are based on level 3 inputs, include our expectations for projected cash flow to be generated from the asset group. The total impairment included a write-down of inventory of $16.9 million based on an analysis of liquidation values and obsolescence.

NOTE 5 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable, net

The following presents a reconciliation of our allowance for credit losses for the periods presented:

April 1, 2024	$3,004,385
Increase in allowance	1,503,700
Write-off of uncollectible amounts	(702,597)
March 31, 2025	3,805,488
Reduction in allowance	(277,057)
Write-off of uncollectible amounts	(1,165,584)
March 31, 2026	$2,362,847

Property and Equipment, net

Property and equipment consisted of the following for the periods presented:

	As of March 31,
	2026	2025
Leasehold Improvements	$—	$247,725
Furniture and Fixtures	19,792	331,483
Software and Equipment	10,961,170	9,249,946
Construction in Progress	870,025	733,384
Total property and equipment	$11,850,987	$10,562,538
Less accumulated depreciation	(4,923,119)	(4,084,854)
Property and equipment, net	$6,927,868	$6,477,684

Depreciation expense for the years ended March 31, 2026 and 2025 totaled $2,266,829 and $1,378,619, respectively, and was included in depreciation and amortization expenses in operating expenses on the consolidated statement of operations.

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of March 31,
	2026	2025
Accrued bonus program	$1,228,300	$1,831,250
Accrued professional fees	1,186,801	4,682,183
Accrued payroll	440,070	764,174
Other accruals	536,178	674,735
Income taxes payable	—	394,065
Accrued contingency	200,000	29,067,229
Accrued interest	650,000	-
Accrued liabilities	$4,241,349	$37,413,636

NOTE 6 – REVOLVING LOAN

On December 29, 2023, we entered into a Loan and Security Agreement (the “Sunflower Agreement”) by and among the Company and other borrowers party to the agreement, the lenders party thereto (collectively, the “Lenders”) and Sunflower Bank, N.A., as administrative agent and collateral agent (the “Agent”), pursuant to which the Lenders provided us a revolving loan (“Revolving Loan”) in the principal amount of the lesser of (a) $20.0 million and (b) the borrowing base (a formula based on certain amounts owed to borrower for goods sold or services provided and eligible inventory). The proceeds of loans under the Sunflower Agreement could be used for working capital, general corporate purposes, permitted acquisitions, to pay fees and expenses incurred in connection with the revolving loan and to fund our general business requirements.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Revolving Loan bore an interest rate of the greater of (x) 3.50% and (y) Term SOFR, plus 3.00% (the “Revolving Facility Applicable Rate”) and was computed on the basis of a 360-day year for the actual number of days elapsed. Except in an event of default, advances under the Revolving Loan bear interest, on the outstanding daily balance thereof, at the Revolving Facility Applicable Rate. Interest was due and payable on the first calendar day of each month during the term of the Sunflower Agreement. We were also obligated to pay to the Agent, for the ratable benefit of Lenders, an origination fee, prepayment fee, unused facility fee, collateral monitoring fee and Lender expenses.

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

We did not have an outstanding balance on our Revolving Loan as of March 31, 2026 and 2025.

NOTE 7 – LEASES

We lease office space in Scottsdale, AZ and Atlanta, GA under contracts we classify as operating leases. None of our leases are financing leases. The Scottsdale lease extension is effective until 2029 and does not include a renewal option.

On September 17, 2025, we signed a lease for 2,660 square feet of mixed-use warehouse space in Marietta, GA. The lease commenced on October 1, 2025 and expires in October 2028.

Lease expense for the year ended March 31, 2026 was $605,804 including $564,866 of operating lease expense and $40,938 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals. Consolidated lease expense for the year ended March 31, 2025 was $656,674 including $653,420 of operating lease expense and $3,255 of other lease associated expenses such as association dues, taxes, utilities, and other month to month rentals.

Lease Impairment

During the year ended March 31, 2026, we vacated our Scottsdale office. As we have been unable to sublease the property, we are working to negotiate a termination with the landlord. As a result, we recognized a write-down of the right-of-use asset of $0.7 million, which is reported in corporate general and administrative expense on the consolidated statements of operations.

Lease Disclosures

The weighted average remaining lease term and weighted average discount rate for operating leases were 1.69 years and 10.0%, respectively, at March 31, 2026 and were 3.1 years and 10.0%, respectively, at March 31, 2025.

Future minimum lease payments under non-cancellable leases as of March 31, 2026 were as follows:

Years Ended March 31,
2027	$605,412
2028	402,823
2029	268,256
Total Lease Payments	1,276,491
Less: Amount Representing Interest	(144,008)
Present value of lease liabilities	$1,132,483

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental information related to our leases.

	Year Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$433,795	$366,221

ROU Assets obtained in exchange for new lease obligations:
Operating leases	$108,741	$—

NOTE 8 – RELATED PARTY TRANSACTIONS

Gemini Accounts Receivable

Through our acquisition of Gemini Direct Investments, LLC ("Gemini") in 2021, a related party relationship was created through Mr. Urvan, then a director and now our Chairman of the Board and Chief Executive Officer, by virtue of his ownership of entities that provided services to Gemini. There was $201,646 included in our accounts receivable at September 30, 2025 and March 31, 2025 from entities owned by Mr. Urvan. During the three months ended December 31, 2025, we determined that these amounts were uncollectible after evaluating the age of the receivables, historical collection experience, incomplete billing records, and the financial condition and operating history of the related entities. As a result, the $201,646 included in our accounts receivable was written off against our reserve for credit losses. The determination of uncollectibility and the related write-off were reviewed and approved by the Company's Audit Committee, and Mr. Urvan did not participate in the review or approval of such determination and the related write-off.

Warrants

7M Warrant

As partial consideration for the settlement in the Delaware Litigation (as defined and described in Note 14, "Contingencies"), on May 30, 2025 we issued to an affiliated designee of Mr. Urvan, a warrant (the “Warrant”) to purchase 7.0 million shares of common stock (the "Warrant Shares"). The Warrant has a five-year term and an exercise price of $1.81 per share. Pursuant to the terms of the Warrant, the Warrant is exercisable at the holder’s discretion, in whole or in part, on or after November 30, 2025, provided that the Warrant automatically vests and becomes exercisable in certain circumstances, such as bankruptcy, liquidation, termination of the business or other similar events, as well as upon consummation of any Extraordinary Transaction (as defined in the Warrant).

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

We evaluated the Warrant in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). We determined that the Warrant meets the criteria for equity classification since the Warrant is indexed to the Company's equity and includes settlement in shares. The Warrant was valued using the Black-Scholes option pricing model using a 70% volatility, risk free rate of 4.15%, an assumed dividend of zero and a term of five years with a resulting fair value of $7,094,926. The Warrant was recorded as additional paid-in capital on the consolidated balance sheet as of March 31, 2026.

13M Warrant

On September 17, 2025, the independent and disinterested members of the Board of Directors approved the exercise of the Prepayment Option on Note 2 (as defined and described below), and we issued a warrant (the “Additional Warrant”) to purchase 13.0 million shares of common stock (the “Additional Warrant Shares”) in satisfaction of Note 2. The Additional Warrant has a five-year term and an exercise price of $1.00 per share. Pursuant to the terms of the Additional Warrant, the warrant is exercisable at the holder’s discretion, in whole or in part, on or after September 17, 2026, provided that the Additional Warrant automatically vests and becomes exercisable in certain circumstances, such as bankruptcy, liquidation, termination of the business or other similar events, as well as upon consummation of any Extraordinary Transaction (as defined in the Additional Warrant ). Except with respect to the exercise price and the vesting date, the terms of the Additional Warrant and the Warrant are substantially similar.

We evaluated the Additional Warrant in accordance with ASC 815. We determined that the Additional Warrant meets the criteria for equity classification since the Additional Warrant is indexed to the Company's equity and includes settlement in shares. The Additional Warrant was valued using the Black-Scholes option pricing model using a 67.49% volatility, risk free rate of 3.62% and a term of five years with a resulting fair value of $12,253,800. The Additional Warrant was recorded as additional paid-in capital on the consolidated balance sheet as of March 31, 2026.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$12M Note Payable

As partial consideration for the settlement in the Delaware Litigation , on May 30, 2025, we also issued to Mr. Urvan's affiliated designee, an unsecured promissory note for a principal amount of $12.0 million (“Note 1”). Note 1 bears interest at 6.50% per annum (subject to a 2.00% increase during an event of default), which interest is payable to the holder annually on May 30, beginning on May 30, 2026 (each interest payment due date, an “Interest Payment Date”). The unpaid principal balance of Note 1 and all accrued and unpaid interest thereon is due on May 30, 2037.

Pursuant to the terms of Note 1, we are required to make annual prepayments such that $1,000,000 (inclusive of accrued and unpaid interest then due and payable) is paid to the holder on each Interest Payment Date. We have the right to prepay, prior to May 30, 2037, all or any part of the principal or interest of Note 1 without penalty. In addition, the holder may not request early repayment of Note 1 prior to May 30, 2027. Any optional prepayment by us must be approved by a majority vote of the independent and disinterested members of the Board of Directors as then constituted.

We evaluated Note 1 in accordance with ASC 470, Debt ("ASC 470"). Note 1 was initially recorded at its calculated fair value of $9,866,679 with a resulting debt discount recorded of $2,133,321 on the consolidated balance sheet for the period ended June 30, 2025. Note 1 fair value was calculated as the net present value using a discount rate of 9.40%. The debt discount is being amortized over the life of the note using the effective interest rate method.

During the year ended March 31, 2026, we recorded interest expense on Note 1 of $819,550.

$39M Note Payable

As partial consideration for the settlement in the Delaware Litigation on May 30, 2025, we also issued to Mr. Urvan's affiliated designee, an unsecured promissory note in a principal amount of $39.0 million (“Note 2” and together with Note 1, the “Notes”). Note 2 bore interest at 4.62% per annum (subject to a 2.00% increase during an event of default), which was payable to the holder annually on the Interest Payment Date. The unpaid principal balance of Note 2 and all accrued and unpaid interest thereon was due on May 30, 2035.

Pursuant to the terms of Note 2, we were required to make annual prepayments of the outstanding principal amount on Note 2 equal to $1.95 million on each Interest Payment Date. We had the right to prepay, prior to May 30, 2035, all or any part of the principal or interest of Note 2 without penalty. In addition, the holder could not request early repayment of Note 2 prior to May 30, 2027. We also had the option, at any time prior to May 30, 2026 (unless extended by mutual consent of the holder and us), to prepay all, but not less than all, of the then-outstanding principal amount of Note 2 and accrued and unpaid interest thereon in exchange for the issuance of the Additional Warrant, provided that we must first obtain stockholder approval of the issuance of the Additional Warrant and the Additional Warrant Shares pursuant to Nasdaq Listing Rule 5635. Upon issuance of the Additional Warrant, all remaining obligations under Note 2 would be deemed satisfied with the same force and effect as a prepayment of all principal and accrued and unpaid interest under Note 2. Any optional prepayment by us, whether in cash or by issuance of the Additional Warrant, was required to be approved by a majority vote of the independent and disinterested members of the Board of Directors as then constituted.

We evaluated Note 2 in accordance with ASC 470. Note 2 was initially recorded at its calculated fair value of $12,105,624 with a resulting debt discount recorded of $26,894,376 on the consolidated balance sheet for the period ended June 30, 2025. Note 2 was valued using a Binomial Lattice Model with a 9.60% discount rate and a 70% volatility along with a probability of exercise of the Prepayment Option. The debt discount would be amortized over the life of the note using the effective interest rate method. We also evaluated the option to call Note 2 by issuing the Additional Warrant Shares in accordance with ASC 815. We determined that the call option is clearly and closely related to the debt host, therefore, the call option is not required to be bifurcated.

On September 17, 2025, the independent and disinterested members of the Board of Directors approved the exercise of the Prepayment Option and we issued the Additional Warrant in satisfaction of Note 2. The prepayment of Note 2 was accounted for as an extinguishment of debt and a gain of $801,894 was recognized on the consolidated statement of operations for the year ended March 31, 2026.

During the year ended March 31, 2026, we recorded interest expense on Note 2 of $950,070.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities on the Notes excluding debt discounts at March 31, 2026 were as follows:

Years Ended March 31,	Amount
2027	$220,000
2028	234,300
2029	249,529
2030	265,749
2031	283,023
Thereafter	10,747,399
Total notes payable - related parties outstanding	$12,000,000
Less unamortized discount	(1,963,771)
Total notes payable - related parties outstanding, net of discount	$10,036,229
Notes payable - related parties, current maturities	$220,000
Notes payable - related parties, noncurrent	$9,816,229

Letter of Credit

On July 26, 2023, we obtained a $1.6 million letter of credit with The Northern Trust Company (“Northern Trust”) for collateral for a bond related to a judgment assessed to GunBroker. On July 17, 2023, we generated a $1.6 million certificate of deposit with Northern Trust for security on the letter of credit. The initial term of the certificate of deposit was twelve months and included interest of approximately 5%.

Effective July 12, 2024, the letter of credit with Northern Trust was extended until July 26, 2025. Effective July 7, 2025 the letter of credit was moved to Sunflower Bank with an expiration date of July 7, 2026. The term of the certificate of deposit is twelve months and includes interest of approximately 4%. Per the terms of the merger agreement with Gemini, Mr. Urvan was required to indemnify any losses related to the underlying judgment if the appeal is unsuccessful. As a function of the 2025 Urvan Settlement Agreement, the losses related to the judgment are no longer indemnified by Mr. Urvan.

Triton Settlement Agreement Payment

On June 24, 2024, we entered into a Confidential Settlement Agreement and Mutual General Release (the “Triton Settlement Agreement”) with Triton Value Partners, LLC, Donald Gasgarth, Paul Freischlag, Jr., Jeff Zwitter (the “Plaintiffs,” and together with the Defendants and the Company, the “Parties” or, individually, “Party”), and Steven Urvan and TVP Investments LLC (the “Urvan Defendants”) and GunBroker.com, LLC, IA TECH, LLC, and GB Investments, Inc. (the “GunBroker Defendants,” and collectively with the Urvan Defendants, the “Defendants”) to fully resolve and settle all disputes and claims related to the litigation between the Defendants and Plaintiffs captioned Triton Value Partners, LLC et al. v. TVP Investments, LLC et al., Cobb County Superior Court, CAFN 18104869 (the “Action”). Pursuant to the Triton Settlement Agreement, the GunBroker Defendants agreed to pay the Plaintiffs $8,000,000 (the “Settlement Amount”) in a single lump sum payment. We agreed to tender the Settlement Amount to an escrow agent on behalf of the GunBroker Defendants within 45 days of the Triton Settlement Agreement’s execution. In connection with the Merger Agreement, on April 30, 2021, the Company and Urvan entered into a Pledge and Escrow Agreement (the “Pledge and Escrow Agreement”), pursuant to which ten stock certificates in the name of Urvan, with each certificate representing $2.8 million worth of shares of the Company’s common stock as of the date of the Pledge and Escrow Agreement (the “Pledged Securities”) were placed in escrow pending resolution of the Action. Pursuant to the Triton Settlement Agreement, a portion of the Pledged Securities in the form of a stock certificate for 2,857,143 shares (the “Stock Certificate”) were sent to the Company’s transfer agent for cancellation on September 30, 2024.

As a result of the contingency recognized for the Triton Settlement Agreement, we had recorded a receivable of $4,800,000 that was re-classed to treasury stock upon Mr. Urvan’s transfer of the shares related to the settlement payment to the Company on September 30, 2024. During the year ended March 31, 2025, we recognized the value of shares returned to the Company in lieu of the settlement payment. As of March 31, 2025, Mr. Urvan transferred the shares to us and they have been reclassified to treasury stock.

Tenor Litigation

Pursuant to the merger agreement with Gemini, Mr. Urvan was granted sole and exclusive control over the prosecution, defense and settlement of certain designated litigation matters, including the litigation captioned GunBroker.com, LLC v. Tenor Capital Partners, No. 1:20-CV-00613 (N.D. GA.) (the "Tenor Litigation"), and the right to receive any amounts recovered by or awarded to the Company with respect to such matters. In addition, the merger agreement with Gemini required Mr. Urvan to indemnify, defend, hold harmless and reimburse the Company with respect to designated matters, including the Tenor Litigation. Subsequently, pursuant to the 2025 Settlement Agreement, the Company released Mr. Urvan from certain of these indemnification, defense and hold harmless obligations under the merger agreement. In April 2026, the United States Court of Appeals for the Eleventh Circuit reversed the district court's grant

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of summary judgment on a breach of fiduciary duty claim asserted by GunBroker in the Tenor Litigation and remanded that claim for further proceedings.

In June 2026, the Company and its subsidiary Speedlight Group I, LLC entered into a side letter agreement with Mr. Urvan confirming his right to control the prosecution, defense, and settlement of the Tenor Litigation was not extinguished by the 2025 Settlement Agreement and clarifying that, consistent with the intent of the merger agreement and the 2025 Settlement Agreement, (i) Mr. Urvan is solely responsible for all costs, fees and expenses incurred in connection with the prosecution, defense and settlement of the Tenor Litigation, (ii) the Company has no obligation to fund, advance, reimburse or indemnify any cost, expense or liability arising from or related to the Tenor Litigation, and (iii) Mr. Urvan may not settle the Tenor Litigation on terms that would result in any obligation or restriction binding upon the Company or its subsidiaries without the prior written consent of the independent and disinterested members of the Board of Directors. The side letter does not amend the merger agreement with Gemini or the 2025 Settlement Agreement and does not revive or reinstate any indemnification or similar obligations of Mr. Urvan that were released pursuant to the 2025 Settlement Agreement. If Mr. Urvan determines to pursue a damage claim for breach of fiduciary duty in the full amount permitted by applicable law, such amount is likely to exceed the $120,000 disclosure threshold of Item 404 of Regulation S-K. The side letter was reviewed and approved by the Company's Audit Committee.

NOTE 9 – PREFERRED STOCK

On May 18, 2021, we filed a Certificate of Designations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware to establish the preferences, voting powers, limitations as to dividends or other distributions, qualifications, terms and conditions of redemption and other terms and conditions of the Series A Preferred Stock.

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

We pay cumulative cash dividends on the Series A Preferred Stock when, as and if declared by our Board of Directors (or a duly authorized committee of our Board of Directors), only out of funds legally available for payment of dividends. Dividends on the Series A Preferred Stock accrue on the stated amount of $25.00 per share of the Series A Preferred Stock at a rate per annum equal to 8.75% (equivalent to $2.1875 per year), payable quarterly in arrears. Dividends on the Series A Preferred Stock declared by our Board of Directors (or a duly authorized committee of our Board of Directors) are payable quarterly in arrears on or around March 15, June 15, September 15 and December 15.

Generally, the Series A Preferred Stock is not redeemable by the Company prior to May 18, 2026. However, upon a change of control or de-listing event (each as defined in the Certificate of Designations), the Company will have a special option to redeem the Series A Preferred Stock for a limited period of time.

The following is a summary of the dividends paid on the Series A Preferred Stock in the year ended March 31, 2026:

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2025	May 31, 2025	March 15, 2025 - June 14, 2025	June 16, 2025	$765,625	$0.54687500
August 12, 2025	August 31, 2025	June 15, 2025 - September 14, 2025	September 15, 2025	765,625	0.54687500
November 12, 2025	December 1, 2025	September 15, 2025 - December 14, 2025	December 15, 2025	765,625	0.54687500
February 11, 2026	March 1, 2026	December 15, 2025 - March 15, 2026	March 16, 2026	765,625	0.54687500

Preferred dividends accumulated as of March 31, 2026 were $127,604.

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

Share Repurchase Program

On January 4, 2026, our Board of Directors authorized a discretionary share repurchase program pursuant to which we may repurchase up to $15.0 million of our outstanding common stock over a period of twelve months. Repurchases under the program may be made from time to time through open market purchases, privately negotiated transactions, and other means in accordance with federal securities laws, including pursuant to one or more Rule 10b5-1 trading plans. The timing, volume, and value of any repurchases will be determined by management based on factors including market conditions, the Company’s liquidity and capital needs, and other factors deemed relevant. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the discretion of the Board or management. Any repurchases under the program will be funded from the Company’s existing cash balances, future operating cash flow, or other legally available funds.

During the year ended March 31, 2026, we repurchased 513,925 shares of common stock, costing $1.0 million, including broker commissions and fees. The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of stock repurchases. During the year ended March 31, 2026, the excise tax on the net share repurchases was not material.

As of March 31, 2026, the share repurchase program had $14.0 million in remaining authorized funds.

Warrants

There were no warrants exercised during the years ended March 31, 2026 and 2025.

On May 30, 2025, we issued a warrant to purchase 7.0 million shares of common stock at an exercise price of $1.81 per share and a 5-year term. Please see Note 8, "Related Party Transactions," for more information.

On September 17, 2025, we issued a warrant to purchase 13.0 million shares of common stock at an exercise price of $1.00 per share with a 5-year term. Please see Note 8, "Related Party Transactions," for more information.

At March 31, 2026, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Averaged Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at March 31, 2025	1,721,256	$2.03	0.84
Granted	20,000,000	1.28	4.86
Exercised	—	—	—
Forfeited or cancelled	(1,621,256)	2.15	—
Outstanding at March 31, 2026	20,100,000	$1.28	4.35
Exercisable at March 31, 2026	7,100,000	$1.78	4.12

As of March 31, 2026, we had 20,100,000 warrants outstanding. Each warrant provides the holder the right to purchase up to one share of our common stock at a predetermined exercise price. The outstanding warrants consist of (1) warrants to purchase 100,000 shares of common stock at an exercise price of $0.01 per share until December 2026; (2) warrants to purchase 7,000,000 shares of common stock at an exercise price of $1.81 per share until May 2030; and (3) warrants to purchase 13,000,000 shares of common stock at an exercise price of $1.00 per share until September 2030.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2025 Long-Term Incentive Plan

On July 2, 2025, our Board of Directors approved the 2025 Long-Term Incentive Plan (the "2025 Plan") and our stockholders adopted the 2025 Plan at our Annual Meeting of Stockholders on August 29, 2025. The 2025 Plan permits the issuance of equity-based awards to plan participants representing up to a total of 10,000,000 shares of common stock. As of March 31, 2026, there were 9,139,278 shares available to be issued under the 2025 Plan.

Options Granted

During the year ended March 31, 2024, we granted stock options (“Options”) to purchase 400,000 shares of our common stock, of which (i) 100,000 Options vested on July 24, 2023, and (ii) 300,000 Options were to vest in equal quarterly installments of 25,000 over three years beginning on September 30, 2023. The Options are exercisable at $2.08 per share and have a term of ten years. The vesting of the Options was accelerated to be fully vested on May 30, 2025 upon the execution of the separation agreement with our former Chief Executive Officer. We recognized $48,725 and $123,935 in expense related to the Options for years ended March 31, 2026 and 2025, respectively.

The following is a summary of our stock option activity during the year ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Outstanding, April 1, 2025	400,000	$2.08	$1.50	8.32
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled/Forfeited	-	-	-	-
Outstanding, March 31, 2026	400,000	$2.08	$1.50	7.32

As of March 31, 2026, there was no unrecognized compensation expense related to unvested stock options.

Stock Awards

A summary of stock award activity for the year ended March 31, 2026 under the 2025 Plan is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at April 1, 2025	-	$-
Granted	995,000	1.54
Vested	(383,750)	1.53
Forfeited	(56,250)	1.53
Outstanding at March 31, 2026	555,000	$1.54

As of March 31, 2026, there was $724,598 of unrecognized compensation expense related to unvested stock awards, granted under the 2025 Plan, which is expected to be recognized over a weighted-average period of approximately 0.61 years.

A summary of stock award activity for the year ended March 31, 2026 under the 2017 Plan is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at April 1, 2025	215,196	$2.24
Granted	377,498	1.60
Vested	(426,027)	1.73
Forfeited	(166,667)	2.08
Outstanding at March 31, 2026	-	$-

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026, there was no unrecognized compensation expense related to unvested stock awards granted under the 2017 plan.

NOTE 11 – INCOME TAXES

The income tax provision for the periods shown consist of the following:

	For the year ended March 31,
	2026	2025
Current
US Federal	$-	$-
US State	49,537	-
Total current provision	49,537	-
Deferred
US Federal	(304,882)	(5,601,975)
US State	(80,378)	(1,556,266)
Total deferred benefit	(385,260)	(7,158,241)
Change in valuation allowance	385,260	13,444,546
Income tax provision	$49,537	$6,286,305

The table below provides the updated requirements of ASU 2023-09 for our effective tax rate for the year ended March 31, 2026. See Note 2, Summary of Significant Accounting Policies for additional details on the adoption of ASU 2023-09.

	For the year ended March 31,
	2026
U.S. Federal	$(1,017,769)	21.0%
State taxes, net of Federal income tax benefit	(268,321)	5.5%
Change in valuation allowance	1,140,184	(23.4)%
Non-deductible meals & entertainment	105,414	(2.2)%
Return-to-provision permanent non-deductible items	90,029	(1.9)%
Total provision for income taxes	$49,537	(1.0)%

The reconciliation of income tax expense computed at the U.S. federal statutory rate of 21% to the effective tax rate, prior to the adoption of ASU 2023-09, is as follows:

	For the year ended March 31,
	2026	2025
U.S. Federal	21.0%	21.0%
State taxes, net of Federal income tax benefit	5.5%	5.5%
Change in valuation allowance	(23.4)%	(37.4)%
Other adjustments	0.0%	0.1%
Non-deductible meals & entertainment	(2.2)%	0.0%
Return-to-provision permanent non-deductible items	(1.9)%	0.0%
Effective tax rate	(1.0)%	(10.8)%

Our effective tax rates were (1.0%) and (10.8%) for the years ended March 31, 2026 and 2025, respectively. During the year ended March 31, 2026, the effective tax rate differed from the U.S. federal statutory rate primarily due to recovery of unrecognized tax benefits and changes in our valuation allowance. During the year ended March 31, 2026, we recorded a valuation allowance of $36.4 million due to uncertainty regarding the timing and utilization of losses in future periods. During the year ended March 31, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to employee stock awards and changes in valuation allowance. During the year ended March 31, 2025, we recorded a valuation allowance of $36.0 million due to uncertainty regarding the timing and utilization of losses in future periods.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State taxes in Georgia, Arizona and Wisconsin represent the majority of the tax effect within this category. Following adoption of ASU 2023-09, our cash income taxes paid, net of refunds for the year ended March 31, 2026 were as follows:

U.S. Federal	$-
State[1]
Georgia	49,287
Other states	250
Total cash paid for income taxes, net of refunds	$49,537

1Georgia was the only jurisdiction to meet the 5% disaggregation threshold.

Significant components of our deferred tax liabilities and assets are as follows:

	As of March 31,
	2026	2025
Deferred tax assets
Net operating loss carryforward	$35,465,705	$16,557,351
Loss on purchase	—	2,213,969
Impairment - Ammunition segment	—	12,398,990
Inventory capitalization - Section 263A	—	472,665
Bad debt allowance	627,013	1,045,220
Legal reserve settlement	417,948	7,978,747
Compensation	1,480,036	1,154,090
Other timing differences	568,591	481,036
Total deferred tax assets	$38,559,293	$42,302,068

Deferred tax liabilities
Depreciation expense	$(134,837)	$(3,523,690)
Change in estimate and accounting method	-	(699,392)
Accounting method change - Section 481A	(587,500)	-
Amortization - intangible assets	(1,328,882)	(2,114,232)
Total deferred tax liabilities	(2,051,219)	(6,337,314)
Net deferred tax asset	$36,508,074	$35,964,754
Valuation allowance	(36,508,074)	(35,964,754)
Net deferred tax asset	$-	$-

Net operating loss carryforwards have an indefinite useful life.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to unrecognized tax benefits as follows:

	As of March 31,
	2026	2025
Opening balance	$2,003,585	$—
Charged to net income	(2,003,585)	2,003,585
Write-offs, net of recoveries	-	-
Closing balance	$-	$2,003,585

We account for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken and recognize a liability if we have taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities.

We have evaluated tax positions taken by us as of March 31, 2026 and 2025 in accordance with the recognition and measurement framework within ASC No. 740-10, and have concluded that the benefits associated with certain tax positions should not be recognized on the financial statements for the year ended March 31, 2025. As such, we recorded an additional income tax payable on the consolidated balance sheet of $1.9 million as of March 31, 2025. Included within this amount is accrued penalties and interest of $0.3 million. We record penalties and interest associated with uncertain tax positions as a component of income tax expense. During the year ended March 31, 2026, we took corrective action with the IRS that now meets the more likely than not standard and therefore recognized a tax benefit related to the tax position and reversed the associated penalties. We recorded a reversal of income tax payable in the amount of $1.6 million and accrued penalties of $0.3 million in the year ended March 31, 2026.

The tax periods ended March 31, 2022, 2023, 2024, 2025, and 2026 are subject to audit by the Internal Revenue Service.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA makes permanent or introduces certain changes to the Internal Revenue Code, including 100% bonus depreciation, the deductibility of interest expense, and expensing domestic research costs. ASC No 740 requires that the effect of changes in tax rates and laws be recognized the period in which the legislation is enacted. The impact of this change primarily resulted in a reclassification from current to deferred taxes.

NOTE 12 – INTANGIBLE ASSETS

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

Total amortization expense of our intangible assets was $12,129,984 and $12,121,433 for the years ended March 31, 2026 and 2025, respectively.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consisted of the following:

		As of March 31,
	Weighted Average Remaining Life	2026	2025
Tradename	10.08	$76,532,389	$76,532,389
Customer list	5.08	65,252,802	65,252,802
Intellectual property	5.08	4,224,442	4,224,442
Other intangible assets	8.66	486,017	357,747
Gross intangible assets		146,495,650	146,367,380
Accumulated amortization – intangible assets		(59,605,597)	(47,475,613)
Net intangible assets		$86,890,053	$98,891,767

Annual estimated amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Amount
2027	$12,064,397
2028	12,058,435
2029	12,058,435
2030	12,058,435
2031	12,058,435
Thereafter	26,591,916
Total	$86,890,053

NOTE 13 – SEGMENTS

We define our segments as those operations whose results our chief operating decision maker ("CODM") reviews to analyze performance and allocate resources. As described in Note 2 under the caption “Assets Held for Sale and Discontinued Operations,” as well as Note 4,"Discontinued Operations", effective as of the fourth quarter of fiscal 2025, we no longer report the Ammunition segment; we now report our financial performance based on one segment.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents consolidated EBITDA for our reportable segment:

	For the Year Ended March 31,
	2026	2025

Net revenues	$51,125,398	$49,401,547
Cost of revenues	6,524,437	6,468,031
Selling and marketing	550,333	610,926
Corporate and administrative	22,674,572	70,594,542
Employee salaries and related expenses	13,271,678	17,851,628
Consolidated EBITDA	8,104,378	(46,123,580)
Adjustments and reconciling items:
Depreciation and amortization	(14,396,813)	(13,589,698)
Other income/(expense)	2,364,142	860,293
Interest expense	(1,769,656)	(82,173)
Gain on the extinguishment of debt	801,894	—
Provision for income taxes	(49,537)	(6,286,305)
Net loss from continuing operations	$(4,945,592)	$(65,221,463)

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

On December 20, 2024, the Board of Directors held a meeting, during which it voted to pursue a settlement and voted to approve terms outlined in a non-binding term sheet. On May 21, 2025, the Company entered into a settlement agreement with Mr. Urvan and certain other parties, which became effective on May 30, 2025, pursuant to which the parties to the settlement agreement filed a Stipulation of Voluntary Dismissal With Prejudice dismissing, with prejudice, all claims asserted in the Delaware Litigation. As partial consideration for the settlement, the Company issued the Warrant and the Notes to an affiliate of Mr. Urvan. We recorded a settlement contingency of $29.1 million during the year ended March 31, 2025. During the year ended March 31, 2026, we recorded the Warrant, the Additional Warrant and the Notes issued to an affiliate of Mr. Urvan in the settlement. Please see Note 8, “Related Party Transactions,” for additional information regarding the Warrant, the Additional Warrant and the Notes.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2026, we had a liability of $2.3 million, $0.9 million of which is recorded in accounts payable and $1.4 million of which is recorded in other long-term liabilities on the consolidated balance sheet. During the year ended March 31, 2026, we made payments of $0.5 million in accordance with the Vista Settlement and Release.

Weiland

On May 20, 2026, the Company entered into a Settlement Agreement and Release ("Settlement and Release") with Wieland Rolled Products North America Buffalo, Inc. (“Wieland”) to resolve disputes and claims arising out of or relating to cancellation of purchase orders in connection with our sale of the Ammunition segment.

Under the terms of the Settlement and Release, we agreed to pay Wieland $0.2 million in cash by May 31, 2026. The parties agreed to mutual releases of all claims relating to the matter. The related purchase order, order acknowledgments, and standard terms and conditions of sale were terminated and cancelled as a function of the settlement. The Settlement and Release did not constitute an admission of liability or fault by either party.

As of March 31, 2026, we had a liability of $0.2 million recorded in accrued expenses on the consolidated balance sheet.

DCP Matter

On January 18, 2024, Innovative Computer Professionals, Inc. d/b/a Digital Cash Processing (“DCP”) filed a civil action in Minnesota state court against Outdoors Online, LLC d/b/a GunBroker.com (“GunBroker.com”) for breach of contract (the “MN Action”). In the MN Action, DCP alleged that GunBroker.com breached a May 2021 contract, pursuant to which DCP was to provide specified digital payment processing services, and it alleged $100 million in damages. On February 7, 2024, GunBroker.com removed the MN Action to the United States District Court for the District of Minnesota (Case No. 24-CV-00373-DWF-DTS). On February 14, 2024, GunBroker.com moved to dismiss the MN Action for lack of personal jurisdiction and for failure to adequately state a claim, or, in the alternative, to transfer the MN Action to the United States District Court for the District of Arizona (the “Motion”). The court denied the Motion and GunBroker filed its Answer and Counterclaims. The Company and DCP engaged in fact and expert discovery for several months.

On February 20, 2026, we entered into a settlement agreement with DCP, resolving the MN Action. Under the terms of the settlement agreement, the Company paid to DCP $4.4 million on February 27, 2026 in full and final settlement of the MN Action. Upon payment, the parties filed a stipulated dismissal of the MN Action with prejudice. The settlement agreement includes customary mutual releases, but does not release certain non-affiliate third-party contractors. The settlement does not constitute an admission of liability or wrongdoing by the Company or any of its subsidiaries.

Sales Taxes

We are subject to sales and use tax audits, inquiries and other proceedings by state and local taxing authorities in the ordinary course of business. As of March 31, 2026, the Company and certain of its subsidiaries were the subject of open sales and use tax audits or related administrative proceedings in a number of jurisdictions for matters involving the Company's GunBroker.com marketplace business. These matters are in various stages of audit, protest or administrative review.

OUTDOOR HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We assessed these matters under the loss contingency framework described above. We believe that an unfavorable outcome is reasonably possible but not probable. With respect to the open matters for which no assessment has been asserted we are unable to reasonably estimate the amount or range of any reasonably possible loss given the early stage of those proceedings and the unresolved legal and factual issues. Because the criteria for accrual under the framework described above have not been met, we have not recorded an accrual for these matters as of March 31, 2026. An unfavorable resolution of one or more of these matters could result in additional tax, interest or penalties that could be material to our consolidated financial statements, results of operations or cash flows.

There were no other known contingencies as of March 31, 2026.

NOTE 15 – EMPLOYEE BENEFIT PLANS

We provides defined contribution plans covering employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines. We make non-discretionary contributions to the plans, which amounted to $0.4 million and $0.7 million for the years ended March 31, 2026 and 2025, respectively, and are included in cash-based compensation in the consolidated statements of operations. Under the terms of the plans, a participant becomes 100% vested in the Company's matching contributions after one year of credited service.

NOTE 16 – SUBSEQUENT EVENTS

Effective April 1, 2026, we terminated the Sunflower Agreement and did not incur an early termination penalty. The facility had no outstanding balance at the time of termination, no collateral, and the termination does not materially impact the Company’s liquidity or capital resources. As a result of the termination, the Company is no longer subject to any of the debt covenants imposed under the Sunflower Agreement.