Form 10-Q
period 2026-06-30
Outdoor Holding Co
filed 2026-08-10
CIK 1015383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

(480) 947-0001

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	POWW	The Nasdaq Stock Market LLC
8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	POWWP	The Nasdaq Stock Market LLC

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

As of August 5, 2026, there were 116,015,357 shares outstanding of the registrant’s common stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	March 31, 2026
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$68,777,371	$68,103,395
Accounts receivable, net of allowance for credit losses of $2,343,518 as of June 30, 2026 and $2,362,847 as of March 31, 2026	9,504,489	10,361,158
Prepaid expenses and other current assets	3,935,286	3,523,921
Total Current Assets	82,217,146	81,988,474

Property and equipment, net	6,903,818	6,927,868

Other Assets:
Other noncurrent assets	429,830	465,247
Other intangible assets, net	83,869,482	86,890,053
Goodwill	90,870,094	90,870,094
Right of use assets - operating leases	283,638	342,034
TOTAL ASSETS	$264,574,008	$267,483,770

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,380,740	$15,743,606
Accrued liabilities	2,215,790	4,241,349
Current portion of operating lease liability	511,438	515,579
Notes payable - related parties, current maturities	234,300	220,000
Total Current Liabilities	17,342,268	20,720,534

Long-term Liabilities:
Notes payable - related parties, net of debt discounts of $1,913,216 as of June 30, 2026 and $1,963,771 as of March 31, 2026	9,632,483	9,816,229
Operating lease liability, net of current portion	498,445	616,904
Other noncurrent liabilities	1,145,833	1,375,000
Total Liabilities	28,619,029	32,528,667

Contingencies (Note 14)

Shareholders' Equity:
Series A cumulative perpetual preferred stock 8.75%, ($25.00 per share, $0.001 par value) 1,400,000 shares issued and outstanding as of June 30, 2026 and March 31, 2026	1,400	1,400
Common stock, $0.001 par value, 200,000,000 shares authorized; 119,479,220 and 119,346,452 shares issued and 116,015,388 and 116,902,624 shares outstanding at June 30, 2026 and March 31, 2026, respectively	116,018	116,905
Additional paid-in capital	455,124,157	454,877,083
Accumulated deficit	(207,645,232)	(210,453,668)
Treasury stock, at cost	(11,641,364)	(9,586,617)
Total Shareholders' Equity	235,954,979	234,955,103
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$264,574,008	$267,483,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2026	2025

Net revenues	$14,480,654	$11,857,376
Cost of revenues	2,237,828	1,522,398
Gross Profit	12,242,826	10,334,978

Operating Expenses
Selling and marketing	28,693	56,531
Corporate general and administrative	2,891,091	7,337,936
Employee salaries and related expenses	2,313,283	5,441,165
Depreciation and amortization expense	3,713,954	3,510,021
Total operating expenses	8,947,021	16,345,653
Income (loss) from Operations	3,295,805	(6,010,675)

Other Income (Expense)
Interest and other income	559,334	496,312
Interest expense	(244,363)	(348,330)
Total other income, net	314,971	147,982

Income (loss) before income taxes from continuing operations	3,610,776	(5,862,693)

Provision for income taxes	36,715	-

Net income (loss) from continuing operations	3,574,061	(5,862,693)

Preferred stock dividend	(765,625)	(774,132)

Net income (loss) before discontinued operations	2,808,436	(6,636,825)

Loss from discontinued operations, net of tax	-	(595,634)

Net income (loss) attributable to common stock shareholders	$2,808,436	$(7,232,459)

Basic income (loss) per share of common stock:
Continuing operations	$0.02	$(0.06)
Discontinued operations	-	(0.00)
Total basic income (loss) per share of common stock	$0.02	$(0.06)
Diluted income (loss) per share of common stock:
Continuing operations	$0.02	$(0.06)
Discontinued operations	-	(0.00)
Total diluted income (loss) per share of common stock	$0.02	$(0.06)
Weighted average number of shares outstanding
Basic	116,490,584	116,841,148
Diluted	124,029,987	116,841,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total
Balance as of March 31, 2026	1,400,000	$1,400	116,902,624	$116,905	$454,877,083	$(210,453,668)	$(9,586,617)	$234,955,103

Stock based compensation	-	-	160,000	160	299,875	-	-	300,035
Repurchase of common shares (1)	-	-	(27,232)	(27)	(52,801)	-	-	(52,828)
Preferred stock dividends	-	-	-	-	-	(638,021)	-	(638,021)
Dividends accumulated on preferred stock	-	-	-	-	-	(127,604)	-	(127,604)
Net income	-	-	-	-	-	3,574,061	-	3,574,061
Treasury shares purchased	-	-	(1,020,004)	(1,020)	-	-	(2,054,747)	(2,055,767)
Balance as of June 30, 2026	1,400,000	$1,400	116,015,388	$116,018	$455,124,157	$(207,645,232)	$(11,641,364)	$235,954,979

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Total
Balance as of March 31, 2025	1,400,000	$1,400	116,814,190	$116,816	$434,335,782	$(203,862,034)	$(8,565,401)	$222,026,563

Stock based compensation	-	-	426,248	427	787,399	-	-	787,826
Warrant issued for legal settlement	-	-	-	-	7,094,926	-	-	7,094,926
Repurchase of common shares (1)	-	-	(129,611)	(130)	(171,070)	-	-	(171,200)
Preferred stock dividends	-	-	-	-	-	(638,022)	-	(638,022)
Dividends accumulated on preferred stock	-	-	-	-	-	(136,111)	-	(136,111)
Net loss	-	-	-	-	-	(6,458,327)	-	(6,458,327)
Balance as of June 30, 2025	1,400,000	$1,400	117,110,827	$117,113	$442,047,037	$(211,094,494)	$(8,565,401)	$222,505,655

(1)
The Company acquired shares of common stock tendered by employees to satisfy the tax withholding obligations related to the vesting of such shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2026	2025

Cash flow from operating activities:
Net income (loss)	$3,574,061	$(6,458,327)
Loss from discontinued operations, net of tax	-	(595,634)
Net income (loss) from continuing operations	$3,574,061	$(5,862,693)
Adjustments to reconcile net loss to net cash provided by/(used in) operations:
Depreciation and amortization	3,713,954	3,510,021
Debt discount amortization	50,555	136,105
Amortization of contract costs	35,417	-
Stock-based compensation	300,035	787,826
Loss on disposal of assets	-	2,108
Allowance for credit losses	66,903	209,215
Reduction in right of use asset	58,396	185,373
Changes in current assets and liabilities
Accounts receivable	789,767	1,031,348
Prepaid expenses and other current assets	(446,782)	(1,799,076)
Other noncurrent assets	35,417	-
Accounts payable	(1,362,866)	(1,901,345)
Accrued liabilities	(2,033,229)	(2,774,423)
Other noncurrent liabilities	(229,167)	-
Operating lease liability	(122,600)	(197,923)
Net cash provided by/(used in) operating activities	4,429,861	(6,673,464)

Cash flow from investing activities:
Sale of ammunition business assets	-	42,946,905
Purchase of property and equipment	(669,333)	(889,800)
Net cash provided by/(used in) investing activities	(669,333)	42,057,105

Cash flow from financing activities:
Principal payments on note payable - related party	(220,000)	-
Preferred stock dividends paid	(765,625)	(638,022)
Repurchase of common shares	(52,828)	(171,200)
Common stock repurchase plan	(2,040,500)	-
Cash paid for excise taxes related to repurchases of common stock	(7,599)	-
Net cash used in financing activities	(3,086,552)	(809,222)
Cash flow from discontinued operations
Net cash used in operating activities of discontinued operations	-	(1,478,416)
Net cash provided by investing activities of discontinued operations	-	40,013
Net cash used in discontinued operations	-	(1,438,403)
Net increase in cash	673,976	33,136,016
Cash, beginning of period	68,103,395	30,227,796
Cash, end of period	$68,777,371	$63,363,812

(Continued)

OUTDOOR HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended June 30,
	2026	2025

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$780,000	$166,107
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of notes payable - related party in DE Litigation settlement	$-	$51,000,000
Discount on notes payable - related party in DE Litigation settlement	$-	$(28,891,590)
Warrant issued for legal settlement - related party in DE Litigation settlement	$-	$7,094,926
Dividends accumulated on preferred stock	$127,604	$136,111
Accrued excise taxes related to repurchases of common stock	$7,669	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Prior to the sale of the assets of the Ammunition Manufacturing segment in April 2025 (see “Discontinued Operations and Assets Held for Sale” under Note 4), our Ammunition segment manufactured small arms ammunition and their components for the commercial, military, and law enforcement communities. Our manufacturing operations were based out of Manitowoc, Wisconsin. Following the sale of the assets of the Ammunition Manufacturing segment, we continue to conduct operations through a single operating and reportable segment - our online Marketplace.

We changed our name from AMMO, Inc. to Outdoor Holding Company on April 21, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Outdoor Holding Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Accounting Basis

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements and related disclosures reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for the interim periods presented in this report. Additionally, these condensed consolidated financial statements and related disclosures are presented pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures contained in our Annual Report on Form 10-K for the year ended March 31, 2026. The results for the three months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. Pursuant to the rules and regulations of the SEC, we have not included certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP, although we believe that the disclosure included herein is adequate to make the information presented not misleading.

We have a fiscal year-end of March 31st.

Discontinued Operations

In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-20 “Discontinued Operations,” a business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the business is available for immediate sale in its present condition and an active program to locate a buyer has been initiated. Additionally, the sale must be probable to occur during the next twelve months at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn. A business classified as held

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate. Assets held for sale are not depreciated or amortized.

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

During the year ended March 31, 2025, our Board of Directors (the "Board of Directors" or "Board") initiated a formal review of strategic alternatives for the Company. This review of strategic alternatives resulted in the decision to sell the assets of our Ammunition segment. Additionally, we determined the ultimate disposal represented a strategic shift that would have a major effect on our operations and financial results. As such, the results of the Ammunition segment are presented as discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025. On January 20, 2025, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Olin Winchester, LLC (the “Buyer”), to sell the Ammunition Manufacturing Business (as defined in Note 4) for consideration of $75.0 million, subject to customary adjustments for estimated net working capital and real property costs and pro-rations. The transaction was completed on April 18, 2025.

Unless otherwise noted, all amounts and disclosures included in these notes to the condensed consolidated financial statements reflect only our continuing operations. Refer to Note 4, "Discontinued Operations and Assets Held for Sale," for additional details on discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for credit losses, valuation of deferred tax assets, useful lives of assets, stock-based compensation, impairment of goodwill, impairment of long-lived assets and warrant-based compensation.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a quantitative assessment for impairment. Under the quantitative goodwill impairment test, if a reporting unit's carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill. As of June 30, 2026 and March 31, 2026, we had a goodwill carrying value of $90,870,094. No impairment was recognized for the three months ended June 30, 2026 and 2025.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flow, we consider highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three months ended June 30, 2026 and 2025.

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

FFL transfer revenue is a fee charged for each FFL transaction. The fee can vary depending on the seller's membership status. The performance obligation is to process the transactions as initiated by the customer. Revenue is recognized at a point in time when the transaction is processed.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

order as negotiated by a media broker. If the number of impressions promised is not generated, the customer receives a refund and the refund is applied to the transaction price. Revenue is recognized at a point in time at the end of the selected month.

For the three months ended June 30, 2026 and 2025, no customers comprised more than 10% of total revenues. As of June 30, 2026 and March 31, 2026, no customers comprised more than 10% of accounts receivable.

Advertising Costs

Marketplace advertising costs are expensed as they are incurred and recorded in cost of revenues. We incurred advertising expenses of $168,249 and $64,235 for the three months ended June 30, 2026 and 2025, respectively.

Leases

We determine if an arrangement is a lease at inception of the contract. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases with an initial term of twelve months or less are not recorded on the balance sheet; instead, we recognize lease expense for these leases on a straight-line basis over the lease term. We do not account for lease components (e.g., fixed payments to use the underlying lease asset) separately from the non-lease components (e.g., fixed payments for common-area maintenance costs and other items that transfer a good or service). Some of our leases include variable lease payments, which primarily result from changes in consumer price and other market-based indices, which are generally updated annually, and maintenance and usage charges. These variable payments are excluded from the calculation of our lease assets and lease liabilities.

We utilize the interest rate implicit in the lease to determine the lease liability when the interest rate can be determined. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

Property and Equipment, net

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

Internal Use Software Costs

Platform development costs, including direct labor, are capitalized and amortized over an estimated useful life of three years, and are included in property and equipment, net on the consolidated balance sheets. During the three months ended June 30, 2026 and 2025, we capitalized $0.7 million and $0.9 million, respectively, of development costs. Amortization of previously capitalized amounts was $0.7 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively.

Costs related to the design or maintenance of internal use software are expensed as incurred.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2026 and March 31, 2026. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable and notes due to related parties. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. The carrying value of the term debt approximates fair value because it bears interest at interest rates similar to debt instruments with similar features.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2026 and March 31, 2026, our bank account balances exceeded federally insured limits; however, we have not incurred losses related to these deposits.

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

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (the"FASB") issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. This ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The adoption of this ASU on April 1, 2026 did not have a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement expenses (Subtopic 220-40). This ASU requires disclosure about significant expense categories, including but not limited to, inventory purchases, employee compensation, depreciation, amortization and selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. This ASU is applicable to our fiscal year ending March 31, 2027. The transition method may be either prospective or retrospective. We are currently evaluating the impact on our consolidated financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. This ASU is applicable to our fiscal year beginning April 1,

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2028, with early adoption permitted. The transition method may be prospective, modified, or retrospective. We are currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11 to amend the guidance in Interim Reporting (Topic 270). The amendments in this update clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. This update is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. This ASU is applicable to our fiscal year beginning April 1, 2028, and we do not expect it to have a material effect on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying condensed consolidated financial statements. As new accounting pronouncements are issued, we will evaluate them and adopt those that are applicable under the circumstances.

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

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)
Numerator:
Net income (loss) from continuing operations	$3,574,061	$(5,862,693)
Less: Preferred stock dividends	(765,625)	(774,132)
Net income (loss) before discontinued operations	$2,808,436	$(6,636,825)
Net loss from discontinued operations, net of tax	—	(595,634)
Net income (loss) attributable to common stock shareholders	$2,808,436	$(7,232,459)

Denominator:
Weighted average shares of common stock - basic	116,490,584	116,841,148
Effect of dilutive common stock purchase warrants	7,305,107	-
Effect of dilutive equity incentive awards	234,296	-
Weighted average shares of common stock - diluted	124,029,987	116,841,148

Basic income (loss) per share attributable to common stock shareholders:
Continuing operations	$0.02	$(0.06)
Discontinued operations	$-	$-
Total basic income (loss) per share attributable to common stock shareholders	$0.02	$(0.06)

Diluted income (loss) per share attributable to common stock shareholders:
Continuing operations	$0.02	$(0.06)
Discontinued operations	$-	$-
Total diluted income (loss) per share attributable to common stock shareholders	$0.02	$(0.06)

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the number of shares excluded from the calculation of diluted net income (loss) per share attributable to common stockholders:

	For the Three Months Ended June 30,
	2026	2025

Common stock options	400,000	400,000
Non-vested stock awards	-	-
Warrants	-	8,720,345
Total shares excluded from net income (loss) per share attributable to common stock shareholders	400,000	9,120,345

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

Financial Information of Discontinued Operations

There was no activity related to discontinued operations subsequent to June 30, 2025. Accordingly, the Company has not presented results of discontinued operations for the three months ended June 30, 2026. The following table summarizes the results of operations of the Ammunition segment that are reported as discontinued operations:

For the Three Months Ended June 30,
2025(1)

Net revenues(2)	$752,762
Cost of revenues	1,599,202
Gross profit	(846,440)

Operating expenses
Selling and marketing	15,819
Corporate general and administrative	232,104
Employee salaries and related expenses	84,502
Depreciation and amortization expense	-
Total operating expenses	332,425
Loss from operations	(1,178,865)
Total other income/(expense)	583,231
Loss from discontinued operations before income taxes	(595,634)
Benefit for income taxes	-
Loss from discontinued operations, net of tax	$(595,634)
(1)
Reflects results from April 1, 2025 through April 18, 2025 only.
(2)
Included in revenue for the three months ended June 30, 2025 are excise taxes of $27,185.

Capital expenditures related to discontinued operations were $40,000 for the three months ended June 30, 2025.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable, net

The following presents a reconciliation of our allowance for credit losses for the period presented:

April 1, 2026	$2,362,847
Increase in allowance	93,132
Write-off of uncollectible amounts	(112,461)
June 30, 2026	$2,343,518

Property and Equipment, net

Property and equipment consisted of the following at June 30, 2026 and March 31, 2026:

	June 30, 2026	March 31, 2026
Furniture and fixtures	$19,792	$19,792
Software and equipment	11,831,450	10,961,170
Construction in progress	669,077	870,025
Total property and equipment	$12,520,319	$11,850,987
Less accumulated depreciation	(5,616,501)	(4,923,119)
Net property and equipment	$6,903,818	$6,927,868

Depreciation expense for the three months ended June 30, 2026 and 2025 totaled $693,383 and $479,663, respectively, and was included in depreciation and amortization expenses in operating expenses on the condensed consolidated statements of operations.

Accrued Liabilities

At June 30, 2026 and March 31, 2026, accrued liabilities were as follows:

	June 30, 2026	March 31, 2026
Accrued bonus program	$330,950	$1,228,300
Accrued professional fees	623,212	1,186,801
Accrued payroll	345,869	440,070
Other accruals	851,951	536,178
Accrued contingency	—	200,000
Accrued interest	63,808	650,000
Accrued liabilities	$2,215,790	$4,241,349

NOTE 6 – LEASES

We lease office space in Scottsdale, AZ and Atlanta, GA under contracts we classify as operating leases. None of our leases are financing leases. The Scottsdale office lease has an expiration date of December 31, 2028 and does not include a renewal option. The Atlanta office lease has an expiration date of May 31, 2027.

On September 17, 2025, we signed a lease for 2,660 square feet of mixed-use warehouse space in Marietta, GA. The lease commenced on October 1, 2025 and expires in October 2028.

Consolidated lease expense for the three months ended June 30, 2026 was $158,462, including $149,778 of operating lease expense and $8,684 of other lease associated expenses such as association dues, taxes, utilities, and other month-to-month rentals. Consolidated lease expense for the three months ended June 30, 2025 was $149,659, including $135,734 of operating lease expense and $13,925 of other lease associated expenses such as association dues, taxes, utilities, and other month-to-month rentals.

The weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2026 were 1.5 years and 10.0%, respectively.

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancellable leases as of June 30, 2026, are as follows:

Years Ended March 31,
2027(1)	$455,634
2028	402,822
2029	268,255
Total Lease Payments	1,126,711
Less: Amount Representing Interest	(116,828)
Present Value of Lease Liabilities	$1,009,883
(1)
This amount represents future lease payments for the remaining three months of fiscal year 2027. It does not include any lease payments for the three months ended June 30, 2026.

NOTE 7 – PREFERRED STOCK

Our authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share.

On May 18, 2021, we filed a Certificate of Designations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware to establish the preferences, voting powers, limitations as to dividends or other distributions, qualifications, terms and conditions of redemption and other terms and conditions of the 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock").

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

As of May 18, 2026, we may, at our sole option, redeem the Series A Preferred Stock at any time or from time to time, for a cash redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon to, but not including, the date fixed for redemption. The right of redemption is at the sole discretion of the Company, with no mandatory redemption or any other redemption rights vested in the Series A Preferred Stock.

The following is a summary of the dividends paid on the Series A Preferred Stock in the three months ended June 30, 2026 and 2025.

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 13, 2026	June 1, 2026	March 15, 2026 - June 14, 2026	June 15, 2026	$765,625	$0.54687500

Preferred dividends accumulated as of June 30, 2026 were $127,604.

Dividend Declaration Date	Record Date	Dividend Period	Dividend Payment Date	Dividend Amount	Per Share Amount
May 15, 2025	May 31, 2025	March 15, 2025 - June 14, 2025	June 16, 2025	$765,625	$0.54687500

Preferred dividends accumulated as of June 30, 2025 were $136,111.

NOTE 8 – CAPITAL STOCK

Our authorized capital stock consists of 200,000,000 shares of common stock with a par value of $0.001 per share.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

funded from the Company’s existing cash balances, future operating cash flow, or other legally available funds.

During the three months ended June 30, 2026, we repurchased 1,020,004 shares of common stock, costing $2.0 million in the aggregate, including broker commissions and fees. The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of stock repurchases. During the three months ended June 30, 2026, the excise tax on the net share repurchases was not material.

As of June 30, 2026, the share repurchase program had $12.0 million in remaining authorized funds.

Warrants

Warrants Issued During the Periods Presented

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

Summary of Warrants Outstanding

At June 30, 2026, outstanding and exercisable stock purchase warrants consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding at April 1, 2026	20,100,000	$1.28	4.35
Granted	—	—	—
Exercised	—	—	—
Forfeited or cancelled	—	—	—
Outstanding at June 30, 2026	20,100,000	$1.28	4.10
Exercisable at June 30, 2026	7,100,000	$1.78	3.87

As of June 30, 2026, we had outstanding warrants to purchase 20,100,000 shares of common stock. Each warrant provides the holder the right to purchase shares of our common stock at a predetermined exercise price per share. The outstanding warrants consist of (1) warrants to purchase 100,000 shares of common stock at an exercise price of $0.01 per share until December 2026; (2) warrants to purchase 7,000,000 shares of common stock at an exercise price of $1.81 per share until May 2030; and (3) warrants to purchase 13,000,000 shares of common stock at an exercise price of $1.00 per share until September 2030.

2017 Equity Incentive Plan

In October 2017, our Board of Directors approved the 2017 Equity Incentive Plan (the "2017 Plan"). The 2017 Plan initially permitted the issuance of equity-based instruments covering up to a total of 485,000 shares of common stock. Our Board of Directors and shareholders approved an increase of 4,515,000 shares in October 2020, an additional increase of 1,000,000 shares in March 2023, and an additional increase of 3,000,000 shares in February 2024, bringing the total shares available for issuance under the 2017 Plan to 9,000,000. The 2017 Plan was terminated with respect to future awards on August 29, 2025.

2025 Long-Term Incentive Plan

On July 2, 2025, our Board of Directors approved the 2025 Long-Term Incentive Plan (the "2025 Plan"), and our shareholders adopted the 2025 Plan at our Annual Meeting of Stockholders on August 29, 2025. The 2025 Plan permits the issuance of equity-based awards to plan participants representing up to a total of 10,000,000 shares of common stock. As of June 30, 2026, there were 9,052,260 shares available to be issued under the 2025 Plan.

Options Granted

During the year ended March 31, 2024, we granted stock options (“Options”) to purchase 400,000 shares of our common stock. The Options have a term of ten years. The vesting of the Options was accelerated to be fully vested

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

on May 30, 2025 upon the execution of a separation agreement with our former Chief Executive Officer. As such, we recognized the remaining expense of $48,725 related to the Options during the three months ended June 30, 2025.

The following is a summary of our stock option activity during the three months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Outstanding, April 1, 2026	400,000	$2.08	$1.50	7.32
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled/Forfeited	-	-	-	-
Outstanding, June 30, 2026	400,000	$2.08	$1.50	7.07

As of June 30, 2026, there was no unrecognized compensation expense related to unvested stock options.

Stock Awards

A summary of stock award activity for the three months ended June 30, 2026 under the 2025 Plan is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at April 1, 2026	555,000	$1.54
Granted	124,250	2.08
Released	(160,000)	1.53
Forfeited	(10,000)	2.08
Outstanding at June 30, 2026	509,250	$1.67

As of June 30, 2026, there was $662,203 of unrecognized compensation expense related to unvested stock awards, which is expected to be recognized over a weighted-average period of approximately 0.62 years.

NOTE 9 – INTANGIBLE ASSETS

Amortization expense related to our intangible assets for the three months ended June 30, 2026 and 2025 was $3,020,571 and $3,030,358, respectively.

Intangible assets consisted of the following:

	Weighted Average Remaining Life	As of
		June 30, 2026	March 31, 2026
Tradename	9.83	$76,532,389	$76,532,389
Customer List	4.83	65,252,802	65,252,802
Intellectual Property	4.83	4,224,442	4,224,442
Other Intangible Assets	13.75	486,017	486,017
Gross Intangible Assets		146,495,650	146,495,650
Accumulated Amortization – Intangible Assets		(62,626,168)	(59,605,597)
Net Intangible Assets		$83,869,482	$86,890,053

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Annual amortization of intangible assets for the next five fiscal years are as follows:

Years Ended March 31,	Estimates for Fiscal Year
2027 (1)	$9,043,826
2028	12,058,435
2029	12,058,435
2030	12,058,435
2031	12,058,435
Thereafter	26,591,916
Annual amortization of intangible assets	$83,869,482
(1)
This amount represents future amortization for the remaining nine months of fiscal year 2027. It does not include any amortization for the three months ended June 30, 2026.

NOTE 10 – SEGMENTS

We define our segments as those operations whose results our chief operating decision maker ("CODM") reviews to analyze performance and allocate resources. We report our financial performance based on one segment.

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

The following table presents consolidated EBITDA for our single reportable segment:

	For the three months ended June 30,
	2026	2025

Net revenues	$14,480,654	$11,857,376
Cost of revenues	(2,237,828)	(1,522,398)
Selling and marketing	(28,693)	(56,531)
Corporate and administrative	(2,891,091)	(7,337,936)
Employee salaries and related expenses	(2,313,283)	(5,441,165)
Consolidated EBITDA	7,009,759	(2,500,654)
Adjustments and reconciling items:
Depreciation and amortization	(3,713,954)	(3,510,021)
Other income	559,334	496,312
Interest expense	(244,363)	(348,330)
Gain on the extinguishment of debt	—	—
Provision for income taxes	(36,715)	—
Net income (loss) from continuing operations	$3,574,061	$(5,862,693)

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The income tax provision effective tax rate was 1.0% and zero for the three months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026, the effective tax rate differed from the U.S. federal statutory rate primarily due to recording a full valuation allowance against our U.S. federal and state deferred tax assets. During the three months ended June 30, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance. We recorded a full valuation allowance against our U.S. federal and state net deferred tax assets as we concluded it is more likely than not that the net deferred tax assets will not be realized.

We have net operating loss ("NOL") carryforwards generated in various years beginning in the year ended March 31, 2023. These NOLs are subject to examination in the future in connection with the tax returns on which the NOL carryfowards are utilized to reduce taxable income.

Our tax periods ended March 31, 2022, 2023, 2024, 2025 and 2026 are subject to audit.

NOTE 12 – RELATED PARTY TRANSACTIONS

$12M Note Payable

In April 2023, Steven F. Urvan filed a lawsuit against us and certain of our directors, former directors, employees, former employees, and consultants, related to our acquisition of GunBroker.com and certain affiliated companies. At the time the lawsuit was filed, Mr. Urvan was a member of the Board of Directors and our largest stockholder. Mr. Urvan now serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. In May 2023, the Board of Directors established a special committee to address the litigation initiated by Mr. Urvan, as well as a separate lawsuit subsequently filed by us against Mr. Urvan (the lawsuit filed by Mr. Urvan together with the lawsuit filed by us, the “Delaware Litigation”).

On May 21, 2025, we entered into a Settlement Agreement (the “2025 Settlement Agreement”), by and among the Company, SpeedLight Group I, LLC, a wholly owned subsidiary of the Company, Mr. Urvan, and certain former members of the Board of Directors relating to the settlement of the Delaware Litigation. As partial consideration for the settlement in the Delaware Litigation described above, on May 30, 2025, pursuant to the 2025 Settlement Agreement we issued to Mr. Urvan's affiliated designee, an unsecured promissory note for a principal amount of $12.0 million (“Note 1”). Note 1 bears interest at 6.50% per annum (subject to a 2.00% increase during an event of default), which interest is payable to the holder annually on May 30. The unpaid principal balance of Note 1 and all accrued and unpaid interest thereon is due on May 30, 2037.

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

We evaluated Note 1 in accordance with ASC 470, Debt ("ASC 470"). Note 1 was initially recorded at its calculated fair value of $9,866,679 with a resulting debt discount recorded of $2,133,321. Note 1 fair value was calculated as the net present value using a discount rate of 9.40%. The debt discount will be amortized over the life of the note using the effective interest rate method.

During the three months ended June 30, 2026 and 2025, we recorded interest expense on Note 1 of $244,363 and $81,955, respectively.

During the three months ended June 30, 2026, we made the required $1.0 million payment, which included principal of $220,000 and interest of $780,000.

$39M Note Payable

As partial consideration for the settlement in the Delaware Litigation described above, on May 30, 2025, pursuant to the 2025 Settlement Agreement, we also issued to Mr. Urvan's affiliated designee, an unsecured promissory note in a principal amount of $39.0 million (“Note 2” and together with Note 1, the “Notes”). Note 2 bore interest at 4.62% per annum (subject to a 2.00% increase during an event of default), which was payable to the holder annually on the Interest Payment Date. The unpaid principal balance of Note 2 and all accrued and unpaid interest

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

thereon was due on May 30, 2035.

Pursuant to the terms of Note 2, we were required to make annual prepayments of the outstanding principal amount on Note 2 equal to $1.95 million on each Interest Payment Date. We had the right to prepay, prior to May 30, 2035, all or any part of the principal or interest of Note 2 without penalty. In addition, the holder could not request early repayment of Note 2 prior to May 30, 2027. We also had the option, at any time prior to May 30, 2026 (unless extended by mutual consent of the holder and us), to prepay all, but not less than all, of the then-outstanding principal amount of Note 2 and accrued and unpaid interest thereon in exchange for the issuance of the Additional Warrant (as defined below), provided that we must first obtain shareholder approval of the issuance of the Additional Warrant and the Additional Warrant Shares pursuant to Nasdaq Listing Rule 5635 (the "Prepayment Option"). Upon issuance of the Additional Warrant, all remaining obligations under Note 2 would be deemed satisfied with the same force and effect as a prepayment of all principal and accrued and unpaid interest under Note 2. Any optional prepayment by us, whether in cash or by issuance of the Additional Warrant, was required to be approved by a majority vote of the independent and disinterested members of the Board of Directors as then constituted.

We evaluated Note 2 in accordance with ASC 470. Note 2 was initially recorded at its calculated fair value of $12,105,624 with a resulting debt discount recorded of $26,894,376. Note 2 was valued using a Binomial Lattice Model with a 9.60% discount rate and a 70% volatility along with a probability of exercise of the Prepayment Option. The debt discount would be amortized over the life of the note using the effective interest rate method. We also evaluated the option to call Note 2 by issuing the Additional Warrant Shares in accordance with ASC 815. We determined that the call option was not clearly and closely related to the debt host, therefore, the call option was not required to be bifurcated.

On September 17, 2025, the independent and disinterested members of the Board of Directors approved the exercise of the Prepayment Option and we issued the Additional Warrant in satisfaction of Note 2.

During the three months ended June 30, 2025, we recorded interest expense on Note 2 of $266,375.

Warrants

7M Warrant

As partial consideration of the Delaware Litigation, we issued to an affiliated designee of Mr. Urvan, a warrant (the “Warrant”) to purchase 7.0 million shares of common stock (the "Warrant Shares"). The Warrant has a five-year term and an exercise price of $1.81 per share. The warrant is exercisable at the holder's direction.

Pursuant to the terms of the Warrant, the Warrant shares may not, subject to certain exceptions, be sold, assigned, transferred or otherwise distributed without prior approval from a majority of the disinterested and independent members of the Board of Directors, provided that on each of the first three anniversaries after May 30, 2025, the holder may transfer 25% of the total issuable shares under the Warrant.

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

Additional Warrant

On September 17, 2025, the independent and disinterested members of the Board of Directors approved the exercise of the Prepayment Option with respect to all of the then-outstanding principal amount of Note 2 and accrued and unpaid interest thereon, and in satisfaction of Note 2 we issued a warrant ("Additional Warrant") to purchase 13.0 million shares of common stock (the "Additional Warrant Shares") to an affiliate designee of Mr. Urvan. The Additional Warrant has a five-year term and an exercise price of $1.00 per share. Pursuant to the terms of the Additional Warrant, the warrant is exercisable at the holder’s discretion, in whole or in part, on or after September 17, 2026, provided that the Additional Warrant automatically becomes exercisable in certain circumstances, such as bankruptcy, liquidation, termination of the business or other similar events, as well as upon consummation of any Extraordinary Transaction (as defined in the warrant agreement).

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective July 12, 2024, the letter of credit with Northern Trust was extended until July 26, 2025. Effective July 7, 2025 the letter of credit was moved to Sunflower Bank with an expiration date of July 7, 2026. The term of the certificate of deposit is twelve months and includes interest of approximately 4%. On July 7, 2026, the letter of credit with Sunflower bank was renewed until July 7, 2027. Per the terms of the merger agreement pursuant to which we acquired Gemini Direct Investments, LLC ("Gemini") and the GunBroker e-commerce marketplace in 2021, Mr. Urvan was required to indemnify any losses related to the underlying judgment if the appeal is unsuccessful. As a function of the Settlement Agreement, the losses related to the judgment are no longer indemnified by Mr. Urvan.

Tenor Litigation

Pursuant to the merger agreement with Gemini, Mr. Urvan was granted sole and exclusive control over the prosecution, defense and settlement of certain designated litigation matters, including the litigation captioned GunBroker.com, LLC v. Tenor Capital Partners, No. 1:20-CV-00613 (N.D. GA.) (the "Tenor Litigation"), and the right to receive any amounts recovered by or awarded to us with respect to such matters. In addition, the merger agreement with Gemini required Mr. Urvan to indemnify, defend, hold harmless and reimburse us with respect to designated matters, including the Tenor Litigation. Subsequently, pursuant to the 2025 Settlement Agreement, we released Mr. Urvan from certain of these indemnification, defense and hold harmless obligations under the Gemini merger agreement. In April 2026, the United States Court of Appeals for the Eleventh Circuit reversed the district court's grant of summary judgment on a breach of fiduciary duty claim asserted by GunBroker in the Tenor Litigation and remanded that claim for further proceedings.

In June 2026,we and our subsidiary SpeedLight Group I, LLC entered into a side letter agreement with Mr. Urvan confirming that his right to control the prosecution, defense, and settlement of the Tenor Litigation was not extinguished by the 2025 Settlement Agreement and clarifying that, consistent with the intent of the merger agreement and the 2025 Settlement Agreement, (i) Mr. Urvan is solely responsible for all costs, fees and expenses incurred in connection with the prosecution, defense and settlement of the Tenor Litigation, (ii) we have no obligation to fund, advance, reimburse or indemnify any cost, expense or liability arising from or related to the Tenor Litigation, and (iii) Mr. Urvan may not settle the Tenor Litigation on terms that would result in any obligation or restriction binding upon us or our subsidiaries without the prior written consent of the independent and disinterested members of the Board of Directors. The side letter does not amend the merger agreement with Gemini or the 2025 Settlement Agreement and does not revive or reinstate any indemnification or similar obligations of Mr. Urvan that were released pursuant to the 2025 Settlement Agreement. If Mr. Urvan determines to pursue a damage claim for breach of fiduciary duty in the full amount permitted by applicable law, such amount is likely to exceed the $120,000 disclosure threshold of Item 404 of Regulation S-K. The side letter was reviewed and approved by the Company's Audit Committee.

NOTE 13 – REVOLVING LOAN

On December 29, 2023, we entered into a Loan and Security Agreement (the "Sunflower Agreement") by and among the Company and the other borrowers party to the Sunflower Agreement, the lenders party thereto (collectively, the "Lenders") and Sunflower Bank, N.A., as administrative agent and collateral agent (the “Agent”), pursuant to which the Lenders provided us a revolving loan ("Revolving Loan") in the principal amount of the lesser of (a) $20.0 million and (b) the borrowing base (a formula based on certain amounts owed to borrower for goods sold or services provided and eligible inventory). The proceeds of loans under the Sunflower Agreement could be used for working capital, general corporate purposes, permitted acquisitions, to pay fees and expenses incurred in connection with the Revolving Loan, and to fund our general business requirements.

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

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

benefit of Lenders, an origination fee, prepayment fee, unused facility fee, collateral monitoring fee and Lender expenses.

On April 18, 2025, we entered into a Consent and Second Amendment to the Sunflower Agreement (the "Second Sunflower Loan Amendment"). Pursuant to the Second Sunflower Loan Amendment, we and the Agent agreed to, among other things: (i) release the Agent’s security interest in all collateral securing our obligations under the Sunflower Agreement upon consummation of the sale of the Ammunition Manufacturing Business; (ii) reduce all amounts available under the Revolving Loan to zero dollars as of the effective date of the Second Sunflower Loan Amendment; (iii) enter into an Amended and Restated Revolving Line Promissory Note in the amount of $5.0 million, representing 100% of the Revolving Line Commitment (as defined in the Sunflower Agreement) available under the Sunflower Agreement, executed by us in favor of Agent as of the effective date of the Second Sunflower Loan Amendment; and (iv) certain other amendments to our customary covenants and obligations under the Sunflower Agreement that only take effect in the event the Revolving Line Availability (as defined in the Sunflower Agreement) is greater than zero dollars.

Upon signing of the Second Sunflower Loan Amendment, the Revolving Line Availability was reduced to zero dollars and will remain at zero dollars unless we provide the Agent with a security interest in new collateral or otherwise further amend the Sunflower Agreement.

Effective April 1, 2026, we terminated the Sunflower Agreement and did not incur an early termination penalty. The facility had no outstanding balance at the time of termination, no collateral, and the termination does not materially impact our liquidity or capital resources. As a result of the termination, we are no longer subject to any of the debt covenants imposed under the Sunflower Agreement.

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

Vista

On July 28, 2025, Vista Outdoor Sales, LLC d/b/a The Kinetic Group Sales ("Vista") filed a civil action against us in the United States District Court for the District of Minnesota alleging a breach of contract from an OEM Supplier and Ammunition Purchase Option Agreement dated August 9, 2021. After our divestiture of the Ammunition Manufacturing Business, we could no longer purchase ammunition manufacturing components.

On November 21, 2025, we entered into a Settlement Agreement and Mutual Release (the “Vista Settlement and Release”) with Vista to resolve the matter. Under the terms of the Vista Settlement and Release, we agreed to pay Vista an aggregate of $2.75 million in cash in twelve equal quarterly installments, with the first installment due December 1, 2025 and subsequent installments due quarterly. Vista was required to dismiss the lawsuit with prejudice in return for a release of all claims relating to the matter.

As of June 30, 2026, we had a liability of $2.1 million, $0.9 million of which is recorded in accounts payable and $1.2 million of which is recorded in other long-term liabilities on the condensed consolidated balance sheet. During the three months ended June 30, 2026, we made payments of $0.2 million in accordance with the Vista Settlement and Release.

Wieland

On May 20, 2026, we entered into a Settlement Agreement and Release (the "Wieland Settlement and Release") with Wieland Rolled Products North America Buffalo, Inc. (“Wieland”) to resolve disputes and claims arising out of or relating to cancellation of purchase orders in connection with our sale of the Ammunition

OUTDOOR HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Manufacturing Business.

Under the terms of the Wieland Settlement and Release, we paid Wieland $0.2 million in cash on June 1, 2026. The parties agreed to mutual releases of all claims relating to the matter. The related purchase order, order acknowledgments, and standard terms and conditions of sale were terminated and cancelled as a function of the settlement. The Wieland Settlement and Release did not constitute an admission of liability or fault by either party.

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

There were no other known contingencies as of June 30, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are any statements that refer to our estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flow, capital resources, dividends and liquidity; competition; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth, including our plan to expand our e-commerce platform; our ability to attract new customers and retain existing customers; our ability to accurately forecast future revenues and appropriately plan our expenses; our expectations regarding future revenues; our ability to attract and retain qualified employees and key personnel; our stock repurchase program; future regulatory, judicial and legislative changes; and the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months. In addition, forward-looking statements also include statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” "hope," and similar expressions or the negative of such terms or other comparable terminology.

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
•
the success of our recent platform enhancements, including the integration with Master FFL and the deployment of a proprietary AI-powered listing tool;
•
our ability to retain and grow our customer base of buyers and sellers on the GunBroker Marketplace;
•
the impact of lawsuits, including product liability claims, securities class action lawsuits, stockholder derivative suits and enforcement actions by regulatory authorities;
•
the impact of generative artificial intelligence on our business, operations and competitive position;
•
risks related to the operation, development and regulation of our payments system and financial services offerings;
•
our ability to maintain effective internal control over financial reporting;
•
reputational harm resulting from the Special Committee Investigation, the SEC Investigation and the restatement of our financial statements;
•
investor perceptions regarding the reliability of our historical financial statements following the restatement, which could adversely affect our access to capital markets and the market price of our securities;
•
our reliance on relationships with third party vendors and marketplace participants;
•
the impact of adverse economic market conditions, including from social and political factors;
•
our ability to meet our future capital requirements;
•
the effect of security breaches on our information systems and other disruptions;
•
our ability, and the ability of the third parties with whom we work, to comply with evolving obligations related to data privacy and security;
•
the impact of our obligation to indemnify our current and former directors, officers and employees in connection with litigation and other actions;
•
our ability to retain and recruit key personnel;
•
the intense competition in the markets in which we operate and our ability to compete within our markets;

•
changes in laws, government regulations and policies and interpretations thereof, including those specifically applicable to the sale of firearms and ammunition, and adverse changes to interpretations of the Second Amendment;
•
our ability to develop and maintain our brand cost-effectively;
•
our ability to adequately protect our intellectual property rights, including the costs of litigation, the diversion of our management’s time and attention and the impacts of any resulting loss of a competitive advantage;
•
war, terrorism, civil unrest, and natural or manmade disasters that may disrupt our operations or the markets in which we operate;
•
the loss of relationships with retailers and distributors;
•
fluctuations in our financial results due to factors beyond our control; and
•
the other factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2026 and our other reports filed with the SEC.

Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended June 30, 2026, (ii) the audited consolidated financial statements and notes thereto for the year ended March 31, 2026 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 22, 2026 (the "Form 10-K") and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of March 31, 2026, all amounts herein are unaudited. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Holding Company (formerly AMMO, Inc.) and its consolidated subsidiaries.

Overview

Outdoor Holding Company is the owner of the GunBroker Marketplace ("GunBroker" or the "Marketplace"), a leading online marketplace serving the firearms and shooting sports industries. Through our Marketplace, we allow third party sellers to list items consisting of firearms, hunting gear, fishing equipment, outdoor gear, collectibles, and much more, while facilitating compliance with federal and state laws that govern the sale of firearms and other restricted items. This allows our base of over 8.9 million users to follow ownership policies and regulations through a network of federally licensed firearms dealers ("FFLs") who serve as transfer agents. The nature and operation of the Marketplace as an online auction and sales platform also affords us a unique view into the total domestic market for the purpose of understanding sales trends at a granular level across all elements of the outdoor sports and shooting space. We generate revenue from marketplace fees, which include marketplace revenue, marketplace service fee revenue, advertising campaign revenue, FFL transfer revenue, and shipping revenue. Our key strategic initiatives include: launching universal payment processing to facilitate electronic transactions, decrease transaction friction, increase gross merchandise value ("GMV"), improve the user experience with the use of AI, and accelerate user adoption; deploying capital opportunistically by repurchasing shares; further streamlining the business to increase operational efficiency and reduce operational costs; and implementing further user enhancements to the platform with new tools, analytics, and personalization features to deliver best-in-class buyer and seller experiences. As part of our key strategic initiatives, we invested in a platform integration with Master FFL beginning in November 2025. Master FFL integration allows us to provide platform users access to a larger network of FFL dealers, centralizing FFL dealer verification and compliance, and allowing streamlined firearm transfers through automatic verification of federally-licensed firearm dealers.

Recent Developments

Settlement of SEC Investigation

As previously disclosed, we were subject to an investigation by the SEC relating to certain accounting, disclosure, and internal control issues primarily arising during periods prior to the tenure of our current management team (the "SEC Investigation"). We made an Offer of Settlement to the SEC, and on December 15, 2025, the SEC instituted settled cease-and-desist proceedings that fully resolved the investigation. We consented to the entry of the cease-and-desist order (the “SEC Order”) without admitting or denying the SEC’s findings, except as to jurisdiction.

Under the terms of the settlement, the SEC did not impose any civil penalty or monetary sanction. We agreed to cease and desist from committing or causing any future violations of certain provisions of the federal securities laws and related rules. The SEC’s findings relate primarily to historical disclosure failures, accounting misstatements, non-GAAP financial metric disclosures, and deficiencies in internal accounting controls during the period from August 2020 through July 2023. As part of the SEC settlement, we agreed to undertakings requiring us to engage a third-party compliance consultant to review and make recommendations concerning the remediation of material weaknesses in internal control over financial reporting. We are required to cooperate fully with the consultant, adopt and implement the consultant’s recommendations within two years of the SEC Order, and provide written certifications of compliance to the SEC staff.

We began significant remediation efforts prior to the settlement and continued those efforts following the resolution of the SEC matter. These actions included, among other measures, conducting an independent internal investigation, restating affected historical financial statements, replacing prior senior leadership, expanding and enhancing the accounting and external reporting function, retaining external accounting and internal control advisors, strengthening policies and procedures related to expense classification, capitalization, and stock-based compensation, enhancing period-end close and reconciliation controls, establishing a formal disclosure committee, and implementing a more robust process for identifying and disclosing related-party transactions. In July 2026, we delivered a certification and supporting documentation to the SEC Staff that, in the Company’s opinion, it had fully complied with the undertakings concerning the remediation of material weaknesses in internal control over financial reporting as required by the SEC Order. The SEC Staff is currently evaluating the Company’s certification and supporting documentation.

The settlement with the SEC did not result in any civil penalty or disgorgement and, accordingly, did not have any direct adverse impact on our liquidity or capital resources. However, we incurred, and expect to continue to incur, costs related to compliance with the settlement undertakings and indemnification of three former directors and officers. These costs include fees and expenses associated with the compliance consultant and internal control remediation activities, along with advancement of legal expenses to former directors and officers against whom the SEC has instituted a separate enforcement action. These costs may be material in individual reporting periods but are not expected to impair our ability to meet our obligations or execute our business strategy.

Management believes that the resolution of the SEC Investigation eliminates a significant source of uncertainty and allows us to focus on operating our business, enhancing our control environment, and pursuing our strategic objectives.

Results of Operations

The following table presents summarized financial information taken from our unaudited condensed consolidated statements of operations for the three months ended June 30, 2026, compared with the three months ended June 30, 2025:

	For the Three Months Ended June 30,
	2026	2025
	(unaudited)
Net revenues	$14,480,654	$11,857,376
Cost of revenues	2,237,828	1,522,398
Gross profit	12,242,826	10,334,978
Operating expenses	8,947,021	16,345,653
Income (loss) from operations	3,295,805	(6,010,675)
Other income (expense)
Other income, net	314,971	147,982
Income (loss) before provision for income taxes from continuing operations	3,610,776	(5,862,693)
Provision for income taxes	36,715	—
Net income (loss) from continuing operations	$3,574,061	$(5,862,693)

Non-GAAP Financial Measures

We analyze operational and financial data to evaluate our business, allocate our resources, and assess our performance. In addition to total net sales, net income (loss), and other results under accounting principles generally accepted in the United States ("GAAP"), the following information includes key operating metrics and non-GAAP financial measures that we use to evaluate our business. We believe that these measures are useful for period-to-period comparisons of our performance. We have included these non-GAAP financial measures in this Form 10-Q because they are key measures management uses to evaluate our operational performance, produce future strategies for our operations, and make strategic decisions, including those relating to operating expenses and the allocation of our resources. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

Adjusted EBITDA

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)
Reconciliation of GAAP net income (loss) from continuing operations to Adjusted EBITDA
Net income (loss) from continuing operations	$3,574,061	$(5,862,693)
Provision for income taxes	36,715	—
Depreciation and amortization	3,713,954	3,510,021
Interest expense, net	244,363	348,330
Stock-based compensation	300,035	787,826
Interest and other income (expense), net	(559,334)	(496,312)
Acquisitions and divestitures	—	79,398
Special Committee Investigation and restatement	-	1,304,908
SEC Investigation	596,368	676,080
Delaware Litigation legal and professional fees	—	1,354,864
Corporate restructuring costs	—	1,435,693
Adjusted EBITDA	$7,906,162	$3,138,115

We define Adjusted EBITDA as net income (loss) from continuing operations excluding (i) provision or benefit for income taxes, (ii) depreciation and amortization, (iii) interest expense, net, (iv) stock-based compensation expenses relating to stock awards and common stock purchase options, (v) interest and other income (expense), net, (vi) expenses related to acquisition and divestitures, (vii) gain on extinguishment of debt, (viii) professional service and legal fees related to an investigation conducted by a special committee of the Board of Directors (the “Special Committee Investigation”), the SEC Investigation and the Delaware Litigation (xi) other nonrecurring expenses, such as contingencies associated with litigation or settlements and (x) corporate restructuring costs related to headcount reductions, severance, and expense consolidation.

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

Net Revenues

We generate revenue from marketplace fees, which includes marketplace revenue, marketplace service fee revenue, FFL transfer revenue, advertising revenue and shipping revenue. Marketplace revenue consists of optional listing fees with variable pricing components based on customer options and final value fees based on a percentage of the final selling price of the listed item. Marketplace service fee revenue consists of fees charged to customers based on the final price of an item at the time of purchase. The marketplace service fee is assessed by GunBroker and added to the price of the item at the time of purchase for all buyers, based on the final price of an item at the time of purchase. The marketplace service fee helps offset increased costs associated with compliance with new state laws related to taxation, privacy, and firearms, which have significantly increased GunBroker’s operational compliance expenses. FFL transfer revenue is a variable per unit fee associated with transactions requiring FFL transfers. Advertising revenue consists of fees charged for advertisement placement and impressions generated through the GunBroker website. Shipping revenue consists of fees for the shipping of items sold on the GunBroker website.

Net revenues for the three months ended June 30, 2026 increased by $2.6 million, or 22.1%, from the three months ended June 30, 2025 due to the addition of FFL transfer revenue and increased GMV from our Marketplace primarily driven by increases in firearms sales.

Cost of Revenues

Cost of revenues consists of costs associated with facilitating transactions on the GunBroker platform as well as advertising costs.

Cost of revenues increased $0.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is associated with investments in the GunBroker platform and higher transaction volume.

Gross Margin

Our gross margin, which measures our gross profit as a percentage of sales, decreased slightly to 84.5% for the three months ended June 30, 2026 compared to 87.2% for the three months ended June 30, 2025. This decrease in gross margin was primarily the result of costs relating to the efforts to implement the Master FFL platform.

Operating Expenses

Operating expenses consist of selling and marketing expenses, which include tradeshows and marketing expenses; corporate general and administrative expenses, which include legal and professional fees, insurance and rent; employee salaries and related expenses, which include salaries, benefits and stock-based compensation and depreciation and amortization expenses.

Operating expenses decreased by $7.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in operating expenses was the result of a reduction of $3.7 million in legal and professional fees primarily related to the completion of the Delaware Litigation, the Special Committee Investigation and accounting restatement, a reduction of stock-based compensation expense of $0.4 million due to a reduction in stock award grants, a reduction of $0.6 million related to one-time sales tax audit expenses recorded in the prior year and a $2.7 million reduction in salaries and related expenses due to reduced headcount and restructuring efforts as well as a reduction in the number of directors.

Other Income and Expenses, Net

Total other income, net for the three months ended June 30, 2026 increased by $0.2 million compared to the three months ended June 30, 2025. This increase was the result of an increase in interest income of $0.1 million generated from holding a higher cash balance and a decrease in interest expense of $0.1 million as a result of no longer financing corporate insurance premium payments.

Income Taxes

Income tax expense for the three months ended June 30, 2026 was $36,715 compared to zero for the three months ended June 30, 2025. The increase in income tax expense is related to our estimated net income for the full year compared to a net loss in the prior year.

Our effective tax rate was 1% and zero for the three months ended June 30, 2026 and 2025, respectively. Our effective tax rate differed from the statutory rate due to recording a full valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2026, we had $68.8 million of cash and cash equivalents, an increase of $0.7 million from March 31, 2026. The increase was primarily attributable to cash generated from operations.

Working capital is summarized and compared as follows:

	June 30, 2026	March 31, 2026
Current assets	$82,217,146	$81,988,474
Current liabilities	17,342,268	20,720,534
	$64,874,878	$61,267,940

Changes in cash flow are summarized as follows:

Operating Activities

For the three months ended June 30, 2026, net cash provided by operations was primarily the result of the benefit of non-cash expense for depreciation and amortization as well as our net income from operations, partially offset by a reduction in accounts payable and accrued liabilities primarily associated with a decrease in legal and professional fees.

For the three months ended June 30, 2025, net cash used in operations was primarily the result of a reduction in accounts payable and accrued liabilities primarily associated with legal and professional fees as well as payments for insurance resulting in an increase in prepaid expenses.

Investing Activities

For the three months ended June 30, 2026, net cash used in investing activities consisted primarily of $0.7 million in capitalized development costs related to our Marketplace.

For the three months ended June 30, 2025, net cash provided by investing activities consisted primarily of proceeds of $42.9 million related to the sale in April 2025 of the Ammunition Manufacturing Business partially offset by $0.9 million related to capitalized development costs for our Marketplace.

Financing Activities

For the three months ended June 30, 2026, net cash used in financing activities consisted of $0.8 million in payments of preferred stock dividends, $0.2 million to make principal payments on related party notes, $2.0 million to purchase shares under our share repurchase program and $0.1 million used in the repurchase of common stock to cover taxes on shares issued to employees.

For the three months ended June 30, 2025, net cash used in financing activities consisted of $0.6 million in payments of preferred stock dividends and $0.2 million used in the repurchase of common shares to cover taxes on shares issued to employees.

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

Leases

We currently lease three locations, two of which are office space and one of which is a 2,660 square-foot mixed-use warehouse space in Marietta, GA. The office space in Scottsdale is our former headquarters and is currently not being utilized. We attempted to sublease the Scottsdale office space but such efforts have proven unsuccessful thus far and we recorded an impairment of the lease asset in the year ended March 31, 2026. As of three months ended June 30, 2026, we had $1.1 million of fixed lease payment obligations with $0.5 million payable within the next 12 months. Please refer to Note 6, "Leases" for additional information.

Promissory Notes Issued in Settlement of the Delaware Litigation

As described in Note 12, "Related Party Transaction", on May 30, 2025, we issued to Mr. Urvan's affiliated designee, an unsecured promissory note for a principal amount of $12.0 million ("Note 1") and an unsecured promissory note in a principal amount of $39 million (" Note 2") pursuant to the 2025 Settlement Agreement. The aggregate principal amount of Note 1 and Note 2 was $51.0 million, and we were required to make aggregate annual prepayments of $2.95 million beginning on May 30, 2026. On September 17, 2025, the independent and disinterested members of the Board of Directors approved the exercise of an option to prepay all of the then-outstanding principal amount of Note 2 and accrued and unpaid interest thereon in exchange for the issuance of a the Additional Warrant to purchase 13.0 million shares of common stock (the "Prepayment Option"), and we issued the Additional Warrant in satisfaction of Note 2.

For the three months ended June 30, 2026 and 2025, we recorded interest expense of $244,363 and $81,955 on Note 1, respectively. For the three months ended June 30, 2026 and 2025, we recorded interest expense of zero and $266,375 on Note 2, respectively.

We made a $220,000 principal payment and $780,000 interest payment on Note 1 on May 29, 2026. The remaining principal balance on Note 1 is $11.8 million and we are required to make an annual prepayment of $1.0 million on Note 1 annually on May 30 until Note 1 matures on May 30, 2027.

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

During the three months ended June 30, 2026, we repurchased 1,020,004 shares at an average purchase price of $1.98 per share. The total cash paid to repurchase shares during the three months ended June 30, 2026 was $2.0 million.

As of June 30, 2026, we had repurchased an aggregate of 1,533,929 shares under the share repurchase program at an average price of $1.97 per share. As of June 30, 2026, the share repurchase program had $12.0 million in remaining authorized funds.

Off-Balance Sheet Arrangements

As of June 30, 2026 and March 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity capital expenditures, or capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of the disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d 15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act in Rule 13a-15(c) and 15d-15(e) under the Exchange Act) during three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to monitor the effectiveness of newly implemented controls and assess whether any additional changes are warranted.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various disputes, claims, suits, investigations, and legal proceedings arising in the ordinary course of business, including commercial, intellectual property, and employment-related matters, as well as stockholder derivative actions, class action lawsuits, and other matters. There have been no material developments to our legal proceedings disclosed in the Form 10-K.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in Part I, Item 1A "Risk Factors" of the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

On January 5, 2026, we announced that our Board of Directors authorized a discretionary share repurchase program pursuant to which we may repurchase up to $15.0 million of our outstanding common stock over a period of twelve months. Repurchases under the program may be made from time to time, in management’s discretion, through open market purchases, privately negotiated transactions, and other means in accordance with federal securities laws, including pursuant to one or more Rule 10b5-1 trading plans. The timing, volume, and value of any repurchases will be determined by management based on factors including market conditions, our liquidity and capital needs, and other factors deemed relevant. The share repurchase program does not obligate us to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the discretion of the Board of Directors or management. Any repurchases under the program will be funded from our existing cash balances, future operating cash flows, or other legally available funds.

The following table summarizes our share repurchases for the three months ended June 30, 2026, including repurchases under our repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Programs(2)	Approximate Maximum Number or Dollar Value of Shares that may yet be Repurchased Under the Plan or Programs

April 1, 2026 - April 30, 2026	186,345	$1.98	700,270	$13,628,512
May 1, 2026 - May 31, 2026	545,570	1.97	1,245,840	$12,552,135
June 1, 2026 - June 30, 2026	288,089	1.99	1,533,929	$11,978,463

Total	1,020,004		1,533,929

(1) Excludes immaterial broker commissions and excise tax accruals.

(2) On January 5, 2026, we announced that our Board of Directors approved the share repurchase program for up to $15.0 million of our outstanding common stock, which expires January 4, 2027.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

Outdoor Holding Company

	By:	/s/ Steven F. Urvan
Dated: August 10, 2026		Steven F. Urvan, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul J. Kasowski
Dated: August 10, 2026		Paul J. Kasowski, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)